Form 10-Q
period 2018-06-30
Tilray, Inc.
filed 2018-08-29
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38594

Tilray, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4310622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Maughan Road

Nanaimo, BC, Canada, V9X IJ2

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code: (844) 845-7291

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 29, 2018, the registrant had 16,666,667 shares of Class 1 Common Stock, $0.0001 par value per share, and 76,477,375 shares of Class 2 Common Stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY, INC.

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars, except for per share data, unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash	$25,331	$2,323
Accounts receivable, net	1,757	983
Other receivables	3,696	1,131
Inventory	6,750	7,421
Prepaid expenses and other current assets	1,210	545

Total current assets	38,744	12,403

Property and equipment, net	65,707	39,985
Intangible assets, net	1,395	934
Deposits and other assets	632	626

Total assets	$106,478	$53,948

Liabilities
Current liabilities:
Accounts payable	$13,209	$5,563
Accrued expenses and other current liabilities	3,295	2,021
Accrued obligations under capital lease	199	379
Current portion of long-term debt	9,128	9,432
Privateer Holdings debt facilities	37,015	32,826

Total current liabilities	62,846	50,221

Accrued obligations under capital lease	8,398	8,579

Total liabilities	$71,244	$58,800

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock ($0.0001 par value, 8,000,000 shares authorized; 7,794,042 shares issued and outstanding at June 30, 2018; none issued at December 31, 2017)	$1	$—
Common stock ($0.0001 par value, 215,000,000 shares authorized; 75,000,000 shares issued and outstanding at June 30, 2018; none issued at December 31, 2017)	8	—
Capital stock (no shares authorized, issued or outstanding at June 30, 2018; 1 share authorized, issued and outstanding at December 31, 2017)	—	—
Additional paid-in capital	89,915	31,736
Accumulated other comprehensive income	3,778	3,866
Accumulated deficit	(58,468)	(40,454)

Total stockholders’ equity (deficit)	35,234	(4,852)

Total liabilities and stockholders’ equity	$106,478	$53,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands of U.S. dollars, except for per share data, unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$9,744	$4,992	$17,552	$10,019
Cost of sales	5,567	2,284	9,479	4,563

Gross margin	4,177	2,708	8,073	5,456

Research and development expenses	$639	$1,040	$1,614	$1,701
Sales and marketing expenses	3,305	1,515	5,568	2,443
General and administrative expenses	5,622	2,434	9,990	3,966
Stock-based compensation expense	5,601	35	5,632	69

Operating loss	(10,990)	(2,316)	(14,731)	(2,723)

Foreign exchange loss (gain), net	1,359	(361)	2,504	(580)
Interest income, net	497	500	913	996
Other income (expense), net	(76)	(20)	(197)	(6)

Loss before income taxes	(12,770)	(2,435)	(17,951)	(3,133)

Income tax expense	(63)	—	(63)	—

Net loss	$(12,833)	$(2,435)	$(18,014)	$(3,133)

Basic and diluted net loss per share	(0.17)	(0.01)	(0.24)	(0.01)
Shares used in compilation of net loss per share, basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

Net loss	$(12,833)	$(2,435)	$(18,014)	$(3,133)

Foreign currency translation gain (loss)	86	(208)	87	(240)

Comprehensive loss	$(12,747)	$(2,643)	$(17,927)	$(3,373)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars, except for per share data, unaudited)

	Six months ended June 30,
	2018	2017
Operating activities
Net loss	$(18,014)	$(3,133)
Adjusted for the following items:
Foreign currency loss (gain)	2,450	(579)
Provision for doubtful accounts	—	(9)
Inventory write-downs	227	53
Depreciation and amortization	1,148	955
Stock-based compensation expense	5,632	69
Non-cash interest expense	509	481
Deferred income tax expense	63	—
Loss on disposal of property, plant, and equipment	(2)	7
Changes in non-cash working capital:
Accounts receivable	(840)	(430)
Other receivables	(2,701)	(85)
Inventory	48	(1,055)
Prepaid expenses and other current assets	(1,033)	(704)
Accounts payable	8,019	591
Accrued expenses and other current liabilities	1,589	1,029

Net cash used in operating activities	(2,905)	(2,810)

Investing activities
Increase in deposits and other assets	(23)	—
Purchases of short-term investments	(29,394)	—
Proceeds from sales of short-term investments	29,257	—
Proceeds from maturities of short-term investments	136	—
Purchases of property, plant and equipment	(28,237)	(835)
Dispositions of property, plant and equipment	11	22
Purchases of intangible assets	(703)	(103)

Net cash used in investing activities	(28,953)	(916)

Financing activities
Advances under Privateer Holdings credit facility	2,250	3,271
Advances under Privateer Holdings construction facility	1,560	8
Minimum lease payments under capital lease	(339)	—
Proceeds from issuance of convertible preferred stock, net	52,557	—

Net cash provided by financing activities	56,028	3,279

Effect of foreign currency translation on cash	(1,162)	239

Cash
Increase (decrease) in cash	23,008	(208)

Cash, beginning of period	2,323	7,531

Cash, end of period	$25,331	$7,323

Supplemental Disclosure for Cash Flow Information
Cash paid for interest	$573	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tilray, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except for shares and per share amounts, unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) reflect the accounts of Tilray, Inc. and its wholly-owned subsidiaries (collectively “Tilray”, the “Company”, “we”, “our”, or “us”). The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s final prospectuses for its initial public offering (“IPO”) filed on July 19, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Annual Financial Statements”) for the fiscal year ended December 31, 2017.

These financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of results that can be expected for a full year.

Other than described below, there have been no changes to our significant accounting policies described in our Annual Financial Statements that have had a material impact on our consolidated financial statements and related notes.

Stock-based compensation

The Company’s employees have historically participated in Privateer Holdings’ equity-based compensation plan. Equity-based compensation expense has been allocated to these financial statements based on the awards and terms previously granted to Privateer Holdings’ employees. The Company adopted a new 2018 Equity Incentive Plan, or the Plan, amended in May 2018, and has reserved 9,199,338 shares of common stock for issuance under the Plan. In May and June 2018, the Company granted stock options and restricted stock units (“RSUs”) as well as performance-based awards in the form of stock options and restricted stock units. The performance condition related to these awards was satisfied on the effectiveness of the registration statement for the Company’s IPO, which occurred in July 2018.

The Company measures and recognizes compensation expense for stock options on a straight-line basis over the vesting period based on their grant date fair values. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The fair value of common stock at the date of grant was determined by the Board of Directors with assistance from third-party valuation specialists. The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates.

The critical assumptions and estimates used in determining the fair value of stock-based compensation on the grant date are: fair value of common shares on the grant date, risk-free interest rate, volatility of comparable company share price, and the expected term.

For performance-based stock options and awards, the Company records compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. At each reporting date, the Company assesses whether achievement of a milestone is considered probable, and if so, records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. The Company will recognize remaining compensation expense with respect to a milestone, if any, over the remaining estimated service period.

New Accounting Pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. Further, the FASB has issued a number of additional ASUs regarding the new revenue recognition standard. The new standard, as amended, will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. For public companies, the new standard is effective for annual reporting periods beginning after December 31, 2017, including interim periods within that reporting period. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company does not plan to early adopt. The Company is evaluating the impact and expects to implement the provisions of ASU 2014-09 as of January 1, 2019 and has not yet selected a transition method. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and, (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company expects to implement the provisions of ASU 2016-02 as of January 1, 2020 The Company is currently evaluating the impact of the new standard on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either assets or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company expects to implement the provisions of ASU 2016-09 as of January 1, 2019. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company expects to implement the provisions of ASU 2016-13 as of January 1, 2022. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

2.	Inventory

Inventory is comprised of the following items:

	As of June 30, 2018	As of December 31, 2017
Raw materials	$438	$163
Work-in-process – dry cannabis	2,708	1,396
Work-in-process – cannabis extracts	3,075	30
Finished goods – dry cannabis	89	3,501
Finished goods – cannabis extracts	361	2,158
Finished goods – accessories	79	173

Total	$6,750	$7,421

Inventory is written down for any obsolescence or when the net realizable value of inventory is less than the carrying value. For the three and six months ended June 30, 2018, the Company recorded write-downs related to cannabis oil within work-in-process of $491 and $703, respectively (June 30, 2017 – $98 and $170), in cost of sales.

3.	Property, Plant and Equipment

The Company had $25,979 (December 31, 2017 – $10,464) in property, plant and equipment additions related to building and leasehold improvements, laboratory and manufacturing equipment, construction in process and foreign currency exchange adjustments during the six months ended June 30, 2018. Additions to building and leasehold improvements primarily related to the Company’s Enniskillen, Ontario facility being placed into service. Additions to construction in process primarily related to the ongoing construction of the Company’s London, Ontario and Portugal facilities.

For the three and six months ended June 30, 2018, depreciation on property, plant and equipment was $566 and $968, respectively (June 30, 2017 – $338 and $674). Depreciation expense included in cost of sales relating to manufacturing equipment and production facilities was $157 and $259, respectively (June 30, 2017 – $82 and $161). Depreciation expense included in general administrative expenses related to general office space and equipment is $30 and $59, respectively (June 30, 2017 – $27 and $53). The remaining depreciation is included in inventory.

For the six months ended June 30, 2018, there was $169 (June 30, 2017 – $0) of capitalized interest included in construction-in-progress.

4.	Intangible Assets

Intangible assets include the internally developed patient portal for online orders. For the six months ended June 30, 2018, the Company had $916 (December 31, 2017 – $509) in intangible asset additions related to construction in process and foreign currency exchange adjustments. For the three and six months ended June 30, 2018, amortization expense on intangible assets was $104 and $180, respectively, (June 30, 2017 – $72 and $280) and is included in general and administrative expenses. The net carrying value of intangible assets includes $13 (December 31, 2017 – $381) of intangible assets under construction, relating to expenditures incurred to develop additional functionalities for the patient portal.

The amortization expense for the next five years on intangible assets in use is: 2018 – $328; 2019 – $607; thereafter – $504.

5.	Long-term Debt

Long-term debt is as follows:

	As of June 30, 2018	As of December 31, 2017
Mortgage payable, due January 2019, annual interest 11.5%	$9,128	$9,537
Unamortized deferred financing costs	—	(105)

	9,128	9,432
Less current portion of long-term debt	(9,128)	(9,432)

Total	$—	$—

In December 2016, Tilray Canada, Ltd. entered into a mortgage for an amount of $8,909 ($12,000 CAD) with an annual interest rate of 11.5% maturing in June 2018. In July 2018, the Company entered into a Mortgage Loan Extension Agreement to extend the mortgage. The term of the mortgage was extended for a further period of six months to January 1, 2019 with a renewal fee of CAD $90, or .75 basis points of the loan balance.

The mortgage is secured by a deed of trust on all assets of Tilray Canada, Ltd. and is guaranteed by Privateer Holdings. Under the terms of the mortgage, Tilray Canada, Ltd. must satisfy certain financial and non-financial covenants. Financial covenants include requirements to maintain a current ratio of no less than 2 times at any time along with other quarterly revenue and operating expense measures. Tilray Canada, Ltd. was in compliance with these covenants as at June 30, 2018 and December 31, 2017.

The carrying value of the mortgage approximates its fair value because the interest rate on the mortgage is equivalent to current market rates.

6.	Related Party Transactions

The Company was a wholly owned subsidiary of Privateer Holdings, Inc. (“Privateer Holdings” or “Parent”) prior to its Series A preferred stock financing and its IPO. The various components of the Privateer Holdings debt facilities which represents the related party balances outstanding are as follows:

	As of June 30, 2018	As of December 31, 2017
Privateer Holdings credit facility	$26,837	$24,700
Privateer Holdings construction facility	8,108	6,395
Privateer Holdings start-up loans	2,070	1,731

Total	$37,015	$32,826

Privateer Holdings credit facility

Effective January 1, 2016, Tilray Canada, Ltd. entered into an agreement with Privateer Holdings for a demand revolving credit facility in an aggregate principal amount not to exceed $25,000. As of December 31, 2017, the facility bears interest at a floating rate of 2.54%, reset annually based on the mid-term applicable federal U.S. rate.

Effective April 1, 2018, Tilray, Inc. entered into an agreement with Privateer Holdings for a demand revolving credit facility in an aggregate principal amount not to exceed $7,000. The facility bears interest at a floating rate of 2.62%, reset annually based on the mid-term applicable federal U.S. rate.

Accrued management fees charged by Privateer Holdings for services performed, including management services, support services, business development services and research and development services are included in the facility.

Amounts for the provision of management and support services are charged at cost based on the compensation of the respective employees of Privateer Holdings, which is estimated from the time devoted to the Company. Business development and research and development services are charged at cost plus a 9% markup. In February 2018, the Company entered into an agreement with Privateer Holdings, pursuant to which Privateer Holdings provides the Company with certain general administrative and corporate services on an as-requested basis. Pursuant to this agreement, the Company pays Privateer Holdings a monthly services fee that is based on the proportional share of the actual costs incurred by Privateer Holdings in performing the requested services. Personnel compensation is charged at cost plus a 3.0% markup and other services provided are charged at cost. The interest on the management services fee accrues at a floating rate of 2.54%, reset annually based on the mid-term applicable federal U.S. rate.

Total management services charge for the three and six months ended June 30, 2018 was $556 and $1,873, respectively, (June 30, 2017 – $1,316 and $2,188) and was included in operating expenses. Depending on the nature of the services performed, these expenses are included within general and administrative expenses, sales and marketing expenses or research and development expenses. For the three and six months ended, June 30, 2018, the Company recognized $233 and $417, respectively, (June 30, 2017 – $183 and $366) in interest expense related to the Privateer Holdings credit facility.

In July 2018, the Company repaid approximately $36,940 of the outstanding Privateer Holdings Debt Facility.

Privateer Holdings construction facilities

High Park Farms, Ltd. construction facility

Effective November 1, 2017, High Park Farms, Ltd. entered into an agreement with Privateer Holdings for a demand revolving construction facility in an aggregate principal amount not to exceed $10,000 to be used for the construction of its facility in Enniskillen, Ontario, Canada. Beginning January 1, 2018, the facility bears interest at a floating rate of 2.54%, reset annually based on the mid-term applicable federal U.S. rate.

Tilray Canada, Ltd. construction facility

Effective December 1, 2017, Tilray Canada Ltd. entered into an agreement with Privateer Holdings for a demand construction facility of $1,000. The proceeds of the facility were to be used to fund capital expenditures for Tilray Canada, Ltd. and its affiliated company, High Park Farms, Ltd. Beginning January 1, 2018, the facility bears interest at a floating rate of 2.54%, reset annually based on the mid-term applicable federal U.S. rate.

Privateer Holdings start-up loans

As part of the Company’s strategic initiatives to expand into additional geographic locations, Privateer Holdings provided the Company with initial working capital funding in the form of non-interest-bearing loans. The advances are repayable upon demand. The outstanding balances under these loans are:

	As of June 30, 2018	As of December 31, 2017
Tilray Deutschland GmbH	$1,540	$1,340
Tilray Portugal Unipessoal, Lda.	102	105
Other	427	286

	$2,069	$1,731

7.	Capital Stock

Capital Stock

As of December 31, 2017, the Company had authorized, issued and outstanding 1 share of capital stock with a one dollar par value. Each share of capital stock was entitled to one vote.

Common and Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights.

	Par Value	Authorized	Voting Rights
Class 1 common stock	$0.0001	100,000,000	3 votes for each share

Class 2 common stock	$0.0001	100,000,000	1 vote for each share

Class 3 common stock	$0.0001	15,000,000	No voting rights

Series A preferred stock	$0.0001	8,000,000	Equal to the number of shares of Class 2 common stock into which each share of Preferred Stock could be converted

In February and March 2018, the Company issued an aggregate of 7,794,042 shares of Series A preferred stock (the “Preferred Stock”) at an issue price of $7.10 ($8.90 CAD) per share.

In February 2018, the Company completed a recapitalization in which the Company issued 75,000,000 shares of Class 1 common stock to Privateer Holdings in exchange for the net assets of Decatur Holdings, BV. As of June 30, 2018, the Company had not issued shares of Class 2 common stock or Class 3 common stock. After full payment of liquidation preferences of the Preferred Stock, the remaining assets of the Company legally available for distribution would be distributed ratably to the holders of common stock. The liquidation and dividend rights are identical among Class 1 common stock and Class 2 common stock, and all classes of common stock share equally in our earnings and losses.

Convertible Preferred Stock

The rights, preferences, privileges and restrictions for the holders of Preferred Stock are as follows:

Dividends:

The holders of preferred Stock are entitled to receive, in preference to the holders of Class 1 common stock, Class 2 common stock, and Class 3 common stock (the “Common Stock”), non-cumulative cash dividends at an annual rate of ten percent of the Preferred Stock issue price per share, as adjusted for any stock dividends, combinations, splits, recapitalizations or the like. Dividends are payable when and if declared by the Board of Directors. After payment of such dividends, any additional dividends or distributions will be distributed among holders of Common Stock and Preferred Stock on a pari passu basis. No dividends have been declared or paid through June 30, 2018.

Liquidation:

In the event of any liquidation, dissolution, or winding up if the Company, either voluntary or involuntary (a “Liquidation Event”) the holders of Preferred Stock are entitled to receive, prior to and in preference to holders of Common Stock, amounts per share equal to 1.5 times the Preferred Stock original issue price for each share held plus all declared and unpaid dividends on each share of Preferred Stock, as applicable. If, upon any such Liquidation Event, the assets of the Company shall be insufficient to make payment in full to all holders of Preferred Stock of the liquidation preference, then such assets or consideration shall be distributed among holders of Preferred Stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. Upon the completion of the distribution to the holders of Preferred Stock, all remaining proceeds, if any, will be distributed ratable among the holders of Common Stock.

Conversion:

Shares of Preferred Stock are convertible into shares of Class 2 common stock at any time at the option of the holder. The conversion ratio is subject to adjustment for any stock dividends, combinations, splits, recapitalizations or the like and for dilutive issuances of new securities. The number of shares of Class 2 common stock to which each share of Preferred Stock may be converted shall equal the Preferred Stock issue price divided by the conversion price in effect at the time of conversion. Each share of Preferred Stock automatically converts into that number of shares of Class 2 common stock determined in accordance with the conversion rate upon the earlier of (i) upon the date specified by the vote or written request by the Company from the holders of a majority of Preferred Stock outstanding or (ii) immediately upon the closing of an underwritten public offering of common stock under the Securities Act of 1933, as amended, covering the offer and sale of Common Stock for the account of the Company in which the gross proceeds are at least $125,000 and the Company’s shares have been listed for trading on the New York Stock Exchange, Nasdaq Global Market or any successor exchange of either the New York Stock Exchange or Nasdaq. The conversion price was initially set at the original issuance price of $7.10 ($8.90 CAD) per share.

Redemption:

Shares of Preferred Stock are not redeemable at the option of the holder.

Protective Provisions:

The holders of Preferred Stock have certain protective provisions. As long as 1,000,000 shares of Preferred Stock remain issued and outstanding, the Company cannot approve certain actions, without the approval of at least a majority of the voting power of Preferred Stock then outstanding, voting together as a single class. Such actions include: amending the Certificate of Incorporation or Bylaws of the Company that alters or changes the rights, preferences or privileges of Preferred Stock and increasing or decreasing in the authorized number of shares of Preferred Stock, as adjusted for stock splits, stock dividends, combinations, reclassifications or the like.

8.	Stock-based Compensation

Original Stock Option Plan:

Certain of Company’s employees participate in the Equity Incentive Plan of Privateer Holdings (the “Original Plan”). For the three and six months ended June 30, 2018, the total stock-based compensation expense associated with the Original Plan was $169 and $200, respectively (June 30, 2017 – $35 and $70).

The fair value of each award to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions as of December 31, 2017: expected life of 5.53 years, risk-free interest rates of 2.01%; expected volatility of 56.32% and no dividends during the expected life. Expected volatility is based on historical volatilities of public companies operating in a similar industry to Privateer Holdings. The expected life of the options represents the period of time options are expected to be outstanding and is estimated considering vesting terms and employees’ historical exercise and post-vesting employment termination behavior. 25% of the options cliff vest on the first anniversary of the grant date and the remainder vest ratably thereafter over a total of four years from the date of grant. The vested options expire, if not exercised, 10 years from the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

New Stock Option Plan:

In February 2018, the Company adopted the 2018 Equity Incentive Plan (the “New Plan”). In May 2018, the Company amended the New Plan to reserve an additional 2,487,717 shares thereunder, such that an aggregate of 9,199,338 shares of common stock were authorized for issuance under the Plan.

For the three and six months ended June 30, 2018, the total stock-based compensation expense associated with the New Plan was $5,432 (June 30, 2017 – $0).

The fair value of each award to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions as of June 30, 2018: expected life of 5.85 years, risk-free interest rates of 2.94%; expected volatility of 58.64% and no dividends during the expected life. Expected volatility is based on historical volatilities of public companies operating in a similar industry to the Company. The expected life of the awards represents the period of time options are expected to be outstanding and is estimated considering vesting terms and employees’ historical exercise and post-vesting employment termination behavior. A forfeiture rate is estimated at the time of grant to reflect the amount of awards that are granted but are expected to be forfeited by the award holder prior to vesting. The estimated forfeiture rate applied to these amounts is derived from management’ estimate of the future stock award forfeiture behavior over the expected life of the awards. 25% of the awards cliff vest on the first anniversary of the grant date and the remainder vest ratably thereafter over a total of four years from the date of grant. The vested awards expire, if not exercised, 10 years from the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the Company under the Original Plan is as follows:

	Shares	Weighted-average exercise price	Aggregate intrinsic value
Balance December 31, 2017	364,571	$2.41	$1,185

Granted	301,442	5.66
Exercised	(2,716)	3.47
Forfeited	(1,051)	3.01
Cancelled	(886)	3.26

Balance June 30, 2018	661,360	$3.89	$1,174

The weighted-average remaining contractual life for options outstanding and options expected to vest as at June 30, 2018 is 8.53 years and 9.31 years. All outstanding options are expected to vest.

As of June 30, 2018, there were 270,727 options exercisable under the Original Plan with a weighted-average exercise price of $2.30, aggregate intrinsic value of $909 and a weighted-average remaining contractual life of 7.32 years. The aggregate intrinsic value of the options exercised during the six months ended June 30, 2018 were $6.

Stock option activity for the Company under the New Plan is as follows:

Stock option activity, excluding performance-based awards:

	Shares	Weighted-average exercise price	Aggregate intrinsic value
Balance December 31, 2017	—	$—	$—

Granted	5,479,196	7.76
Exercised	—	—
Forfeited	(14,282)	7.76
Cancelled	—	—

Balance June 30, 2018	5,464,914	$7.76	$—

The weighted-average remaining contractual life for options outstanding and options expected to vest as at June 30, 2018 is 9.89 years. All outstanding options are expected to vest.

As of June 30, 2018, there were 937,500 options exercisable under the New Plan with a weighted-average exercise price of $7.76, aggregate intrinsic value of $0 and a weighted-average remaining contractual life of 9.89 years. The aggregate intrinsic value of the options exercised during the six months ended June 30, 2018 were $0.

Performance-based stock option activity:

	Shares	Weighted-average exercise price	Aggregate intrinsic value
Balance December 31, 2017	—	$—	$—

Granted	600,000	7.76
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Balance June 30, 2018	600,000	$7.76	$—

The weighted-average remaining contractual life for performance-based stock options outstanding and options expected to vest as at June 30, 2018 is 9.89 years, respectively. All outstanding performance-based stock options are expected to vest.

As of June 30, 2018, there were no performance-based stock options exercisable under the New Plan with a weighted-average exercise price of $7.76, aggregate intrinsic value of $0 and a weighted-average remaining contractual life of 9.89 years. The aggregate intrinsic value of the performance-based stock options exercised during the six months ended June 30, 2018 were $0.

RSU activity for the Company under the New Plan is as follows:

RSU activity, excluding performance-based RSUs:

	Share equivalent	Weighted-average grant date fair value
Non-vested at December 31, 2017	—	$—

Granted	140,000	7.76
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Non-vested at June 30, 2018	140,000	$7.76

The weighted average grant-date fair values of RSUs granted were $7.76 per share as at June 30, 2018. As of June 30, 2018, there was approximately $946 of total unrecognized compensation cost related to non-vested RSU awards that will be recognized as expense over a weighted-average period of 3.18 years. No RSUs vested during the period.

Performance-based RSUs:

	Share equivalent	Weighted-average grant date fair value
Non-vested at December 31, 2017	—	$—

Granted	1,050,000	7.76
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Non-vested at June 30, 2018	1,050,000	$7.76

The weighted average grant-date fair values of performance-based RSUs granted were $7.76 per share as at June 30, 2018. As of June 30, 2018, there was approximately $7,786 of total unrecognized compensation cost related to non-vested performance-based RSU awards that will be recognized as expense over a weighted-average period of 2.23 years. No performance-based RSUs vested during the period.

9.	Income Taxes

The effective tax rates for the three months ended in 2018 and 2017 were lower than the US federal statutory rates of 21% and 35%, respectively, due to tax losses for which no benefit has previously been recognized being available to offset otherwise taxable earnings in each tax jurisdiction.

Consolidated income tax expense for the three and six months ended June 30, 2018 and 2017 was $63 and $0, respectively.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduces the U.S. Federal corporate tax rate from 35% to 21% beginning 2018. There is no financial statement impact to the Company related to the Tax Cuts and Jobs Act because the Company utilizes the “separate return” method for calculating the provision of income taxes and there is no recognition of deferred tax assets in the six months ended June 30, 2018.

10.	Commitments and Contingencies

Lease commitments

The Company leases various facilities, under non-cancelable capital and operating leases, which expire at various dates through December 2027.

Under the terms of the operating lease agreements, the Company is responsible for property taxes, certain insurance and maintenance expenses. The Company records rent expense on a straight-line basis over the terms of the underlying leases. Rent expense for the three and six months ended June 30, 2018 was $88 and $193, respectively, (June 30, 2017 – $39 and $41), respectively.

In August 2017, High Park Farms, Ltd. entered into a capital lease to finance its expansion of production operations in Enniskillen, Ontario, Canada.

In February 2018, High Park Holdings, Ltd. entered into an operating lease to finance its expansion of production operations in London, Ontario, Canada.

Aggregate future minimum rental payments under all non-cancelable capital and operating leases are as follows:

	Operating Leases		Capital Leases
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
2018*	$255	$481	$127	$772
2019	452	841	761	772
2020	422	694	761	772
2021	407	231	761	772
2022	503	—	761	772
Thereafter	2,818	—	570	579

	$4,857	$2,247	$3,741	4,439

* For the six months ending December 31, 2018

11.	Financial Instruments

Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s accounts receivable. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable.

The Company’s cash is deposited with Canadian credit union and major financial institutions in Australia, Portugal, Germany, Netherlands and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured and the Company does not require collateral from its customers.

The Company is also exposed to credit risk from the potential default by any of its counterparties on its financial assets.

The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary. As at June 30, 2018 and December 31, 2017, the Company is not exposed to any significant credit risk related to counterparty performance.

Foreign currency risk

As the Company conducts its business in many areas of the world involving transactions denominated in a variety of currencies, the Company is exposed to foreign currency risk. A significant portion of the Company’s assets, revenue, and expenses are denominated in the Canadian dollar. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $793 as of June 30, 2018, with a corresponding impact to accumulated other comprehensive income.

Liquidity risk

The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash flows generated from operations to meet its requirements. As at June 30, 2018 and December 31, 2017, the most significant financial liabilities are the Privateer Holdings debt facilities, long-term debt and accounts payable and accrued liabilities.

12.	Segment information

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in one segment: the development and sale of cannabis products.

Sources of revenues were as follows:

	Three months ended June 30		Six months ended June 30,
	2018	2017	2018	2017
Dried cannabis	$5,247	$4,032	$9,869	$8,024
Cannabis oils	4,438	880	7,545	1,871
Accessories	59	80	138	124

	$9,744	$4,992	$17,552	$10,019

Revenues attributed to a geographic region based on the location of the customer were as follows:

	Three months ended June 30		Six months ended June 30,
	2018	2017	2018	2017
Canada	$9,399	$4,913	$17,012	$9,940
Other countries	345	79	540	79

	$9,744	$4,992	$17,552	$10,019

Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, attributed to geographic regions based on their physical location were as follows:

	As of June 30, 2018	As of December 31, 2017
Canada	$57,065	$39,086
Other countries	8,642	899

	$65,707	$39,985

There were no customers that accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2018 and 2017.

13.	Subsequent events

In July 2018, the Company completed its IPO whereby 10,350,000 shares of our Class 2 common stock were sold at a price of $17.00 per share, which included 1,350,000 shares pursuant to the underwriters’ option to purchase additional shares. The Company received net proceeds of $163,634 after deducting the underwriting discount. Upon the closing of the IPO, all shares of the outstanding Preferred Stock automatically converted into 7,794,042 shares of Class 2 common stock on a one-for-one basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and our final prospectuses for our initial public offering, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on July 19, 2018 or our Supplemented PREP Prospectus to a Base PREP Prospectus dated July 18, 2018 and filed in each of the Provinces of Canada except Québec on July 19, 2018, or, collectively, our Prospectuses. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward -looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC and Canadian public filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Overview

We are pioneering the future of medical cannabis research, cultivation, processing and distribution globally, and we intend to become a leader in the adult-use cannabis market in Canada.

We aspire to lead, legitimize and define the future of our industry by building the world’s most trusted cannabis company.

We produce medical cannabis in Canada and Europe, and we have supplied high-quality cannabis products to tens of thousands of patients in 10 countries spanning five continents through our subsidiaries in Australia, Canada and Germany and through agreements with established pharmaceutical distributors. In Canada, we are also authorized to distribute certain products on a wholesale basis and to sell certain products direct to patients through our e-commerce platform or over the phone.

We are witnessing a global paradigm shift with regard to cannabis, and as a result of this shift, the transformation of a multibillion dollar industry from a state of prohibition to a state of legalization. Medical cannabis is now authorized at the national or federal level in 29 countries. The legal market for medical cannabis is still in its early stages and we believe the number of countries with legalized regimes will continue to increase. We believe that as this transformation occurs, trusted global brands with multinational supply chains will become market leaders by earning the confidence of patients, doctors, governments and adult consumers around the world.

We expect to have a competitive advantage in the Canadian adult-use market following the implementation of federal legislation that is anticipated to legalize adult-use cannabis in Canada in October 2018. In anticipation of adult-use legalization in Canada, we have negotiated agreements to supply certain provinces and territories with our adult-use products for sale through the distribution systems they are establishing, subject to the adoption of authorizing legislation.

We were formed as a subsidiary of Privateer Holdings, Inc., or Privateer Holdings, one of the first institutionally backed private investment firms to focus exclusively on the cannabis industry. Privateer Holdings’ portfolio of brands includes Leafly, Marley Natural and Goodship. We expect that our ongoing relationship with Privateer Holdings will continue to include the provision of certain management services by Privateer Holdings, our licensing of many of our anticipated adult-use brands and products from Privateer Holdings and certain debt obligations owed to Privateer Holdings.

Subsequent Events

In July 2018, we completed our IPO, whereby 10,350,000 shares of our Class 2 common stock were sold at a price of $17.00 per share (C$22.45 per share), which included 1,350,000 shares pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of $163.6 million after deducting the underwriting discount. Upon the closing of the IPO, all shares of the outstanding Preferred Stock automatically converted into 7,794,042 shares of Class 2 common stock on a one-for-one basis.

Key Operating Metrics

We use the following key operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance and make strategic decisions.

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Kilograms equivalents sold	1,514	769	745	97%	2,813	1,646	1,167	71%
Kilograms harvested	1,461	1,760	(299)	(17)%	3,154	3,622	(468)	(13)%
Average net selling price per gram	$6.38	$6.20	0.18	3%	$6.18	$5.84	0.34	6%
Average cost per gram sold	$3.33	$2.82	0.51	18%	$3.09	$2.65	0.44	17%

Kilogram equivalents sold. We sell two product categories: (1) dried cannabis, which includes whole flower and ground flower and (2) cannabis extracts, which includes full-spectrum and purified oil drops and capsules. The latter products are converted to flower equivalent grams based on the type and number of dried cannabis grams required to produce extracted cannabis in the form of cannabis oils. This conversion ratio is based on the amount of active cannabinoids in the products rather than the volume of oil. For example, our 40mL oil drops are converted to five gram equivalents.

Total kilogram equivalents sold increased for the three and six months ended June 30, 2018 from the comparable periods in 2017, primarily due to bulk sales to others that have been issued a license to produce cannabis and cannabis oil by Health Canada under the Access to Cannabis for Medical Purposes Regulations, or Licensed Producers, increased patient demand, and growth of our extract products.

Kilograms harvested. Kilograms harvested represents the weight of dried whole plants post-harvest, drying and curing. This operating metric is used to measure the production efficiency of our facilities and production team.

Total kilograms harvested decreased for the three and six months ended June 30, 2018 from the comparable periods in 2017, primarily due to shifting some of our cultivation mix towards higher potency strains and cannabidiol, or CBD, strains, which have lower biomass yields compared to mid-potency strains.

Average net selling price per gram. The average net selling price per gram is an indicator that shows our pricing trends over time on a gram equivalent basis. We deduct revenue associated with accessories and freight sales from revenue to arrive at cannabis-related revenue. We calculate average net selling price per gram by dividing cannabis-related revenue by kilogram equivalents sold. Our dried flower products are sold in Canada on a per gram basis from C$6.00 to C$14.00 and our oil drops and capsules are sold for C$35.00 to C$400.00. The prices of our products vary according to a number of different factors, the most significant factor of which is potency.

The average net selling price per gram increased for the three and six months ended June 30, 2018 from the comparable periods in 2017, primarily due to the consistent production of high-potency dried flower and growth in extract sales. The positive impacts of high-potency dried flower and growth in extract and international sales were partially offset by pricing in our wholesale channel.

To determine the Canadian dollar average net selling price per gram range above, revenue and costs are converted using the average exchange rate during the reporting period. All input costs are individually converted by multiplying the U.S. dollar to Canadian dollar rate to determine the Canadian dollar amount.

Average cost per gram sold. The average cost per gram sold measures the efficiency in our cultivation, manufacturing and fulfillment operations. We deduct inventory adjustments and the cost of sales related to accessories from total cost of sales to arrive at cannabis-related cost of sales. Cannabis-related cost of sales is then divided by total kilogram equivalents sold to calculate the average cost per gram sold.

The average cost per gram sold increased for the three and six months ended June 30, 2018 from the comparable periods in 2017, primarily due to sourcing product from other Licensed Producers to support demand growth.

Other companies, including companies in our industry, may calculate key operating metrics with similar names differently which may reduce their usefulness as comparative measures.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Prospectuses, other than those noted in “Part I, Item 1. Note 1 – Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

Financial data is expressed in thousands of U.S. dollars.

Consolidated Statements of Net Loss Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$9,744	$4,992	$17,552	$10,019
Cost of sales	5,567	2,284	9,479	4,563

Gross margin	4,177	2,708	8,073	5,456

Research and development	639	1,040	1,614	1,701
Sales and marketing	3,305	1,515	5,568	2,443
General and administrative	5,622	2,434	9,990	3,966
Stock-based compensation	5,601	35	5,632	69

Operating loss	(10,990)	(2,316)	(14,731)	(2,723)

Foreign exchange loss (gain)	1,359	(361)	2,504	(580)
Interest expense, net	497	500	913	996
Other (income) expense, net	(76)	(20)	(197)	(6)
Tax expense	63	—	63	—

Net loss	$(12,833)	$(2,435)	$(18,014)	$(3,133)

Other Financial Data
Adjusted EBITDA (1)	$(4,719)	$(1,872)	$(7,951)	$(1,699)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of sales	57	46	54	46

Gross margin	43	54	46	54

Research and development	7	21	9	17
Sales and marketing	34	30	32	24
General and administrative	58	49	57	40
Stock-based compensation	57	1	32	1

Operating loss	(113)	(46)	(84)	(27)

Foreign exchange loss (gain)	14	(7)	14	(6)
Interest expense, net	5	10	5	10
Other (income) expense, net	(1)	0	(1)	0
Tax expense	1	0	0	0

Net loss	(132)%	(49)%	(103)%	(31)%

Other Financial Data
Adjusted EBITDA (1)	(48)%	38%	(45)%	(17)%

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Net Loss and Adjusted EBITDA.”

Revenue

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$9,744	$4,992	$4,752	95%	$17,552	$10,019	$7,533	75%

Revenue was $9.7 million and $17.6 million ($13.7 million CAD and $23.6 million CAD) for the three and six months ended June 30, 2018, respectively, and $5.0 million and $10.0 million ($6.7 million CAD and $13.3 million CAD) for the same periods in 2017, respectively. Growth was driven by increased patient demand, bulk sales to other Licensed Producers and wholesale distribution in export markets. In January 2018, we launched high CBD oil drops, which helped drive extract sales in Canada. Our extract products revenue was $4.4 million and $7.5 million ($5.7 million CAD and $9.6 million CAD) for the three and six months ended June 30, 2018, respectively, and $0.9 million and $1.9 million ($1.2 million CAD and $2.5 million CAD) for the same periods in 2017, respectively. On a percentage of revenue basis, extract products accounted for 43% of revenue for the six months ended June 30, 2018 and 19% of revenue for the same periods in 2017.

The Canadian dollar revenue was derived using the average exchange rate during the reporting period. Amounts are individually converted by multiplying the U.S. dollar to Canadian dollar rate to determine the Canadian dollar amount.

For the three and six months ended June 30, 2018, total kilogram equivalents sold increased by 745 and 1,167, or 97% and 71%, respectively, as compared with the same periods in 2017, respectively. The average net selling price per gram increased to $6.38 and $6.18 from $6.20 and $5.84 for the three and six months ended June 30, 2018 and 2017, respectively. The positive factors that contributed to this growth were higher potency dried flower and extract sales were offset by our revenue generated through the wholesale channel.

Cost of sales and gross margin

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of sales	$5,567	$2,284	$3,283	144%	$9,479	$4,563	$4,916	108%
Gross margin	4,177	2,708	1,469	54	8,073	5,456	2,617	48
Gross margin percentage	43%	54%			46%	54%

Cost of sales increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily due to a shift towards a mix of high tetrahydrocannabinol, or THC, and high CBD cultivars that have lower yields along with procurement of third-party supply. Gross margin percentage decreased for the three and six months ended June 30, 2018 from the comparable period in 2017 primarily due to our post-harvest costs per gram increasing due to procurement of third-party supply and a larger portion of our revenue being attributable to wholesale channels.

Operating Expenses

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Research and development expenses	$639	$1,040	$(401)	(39)%	$1,614	$1,701	$(87)	(5)%
Sales and marketing expenses	3,305	1,515	1,790	118	5,568	2,443	3,125	128
General and administrative expenses	5,622	2,434	3,188	131	9,990	3,966	6,024	152
Stock-based compensation expenses	5,601	35	5,566	N/A	5,632	69	5,563	N/A

Total operating expenses	$15,167	$5,024	$10,143	202%	$22,804	$8,179	$14,625	179%

(as a percentage of revenue)
Research and development expenses	7%	21%			9%	17%
Sales and marketing expenses	34	30			32	24
General and administrative expenses	58	49			57	40
Stock-based compensation expenses	57	1			32	1

Total operating expenses	156%	101%			130%	82%

N/A: Not a meaningful comparison

Research and development expenses decreased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily due to reduced use of third-party consultants.

Sales and marketing expenses increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily due to increases in headcount related expenses and sales and promotional expenses related to our subsidiaries Tilray Canada, Ltd. and Tilray Deutschland GmbH.

General and administrative expenses increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily due to increases in professional fees related to legal, audit and human resources, IT services to support our growth and expansion plans and fees incurred for the startup of the operations of our subsidiaries High Park Farms, Ltd., High Park Holdings, Ltd. and Tilray Portugal Unipessoal, Lda.

Stock-based compensation expenses increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily related to stock options, restricted stock units and performance-based awards granted under the Plan.

Foreign exchange gains and losses

Foreign exchange loss increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily due to foreign currency transaction losses on our Privateer Holdings debt facilities.

Net loss and Adjusted EBITDA

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Net loss	$(12,833)	$(2,435)	$(10,398)	N/A	$(18,014)	$(3,133)	$(14,881)	N/A
Adjusted EBITDA	$(4,719)	$(1,872)	$(2,847)	N/A	$(7,951)	$(1,699)	$(6,252)	N/A

N/A: Not a meaningful comparison

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA reconciliation:
Net loss	$(12,833)	$(2,435)	$(18,014)	$(3,133)
Interest expense, net	497	500	913	996
Other (income) expense, net	(76)	(20)	(197)	(6)
Tax expense	63	—	63	—
Foreign exchange (gain) loss	1,359	(361)	2,504	(580)
Depreciation and amortization	670	409	1,148	955
Stock-based compensation expense	5,601	35	5,632	69

Adjusted EBITDA	$(4,719)	$(1,872)	$(7,951)	$(1,699)

Net loss and Adjusted EBITDA loss increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily due to an increase in operating expenses related to continued growth, the expansion of our international teams, and costs related to our Series A preferred financing and our IPO.

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP, we use Adjusted EBITDA, as described below, to understand and evaluate our operating performance. Adjusted EBITDA, which may be different than similarly titled measures used by other companies, is presented to help investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net loss, excluding interest expense, net; other (income) expense, net; tax expense, foreign exchange loss (gain), net; depreciation and amortization; and stock-based compensation expense.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA as compared to the closest comparable GAAP measure. Some of these limitations are that:

•

Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•

Adjusted EBITDA excludes foreign exchange gains or losses, net, which includes the effect of both realized and unrealized foreign exchange transactions. Unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities;

•

Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

•	Adjusted EBITDA does not reflect interest expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and reduce cash available to us;

•	Adjusted EBITDA does not reflect tax expense, which could be a significant recurring expense in our business in the future and reduce cash available to us.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service requirements and for general corporate purposes. Our ability to fund operations, make planned capital expenditures and meet debt service requirements depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(2,905)	$(2,810)
Net cash used in investing activities	(28,953)	(916)
Net cash provided by financing activities	56,028	3,279
Effect of foreign currency translation	(1,162)	239

Increase (decrease) in cash	$23,008	$(208)

The change in net cash used by operating activities primarily was related to changes in working capital fluctuations and changes in non-cash expenses, all of which are highly variable.

The change in net cash used in investing activities primarily was related to purchases of property, plant and equipment related to our expansion projects in Canada and Portugal.

The change in net cash provided by financing activities included net proceeds from the Series A preferred stock financing.

The table below sets out the cash, inventory and contractual obligations and commitments:

	As of June 30,	As of December 31,
	2018	2017
Cash	$25,331	$2,323
Inventory	6,750	7,421
Privateer Holdings debt facilities	37,015	32,826
Current portion of long-term debt and long-term debt	9,128	9,432

We primarily have financed our operations through the issuance of preferred stock, revenue generating activities and advances under the Privateer Holdings credit facility. We believe that our existing cash will be sufficient to meet our working capital requirements. Additionally, we raised $163.6 million in our IPO subsequent to June 30, 2018.

We manage our liquidity risk by preparing budgets and cash forecasts to ensure we have sufficient funds to meet obligations. In managing working capital, we may limit the amount of our cash needs by: selling inventory at wholesale rates, pursuing additional financing sources and managing the timing of capital expenditures. While we believe we have sufficient cash to meet working capital requirements in the short term, we may need additional sources of capital and/or financing, to meet planned growth requirements and to fund construction activities at our cultivation and processing facilities.

Contractual Obligations and Commitments

Our future minimum contractual obligations were reported in our Prospectuses for the fiscal year ended December 31, 2017. There have been no material changes to our contractual commitments during the three months ended June 30, 2018.

Related-Party Transactions

See the section titled “—Contractual Obligations and Commitments” above for details on the Privateer Holdings debt facilities. In addition, see the sections titled “Certain Relationships and Related-Party Transactions” in our Prospectuses. We accrue, but do not currently make cash payments for, management fees charged to us by Privateer Holdings for services performed. Fees accrued for the provision of management and support services are at cost, whereas business development and research and development services are charged at cost plus a 3.0% markup. The interest on the management services fee accrues at a floating rate of 2.54%, reset annually based on the mid-term applicable federal U.S. rate. Total Privateer Holdings management service fees were $0.6 million and $1.9 million for the three and six months ended June 30, 2018, respectively, compared to $1.3 and $2.2 million for the same periods in 2017, respectively.

Contingencies

In the normal course of business, we may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on our interim consolidated financial statements.

Segment and Geographic Information

For segment and geographic information refer to “Part I, Item 1. Note 12 – Segment Information” to our unaudited condensed consolidated financial statements.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Exchange Act, as modified by the Jumpstart Our Business Start-ups Act of 2012, or the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. We have elected to take advantage of this extended transition period and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months, and have filed one annual report on Form 10-K), or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in “Part I, Item 1. Note 1 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our consolidated financial statements are expressed in U.S. dollars, but the majority of our net assets and liabilities are denominated in Canadian dollars through our operations in Canada. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all Canadian operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect at the dates when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar, including the Canadian dollar, will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact. In addition, our obligations under our credit facilities with Privateer Holdings, are denominated in U.S. dollars. A weakening of the Canadian dollar against the U.S. dollar would make it more difficult for us to meet our obligations under our credit facilities with Privateer Holdings. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, or DCP, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or ICFR, occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations or prospects.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC or publicly in Canada, in evaluating our company and our business. Investing in our shares of Class 2 common stock involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to our Medical Cannabis Business and the Medical Cannabis Industry

We are dependent upon regulatory approvals and licenses for our ability to grow, process, package, store, sell and export medical cannabis and other products derived therefrom, and these regulatory approvals are subject to ongoing compliance requirements, reporting obligations and fixed terms requiring renewal.

Our ability to grow, process, package, store and sell dried cannabis and cannabis extracts, including both bottled oil and capsules, for medical purposes in Canada is dependent on our current Health Canada license under the Access to Cannabis for Medical Purposes Regulations, or ACMPR, covering our production facility at our Tilray North America Campus in Nanaimo, British Columbia, or Tilray Nanaimo. This license allows us to produce dried cannabis and certain cannabis extracts for medical purposes at Tilray Nanaimo and to sell and distribute, for medical purposes, dried cannabis, bottled cannabis oil and encapsulated cannabis oil in Canada. Our ACMPR license for Tilray Nanaimo is valid until September 2019 and will need to be renewed at that time.

We also hold a license under the ACMPR covering our facility in Enniskillen, Ontario, or High Park Farms. This license allows us to cultivate and process cannabis plants, which we intend to use to service the adult-use market. This license is valid until April 2021 and will need to be renewed at that time. We have submitted applications to Health Canada to sell bulk dried cannabis and packaged dried cannabis from High Park Farms. These applications have not yet been approved.

We are also dependent on our license under Canada’s Narcotic Control Regulations, or NCR, for our ability to import and export medical cannabis products to and from specified jurisdictions around the world, subject to obtaining, for each specific shipment, an export approval from Health Canada and an import approval from the applicable regulatory authority in the country to which the export is being made. Our license under the NCR is valid until December 2018 and will need to be renewed at that time. Our ability to operate in our proposed facility at our Tilray European Union Campus located in Cantanhede, Portugal, or Tilray Portugal, is dependent on our current authorization for the cultivation, import and export of cannabis, and in the future will be dependent on our pending authorization for the manufacture of cannabis products and Good Manufacturing Practices, or GMP, certification, by the Portuguese National Authority of Medicines and Health Products, or INFARMED. This license is valid for a single growing season at a time and notification to INFARMED is needed to renew the license for subsequent growing seasons. All licenses are subject to ongoing compliance and reporting requirements and renewal.

In February 2018, we submitted an ACMPR license application for our proposed facility in London, Ontario, or the High Park Processing Facility. This application has not yet been approved. Any future medical cannabis production facilities that we operate in Canada will also be subject to separate licensing requirements under the ACMPR and, if necessary for the activities we propose to conduct at those facilities, the NCR. Although we believe that we will meet the requirements of the ACMPR and NCR for future renewals of our existing licenses, and grants of permits under such licenses, and to obtain corresponding licenses for future facilities in Canada, there can be no assurance that existing licenses will be renewed or new licenses obtained on the same or similar terms as our existing Tilray Nanaimo licenses, nor can there be any assurance that Health Canada will continue to issue export permits on the same terms, or that other countries will allow, or continue to allow, imports.

Further, we are subject to ongoing inspections by Health Canada to monitor our compliance with its licensing requirements. Our existing licenses and any new licenses that we may obtain in the future in Canada or other jurisdictions may be revoked or restricted at any time in the event that we are found not to be in compliance. Should we fail to comply with the applicable regulatory requirements or with conditions set out under our licenses, should our licenses not be renewed when required, or be renewed on different terms, or should our licenses be revoked, we may not be able to continue producing or distributing medical cannabis in Canada or other jurisdictions or to export medical cannabis outside of Canada or Portugal.

In addition, we may be subject to enforcement proceedings resulting from a failure to comply with applicable regulatory requirements in Canada or other jurisdictions, which could result in damage awards, a suspension of our existing approvals, a withdrawal of our existing approvals, the denial of the renewal of our existing approvals or any future approvals, recalls of products, product seizures, the imposition of future operating restrictions on our business or operations or the imposition of civil or criminal fines or penalties against us, our officers and directors and other parties. These enforcement actions could delay or entirely prevent us from continuing the production, testing, marketing, sale or distribution of our medical products and divert management’s attention and resources away from our business operations.

The laws, regulations and guidelines generally applicable to the medical cannabis industry in Canada and other countries may change in ways that impact our ability to continue our business as currently conducted or proposed to be conducted.

The successful execution of our medical cannabis business objectives is contingent upon compliance with all applicable laws and regulatory requirements in Canada and other jurisdictions, including the requirements of the ACMPR and the NCR in Canada, and obtaining all other required regulatory approvals for the sale, import and export of our medical cannabis products. The commercial medical cannabis industry is a relatively new industry in Canada and the ACMPR is a regime that has only been in effect in its current form since 2016. The effect of Health Canada’s administration, application and enforcement of the regime established by the ACMPR and the NCR on us and our business in Canada, or the administration, application and enforcement of the laws of other countries by the appropriate regulators in those countries, may significantly delay or impact our ability to participate in the Canadian medical cannabis market or medical cannabis markets outside Canada, to develop medical cannabis products and produce and sell these medical cannabis products.

Further, Health Canada or the regulatory authorities in other countries in which we operate or to which we export our medical cannabis products may change their administration, interpretation or application of the applicable regulations or their compliance or enforcement procedures at any time. Any such changes could require us to revise our ongoing compliance procedures, requiring us to incur increased compliance costs and expend additional resources. There is no assurance that we will be able to comply or continue to comply with applicable regulations.

Any failure on our part to comply with applicable regulations could prevent us from being able to carry on our business.

Health Canada inspectors routinely assess Tilray Nanaimo for compliance with applicable regulatory requirements. Our High Park Farms and the High Park Processing Facility will both also be inspected by Health Canada and Tilray Portugal will also be inspected for compliance by applicable regulators once construction is complete and will be subject to certain ongoing inspections and audits once we begin operations at this facility. Furthermore, the import of our products into other jurisdictions, such as Germany and Australia, is subject to the regulatory requirements of the respective jurisdiction. Any failure by us to comply with the applicable regulatory requirements could require extensive changes to our operations; result in regulatory or agency proceedings or investigations, increased compliance costs, damage awards, civil or criminal fines or penalties or restrictions on our operations; and harm our reputation or give rise to material liabilities or a revocation of our licenses and other permits. There can be no assurance that any pending or future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to us and our business.

Our ability to produce and sell our medical products in, and export our medical products to, other jurisdictions outside of Canada is dependent on compliance with additional regulatory and other requirements.

We are required to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in countries and markets outside of Canada in which we operate, or to which we export, in order to produce or export to, and sell our medical products in, these countries, including, in the case of certain countries, the ability to demonstrate compliance with GMP standards. Our current certification of compliance with GMP standards for production at Tilray Nanaimo and any other GMP certification that we may receive in the future, subject us to extensive ongoing compliance reviews to ensure that we continue to maintain compliance with GMP standards. There can be no assurance that we will be able to continue to comply with these standards.

The continuation or expansion of our international operations depends on our ability to renew or secure necessary permits, licenses and other approvals. An agency’s denial of or delay in issuing or renewing a permit, license or other approval, or revocation or substantial modification of an existing permit, license or approval, could prevent us from continuing our operations in or exports to countries other than Canada. For example, Tilray Nanaimo’s current certification of GMP compliance must be renewed via re-inspection prior to October 2020, and our failure to maintain such certification, or to comply with applicable industry quality assurance standards or receive similar regulatory certifications at any of our other facilities, may prevent us from continuing the expansion of our international operations. In addition, the export and import of medical cannabis is subject to United Nations treaties establishing country-by-country quotas and our export and import permits are subject to these quotas which could limit the amount of medical cannabis we can export to any particular country.

The effect of the legalization of adult-use cannabis in Canada on the medical cannabis industry is unknown, and may have a significant negative effect upon our medical cannabis business if our existing or future medical use customers decide to purchase products available in the proposed adult-use market instead of purchasing medical use products from us.

In June 2018, the government of Canada passed Bill C-45, or the Cannabis Act, the Canadian federal legislation allowing individuals over the age of 18 to legally purchase, process and cultivate limited amounts of cannabis for adult use in Canada. It is expected that the Cannabis Act will become effective in October 2018. As a result, individuals who currently rely upon the medical cannabis market to supply their medical cannabis and cannabis-based products may cease this reliance, and instead turn to the adult-use cannabis market to supply their cannabis and cannabis-based products. Factors that will influence this decision include the price of medical cannabis products in relation to similar adult-use cannabis products, the amount of active ingredients in medical cannabis products in relation to similar adult-use cannabis products, the types of cannabis products available to adult users and limitations on access to adult-use cannabis products imposed by the regulations under the Cannabis Act and the legislation governing the distribution of cannabis that is expected to be enacted by the individual provinces and territories of Canada. These factors will not be ascertainable by us until after the regulations under the Cannabis Act and each of the individual provincial and territorial legislation providing for the legalization of adult-use cannabis are implemented.

A decrease in the overall size of the medical cannabis market as a result of the adoption of the Cannabis Act and the legal adult-use market in Canada may reduce our medical sales and revenue prospects in Canada. Moreover, in conjunction with the implementation of the Cannabis Act, the ACMPR regulation of cannabis for medical purposes is expected to be reviewed. The effect on our business, and the medical cannabis market in general, of such a review is uncertain.

There has been limited study on the effects of medical cannabis and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.

Research in Canada, the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (CBD, and THC) remains in relatively early stages. There have been few clinical trials on the benefits of cannabis or isolated cannabinoids conducted by us or by others.

Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies referenced in this Quarterly Report on Form 10-Q, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products.

Tilray Nanaimo is, and our High Park Farms, High Park Processing Facility and Tilray Portugal are expected to become, integral to our business and adverse changes or developments affecting any of these facilities may have an adverse impact on us.

Currently, our activities and resources are focused on the operation of Tilray Nanaimo, and our current licenses under the ACMPR and the NCR are specific to Tilray Nanaimo. Adverse changes or developments affecting Tilray Nanaimo, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster or a material failure of our security infrastructure, could reduce or require us to entirely suspend our production of medical cannabis. A significant failure of our site security measures and other facility requirements, including any failure to comply with regulatory requirements under the ACMPR or the NCR, could have an impact on our ability to continue operating under our Health Canada licenses and our prospects of renewing our Health Canada licenses, and could also result in a suspension or revocation of these Health Canada licenses. As we currently produce our medical cannabis products only at Tilray Nanaimo any event impacting our ability to continue production at Tilray Nanaimo, or requiring us to delay production, would prevent us from continuing to operate our business until operations at Tilray Nanaimo could be resumed, or until we were able to commence production at another facility.

We expect to expand Tilray Nanaimo, to complete construction of greenhouses in our High Park Farms and Tilray Portugal facilities and to complete construction of a processing center at our High Park Processing Facility. We expect that these expanded and additional facilities will significantly increase our cultivation, growing, processing and distribution capacity; however, development impediments such as construction delays or cost over-runs in respect to the development of these facilities, howsoever caused, could delay or prevent our ability to produce cannabis at these facilities. It is also possible that the final costs of the major equipment contemplated by our capital expenditure program relating to the development of our High Park Farms, our High Park Processing Facility and Tilray Portugal may be significantly greater than anticipated, in which circumstance we may be required to curtail, or extend the timeframes for completing, such capital expenditure plans which would reduce our production capacity.

We have periodically procured cannabis from other ACMPR sources to supplement internal production, which, during 2017, represented approximately five percent of our total production. If we are unsuccessful in scaling operations at our facilities, we may need to continue to procure cannabis from third parties, likely at a higher price than our own cost to produce, which would have a negative impact on gross margin.

The medical cannabis industry and market are relatively new in Canada, and this industry and market may not continue to exist or develop as anticipated or we may ultimately be unable to succeed in this industry and market.

We are operating our current business in a relatively new medical cannabis industry and market, and our success depends on our ability to attract and retain patients. In addition to being subject to general business risks applicable to a business involving an agricultural product and a regulated consumer product, we need to continue to build brand awareness of our Tilray brand in the medical cannabis industry and make significant investments in our business strategy and production capacity. These investments include introducing new products into the markets in which we operate, adopting quality assurance protocols and procedures, building our international presence and undertaking regulatory compliance efforts. These activities may not promote our medical products as effectively as intended, or at all, and we expect that our competitors will undertake similar investments to compete with us for market share. Competitive conditions, consumer preferences, patient requirements and spending patterns in this industry and market are relatively unknown and may have unique characteristics that differ from other existing industries and markets and that cause our efforts to further our business to be unsuccessful or to have undesired consequences for us. As a result, we may not be successful in our efforts to attract and retain patients or to develop new medical cannabis products and produce and distribute these medical cannabis products to the markets in which we operate or to which we export in time to be effectively commercialized, or these activities may require significantly more resources than we currently anticipate in order to be successful.

We compete for market share with other companies, including other producers licensed by Health Canada, some of which have longer operating histories and more financial resources and manufacturing and marketing experience than we have.

We face, and we expect to continue to face, intense competition from Licensed Producers and other potential competitors, some of which have longer operating histories and more financial resources and manufacturing and marketing experience than we have. In addition, it is possible that the medical cannabis industry will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed, on terms we consider acceptable, or at all.

There are currently hundreds of applications for Licensed Producer status being processed by Health Canada. The number of licenses granted and the number of Licensed Producers ultimately authorized by Health Canada could have an adverse impact on our ability to compete for market share in Canada’s medical cannabis industry. We expect to face additional competition from new market entrants that are granted licenses under the ACMPR or existing license holders that are not yet active in the industry. If a significant number of new licenses are granted by Health Canada, we may experience increased competition for market share and may experience downward price pressure on our medical cannabis products as new entrants increase production.

We also face competition from unlicensed and unregulated market participants, including individuals or groups that are able to produce cannabis without a license similar to that under which we currently produce and illegal dispensaries and black market participants selling cannabis in Canada. These competitors may be able to offer products with higher concentrations of active ingredients than we are authorized to produce and sell and using delivery methods, including edibles, concentrates and extract vaporizers, that we are currently prohibited from offering to individuals in Canada. The competition presented by these participants, and any unwillingness by consumers currently utilizing these unlicensed distribution channels to begin purchasing from Licensed Producers for any reason, or any inability of law enforcement authorities to enforce existing laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products, could adversely affect our market share, result in increased competition through the black market for cannabis or have an adverse impact on the public perception of cannabis use and licensed cannabis producers and dealers.

In addition, the ACMPR permits patients in Canada to produce a limited amount of cannabis for their own medical purposes or to designate a person to produce a limited amount of cannabis on their behalf for such purposes. Widespread reliance upon this allowance could reduce the current or future consumer demand for our medical cannabis products.

If the number of users of cannabis for medical purposes in Canada increases, the demand for products will increase. This could result in the competition in the medical cannabis industry becoming more intense as current and future competitors begin to offer an increasing number of diversified medical cannabis products. Conversely, if there is a contraction in the medical market for cannabis in Canada, resulting from the legalization of adult-use cannabis or otherwise, competition for market share may increase. To remain competitive, we intend to continue to invest in research and development and sales and patient support; however, we may not have sufficient resources to maintain research and development and sales and patient support efforts on a competitive basis.

In addition to the foregoing, the legal landscape for medical cannabis use is changing internationally. We have operations outside of Canada, which may be affected as other countries develop, adopt and change their medical cannabis laws. Increased international competition, including competition from suppliers in other countries who may be able to produce at lower cost, and limitations placed on us by Canadian or other regulations, might lower the demand for our medical cannabis products on a global scale.

Risks Related to our Potential Adult-Use Cannabis Business and the Adult-Use Cannabis Industry in Canada

The Cannabis Act may be implemented in a way that is significantly different from our current expectations, resulting in our decreased ability, or inability, to compete in this market and industry.

The Government of Canada has approved the Cannabis Act which proposes to allow for regulated and restricted access to cannabis for recreational adult use in Canada in October 2018. When implemented, we expect to operate a part of our business in the adult-use cannabis industry and market.

There is no assurance that the implementation of the Cannabis Act will occur as anticipated. If it does occur, there will be significant restrictions on the marketing, branding, product formats and/or distribution channels allowed under the law, which may reduce the value of certain of our products and brands or negatively impact our ability to compete with other companies in the adult-use cannabis market. Adult-use legislation includes a requirement for health warnings on product packaging, the limited ability to use logos and branding (only one logo and one brand name per package), and restrictions on types and avenues of marketing. Additional restrictions will be imposed by some provinces. While we are reasonably certain that we will be able to adapt our licensed brands and products to satisfy these restrictions and to package and successfully distinguish these brands in the marketplace while remaining compliant with the approved or proposed legislation (including all provincial legislation) that has been proposed or passed to date, provincial or other legislation may contain additional restrictions, such as a complete ban on marketing, that would impact our ability to do so. Such additional restrictions may impair our ability to develop our adult-use brands, and a complete ban on marketing may make it uneconomic or unfeasible for us to introduce our entire portfolio of brands and products into the Canadian market, which means that we will be unable to reap the full benefit of the exclusive rights we have secured to such brands and products. Further, each province and territory of Canada has the ability to separately regulate the distribution of cannabis within such province or territory, and the rules (including associated regulations) adopted by these provinces or territories, once finalized, may vary significantly. Such variance may make participation in the adult-use cannabis market uneconomic or of limited economic benefit for us and could result in significant additional compliance or other costs and limitations on our ability to compete successfully in each such market.

Further, the Government of Canada has indicated that it is considering the implementation of a cost recovery regime that would subject Licensed Producers, including us, to certain fixed fees as well as an annual regulatory fee that would equal up to 2.3% of gross revenue. If implemented, such a fee could have an adverse effect on our ability to achieve profitability.

The adult-use cannabis industry and market in Canada will be subject to many of the same risks as the medical cannabis industry and market, including risks related to our need for regulatory approvals, the early status and uncertain growth of this industry and the competition we expect to face in this industry.

The adult-use cannabis industry and market in Canada will be subject to certain risks that will be unique to this industry, as well as the risks that are currently applicable to the medical cannabis industry, which are described under the heading above titled “Risk Factors—Risks Related to our Medical Cannabis Business and the Medical Cannabis Industry.”

If any of these shared risks occur, our business, financial condition, results of operations and prospects could be adversely affected in a number of ways, including by our not being able to successfully compete in the adult-use cannabis industry and by our being subject to fines, damage awards and other penalties as a result of regulatory infractions or other claims brought against us.

We may be unsuccessful in entering into and competing in the legal adult-use cannabis market in Canada upon the implementation of the Cannabis Act.

Upon the implementation of the Cannabis Act, any potential Canadian adult-use business that we may engage in could face enhanced competition from other Licensed Producers and those individuals and corporations who are licensed under the Cannabis Act to participate in the adult-use cannabis industry. The Cannabis Act establishes a licensing regime for the production, testing, packaging, labelling, delivery, transportation, sale, possession and disposal of cannabis for adult use. While it is currently proposed that existing holders of licenses relating to medical cannabis under the ACMPR, including us, will be automatically licensed under the Cannabis Act for these activities, other individuals and corporations would be able to apply for such licenses.

Moreover, the Cannabis Act proposes to allow individuals to cultivate, propagate, harvest and distribute up to four cannabis plants per household, provided that each plant meets certain requirements. If we are unable to effectively compete with other suppliers to the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our success in the adult-use business may be limited and may not fulfill the expectations of management.

We will face competition from existing Licensed Producers and other producers licensed under the Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, research and development and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market penetration and market share. Our commercial opportunity in the adult-use market could be reduced or eliminated if our competitors produce and commercialize products for the adult-use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. If, after the implementation of the Cannabis Act, our adult-use products do not achieve an adequate level of acceptance by the adult-use market, we may not generate sufficient revenue from these products, and our proposed adult-use business may not become profitable.

The adult-use cannabis market in Canada may become oversupplied in anticipation of, or following the implementation of, the Cannabis Act and the related legalization of cannabis for adult use.

In anticipation of a surge in demand for cannabis as a result of the expected implementation of the Cannabis Act and the legalization of adult cannabis use, we and other cannabis producers in Canada may produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and proposed adult-use markets, and we may be unable to export that oversupply into other markets where cannabis use is fully legal under all federal and state or provincial laws. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If this were to occur, there is no assurance that we would be able to generate sufficient revenue from the sale of adult-use cannabis to result in profitability.

General Business Risks and Risks Related to Our Financial Condition and Operations

We have a limited operating history and a history of net losses, and we may not achieve or maintain profitability in the future.

We began operating in 2014 and have yet to generate a profit. We generated net losses of $7.9 million and $7.8 million for the years ended December 31, 2016 and 2017, respectively, and $2.4 million and $12.8 million for the three months ended June 30, 2017 and 2018, respectively. Our accumulated deficit as of June 30, 2018 was $58.5 million. We intend to continue to expend significant funds to increase our growing capacity, invest in research and development, expand our marketing and sales operations to increase our registered patients and meet the increased compliance requirements associated with our transition to and operation as a public company. As we continue to grow, we expect the aggregate amount of these expenses will also continue to grow.

Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this Quarterly Report on Form 10-Q and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing cannabis products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Class 2 common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

We are exposed to risks relating to the laws of various countries as a result of our international operations.

We currently conduct operations in multiple countries and plan to expand these operations. As a result of our operations, we are exposed to various levels of political, economic, legal and other risks and uncertainties associated with operating in or exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of cannabis and cannabis-based products, political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and the cannabis business more generally.

Changes, if any, in the laws, regulations and policies relating to the advertising, production, sale and use of cannabis and cannabis-based products or in the general economic policies in these jurisdictions, or shifts in political attitude related thereto, may adversely affect the operations or profitability of our international operations in these countries. Specifically, our operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on advertising, production, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment, land and water use restrictions and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Failure to comply strictly with applicable laws, regulations and local practices could result in additional taxes, costs, civil or criminal fines or penalties or other expenses being levied on our international operations, as well as other potential adverse consequences such as the loss of necessary permits or governmental approvals.

Furthermore, although we plan to begin production at Tilray Portugal with a view toward facilitating exports of our cannabis products to countries in the European Union from Portugal rather than from Canada, there is no assurance that these EU countries will authorize the import of our cannabis products from Portugal, or that Portugal will authorize or continue to authorize such exports, or that such exports will provide us with advantages over our current EU export strategy. Each country in the European Union (or elsewhere) may impose restrictions or limitations on imports that require the use of, or confer significant advantages upon, producers within that particular country. As a result, we may be required to establish production facilities similar to Tilray Portugal in one or more countries in the European Union where we wish to distribute our cannabis products in order to take advantage of the favorable legislation offered to producers in these countries.

We plan to expand our business and operations into jurisdictions outside of the current jurisdictions where we conduct business, and there are risks associated with doing so.

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently carry on business. There can be no assurance that any market for our products will develop in any such foreign jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, changes in laws and regulations, including the possibility that we could be in violation of these laws and regulations as a result of such changes, and the effects of competition. These factors may limit our capability to successfully expand our operations in, or export our products to, those other jurisdictions.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States, Canada and elsewhere. In the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult use in a number of states, cannabis continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act, or the CSA, and subject to the Controlled Substances Import and Export Act, or the CSIEA. Our activity in the United States is limited to certain corporate and administrative services, including accounting, legal and creative services, and we do not produce or distribute cannabis products in the United States. Therefore, we believe that we are not subject to the CSA or CSIEA. Nonetheless, violations of any U.S. federal laws and regulations, such as the CSA and the CSIEA, could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either the U.S. federal government or private citizens or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture.

It has been reported that several non-US citizens have been denied entry to the United States as a result of ties to businesses which are directly or indirectly involved in the production or distribution of cannabis in the United States in contravention of the CSA. As noted, we believe that our operations are not subject to the CSA or CSIEA, and therefore neither our workforce nor our shareholders should be impacted. Nonetheless, US border agents have broad discretionary powers, and an erroneous understanding of our operations could cause border agents to unjustifiably refuse entry to the United States to persons affiliated (or perceived to be affiliated) with us, and although we believe such a refusal would have no material impact on our business, such a refusal could cause significant inconvenience to the affected individuals.

We are subject to a variety of laws and regulations in the United States, Canada and elsewhere that prohibit money laundering, including the Proceeds of Crime and Terrorist Financing Act (Canada) and the Money Laundering Control Act (United States), as amended, and the rules and regulations thereunder and any related or similar rules, regulations or guidelines issued, administered or enforced by governmental authorities in the United States, Canada or any other jurisdiction in which we have business operations or to which we export. Although we believe that none of our activities implicate any applicable money laundering statutes, in the event that any of our business activities, any dividends or distributions therefrom, or any profits or revenue accruing thereby are found to be in violation of money laundering statutes, such transactions may be viewed as proceeds of crime under one or more of the statutes described above or any other applicable legislation, and any persons, including such U.S.-based investors, found to be aiding and abetting us in such violations could be subject to liability. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and involve significant costs and expenses, including legal fees. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

We are required to comply concurrently with federal, state or provincial, and local laws in each jurisdiction where we operate or to which we export our products.

Various federal, state or provincial and local laws govern our business in the jurisdictions in which we operate or propose to operate, or to which we export or propose to export our products, including laws and regulations relating to health and safety, conduct of operations and the production, management, transportation, storage and disposal of our products and of certain material used in our operations. Compliance with these laws and regulations requires concurrent compliance with complex federal, provincial or state and local laws. These laws change frequently and may be difficult to interpret and apply. Compliance with these laws and regulations requires the investment of significant financial and managerial resources, and a determination that we are not in compliance with these laws and regulations could harm our brand image and business. Moreover, it is impossible for us to predict the cost or effect of such laws, regulations or guidelines upon our future operations. Changes to these laws or regulations could negatively affect our competitive position within our industry and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation that adversely impacts our business.

We may seek to enter into strategic alliances, or expand the scope of currently existing relationships, with third parties that we believe will have a beneficial impact on us, and there are risks that such strategic alliances or expansions of our currently existing relationships may not enhance our business in the desired manner.

We currently have, and may expand the scope of, and may in the future enter into, strategic alliances with third parties that we believe will complement or augment our existing business. Our ability to complete further such strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all.

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations and (vi) the loss or reduction of control over certain of our assets.

The existence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition could result in our incurring those liabilities. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations.

We are subject to risks inherent in an agricultural business, including the risk of crop failure.

We grow cannabis which is an agricultural process. As such, our business is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks. Although we currently grow our products indoors under climate controlled conditions, we are developing outdoor operations and there can be no assurance that natural elements, such as insects and plant diseases, will not entirely interrupt our production activities or have an adverse effect on our business.

We may be unable to attract or retain key personnel with sufficient experience in the cannabis industry, and we may be unable to attract, develop and retain additional employees required for our development and future success.

Our success is largely dependent on the performance of our management team and certain employees and our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of the services of any key personnel, or an inability to attract other suitably qualified persons when needed, could prevent us from executing on our business plan and strategy, and we may be unable to find adequate replacements on a timely basis, or at all. We do not currently maintain key-person insurance on the lives of any of our key personnel.

Further, each director and officer of a company that holds a license is subject to the requirement to obtain and maintain a security clearance from Health Canada under the ACMPR. Under the Cannabis Act, certain additional key personnel will also be required to obtain and maintain a security clearance. Moreover, under current regulations, an individual with security clearance must be physically present in any space where other individuals are conducting activities with cannabis. Under the ACMPR and the Cannabis Act, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an individual in a key operational position to maintain or renew his or her security clearance could result in a reduction or complete suspension of our operations. In addition, if an individual in a key operational position leaves us, and we are unable to find a suitable replacement who is able to obtain a security clearance required by the ACMPR in a timely manner, or at all, we may not be able to conduct our operations at planned production volume levels or at all. In addition, the NCR requires us to designate a qualified individual in charge who is responsible for supervising transactions with cannabis, which individual must meet certain educational and security clearance requirements. If our current designated qualified person in charge fails to maintain his security clearance, or if our current designated qualified person in charge leaves us and we are unable to find a suitable replacement who meets these requirements, we may no longer be able to conduct our imports and exports.

Significant interruptions in our access to certain key inputs such as raw materials, electricity, water and other utilities may impair our cannabis growing operations.

Our business is dependent on a number of key inputs and their related costs, including raw materials, supplies and equipment related to our operations, as well as electricity, water and other utilities. Any significant interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile energy costs could curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by a prolonged power outage.

Our ability to compete and grow cannabis is dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts and components.

We may not be able to transport our cannabis products to patients in a safe and efficient manner.

Due to our direct-to-patient shipping model, we depend on fast and efficient third-party transportation services to distribute our medical cannabis products. In addition, Canadian adult-use distribution will take various forms on a province-by-province basis. Any prolonged disruption of third-party transportation services could have a material adverse effect on our sales volumes or our end users’ satisfaction with our services. Rising costs associated with third-party transportation services used by us to ship our products may also adversely impact our profitability, and more generally our business, financial condition and results of operations.

The security of our products during transportation to and from our facilities is of the utmost concern. A breach of security during transport or delivery could result in the loss of high-value product and forfeiture of import and export approvals, since such approvals are shipment specific. Any failure to take steps necessary to ensure the safekeeping of our cannabis could also have an impact on our ability to continue operating under our existing licenses, to renew or receive amendments to our existing licenses or to receive required new licenses.

Our cannabis products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. Although we have detailed procedures in place for testing finished cannabis products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the cannabis products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. As a result of any such recall, we may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention or damage our reputation and goodwill or that of our products or brands.

In March 2015, we voluntarily recalled certain lots of our milled House Blend as a result of the microbial level of this product falling outside of acceptable limits during secondary testing. In August 2016, we withdrew cannabis oil capsules supplied to Croatia for pharmacy distribution because certain capsules suffered damage during transport. In both of these cases, we were able to complete the recall and withdrawal successfully; however, there is no assurance that any similar future incidents will not result in regulatory action or civil lawsuits, whether frivolous or otherwise, or an adverse effect on our reputation or goodwill, or that of our products or brands.

Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada or other regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses. Any product recall affecting the medical cannabis industry more broadly, whether or not involving us, could also lead consumers to lose confidence in the safety and security of the products sold by Licensed Producers generally, including products sold by us.

We may be subject to product liability claims or regulatory action if our products are alleged to have caused significant loss or injury. This risk is exacerbated by the fact that cannabis use may increase the risk of serious adverse side effects.

As a manufacturer and distributor of products which are ingested by humans, we face the risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury. We may be subject to these types of claims due to allegations that our products caused or contributed to injury or illness, failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. This risk is exacerbated by the fact that cannabis use may increase the risk of developing schizophrenia and other psychoses, symptoms for individuals with bipolar disorder, and other side effects. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of cannabis products, like the manufacture and sale of any ingested product, involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. We have in the past recalled, and may again in the future have to recall, certain of our cannabis products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against us could result in increased costs and could adversely affect our reputation and goodwill with our patients and consumers generally. There can be no assurance that we will be able to maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and also could adversely affect our commercial arrangements with third parties.

We rely on third-party distributors to distribute our products, and those distributors may not perform their obligations.

We rely on third-party distributors, including pharmaceutical distributors and other courier services, and may in the future rely on other third parties, to distribute our products. If these distributors do not successfully carry out their contractual duties, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue from product sales. Any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business.

We, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception.

We believe that the cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis distributed to consumers. Perception of the cannabis industry and cannabis products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in Canada and in other countries relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical cannabis market or any particular medical cannabis product or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our cannabis products. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis for medical purposes, or our current or future products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

Certain events or developments in the cannabis industry more generally may impact our reputation.

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. As a producer and distributor of cannabis, which is a controlled substance in Canada that has previously been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other Licensed Producers or of other companies and service providers in the medical cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the medical cannabis industry in general, whether true or not.

We do not ultimately have direct control over how we or the cannabis industry is perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize on our growth prospects.

Licensed Producers are constrained by law in their ability to market their products in Canada.

The development of our business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by Health Canada. The regulatory environment in Canada limits our ability to compete for market share in a manner similar to other industries. All products we distribute into the Canadian adult-use market will need to comply with requirements under Canadian legislation, including with respect to product formats, product packaging, and marketing activities around such products. As such, our portfolio of brands and products will need to be specifically adapted, and our marketing activities carefully structured, to enable us to develop our brands in an effective and compliant manner. If we are unable to effectively market our cannabis products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our cannabis products, then our sales and operating results could be adversely affected.

We may not be able to obtain adequate insurance coverage in respect of the risks our business faces, the premiums for such insurance may not continue to be commercially justifiable or there may be coverage limitations and other exclusions which may result in such insurance not being sufficient to cover potential liabilities that we face.

We currently have insurance coverage, including product liability insurance, protecting many, but not all, of our assets and operations. Our insurance coverage is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities, including potential product liability claims, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that could impede our liquidity, profitability or solvency.

If we are not able to comply with all safety, health and environmental regulations applicable to our operations and industry, we may be held liable for any breaches of those regulations.

Safety, health and environmental laws and regulations affect nearly all aspects of our operations, including product development, working conditions, waste disposal, emission controls, the maintenance of air and water quality standards and land reclamation, and, with respect to environmental laws and regulations, impose limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Continuing to meet GMP standards, which we follow voluntarily, requires satisfying additional standards for the conduct of our operations and subjects us to ongoing compliance inspections in respect of these standards. Compliance with safety, health and environmental laws and regulations can require significant expenditures, and failure to comply with such safety, health and environmental laws and regulations may result in the imposition of fines and penalties, the temporary or permanent suspension of operations, the imposition of clean-up costs resulting from contaminated properties, the imposition of damages and the loss of or refusal of governmental authorities to issue permits or licenses to us or to certify our compliance with GMP standards. Exposure to these liabilities may arise in connection with our existing operations, our historical operations and operations that may in the future be closed or sold to third parties. We could also be held liable for worker exposure to hazardous substances and for accidents causing injury or death. There can be no assurance that we will at all times be in compliance with all safety, health and environmental laws and regulations notwithstanding our attempts to comply with such laws and regulations.

Changes in applicable safety, health and environmental standards may impose stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. We are not able to determine the specific impact that future changes in safety, health and environmental laws and regulations may have on our industry, operations and/or activities and our resulting financial position; however, we anticipate that capital expenditures and operating expenses will increase in the future as a result of the implementation of new and increasingly stringent safety, health and environmental laws and regulations. Further changes in safety, health and environmental laws and regulations, new information on existing safety, health and environmental conditions or other events, including legal proceedings based upon such conditions or an inability to obtain necessary permits in relation thereto, may require increased compliance expenditures by us.

We may become subject to liability arising from any fraudulent or illegal activity by our employees, contractors, consultants and others.

We are exposed to the risk that our employees, independent contractors, consultants, service providers and licensors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional undertakings of unauthorized activities, or reckless or negligent undertakings of authorized activities, in each case on our behalf or in our service that violate: (i) government regulations, specifically Health Canada regulations; (ii) manufacturing standards; (iii) Canadian federal and provincial healthcare laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; (v) U.S. federal laws banning the possession, sale or importation of cannabis into the United States and prohibiting the financing of activities outside the United States that are unlawful under Canadian or other foreign laws or (vi) the terms of our agreements with insurers. In particular, we could be exposed to class action and other litigation, increased Health Canada inspections and related sanctions, the loss of current GMP compliance certifications or the inability to obtain future GMP compliance certifications, lost sales and revenue or reputational damage as a result of prohibited activities that are undertaken in the growing or production process of our products without our knowledge or permission and contrary to our internal policies, procedures and operating requirements.

We cannot always identify and prevent misconduct by our employees and other third parties, including service providers and licensors, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown, unanticipated or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from such misconduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal or administrative penalties, damages, monetary fines and contractual damages, reputational harm, diminished profits and future earnings or curtailment of our operations.

We may experience breaches of security at our facilities or loss as a result of the theft of our products.

Because of the nature of our products and the limited legal channels for distribution, as well as the concentration of inventory in our facilities, we are subject to the risk of theft of our products and other security breaches. A security breach at Tilray Nanaimo or, once completed, one of our planned facilities could result in a significant loss of available products, expose us to additional liability under applicable regulations and to potentially costly litigation or increase expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on our business, financial condition and results of operations.

We may be subject to risks related to our information technology systems, including the risk that we may be the subject of a cyber-attack and the risk that we may be in non-compliance with applicable privacy laws.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology, or IT, services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Any of these and other events could result in IT system failures, delays or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

There are a number of laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy rules under the Personal Information Protection and Electronics Documents Act (Canada), or the PIPEDA, and similar laws in other jurisdictions, protect medical records and other personal health information by limiting their use and the disclosure to the minimum level reasonably necessary to accomplish the intended purpose. We collect and store personal information about our patients and are responsible for protecting that information from privacy breaches. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if we are found to be in violation of the privacy or security rules under PIPEDA or other laws protecting the confidentiality of patient health information, including as a result of data theft and privacy breaches, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities and harm our reputation.

We may be unable to sustain our revenue growth and development.

Our revenue has grown in recent years. Our ability to sustain this growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production of cannabis products, competition from other Licensed Producers, the size of the black market and the proposed legal adult-use market, and our ability to produce sufficient volumes of our cannabis-based pharmaceutical products to meet patient demand. In addition, we are subject to a variety of business risks generally associated with developing companies. Future development and expansion could place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so.

We may be unable to expand our operations quickly enough to meet demand or manage our operations beyond their current scale.

There can be no assurance that we will be able to manage our expanding operations, including any acquisitions, effectively, that we will be able to sustain or accelerate our growth or that such growth, if achieved, will result in profitable operations, that we will be able to attract and retain sufficient management personnel necessary for continued growth or that we will be able to successfully make strategic investments or acquisitions.

Demand for cannabis-based products is dependent on a number of social, political and economic factors that are beyond our control. There is no assurance that an increase in existing demand will occur, that we will benefit from any such demand increase or that our business will remain profitable even in the event of such an increase in demand. If we are unable to sustain profitability, the value of our Class 2 common stock may significantly decrease.

We may not be able to secure adequate or reliable sources of funding required to operate our business or increase our production to meet consumer demand for our products.

The continued development of our business will require additional financing, and there is no assurance that we will obtain the financing necessary to be able to achieve our business objectives. Our ability to obtain additional financing will depend on investor demand, our performance and reputation, market conditions and other factors. Our inability to raise such capital could result in the delay or indefinite postponement of our current business objectives or in our inability to continue to carry on our business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

In addition, from time to time, we may enter into transactions to acquire assets or the capital stock or other equity interests of other entities. Our continued growth may be financed, wholly or partially, with debt, which may increase our debt levels above industry standards. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Debt financings may also contain provisions that, if breached, may entitle lenders or their agents to accelerate the repayment of loans or realize upon security over our assets, and there is no assurance that we would be able to repay such loans in such an event or prevent the enforcement of security granted pursuant to any such debt financing.

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

Historically, we have operated as a private company. As a public company, particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules implemented by the SEC and the Nasdaq Global Select Market, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel have limited experience operating a public company, which may result in operational inefficiencies or errors, or a failure to improve or maintain effective ICFR and DCP necessary to ensure timely and accurate reporting of operational and financial results. Our existing management team will need to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our ICFR, which, after we are no longer an emerging growth company, must be accompanied by an attestation report on ICFR issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will document and evaluate our ICFR, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our ICFR, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for ICFR. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our ICFR is effective as required by Section 404. This could result in a determination that there are one or more material weaknesses in our ICFR, which could cause an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

Management may not be able to successfully implement adequate internal controls over financial reporting.

Proper systems of ICFR and disclosure are critical to the operation of a public company. However, we do not expect that our DCP or ICFR will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially and adversely affected, which could cause investors to lose confidence in us and our reported financial information, which in turn could result in a reduction in the value of our Class 2 common stock.

We are an emerging growth company and intend to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) December 31, 2023 (the last day of the fiscal year ending after the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period or (iv) the date we qualify as a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter after we have been a reporting company for at least 12 months. For so long as we remain an emerging growth company, we are permitted to and intend to rely upon exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404;

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•

being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reduced disclosure about executive compensation arrangements;

•	exemptions from the requirements to obtain a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute arrangements not previously approved; and

•	an extended transition period for complying with new or revised accounting standards, which we have elected to take advantage of.

We may take advantage of some, but not all, of the available exemptions described above. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our Class 2 common stock less attractive as a result, there may be a less active trading market for our Class 2 common stock and our stock price may be more volatile.

Conflicts of interest may arise between us and our directors and officers as a result of other business activities undertaken by such individuals, including continuing involvement by these individuals in Privateer Holdings.

We may be subject to various potential conflicts of interest because some of our directors and executive officers may be engaged in a range of business activities. In addition, our directors and executive officers are permitted under their employment agreements with us to devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us and subject to any contractual restrictions restricting such activities. These business interests could require the investment of significant time and attention by our executive officers and directors. In some cases, our executive officers and directors, including our Chief Executive Officer and President, Brendan Kennedy may have fiduciary obligations associated with business interests that interfere with their ability to devote time to our business and affairs, such as business obligations related to the employment or involvement of these persons with Privateer Holdings, which could adversely affect our operations.

Third parties with whom we do business may perceive themselves as being exposed to reputational risk as a result of their relationship with us.

The parties with whom we do business, or would like to do business with, may perceive that they are exposed to reputational risk as a result of our business activities relating to cannabis, which could hinder our ability to establish or maintain business relationships. These perceptions relating to the cannabis industry may interfere with our relationship with service providers in Canada and other countries, particularly in the financial services industry.

Tax and accounting requirements may change in ways that are unforeseen to us and we may face difficulty or be unable to implement or comply with any such changes.

We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. We currently have international operations and plan to expand such operations in the future. These operations, and any expansion thereto, will require us to comply with the tax laws and regulations of multiple jurisdictions, which may vary substantially. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we were to fail to comply.

Because a significant portion of our sales are generated in Canada, fluctuations in foreign currency exchange rates could harm our results of operations.

The reporting currency for our consolidated financial statements is the U.S. dollar. We derive a significant portion of our revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. In addition, our obligations under our credit facilities with Privateer Holdings are denominated in U.S. dollars. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar and the Canadian dollar, although as we expand internationally we will be subject to additional foreign currency exchange risks. Because we recognize revenue in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon the translation of those results into U.S. dollars for the purposes of consolidation. In addition, a weakening of the Canadian dollar against the U.S. dollar would make it more difficult for us to meet our obligations under our credit facilities with Privateer Holdings. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

We may have exposure to greater than anticipated tax liabilities, which could seriously harm our business.

Our income tax obligations are based on our corporate operating structure and third-party and intercompany arrangements, including the manner in which we develop, value and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our international business activities, including the laws of the United States, Canada and other jurisdictions, are subject to change and uncertain interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology, intercompany arrangements or transfer pricing, which could increase our worldwide effective tax rate and the amount of taxes that we pay and seriously harm our business. Taxing authorities may also determine that the manner in which we operate our business is not consistent with how we report our income, which could increase our effective tax rate and the amount of taxes that we pay and could seriously harm our business. In addition, our future income taxes could fluctuate because of earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws, regulations or accounting principles. We are subject to regular review and audit by U.S. federal and state and foreign tax authorities. Any adverse outcome from a review or audit could seriously harm our business. In addition, determining our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that the amounts recorded in our financial statements are reasonable, the ultimate tax outcome relating to such amounts may differ for such period or periods and may seriously harm our business.

The effect of recent U.S. tax reform on us is uncertain and could adversely affect our business and financial condition.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, limitation of the tax deduction for interest expense (with certain exceptions), limitation of the deduction for net operating losses arising after 2017 to 80% of current year taxable income and elimination of carryback of such net operating losses, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits, deemed repatriation of certain intangible related income and a transition to a new quasi-territorial system of taxation. The effect of the changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our Class 2 common stock and their indirect effect on our financial condition or market conditions generally, and our business and financial condition could be adversely affected. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our stockholders. There may also be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the effect and timing of which cannot be predicted and which may be adverse to us or our stockholders. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. We will continue to examine and assess the impact this tax reform legislation may have on our business. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our Class 2 common stock.

Risks Related to our Intellectual Property

We may be subject to risks related to the protection and enforcement of our intellectual property rights, or intellectual property we license from others, and may become subject to allegations that we or our licensors are in violation of intellectual property rights of third parties.

The ownership, licensing and protection of trademarks, patents and intellectual property rights are significant aspects of our future success. Unauthorized parties may attempt to replicate or otherwise obtain and use our products and technology. Policing the unauthorized use of our current or future trademarks, patents or other intellectual property rights now or in the future could be difficult, expensive, time consuming and unpredictable, as may be enforcing these rights against the unauthorized use by others. Identifying the unauthorized use of intellectual property rights is difficult as we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries and black market participants, and the processes used to produce such products. In addition, in any infringement proceeding, some or all of our trademarks, patents or other intellectual property rights or other proprietary know-how, and that which we license from others, or arrangements or agreements seeking to protect the same for our benefit, may be found invalid, unenforceable, anti-competitive or not infringed or may be interpreted narrowly and such proceeding could put existing intellectual property applications at risk of not being issued.

In addition, other parties may claim that our products, or those that we license from others, infringe on their proprietary or patent protected rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources and legal fees, result in injunctions or temporary restraining orders or require the payment of damages. As well, we may need to obtain licenses from third parties who allege that we have infringed on their lawful rights. Such licenses may not be available on terms acceptable to us, or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property that we do not own.

We also rely on certain trade secrets, technical know-how and proprietary information that are not protected by patents to maintain our competitive position. Our trade secrets, technical know-how and proprietary information, which are not protected by patents, may become known to or be independently developed by competitors, which could adversely affect us.

We license some intellectual property rights, and the failure of the owner of such intellectual property to properly maintain or enforce the intellectual property underlying such licenses could have a material adverse effect on our business, financial condition and performance.

We are party to a number of licenses, including with Privateer Holdings, that give us rights to use third-party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the licensor to maintain and enforce its licensed intellectual property, in particular, those intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale or utilize substantially similar processes, which could have a material adverse effect on us.

Any of our licensors may allege that we have breached our license agreement, whether with or without merit, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our products or services, as well as have a material adverse effect on us.

We may not realize the full benefit of the clinical trials or studies that we participate in because the terms of some of our agreements to participate do not give us full rights to the resulting intellectual property, the ability to acquire full rights to that intellectual property on commercially reasonable terms or the ability to prevent other parties from using that intellectual property.

Although we have participated in several clinical trials, we are not the sponsor of these trials and, as such, do not have full control over the design, conduct and terms of the trials. In some cases, for instance, we are only the provider of a cannabis study drug for a trial that is designed and initiated by an independent investigator within an academic institution. In such cases, we are often not able to acquire rights to all the intellectual property generated by the trials. Although the terms of all clinical trial agreements entered into by us provide us with, at a minimum, ownership of intellectual property relating directly to the study drug being trialed (e.g. intellectual property relating to use of the study drug for the condition being examined in the study), ownership of intellectual property that does not relate directly to the study drug is often retained by the institution. As such, we are vulnerable to any dispute among the investigator, the institution and us with respect to classification and therefore ownership of any particular piece of intellectual property generated during the trial. Such a dispute may affect our ability to make full use of intellectual property generated by a clinical trial.

Where intellectual property generated by a trial is owned by the institution, we are often granted a right of first negotiation to obtain an exclusive license to such intellectual property. If we exercise such a right, there is a risk that the parties will fail to come to an agreement on the license, in which case such intellectual property may be licensed to other parties or commercialized by the institution.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected, or if restrictions on packaging and marketing hinder our ability to realize value from our licenses, and our licenses may not be profitable to us.

An integral part of our proposed Canadian adult-use cannabis business involves obtaining territorially exclusive licenses to produce products using various brands and images. As a licensee of brand-based properties, we have no assurance that a particular brand or property will translate into a successful adult-use cannabis product. Additionally, a successful brand may not continue to be successful or maintain a high level of sales. As well, the popularity of licensed properties may not result in popular products or the success of the properties with the public. Promotion, packaging and labelling of adult-use cannabis will be strictly regulated and promotions that appeal to underage individuals will be prohibited. These restrictions may further hinder our ability to benefit from our licenses. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become renewable under their terms or missing business opportunities for new licenses. If we are unable to acquire or maintain successful licenses on advantageous terms, or to derive sufficient revenue from sales of licensed products, our proposed adult-use business may not be successful.

Risks Relating to our Relationship with Privateer Holdings

We are a “controlled company” within the meaning of the listing rules of the Nasdaq Global Select Stock Market and, as a result, qualify for exemptions from certain corporate governance requirements. As we intend to rely on these exemptions, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Privateer Holdings owns a majority of the voting power of all outstanding shares of our capital stock. As a result, we are a “controlled company” within the meaning of the listing rules of the Nasdaq Global Select Market. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of the board of directors consist of independent directors;

•	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

•	that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

We intend to use some of these exemptions for the foreseeable future, including the exemption to the requirement that a majority of our board of directors consist of independent directors. As a result, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Global Select Market listing rules.

In addition, the Nasdaq Global Select Market has developed listing standards regarding compensation committee independence requirements and the role and disclosure of compensation consultants and other advisers to the compensation committee that, among other things, require:

•	compensation committees be composed of independent directors, as determined pursuant to new independence requirements;

•	compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisors; and

•

compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisors, independence factors, including factors that examine the relationship between the consultant’s or advisor’s employer and us.

As a controlled company, we are not subject to these compensation committee independence requirements.

We are exposed to risks arising from Privateer Holdings’ stockholdings, its provision of services to us and its participation in our management and conflicts of interest associated therewith.

Privateer Holdings beneficially owns or controls an approximate 82% equity interest in us through ownership or control of 16,666,667 shares of our Class 1 common stock and 58,333,333 shares of our Class 2 common stock, representing approximately 93% of the voting power of our capital stock. In addition, because our Class 1 common stock, which is held entirely by Privateer Holdings, has 10 votes per share, Privateer Holdings will continue to own a majority of the voting power of all outstanding shares of our capital stock and control all matters submitted to our stockholders for approval as long as it holds at least approximately 10.01% of all outstanding shares of our capital stock.

As a result of provisions in our amended and restated certificate of incorporation and the terms of agreements we have entered, our relationship with Privateer Holdings, as our majority stockholder, does not impose any duty on Privateer Holdings or its affiliates to act in our best interests and, other than as set out in the agreements entered into between us and Privateer Holdings or its affiliates, Privateer Holdings is not prohibited from engaging in other business activities that may compete with us. In certain instances, the interests of Privateer Holdings may differ from our interests and the interests of our other stockholders, including with respect to future acquisitions or strategic decisions. It is possible that conflicts of interest may arise between Privateer Holdings and us and that such conflicts may not be resolved in a manner that is in our best interests or the best interests of our other stockholders. Additionally, Privateer Holdings and its affiliates will have access to our material confidential information.

Generally, a transfer by Privateer Holdings of the Class 1 common stock it holds would cause a conversion of such shares into Class 2 common stock. However, a transfer by Privateer Holdings to the three founders of Privateer Holdings, or certain entities controlled by them, such as estate planning entities, would not result in a conversion and these individuals would continue to hold Class 1 common stock with the superior voting rights of 10 votes per share. These three founders are Brendan Kennedy (our Chief Executive Officer and President as well as one of our directors), Michael Blue and Christian Groh. If Privateer Holdings were to distribute its 16,666,667 shares of Class 1 common stock and 58,333,333 shares of Class 2 common stock to the Privateer Holdings stockholders (e.g. in a spinoff transaction or other distribution), approximately 45% of these shares would continue to be held by these three individuals, based on their current ownership percentage of Privateer Holdings as of June 30, 2018, which would represent up to 76% of our voting interests and 33% of our equity interests.

For so long as Privateer Holdings, either directly or indirectly, owns a significant interest in and voting power of our capital stock, Privateer Holdings will have the ability to exercise substantial influence with respect to our affairs and significantly affect the outcome of stockholder votes and may have the ability to cause or prevent certain fundamental transactions. Additionally, Privateer Holdings’ significant voting power may discourage transactions involving a change of control of us, including transactions in which an investor might otherwise receive a premium for our Class 2 common stock over the then-current market price.

Future changes in our relationship with Privateer Holdings may cause our business to be adversely affected.

The arrangements between us and Privateer Holdings do not require Privateer Holdings, either directly or indirectly, to maintain any minimum ownership level in us. Accordingly, Privateer Holdings may transfer all or a substantial portion of its interest in our Class 1 common stock to a third party, including in connection with a merger, consolidation, sale or spin-off of Privateer Holdings, without our consent or the consent of our other stockholders, although at such time those shares, except for shares transferred to the founders of Privateer Holdings or certain entities controlled by them, would be converted into shares of Class 2 common stock with a single vote per share rather than 10 votes per share. The interests of a transferee of our common stock may be different from Privateer Holdings’ and may not align with those of the other stockholders, and any such transaction may cause the shared services, licenses and industry relationships that we currently benefit from as a result of our affiliation with Privateer Holdings to be disrupted or eliminated. We cannot predict with any certainty the effect that any such transfer would have on the trading price of our Class 2 common stock or our ability to raise capital in the future. Additionally, although our agreements with Privateer Holdings are not terminable in the event that Privateer Holdings ceases to hold a controlling interest in us, our data license agreement is terminable for any reason by either party on 90 days’ notice and our brand licensing agreement is terminable for any reason by either party on six months’ notice prior to the expiration of each automatically renewing five-year term commencing from the first five-year period that ends on February 2023. Further, our debt agreements with Privateer Holdings provide that all outstanding obligations are payable upon demand of Privateer Holdings. As a result of the foregoing, in the event of a change of our relationship with Privateer Holdings, our future would be uncertain and our business, financial condition and results of operations may suffer.

Future sales or distributions of our securities by Privateer Holdings could cause the market price for our Class 2 common stock to fall.

Sales of a substantial number of shares of our common stock in the public market by Privateer Holdings or the distribution of such shares to stockholders could occur at any time after the expiration of the contractual lock-up period, which is the 180-day period commencing on the date of our IPO. These sales or distributions, or the market perception that the holders of a large number of shares of our Class 2 common stock, or shares of our Class 1 common stock which are convertible into Class 2 common stock on a one-for-one basis, intend to sell our Class 2 common stock, could significantly reduce the market price of our Class 2 common stock. We cannot predict the effect, if any, that future public sales of these securities or the availability of these securities for sale will have on the market price of our Class 2 common stock. If the market price of our Class 2 common stock were to drop as a result, this might impede our ability to raise additional capital and might cause our remaining stockholders to lose all or part of their investment.

The intentions of Privateer Holdings regarding its long-term economic ownership of our capital stock are subject to change, with the result that it may sell more or less of our common stock than anticipated. Factors that could cause Privateer Holdings’ intentions with respect to its ownership of our Class 1 common stock and Class 2 common stock to change include changes in the circumstances of Privateer Holdings or its affiliates, changes in our management and operation and changes in tax laws, market conditions and our financial performance.

Risks Related to Ownership of Our Class 2 Common Stock

Holders of Class 2 common stock have limited voting rights as compared to holders of Class 1 common stock. We cannot predict the impact that our capital structure and concentrated control by Privateer Holdings may have on the market price of our Class 2 common stock.

Privateer Holdings beneficially owns or controls 16,666,667 shares of our Class 1 common stock and 58,333,333 shares of our Class 2 common stock, representing 93% of the voting power of our capital stock. Class 1 common stock, held entirely by Privateer Holdings, has 10 votes per share, resulting in Privateer Holdings continuing to own a majority of the voting power of all outstanding shares of our capital stock and controlling all matters that may be submitted to our stockholders for approval as long as it holds at least approximately 10.01% of all outstanding shares of our capital stock. This concentrated control reduces other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders other than Privateer Holdings do not view as beneficial. Further, the concentration of the ownership of our Class 1 common stock may prevent or delay the consummation of change of control transactions that stockholders other than Privateer Holdings may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Future issuances of Class 1 common stock may also be dilutive to the holders of Class 2 common stock. As a result, the market price of our Class 2 common stock could be adversely affected.

Additionally, while other companies listed on U.S. stock exchanges have publicly traded classes of stock with limited voting rights, we cannot predict whether this structure, combined with concentrated control by Privateer Holdings, will result in a lower trading price or greater fluctuations in the trading price of our Class 2 common stock as compared to the market price were we to have a single class of common stock, or will result in adverse publicity or other adverse consequences.

The price of our Class 2 common stock in public markets may experience significant fluctuations.

The market price for our Class 2 common stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; and (viii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

Financial markets have recently experienced significant price and volume fluctuations which have affected the market prices of the equity securities of public entities. In many cases, these fluctuations, and the effect that they have on market prices, have been unrelated to the operating performance, underlying asset values or prospects of such entities. Accordingly, the market price of our Class 2 common stock may decline even if our operating results or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed not to be temporary, which may result in impairment losses to us. Furthermore, certain investors may base their investment decisions on considerations of our environmental, governance and social practices or our industry as a whole, and our performance in these areas against such investors’ respective investment guidelines and criteria. The failure to satisfy such criteria may result in limited or no investment in our Class 2 common stock by those investors, which could materially adversely affect the trading price of our Class 2 common stock.

There can be no assurance that continuing fluctuations in the price and volume of equity securities in public markets will not occur. If such increased levels of volatility and market turmoil continue for a protracted period of time, there could be a material adverse effect on the trading price of our Class 2 common stock.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our Class 2 common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Holders of our Class 2 common stock may be subject to dilution resulting from future offerings of common stock by us.

We may raise additional funds in the future by issuing equity securities. Holders of our Class 2 common stock have no preemptive rights in connection with such further issuances. Our board of directors has the discretion to determine if an issuance of our capital stock is warranted, the price at which such issuance is to be effected and the other terms of any future issuance of capital stock. In addition, additional common stock will be issued by us in connection with the exercise of options or grant of other equity awards granted by us. Such additional equity issuances could, depending on the price at which such securities are issued, substantially dilute the interests of the holders of our Class 2 common stock.

It is not anticipated that any dividends will be paid to holders of our Class 2 common stock for the foreseeable future.

No dividends on our Class 2 common stock have been paid to date. We anticipate that, for the foreseeable future, we will retain future earnings and other cash resources for the operation and development of our business. The payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our earnings, operating results, financial condition and current and anticipated cash needs.

Provisions in our corporate charter documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class 2 common stock, thereby depressing the market price of our Class 2 common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following:

•	our board of directors is divided into three classes with staggered three-year terms which may delay or prevent a change of our management or a change in control;

•

our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board or the chief executive officer;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•

our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Provisions under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class 2 common stock.

In addition to our corporate charter and our bylaws, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2018 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

During the period between April 1, 2018 and June 30, 2018, we issued to certain of our employees, consultants and directors, options to purchase an aggregate of 6,079,196 shares of our Class 2 common stock under the Plan, with a weighted average exercise price of $7.76 per share and granted restricted stock units for 1,190,000 shares of our Class 2 common stock under the Plan. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities. We filed a registration statement on Form S-8 under the Securities Act on July 20, 2018 to register all of the shares of Class 2 common stock subject to outstanding options and all shares of Class 2 common stock otherwise issuable pursuant to the Plan.

Use of Proceeds from Initial Public Offering

On July 23, 2018, we completed our IPO, of our shares of Class 2 common stock pursuant to which we issued and sold 10,350,000 shares of our Class 2 common stock at a price to the public of $17.00 per share (CAD $22.45 per share), including shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares of our Class 2 common stock.

The offer and sale of all of the shares of our Class 2 common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225741), which was declared effective by the SEC on July 18, 2018. We registered an aggregate of 10,350,000 shares of our Class 2 common stock, including 1,350,000 shares pursuant to the underwriters’ option to purchase additional shares. The offering commenced on July 19, 2018, and following the sale of 10,350,000 of the shares offered in the offering, the offering terminated. Cowen and Company, LLC and BMO Nesbitt Burns Inc. acted jointly as book-runners for our IPO. Cowen was the sole book-running manager for our IPO in the United States, and BMO Nesbitt Burns Inc. acted as the sole book-running manager for our IPO in Canada. Eight Capital was lead manager for our IPO in Canada. In the United States, Roth Capital Partners, LLC was lead manager and Northland Securities, Inc. was a co-manager for our IPO.

We received aggregate gross proceeds from our IPO of approximately $176.0 million, or aggregate net proceeds of $163.6 million after deducting the underwriting discount of $12.3 million. None of the underwriting discounts or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

There has been no material change in our planned use of the net proceeds from the IPO as described in our Prospectuses.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

10.1	Amended and Restated 2018 Equity Incentive Plan.(2)

10.2	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Amended and Restated 2018 Equity Incentive Plan.(2)

10.3	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan.(2)

10.4	Form of Indemnity Agreement by and between the Registrant and its directors and officers.(2)

10.5	Employment Agreement by and between the Registrant and Brendan Kennedy dated May 30, 2018.(3)

10.6	Employment Agreement by and between the Registrant and Mark Castaneda dated May 30, 2018.(3)

10.7	Employment Agreement by and between the Registrant and Edward Wood Pastorius, Jr. dated May 30, 2018.(3)

10.8	Board Services Agreement by and between the Registrant and Michael Auerbach dated June 1, 2018.(2)

10.9	Board Services Agreement by and between the Registrant and Rebekah Dopp dated June 1, 2018.(2)

10.10	Board Services Agreement by and between the Registrant and Maryscott Greenwood dated May 29, 2018.(2)

10.11	Board Services Agreement by and between the Registrant and Christine St.Clare dated June 1, 2018.(2)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018 (File No. 001-38594) and incorporated herein by reference.

(2)

Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225741), filed with the Securities and Exchange Commission on July 9, 2018 and incorporated herein by reference.

(3)

Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225741), filed with the Securities and Exchange Commission on June 20, 2018 and incorporated herein by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tilray, Inc.

Date: August 29, 2018	By:	/s/ Brendan Kennedy
Brendan Kennedy
President and Chief Executive Officer

Date: August 29, 2018	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer