Form 10-Q
period 2018-09-30
Tilray, Inc.
filed 2018-11-14
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2018, the registrant had 16,666,667 shares of Class 1 Common Stock, $0.0001 par value per share, and 76,498,178 shares of Class 2 Common Stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY, INC.

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars, except for per share data, unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$104,245	$2,323
Short-term investments	14,712	—
Accounts receivable, net	5,746	983
Other receivables	4,696	1,131
Inventory	12,107	7,421
Prepaid expenses and other current assets	4,431	545
Total current assets	145,937	12,403
Property, plant and equipment, net	75,580	39,985
Intangible assets, net	1,387	934
Deposits and other assets	897	626
Total assets	$223,801	$53,948
Liabilities
Current liabilities:
Accounts payable	$10,107	$5,563
Accrued expenses and other current liabilities	7,340	2,021
Accrued obligations under capital lease	103	379
Current portion of long-term debt	9,348	9,432
Privateer Holdings debt facilities	—	32,826
Total current liabilities	26,898	50,221
Accrued obligations under capital lease	8,789	8,579
Total liabilities	$35,687	$58,800
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Convertible preferred stock ($0.0001 par value, 10,000,000 shares authorized and none issued or outstanding at September 30, 2018; none authorized, issued or outstanding at December 31, 2017)	$—	$—
Class 1 common stock ($0.0001 par value, 250,000,000 shares authorized and 16,666,667 shares issued and outstanding at September 30, 2018; none authorized, issued or outstanding at December 31, 2017)	2	—
Class 2 common stock ($0.0001 par value; 500,000,000 shares authorized and 76,477,375 shares issued and outstanding at September 30, 2018; none authorized, issued or outstanding at December 31, 2017)	8	—
Class 3 common stock ($0.0001 par value, none authorized, issued or outstanding at September 30, 2018; none authorized, issued or outstanding at December 31, 2017)	—	—
Capital stock (none authorized, issued or outstanding at September 30, 2018; 1 share authorized, issued and outstanding at December 31, 2017)	—	—
Additional paid-in capital	261,944	31,736
Accumulated other comprehensive income	3,328	3,866
Accumulated deficit	(77,168)	(40,454)
Total stockholders’ equity (deficit)	188,114	(4,852)
Total liabilities and stockholders’ equity (deficit)	$223,801	$53,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands of U.S. dollars, except for per share data, unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$10,047	$5,406	$27,599	$15,425
Cost of sales	6,979	2,439	16,458	7,001
Gross margin	3,068	2,967	11,141	8,424
Research and development expenses	802	729	2,416	2,431
Sales and marketing expenses	3,493	1,469	9,061	3,912
General and administrative expenses	7,540	2,916	17,530	6,881
Stock-based compensation expense	11,245	35	16,877	104
Operating loss	(20,012)	(2,182)	(34,743)	(4,904)
Foreign exchange loss (gain), net	(1,592)	(838)	913	(1,417)
Interest expense, net	480	432	1,393	1,428
Other income, net	(225)	(9)	(422)	(15)
Loss before income taxes	(18,675)	(1,767)	(36,627)	(4,900)
Income tax expense	24	—	87	—
Net loss	$(18,699)	$(1,767)	$(36,714)	$(4,900)
Net loss per share - basic and diluted	(0.20)	(0.02)	(0.39)	(0.07)
Shares used in computation of net loss per share - basic and diluted	93,144,042	75,000,000	93,144,042	75,000,000
Net loss	$(18,699)	$(1,767)	$(36,714)	$(4,900)
Foreign currency translation gain (loss)	450	(1)	538	(241)
Comprehensive loss	$(18,249)	$(1,768)	$(36,176)	$(5,141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars, except for per share data, unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities
Net loss	$(36,714)	$(4,900)
Adjusted for the following items:
Foreign currency loss (gain)	859	(1,417)
Provision for doubtful accounts	17	(9)
Inventory write-downs	281	205
Depreciation and amortization	2,552	1,402
Stock-based compensation expense	16,877	104
Non-cash interest expense	463	640
Deferred income tax expense	87	—
(Gain) loss on disposal of property, plant and equipment	(2)	7
Changes in non-cash working capital:
Accounts receivable	(4,808)	(566)
Other receivables	(3,553)	(267)
Inventory	(7,754)	(2,083)
Prepaid expenses and other current assets	(4,686)	(1,210)
Accounts payable	3,399	168
Due to related parties	1,014	—
Accrued expenses and other current liabilities	5,528	1,027
Net cash used in operating activities	(26,440)	(6,899)
Investing activities
Purchases of short-term investments	(44,061)	—
Proceeds from sales of short-term investments	29,257	—
Proceeds from maturities of short-term investments	136	—
Purchases of property, plant and equipment	(38,076)	(3,298)
Dispositions of property, plant and equipment	34	23
Purchases of intangible assets	(834)	(107)
Net cash used in investing activities	(53,544)	(3,382)
Financing activities
Repayment under Privateer Holdings debt facilities	(36,940)	—
Advances under Privateer Holdings debt facilities	3,700	4,872
Proceeds from Preferred Shares - Series A	52,638	—
Lease payments under capital lease	(516)	—
Proceeds from issuance of common stock pursuant to IPO	176,084	—
Payment of costs from issuance of common stock pursuant to IPO	(15,299)	—
Net cash provided by financing activities	179,667	4,872
Effect of foreign currency translation on cash	2,239	413
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	101,922	(4,996)
Cash and cash equivalents, beginning of period	2,323	7,531
Cash and cash equivalents, end of period	$104,245	$2,535
Supplemental Disclosure for Cash Flow Information
Cash paid for interest	$930	$787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tilray, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except for shares and per share amounts, unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) reflect the accounts of Tilray, Inc. and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, “our”, or “us”). The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s final prospectuses for its initial public offering (“IPO”) filed on July 19, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, for the year ended December 31, 2017 (the “Annual Financial Statements”).

These financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of results that can be expected for the full year.

Other than described below, there have been no changes to our significant accounting policies described in our Annual Financial Statements that have had a material impact on our consolidated financial statements and related notes.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less.

Cash and cash equivalents include amounts held primarily in U.S. dollar, Canadian dollar, Euro, certificates of deposit and money market funds.

Short-term investments

The Company invests cash resources primarily in corporate bonds, certificate of deposits and treasury bills. The Company’s intent is to convert all investments into cash to be used for operations and has classified them as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity (deficit). Realized gains, realized losses and unrealized losses that are other than temporary, are included in investment and other income, net. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. The Company classifies investments maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.

If the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged against investment and other income, net.

Fair value measurements

The carrying value of the Company’s accounts receivable, other receivables, accounts payable, accrued expenses and other current liabilities and Privateer Holdings debt facilities approximate their fair value due to their short-term nature. Investments that are classified as available-for-sale are recorded at estimated fair value. The estimated fair value for securities held is determined using quoted market prices or broker or dealer quotations.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In estimating the fair value of an asset or a liability, the Company takes into account the characteristics of the asset or liability if market participants would take those characteristics into account when pricing the asset or liability at the measurement date.

Stock-based compensation

The Company’s employees historically participated in Privateer Holdings’ equity-based compensation plan (the “Original Plan”). Equity-based compensation expense for awards under the Original Plan have been allocated to these financial statements based on the awards and terms previously granted to Privateer Holdings’ employees. The Company adopted a new 2018 Equity Incentive Plan (the “New Plan”), amended in May 2018, and has reserved 9,199,338 shares of common stock for issuance under the New Plan.  Under the New Plan, common shares reserved for issuance automatically increases 4% at the end of December of each year.  In May, June and August 2018, the Company granted stock options and RSUs as well as performance-based awards in the form of stock options and RSUs. For the performance-based awards granted, the performance condition was satisfied on the effectiveness of the registration statement for the Company’s IPO, which occurred in July 2018.

The Company measures and recognizes compensation expense for stock options on a straight-line basis over the vesting period based on their grant date fair values. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. For those awards granted in May and June 2018, prior to the Company’s IPO, the fair value of common stock at the date of grant was determined by the Board of Directors with assistance from third-party valuation specialists. The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates.

The critical assumptions and estimates used in determining the fair value of stock-based compensation on the grant date are: fair value of common shares on the grant date, risk-free interest rate, share price volatility of comparable companies, and the expected term.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and, (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public companies, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company expects to implement the provisions of ASU 2016-02 as of January 1, 2019. The Company is currently evaluating the impact of the new standard on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either assets or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted the provisions of ASU 2016-09 as of January 1, 2018.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

2.	Investments

As at September 30, 2018, available-for-sale securities recorded in short-term investments consist of:

	Amortized	Fair
	Costs	Value
Corporate bonds	$9,314	$9,393
Certificates of deposit	1,555	1,555
Treasury bills	3,760	3,764
Total	$14,629	$14,712

3.	Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$9,972	$—	—	$9,972
Certificates of deposit	—	2,185	—	2,185
Total cash equivalents	9,972	2,185	—	12,157
Short-term investments:
Corporate bonds	9,393	—	—	9,393
Certificates of deposit	—	1,555	—	1,555
Treasury bills	3,764	—	—	3,764
Total short-term investments	13,157	1,555	—	14,712
Total	$23,129	$3,740	—	$26,869

4.	Inventory

Inventory is comprised of the following items:

	As of September 30, 2018	As of December 31, 2017
Raw materials	$1,209	$163
Work-in-process – dry cannabis	7,611	1,396
Work-in-process – cannabis extracts	1,980	30
Finished goods – dry cannabis	226	3,501
Finished goods – cannabis extracts	998	2,158
Finished goods – accessories	83	173
Total	$12,107	$7,421

Inventory is written down for any obsolescence or when the net realizable value of inventory is less than the carrying value. For the three and nine months ended September 30, 2018, the Company recorded write-downs related to cannabis oil within work-in-process of $795 and $1,498, respectively (September 30, 2017 – $447 and $617), in cost of sales.

5.	Property, Plant and Equipment

The Company had $35,725 (December 31, 2017 – $10,464) in property, plant and equipment additions related to building and leasehold improvements, laboratory and manufacturing equipment, construction in process and foreign currency exchange adjustments during the nine months ended September 30, 2018. Additions to building and leasehold improvements primarily related to the Company’s Enniskillen, Ontario facility being placed into service. Additions to construction in process primarily related to the ongoing construction of the Company’s London, Ontario and Portugal facilities.

For the three and nine months ended September 30, 2018, depreciation on property, plant and equipment was $1,235 and $2,202, respectively (September 30, 2017 – $364 and $1,038). Depreciation expense included in cost of sales relating to manufacturing equipment and production facilities was $208 and $467, respectively (September 30, 2017 – $87 and $249). Depreciation expense included in general administrative expenses related to general office space and equipment is $34 and $93, respectively (September 30, 2017 – $29 and $82). The remaining depreciation is included in inventory.

6.	Intangible Assets

Intangible assets include the internally developed patient portal for online orders. For the nine months ended September 30, 2018, the Company had $830 (December 31, 2017 – $509) in intangible asset additions related to construction in process and foreign currency exchange adjustments. For the three and nine months ended September 30, 2018, amortization expense on intangible assets was $169 and $350, respectively, (September 30, 2017 – $83 and $364) and is included in general and administrative expenses. The net carrying value of intangible assets includes $36 (December 31, 2017 – $381) of intangible assets under construction, relating to expenditures incurred to develop additional functionalities for the patient portal.

The amortization expense for the next five years on intangible assets in use is: remaining three months of 2018 – $172; 2019 – $639; thereafter – $551.

7.	Long-term Debt

Long-term debt is as follows:

	As of September 30, 2018	As of December 31, 2017
Mortgage payable, due January 2019, annual interest 11.5%	$9,348	$9,537
Unamortized deferred financing costs	—	(105)
	9,348	9,432
Less current portion of long-term debt	(9,348)	(9,432)
Total	$—	$—

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

The mortgage is secured by a deed of trust on all assets of Tilray Canada, Ltd. and is guaranteed by Privateer Holdings. The carrying value of the mortgage approximates its fair value because the interest rate on the mortgage is equivalent to current market rates.  In October 2018, the Company repaid the outstanding mortgage balance.

8.	Related-Party Transactions

The Company was a wholly owned subsidiary of Privateer Holdings, Inc. (“Privateer Holdings” or “Parent”) prior to its Series A preferred stock financing and its IPO. The various components of the Privateer Holdings debt facilities which represents the related-party balances outstanding are as follows:

	As of September 30, 2018	As of December 31, 2017
Privateer Holdings credit facility	$—	$24,700
Privateer Holdings construction facility	—	6,395
Privateer Holdings start-up loans	—	1,731
Total	$—	$32,826

Privateer Holdings credit facility

Effective January 1, 2016, Tilray Canada, Ltd. entered into an agreement with Privateer Holdings for a demand revolving credit facility in an aggregate principal amount not to exceed $25,000. As of December 31, 2017, the facility bore interest at a floating rate of 2.54%, reset annually based on the mid-term applicable federal U.S. rate.

Effective April 1, 2018, Tilray, Inc. entered into an agreement with Privateer Holdings for a demand revolving credit facility in an aggregate principal amount not to exceed $7,000. The facility bears interest at a floating rate of 2.62%. The interest rate resets annually based on the mid-term applicable federal U.S. rate.

For the three and nine months ended September 30, 2018, the Company recognized $74 and $490, respectively, (September 30, 2017 – $31 and $396) in interest expense related to the Privateer Holdings credit facility.

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

Privateer Holdings start-up loans

As part of the Company’s strategic initiatives to expand into additional geographic locations, Privateer Holdings provided the Company with initial working capital funding in the form of non-interest-bearing loans. The advances are repayable upon demand. The outstanding balances under these loans are:

	As of September 30, 2018	As of December 31, 2017
Tilray Deutschland GmbH	$—	$1,340
Tilray Portugal Unipessoal, Lda.	—	105
Other	—	286
	$—	$1,731

In July 2018, the Company repaid $36,940 of the outstanding Privateer Holdings debt facility, which included repayment of the Privateer Holdings credit facility, Privateer Holdings construction facility and the Privateer Holdings start-up loans.

Privateer Holdings management fees

Prior to the repayment of the credit facility, accrued management fees charged by Privateer Holdings for services performed, including management services, support services, business development services and research and development services were included in the credit facility and reported within Privateer Holdings debt facility. Following the repayment of the credit facilities, and due to the change in nature of the relationship with Privateer Holdings, management services are reported under accounts payable.  Management services owed to Privateer Holdings in accounts payable as of September 30, 2018 was $1,014.  Management services for the three and nine months ended September 30, 2018 was $1,014 and $2,887, respectively, (September 30, 2017 – $878 and $3,066) and were included in operating expenses.

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

9.	Capital Stock

Capital Stock

As of December 31, 2017, the Company had authorized, issued and outstanding one share of capital stock with a one dollar par value. Each share of capital stock was entitled to one vote.  As of September 30, 2018, no shares were authorized, issued or outstanding.

Common and Convertible Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of September 30, 2018.

	Par Value	Authorized	Voting Rights
Class 1 common stock	$0.0001	250,000,000	10 votes for each share
Class 2 common stock	$0.0001	500,000,000	1 vote for each share
Convertible preferred stock	$0.0001	10,000,000	N/A

In February 2018, the Company completed a recapitalization in which the Company issued 75,000,000 shares of Class 1 common stock to Privateer Holdings in exchange for the net assets of Decatur Holdings, BV.

In connection with the IPO, Privateer Holdings voluntarily converted 58,333,333 shares if its Class 1 common stock into shares of Class 2 common stock.

In February and March 2018, the Company issued an aggregate of 7,794,042 shares of Series A preferred stock at an issue price of $7.10 ($8.90 CAD) per share.

In July 2018, the Company completed its IPO, whereby 10,350,000 shares of our Class 2 common stock were sold at a price of $17.00 ($22.45 CAD) per share, which included 1,350,000 shares pursuant to the underwriters’ option to purchase additional shares. Upon the closing of the IPO, all shares of the outstanding Series A preferred stock automatically converted into 7,794,042 shares of Class 2 common stock on a one-for-one basis.

The liquidation and dividend rights are identical among Class 1 common stock and Class 2 common stock, and all classes of common stock share equally in our earnings and losses.

10.	Stock-based Compensation

Original Stock Option Plan

Certain of the Company’s employees participate in the Equity Incentive Plan of Privateer Holdings, the Original Plan. For the three and nine months ended September 30, 2018, the total stock-based compensation expense associated with the Original Plan was $76 and $276, respectively (September 30, 2017 – $34 and $104, respectively).

The fair value of each award to employees granted under the Original Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions as of December 31, 2017: expected life of 5.53 years, risk-free interest rates of 2.01%; expected volatility of 56.32% and no dividends during the expected life. Expected volatility is based on historical volatilities of public companies operating in a similar industry to Privateer Holdings. The expected life of the options represents the period of time options are expected to be outstanding and is estimated considering vesting terms and employees’ historical exercise and post-vesting employment termination behavior. 25% of the options cliff vest on the first anniversary of the grant date and the remainder vest ratably thereafter over a total of four years from the date of grant. The vested options expire, if not exercised, 10 years from the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

New Stock Option Plan

In February 2018, the Company adopted the 2018 Equity Incentive Plan, the New Plan. In May 2018, the Company amended the New Plan to reserve an additional 2,487,717 shares thereunder, such that an aggregate of 9,199,338 shares of common stock were authorized for issuance under the Plan. Under the New Plan, common shares reserved for issuance automatically increases 4% at the end of December of each year.

For the three and nine months ended September 30, 2018, the total stock-based compensation expense associated with the New Plan was $11,245 and $16,877, respectively (September 30, 2017 – $0).

The fair value of each award granted to employees under the New Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions as of September 30, 2018: expected life of 5.85 years, risk-free interest rates of 2.94%; expected volatility of 58.64% and no dividends during the expected life. Expected volatility is based on historical volatilities of public companies operating in a similar industry to the Company. The expected life of the awards represents the period of time options are expected to be outstanding and is estimated considering vesting terms and employees’ historical exercise and post-vesting employment termination behavior. A forfeiture rate is estimated at the time of grant to reflect the amount of awards that are granted but are expected to be forfeited by the award holder prior to vesting. The estimated forfeiture rate applied to these amounts is derived from management’ estimate of the future stock award forfeiture behavior over the expected life of the awards. 25% of the awards cliff vest on the first anniversary of the grant date and the remainder vest ratably thereafter over a total of four years from the date of grant. The vested awards expire, if not exercised, 10 years from the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the Company under the Original Plan is as follows:

	Shares	Weighted- average exercise price	Aggregate intrinsic value
Balance December 31, 2017	364,571	$2.41	$1,185
Granted	301,442	5.66
Exercised	(45,493)	1.80
Forfeited	(23,438)	5.54
Cancelled	(4,521)	3.28
Balance September 30, 2018	592,561	$3.89	$989

The weighted-average remaining contractual life for options outstanding and options expected to vest as at September 30, 2018 is 8.37 years and 8.43 years, respectively. Substantially, all outstanding options are expected to vest.

As of September 30, 2018, there were 250,241 options exercisable under the Original Plan with a weighted-average exercise price of $2.58, aggregate intrinsic value of $771 and a weighted-average remaining contractual life of 7.30 years. The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2018 were $176.

Stock option and RSU activity for the Company under the New Plan is as follows:

Time-based stock option activity

	Shares	Weighted- average exercise price	Aggregate intrinsic value
Balance December 31, 2017	—	$—	$—
Granted	6,106,011	13.66
Exercised	—	—
Forfeited	(56,178)	8.53
Cancelled	—	—
Balance September 30, 2018	6,049,833	$13.70	$785,969

The weighted-average remaining contractual life for time-based options outstanding and time-based options expected to vest as at September 30, 2018 is 9.67 years and 9.66 years, respectively. Substantially, all outstanding time-based options are expected to vest.

As of September 30, 2018, there were 1,125,000 time-based options exercisable under the New Plan with a weighted-average exercise price of $7.76, aggregate intrinsic value of $152,843 and a weighted-average remaining contractual life of 9.64 years. The aggregate intrinsic value of the time-based options exercised during the nine months ended September 30, 2018 were $0.

Performance-based stock option activity

	Shares	Weighted- average exercise price	Aggregate intrinsic value
Balance December 31, 2017	—	$—	$—
Granted	600,000	7.76
Exercised	—	—
Forfeited	—	—
Cancelled	—	—
Balance September 30, 2018	600,000	$7.76	$81,516

The weighted-average remaining contractual life for performance-based stock options outstanding and performance-based options expected to vest as at September 30, 2018 is 9.64 years, respectively. Substantially, all outstanding performance-based stock options are expected to vest.

As of September 30, 2018, there were 300,000 performance-based stock options exercisable under the New Plan with a weighted-average exercise price of $7.76, aggregate intrinsic value of $40,758 and a weighted-average remaining contractual life of 9.64 years. The aggregate intrinsic value of the performance-based stock options exercised during the nine months ended September 30, 2018 were $0.

Time-based RSU activity

	Share equivalent	Weighted- average grant date fair value
Non-vested December 31, 2017	—	$—
Granted	140,000	7.76
Vested	—	—
Forfeited	—	—
Cancelled	—	—
Non-vested September 30, 2018	140,000	$7.76

As of September 30, 2018, there was approximately $894 of total unrecognized compensation cost related to non-vested time-based RSU awards that will be recognized as expense over a weighted-average period of 3.63 years. No time-based RSUs vested during the period.

Performance-based RSUs

	Share equivalent	Weighted- average grant date fair value
Non-vested December 31, 2017	—	$—
Granted	1,050,000	7.76
Vested	—	—
Forfeited	—	—
Cancelled	—	—
Non-vested September 30, 2018	1,050,000	$7.76

As of September 30, 2018, there was approximately $2,846 of total unrecognized compensation cost related to non-vested performance-based RSU awards that will be recognized as expense over a weighted-average period of 1.98 years. No performance-based RSUs vested during the period.

11.	Income Taxes

The effective tax rates for the three and nine months ended September 30, 2018 and 2017 were lower than the US federal statutory rates of 21% and 35%, respectively, due to tax losses for which no benefit has previously been recognized being available to offset otherwise taxable earnings in each tax jurisdiction.

Consolidated income tax expense for the three and nine months ended September 30, 2018 was $24 and $87, respectively (September 30, 2017 - $0).

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduces the U.S. Federal corporate tax rate from 35% to 21% beginning 2018. There is no financial statement impact to the Company related to the Tax Cuts and Jobs Act because the Company utilizes the “separate return” method for calculating the provision of income taxes and there is no recognition of deferred tax assets in the nine months ended September 30, 2018.

12.	Commitments and Contingencies

Lease commitments

The Company leases various facilities, under non-cancelable capital and operating leases, which expire at various dates through December 2027.

Under the terms of the operating lease agreements, the Company is responsible for property taxes, certain insurance and maintenance expenses. The Company records rent expense on a straight-line basis over the terms of the underlying leases. Rent expense for the three and nine months ended September 30, 2018 was $217 and $410, respectively, (September 30, 2017 – $40 and $81, respectively).

In August 2017, High Park Farms, Ltd. entered into a capital lease to finance its expansion of production operations in Enniskillen, Ontario, Canada.

In February 2018, High Park Holdings, Ltd. entered into an operating lease to finance its expansion of production operations in London, Ontario, Canada.

Aggregate future minimum rental payments under all non-cancelable capital and operating leases are as follows:

	Operating Leases		Capital Leases
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
2018 *	$204	$481	$195	$772
2019	816	841	779	772
2020	792	694	779	772
2021	746	231	779	772
2022	777	—	779	772
Thereafter	—	—	584	579
	$3,335	$2,247	$3,895	$4,439

*	For the three months ending December 31, 2018
13.	Financial Instruments

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

The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary. As at September 30, 2018 and December 31, 2017, the Company is not exposed to any significant credit risk related to counterparty performance of outstanding accounts receivable.

Foreign currency risk

As the Company conducts its business in many areas of the world involving transactions denominated in a variety of currencies, the Company is exposed to foreign currency risk. A significant portion of the Company’s assets, revenue, and expenses are denominated in the Canadian dollar. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $1,257 as of September 30, 2018, with a corresponding impact to accumulated other comprehensive income.

Liquidity risk

The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash flows generated from operations to meet its requirements. As at September 30, 2018 and December 31, 2017, the most significant financial liabilities are the current liabilities due to related parties, current portion of long-term debt and accounts payable and accrued liabilities.

14.	Segment information

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in one segment: the development and sale of cannabis products.

Sources of revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Dried cannabis	$4,831	$4,398	$14,701	$12,422
Cannabis oils	5,181	907	12,725	2,778
Accessories	35	101	173	225
	$10,047	$5,406	$27,599	$15,425

Revenues attributed to a geographic region based on the location of the customer were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Canada	$9,098	$5,188	$25,758	$14,868
Other countries	949	218	1,841	557
	$10,047	$5,406	$27,599	$15,425

Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, attributed to geographic regions based on their physical location were as follows:

	As of September 30, 2018	As of December 31, 2017
Canada	$64,639	$39,086
Portugal	10,928	895
Other countries	13	4
	$75,580	$39,985

The Company had one customer that accounted for 28% and 29% of the Company’s revenue for the three and nine months ended September 30, 2018, respectively (September 30, 2017 – 0%).

15.	Subsequent events

Convertible Senior Notes

In October 2018, the Company entered into an indenture relating to the issuance of $475,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2023 (the “notes”), which includes the sale of $25,000 in aggregate principal amount of notes pursuant to the initial purchasers’ option to purchase additional notes.  Net proceeds from the issuance were approximately $460,800, after deducting the initial purchases’ commissions.  The notes bear interest at a rate of 5.00% per annum. The notes will mature on October 1, 2023, unless earlier repurchased, redeemed or converted.

The notes are convertible, at a holder’s election into cash, shares of the Company’s Class 2 common stock or a combination of cash and shares of Class 2 common stock, at the Company’s election, at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding April 1, 2023.

Convertible Debenture

In October 2018, Natura Naturals Holdings Inc., a corporation incorporated under the laws of the Province of Ontario (“Natura”), issued the Company a $1,500 ($2,000 CAD) unsecured convertible debenture (the “Natura Note”). The Natura Note will become due and payable on August 22, 2019 unless the Company elects to exercise equity conversion rights at an earlier date, pursuant to the terms thereto. In the event that the Company exercises such equity conversion rights, Natura will enter into a supply agreement relating to the delivery of 2,000 kg/year of dry flower and trim to the Company. Interest on the outstanding principal amount under the Natura Note is payable at the rate of sixteen percent (16.0%) per annum compounded monthly.

Acquisitions

In October 2018, the Company acquired all issued and outstanding shares of Alef Biotechnology SpA, (“Alef”), an existing import and distribution partner based in Chile, for approximately $3,873 ($5,000 CAD).  The transaction closed on October 5, 2018, and Alef is being operated as a wholly owned subsidiary of the Company.  Given the timing of the transaction, the Company is in process of determining our estimate of fair value and purchase price allocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our final prospectuses for our initial public offering, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on July 19, 2018 or our Supplemented PREP Prospectus to a Base PREP Prospectus dated July 18, 2018 and filed in each of the Provinces of Canada except Québec on July 19, 2018, or, collectively, our Prospectuses. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward -looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC and Canadian public filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Overview

We are pioneering the future of medical cannabis research, cultivation, processing and distribution globally, and we intend to become a leader in the adult-use cannabis market in Canada.

We aspire to lead, legitimize and define the future of our industry by building the world’s most trusted cannabis company.

We produce medical cannabis in Canada and Europe, and we have supplied high-quality cannabis products to tens of thousands of patients in 12 countries spanning five continents through our subsidiaries in Australia, Canada and Germany and through agreements with established pharmaceutical distributors. In Canada, we are also authorized to distribute certain products on a wholesale basis and to sell certain products direct to patients through our e-commerce platform or over the phone.

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

We expect to have a competitive advantage in the Canadian adult-use market. In anticipation of adult-use legalization in Canada, we have negotiated agreements to supply certain provinces and territories with our adult-use products for sale through the distribution systems they are establishing.  Adult-use legalization occurred in Canada on October 17, 2018.  As a result of adult-use legalization, we expect the adult-use market to represent a higher proportion of our revenues as new consumers participate in, and previously illicit consumers adopt, Canada’s framework for the sale of cannabis.

We were formed as a subsidiary of Privateer Holdings, Inc., or Privateer Holdings, one of the first institutionally backed private investment firms to focus exclusively on the cannabis industry. Privateer Holdings’ portfolio of brands includes Leafly, Marley Natural and Goodship. We expect that our ongoing relationship with Privateer Holdings will continue to include the provision of certain management services by Privateer Holdings, our licensing of many of their anticipated adult-use brands and products from Privateer Holdings and certain debt obligations owed to Privateer Holdings.

Subsequent Events

Convertible Senior Notes

In October 2018, the Company entered into an indenture relating to the issuance of $475.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2023 (the “notes”), which included the sale of $25.0 million in aggregate principal amount of notes pursuant to the initial purchases’ option to purchase additional notes.  Net proceeds from the issuance were approximately $460.8 million, after deducting the initial purchases’ commissions.  The notes will bear interest at a rate of 5.00% per annum. The notes will mature on October 1, 2023, unless earlier repurchased, redeemed or converted.

The notes are convertible, at a holder’s election into cash, shares of the Company’s Class 2 common stock or a combination of cash and shares of Class 2 common stock, at the Company’s election, at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding April 1, 2023.

Convertible Debenture

In October 2018, Natura Naturals Holdings Inc., a corporation incorporated under the laws of the Province of Ontario (“Natura”), issued the Company a $1.5 million ($2.0 million CAD) unsecured convertible debenture (the “Natura Note”). The Natura Note will become due and payable on August 22, 2019 unless the Company elects to exercise equity conversion rights at an earlier date, pursuant to the terms thereto. In the event that the Company exercises such equity conversion rights, which the Company intends to do in 2018, Natura will enter into a supply agreement relating to the delivery of 2,000 kg/year of dry flower and trim to the Company. Interest on the outstanding principal amount under the Natura Note is payable at the rate of sixteen percent (16.0%) per annum compounded monthly.

Acquisitions

In October 2018, the Company acquired all issued and outstanding shares of Alef Biotechnology SpA, (“Alef”), an existing import and distribution partner based in Chile, for approximately $3.9 million ($5.0 million CAD).  The transaction closed on October 5, 2018, and Alef is being operated as a wholly owned subsidiary of the Company.  Given the timing of the transaction, the Company is in process of determining our estimate of fair value and purchase price allocation.

Key Operating Metrics

We use the following key operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance and make strategic decisions.

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Kilograms equivalents sold	1,613	684	929	136%	4,425	2,330	2,095	90%
Kilograms harvested	5,032	1,596	3,436	215%	8,186	5,218	2,968	57%
Average net selling price per gram	$6.21	$7.53	(1.32)	(17)%	$6.19	$6.34	(0.15)	(2)%
Average cost per gram sold	$3.82	$3.13	0.69	22%	$3.36	$2.79	0.57	20%

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

Total kilogram equivalents sold increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017, primarily due to bulk sales to others that have been issued a license to produce cannabis and cannabis oil by Health Canada under the Access to Cannabis for Medical Purposes Regulations, or Licensed Producers, increased patient demand, and growth of our extract products.

Kilograms harvested. Kilograms harvested represents the weight of dried whole plants post-harvest, drying and curing. This operating metric is used to measure the production efficiency of our facilities and production team.

Total kilograms harvested increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017, primarily due to the additional operational capacity provided by new facilities brought into operations in 2018.

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

The average net selling price per gram decreased for the three and nine months ended September 30, 2018 from the comparable periods in 2017, due to an increase in bulk sales as a percentage of total revenue compared to the prior quarter. We expect our average selling price to decline as a result of stronger growth in our wholesale channels compared to our direct to patient channels.

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

The average cost per gram sold increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017, primarily due to sourcing product from other Licensed Producers to support demand growth.

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

Results of Operations

Financial data is expressed in thousands of U.S. dollars.

Consolidated Statements of Net Loss Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$10,047	$5,406	$27,599	$15,425
Cost of sales	6,979	2,439	16,458	7,001
Gross margin	3,068	2,967	11,141	8,424
Research and development expenses	802	729	2,416	2,431
Sales and marketing expenses	3,493	1,469	9,061	3,912
General and administrative expenses	7,540	2,916	17,530	6,881
Stock-based compensation expense	11,245	35	16,877	104
Operating loss	(20,012)	(2,182)	(34,743)	(4,904)
Foreign exchange loss (gain), net	(1,592)	(838)	913	(1,417)
Interest expense, net	480	432	1,393	1,428
Other income, net	(225)	(9)	(422)	(15)
Income tax expense	24	—	87	—
Net loss	$(18,699)	$(1,767)	$(36,714)	$(4,900)
Other Financial Data
Adjusted EBITDA (1)	$(7,363)	$(1,700)	$(15,314)	$(3,398)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of sales	69	45	60	45
Gross margin	31	55	40	55
Research and development expenses	8	13	9	16
Sales and marketing expenses	35	27	33	25
General and administrative expenses	75	54	64	45
Stock-based compensation expense	112	1	61	1
Operating loss	(199)	(40)	(126)	(32)
Foreign exchange loss (gain), net	(16)	(16)	3	(9)
Interest expense, net	5	8	5	9
Other income, net	(2)	(0)	(2)	(0)
Income tax expense	0	—	0	—
Net loss	(186)%	(33)%	(133)%	(32)%
Other Financial Data
Adjusted EBITDA (1)	(73)%	(31)%	(55)%	(22)%

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Net Loss and Adjusted EBITDA.”

Revenue

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$10,047	$5,406	$4,641	86%	$27,599	$15,425	$12,174	79%

Revenue was $10.0 million and $27.6 million ($13.0 CAD and $35.5 CAD) for the three and nine months ended September 30, 2018, respectively, and $5.4 million and $15.4 million ($6.8 CAD and $20.1 CAD) for the same periods in 2017, respectively. Growth was driven by increased patient demand, bulk sales to other Licensed Producers and wholesale distribution in export markets. In January 2018, we launched high CBD oil drops, which helped drive extract sales in Canada. Our extract products revenue was $5.2 million and $12.7 million ($6.7 million CAD and $16.4 million CAD) for three and nine months ended September 30, 2018, respectively, and $0.9 million and $2.8 million ($1.2 million CAD and $3.7 million CAD) for the same periods in 2017, respectively. On a percentage of revenue basis, extract products accounted for 46% of revenue for the nine months ended September 30, 2018 and 18% of revenue for the same period in 2017.

The Canadian dollar revenue was derived using the average exchange rate during the reporting period. Amounts are individually converted by multiplying the U.S. dollar to Canadian dollar rate to determine the Canadian dollar amount.

For the three and nine months ended September 30, 2018, total kilogram equivalents sold increased by 929 and 2,095, or 136% and 90%, respectively, as compared with the same periods in 2017, respectively. The average net selling price per gram decreased to $6.21 and $6.19 from $7.53 and $6.34 for the three and nine months ended September 30, 2018 and 2017, respectively. The positive factors that contributed to this growth were higher potency dried flower and extract sales offset by our revenue generated through the wholesale channel.

Cost of sales and gross margin

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of sales	$6,979	$2,439	$4,540	186%	$16,458	$7,001	$9,457	135%
Gross margin	3,068	2,967	101	3	11,141	8,424	2,717	32
Gross margin percentage	31%	55%			40%	55%

Cost of sales increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 primarily due to increase in sales volumes and a shift towards a mix of high THC and high CBD cultivars that have lower yields along with procurement of third-party supply. Gross margin percentage decreased for the three and nine months ended September 30, 2018 from the comparable period in 2017 primarily due to our post-harvest costs per gram increasing due to procurement of third-party supply and a larger portion of our revenue being attributable to wholesale channels which has a lower sales price than AMCPR products.

Operating Expenses

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Research and development expenses	$802	$729	$73	10%	$2,416	$2,431	$(15)	(1)%
Sales and marketing expenses	3,493	1,469	2,024	138	9,061	3,912	5,149	132
General and administrative expenses	7,540	2,916	4,624	159	17,530	6,881	10,649	155
Stock-based compensation expense	11,245	35	11,210	N/A	16,877	104	16,773	N/A
Total operating expenses	$23,080	$5,149	$17,931	348%	$45,884	$13,328	$32,556	244%
(as a percentage of revenue)
Research and development expenses	8%	13%			9%	16%
Sales and marketing expenses	35	27			33	25
General and administrative expenses	75	54			64	45
Stock-based compensation expense	112	1			61	1
Total operating expenses	230%	95%			166%	86%

N/A: Not a meaningful comparison

Research and development expenses increased for the three months ended September 30, 2018 from the comparable periods in 2017 primarily due to increased new product initiatives.  Expenses decreased for the nine months ended September 30, 2018 from the comparable periods in 2017 due increase in employees in 2018 replacing expensive third-party resources.

Sales and marketing expenses increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 primarily due to increases in headcount related expenses and sales and promotional expenses related to our subsidiaries Tilray Canada, Ltd. and Tilray Deutschland GmbH.

General and administrative expenses increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 primarily due to increases in professional fees related to legal, audit and human resources, IT services to support our growth and expansion plans and fees incurred for the startup of the operations of our subsidiaries High Park Farms, Ltd., High Park Holdings, Ltd. and Tilray Portugal Unipessoal, Lda.

Stock-based compensation expenses increased for the three months ended September 30, 2018 from the comparable periods in 2017 primarily related to stock options, restricted stock units and certain IPO contingency triggers related to performance-based awards granted under the New Plan.

Foreign exchange gains and losses

Foreign exchange gain increased for the three months ended September 30, 2018 from the comparable periods in 2017 primarily due to foreign currency transactions on the payment of funds for our Privateer Holdings debt facilities whereas nine months ended September 30, 2018 foreign exchange loss (gain) decreased from comparable periods in 2017 primarily due to foreign currency transactions on the advancement of funding from Privateer Holdings.

Net loss and Adjusted EBITDA

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Net loss	$(18,699)	$(1,767)	$(16,932)	N/A	$(36,714)	$(4,900)	$(31,814)	N/A
Adjusted EBITDA	$(7,363)	$(1,700)	$(5,663)	N/A	$(15,314)	$(3,398)	$(11,916)	N/A

N/A: Not a meaningful comparison

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA reconciliation:
Net loss	$(18,699)	$(1,767)	$(36,714)	$(4,900)
Interest expense, net	480	432	1,393	1,428
Other income, net	(225)	(9)	(422)	(15)
Income tax expense	24	—	87	—
Foreign exchange loss (gain), net	(1,592)	(838)	913	(1,417)
Depreciation and amortization	1,404	447	2,552	1,402
Stock-based compensation expense	11,245	35	16,877	104
Adjusted EBITDA	$(7,363)	$(1,700)	$(15,314)	$(3,398)

Net loss and Adjusted EBITDA loss increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 primarily due to an increase in operating expenses related to continued growth, the expansion of our international teams, and costs related to our Series A preferred stock financing and our IPO.

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP, we use Adjusted EBITDA, as described below, to understand and evaluate our operating performance. Adjusted EBITDA, which may be different than similarly titled measures used by other companies, is presented to help investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net earnings or loss, excluding interest expense, net; other income, net; tax expense, foreign exchange loss (gain), net; depreciation and amortization; and stock-based compensation expense.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Some of these limitations are that:

•

Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•

Adjusted EBITDA excludes foreign exchange gains or losses, which accounts for the effect of both realized and unrealized foreign exchange transactions. Unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities;

•

Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

•	Adjusted EBITDA does not reflect interest expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and reduces cash available to us;
•	Adjusted EBITDA does not reflect tax expense, which could be a significant recurring expense in our business in the future and reduces cash available to us.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $104,245 and short-term investments totaling $14,712, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, treasury bills, corporate bonds and certificates of deposits.

In February and March 2018, we issued 7,794,042 shares of Series A preferred stock at $7.10 per share ($8.8727 per share CAD) per share in exchange for cash proceeds of approximately $55.0 million ($69.1 million CAD) from third-party institutional investors.

In July 2018, we completed our IPO, whereby 10,350,000 shares of our Class 2 common stock were sold at a price of $17.00 per share ($22.45 per share CAD), which included 1,350,000 shares sold pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of $163.7 million after deducting the underwriting discount.

In October 2018, we entered into an indenture relating to the issuance of $475.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2023, which included $25.0 million pursuant to the underwriters’ option to purchase an additional aggregate principal amount.  Net proceeds from the issuance were approximately $460.8 million, after deducting the initial purchases’ commissions.

Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service obligations and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(26,440)	$(6,899)
Net cash used in investing activities	(53,544)	(3,382)
Net cash provided by financing activities	179,667	4,872
Effect of foreign currency translation	2,239	413
Increase (decrease) in cash and cash equivalents	$101,922	$(4,996)

The change in net cash used by operating activities primarily was related to changes in working capital fluctuations and changes in non-cash expenses, all of which are highly variable.

The change in net cash used in investing activities primarily was related to purchases of property, plant and equipment related to our expansion projects in Canada and Portugal and to the purchase and sale of short term investments.

The change in net cash provided by financing activities included net proceeds from the Series A preferred stock financing, net proceeds from our IPO and repayment of debt facility.

The table below sets out the cash and cash equivalents, inventory and contractual obligations and commitments:

	As of September 30,	As of December 31,
	2018	2017
Cash and cash equivalents	$104,245	$2,323
Inventory	12,107	7,421
Privateer Holdings debt facilities	—	32,826
Current portion of long-term debt	9,348	9,432

We primarily have financed our operations through the issuance of common stock, revenue generating activities, advances under the Privateer Holdings credit facility and recently through our sale of the notes. We believe that our existing cash will be sufficient to meet our working capital requirements.

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

Contractual Obligations and Commitments

Our future minimum contractual obligations were reported in our Prospectuses for the fiscal year ended December 31, 2017. There have been no material changes to our contractual commitments during the nine months ended September 30, 2018.

Contingencies

In the normal course of business, we may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on our interim consolidated financial statements.

Segment and Geographic Information

For segment and geographic information refer to “Part I, Item 1. Note 14 – Segment Information” to our unaudited condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our condensed consolidated financial statements are expressed in U.S. dollars, but the majority of our net assets and liabilities are denominated in Canadian dollars through our operations in Canada. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all Canadian operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect at the dates when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar, including the Canadian dollar, will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact. In addition, our obligations under our credit facilities with Privateer Holdings, are denominated in U.S. dollars. A weakening of the Canadian dollar against the U.S. dollar would make it more difficult for us to meet our obligations under our credit facilities with Privateer Holdings. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, or DCPs, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our DCPs as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our DCPs were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or ICFR, occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC or publicly in Canada, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to our Medical Cannabis Business and the Medical Cannabis Industry

We are dependent upon regulatory approvals and licenses for our ability to grow, process, package, store, sell and export medical cannabis and other products derived therefrom, and these regulatory approvals are subject to ongoing compliance requirements, reporting obligations and fixed terms requiring renewal.

Our ability to grow, process, package, store and sell dried cannabis and cannabis extracts, including both bottled oil and capsules, for medical purposes in Canada is dependent on our current Health Canada licenses under the Cannabis, or CR, covering our production facility at our Tilray North America Campus in Nanaimo, British Columbia, or Tilray Nanaimo. These licenses allow us to produce dried cannabis and certain cannabis extracts at Tilray Nanaimo and to sell and distribute dried cannabis, bottled cannabis oil and encapsulated cannabis oil in Canada. They also allow us to import and export medical cannabis products to and from specified jurisdictions around the world, subject to obtaining, for each specific shipment, an export approval from Health Canada and an import approval from the applicable regulatory authority in the country to which the export is being made.  The CR licenses for Tilray Nanaimo are valid for fixed periods and will need to be renewed at the end of such periods.

We also hold licenses under the CR covering our facility in Enniskillen, Ontario, or High Park Farms, which we intend to use to service the adult-use market. These licenses allow us to produce, sell, and distribute dried cannabis in Canada. These licenses are valid fixed periods and will need to be renewed at the end of such periods.

Our ability to operate in our proposed facility at our Tilray European Union Campus located in Cantanhede, Portugal, or Tilray Portugal, is dependent on our current authorization for the cultivation, import and export of cannabis, and in the future will be dependent on our pending authorization (assuming such authorization is approved) for the manufacture of cannabis products and Good Manufacturing Practices, or GMP, certification, by the Portuguese National Authority of Medicines and Health Products, or INFARMED. This license is valid for a single growing season at a time and notification to INFARMED is needed to renew the license for subsequent growing seasons. All licenses are subject to ongoing compliance and reporting requirements and renewal.

In February 2018, we submitted an CR license application for our proposed facility in London, Ontario, or the High Park Processing Facility. This application has not yet been approved. Any future medical cannabis production facilities that we operate in Canada will also be subject to separate licensing requirements under the CR. Although we believe that we will meet the requirements of the CR for future renewals of our existing licenses, and grants of permits under such licenses, and to obtain corresponding licenses for future facilities in Canada, there can be no assurance that existing licenses will be renewed or new licenses obtained on the same or similar terms as our existing Tilray Nanaimo licenses, nor can there be any assurance that Health Canada will continue to issue export permits on the same terms, or that other countries will allow, or continue to allow, imports.

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

In addition, we may be subject to enforcement proceedings resulting from a failure to comply with applicable regulatory requirements in Canada or other jurisdictions, which could result in damage awards, a suspension of our existing approvals, a withdrawal of our existing approvals, the denial of the renewal of our existing approvals or any future approvals, recalls of products, product seizures, the imposition of future operating restrictions on our business or operations or the imposition of civil, regulatory or criminal fines or penalties against us, our officers and directors and other parties. These enforcement actions could delay or entirely prevent us from continuing the production, testing, marketing, sale or distribution of our medical products and divert management’s attention and resources away from our business operations.

The laws, regulations and guidelines generally applicable to the medical cannabis industry in Canada and other countries may change in ways that impact our ability to continue our business as currently conducted or proposed to be conducted.

The successful execution of our medical cannabis business objectives is contingent upon compliance with all applicable laws and regulatory requirements in Canada and other jurisdictions, including the requirements of the CR in Canada, and obtaining all other required regulatory approvals for the sale, import and export of our medical cannabis products. The commercial medical cannabis industry is a relatively new industry in Canada and the CR is a regime that has only been in effect in its current form since October 2018. The effect of Health Canada’s administration, application and enforcement of the regime established by the CR on us and our business in Canada, or the administration, application and enforcement of the laws of other countries by the appropriate regulators in those countries, may significantly delay or impact our ability to participate in the Canadian medical cannabis market or medical cannabis markets outside Canada, to develop medical cannabis products and produce and sell these medical cannabis products.

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

Health Canada inspectors routinely assess Tilray Nanaimo and High Park Farms for compliance with applicable regulatory requirements. Our High Park Processing Facility will both also be inspected by Health Canada and Tilray Portugal will also be inspected for compliance by applicable regulators once construction is complete and will be subject to certain ongoing inspections and audits once we begin operations at this facility. Furthermore, the import of our products into other jurisdictions, such as Germany and Australia, is subject to the regulatory requirements of the respective jurisdiction. Any failure by us to comply with the applicable regulatory requirements could require extensive changes to our operations; result in regulatory or agency proceedings or investigations, increased compliance costs, damage awards, civil or criminal fines or penalties or restrictions on our operations; and harm our reputation or give rise to material liabilities or a revocation of our licenses and other permits. There can be no assurance that any pending or future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to us and our business.

Our ability to produce and sell our medical products in, and export our medical products to, other jurisdictions outside of Canada is dependent on compliance with additional regulatory and other requirements.

We are required to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in countries and markets outside of Canada in which we operate, or to which we export, in order to produce or export to, and sell our medical products in, these countries, including, in the case of certain countries, the ability to demonstrate compliance with GMP standards. Our current certification of compliance with GMP standards for production at Tilray Nanaimo and any other GMP certification that we may receive in the future subject us, or will in the future subject us, to extensive ongoing compliance reviews to ensure that we continue to maintain compliance with GMP standards. There can be no assurance that we will be able to continue to comply with these standards.

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

The long-term effect of the legalization of adult-use cannabis in Canada on the medical cannabis industry is unknown, and may have a significant negative effect upon our medical cannabis business if our existing or future medical use customers decide to purchase products available in the adult-use market instead of purchasing medical use products from us.

In June 2018, the government of Canada passed Bill C-45, or the Cannabis Act, the Canadian federal legislation allowing individuals over the age of 18 to legally purchase, process and cultivate limited amounts of cannabis for adult use in Canada. The Cannabis Act and accompanying regulations, the CR, became effective on October 17, 2018. As a result, individuals who previously relied upon the medical cannabis market to supply their medical cannabis and cannabis-based products may cease this reliance, and instead turn to the adult-use cannabis market to supply their cannabis and cannabis-based products. Factors that will influence this decision include the availability of product in each market, the price of medical cannabis products in relation to similar adult-use cannabis products, and the ease with which each market can be accessed in the individual provinces and territories of Canada. The impact of adult-use cannabis on the medical market is not yet ascertainable by us given the newness of the adult-use market in Canada, and given industry-wide supply shortages in both the medical and adult-use markers.

A decrease in the overall size of the medical cannabis market as a result of the legal adult-use market in Canada may reduce our medical sales and revenue prospects in Canada. Moreover, the CR regulation of cannabis for medical purposes is expected to be reviewed in light of the adult-use market. The effect on our business, and the medical cannabis market in general, of such a review is uncertain.

There has been limited study on the effects of medical cannabis and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.

Research in Canada, the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in relatively early stages. There have been few clinical trials on the benefits of cannabis or isolated cannabinoids conducted by us or by others.

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

Tilray Nanaimo, High Park Farms, and our High Park Processing Facility and Tilray Portugal are expected to become, integral to our business and adverse changes or developments affecting any of these facilities may have an adverse impact on us.

Currently, our activities and resources are focused on the operation of Tilray Nanaimo and High Park Farms, and our current licenses under the CR are specific to Tilray Nanaimo and High Park Farms. Adverse changes or developments affecting Tilray Nanaimo and High Park Farms, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster or a material failure of our security infrastructure, could reduce or require us to entirely suspend our production of cannabis. A significant failure of our site security measures and other facility requirements, including any failure to comply with regulatory requirements under the CR, could have an impact on our ability to continue operating under our Health Canada licenses and our prospects of renewing our Health Canada licenses, and could also result in a suspension or revocation of these Health Canada licenses. As we currently produce our medical cannabis products only at Tilray Nanaimo any event impacting our ability to continue production at Tilray Nanaimo, or requiring us to delay production, would prevent us from continuing to operate our business until operations at Tilray Nanaimo could be resumed, or until we were able to commence production at another facility.

We expect to expand Tilray Nanaimo and High Park Farms, and to complete construction in our Tilray Portugal facilities and to complete construction of a processing center at our High Park Processing Facility. We expect that these expanded and additional facilities will significantly increase our cultivation, growing, processing and distribution capacity; however, development impediments such as construction delays or cost over-runs in respect to the development of these facilities, howsoever caused, could delay or prevent our ability to produce cannabis at these facilities. It is also possible that the final costs of the major equipment contemplated by our capital expenditure program relating to the development of our High Park Farms, our High Park Processing Facility and Tilray Portugal may be significantly greater than anticipated, in which circumstance we may be required to curtail, or extend the timeframes for completing, such capital expenditure plans which would reduce our production capacity.

We have periodically procured cannabis from other CR sources to supplement internal production, which, during 2017, represented approximately five percent of our total production and during the first three quarters of 2018 represented approximately thirty one percent of our total production. If we are unsuccessful in scaling operations at our facilities, we may need to continue to procure cannabis from third parties, likely at a higher price than our own cost to produce, which would have a negative impact on gross margin.

The medical cannabis industry and market are relatively new in Canada, and this industry and market may not continue to exist or develop as anticipated or we may ultimately be unable to succeed in this industry and market.

We are operating our current business in a relatively new medical cannabis industry and market, and our success depends on our ability to attract and retain patients. In addition to being subject to general business risks applicable to a business involving an agricultural product and a regulated consumer product, we need to continue to build brand awareness of our Tilray brand in the medical cannabis industry and make significant investments in our business strategy and production capacity. These investments include introducing new products into the markets in which we operate, adopting quality assurance protocols and procedures, building our international presence and undertaking regulatory compliance efforts. These activities may not promote our medical products as effectively as intended, or at all, and we expect that our competitors will undertake similar investments to compete with us for market share. Competitive conditions, consumer preferences, patient requirements, healthcare practitioner prescribing practices, and spending patterns in this industry and market are relatively unknown and may have unique characteristics that differ from other existing industries and markets and that cause our efforts to further our business to be unsuccessful or to have undesired consequences. As a result, we may not be successful in our efforts to attract and retain patients or to develop new medical cannabis products and produce and distribute these medical cannabis products to the markets in which we operate or to which we export in time to be effectively commercialized, or these activities may require significantly more resources than we currently anticipate in order to be successful.

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

There are currently hundreds of applications for Licensed Producer status being processed by Health Canada. The number of licenses granted and the number of Licensed Producers ultimately authorized by Health Canada could have an adverse impact on our ability to compete for market share in Canada’s medical cannabis industry. We expect to face additional competition from new market entrants that are granted licenses under the CR or existing license holders that are not yet active in the industry. If a significant number of new licenses are granted by Health Canada, we may experience increased competition for market share and may experience downward price pressure on our medical cannabis products as new entrants increase production.

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

In addition, the CR permits patients in Canada to produce a limited amount of cannabis for their own medical purposes or to designate a person to produce a limited amount of cannabis on their behalf for such purposes. Widespread reliance upon this allowance could reduce the current or future consumer demand for our medical cannabis products.

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

The illicit supply of cannabis and cannabis-based products may reduce our sales and impede our ability to succeed in the medical and adult-use cannabis markets

In addition to competition from Licensed Producers and those able to produce cannabis legally without a license, we also face competition from unlicensed and unregulated market participants, including illegal dispensaries and black market suppliers selling cannabis and cannabis-based products in Canada. Despite the legalization of medical and adult-use cannabis in Canada, black market operations remain abundant and are a substantial competitor to our business. In addition, illegal dispensaries and black market participants may be able to (i) offer products with higher concentrations of active ingredients than we are authorized to produce and sell, and (ii) use delivery methods, including edibles, concentrates and extract vaporizers, that we are currently prohibited from offering to individuals in Canada (iii) brand products more explicitly, and (iv) describe/discuss intended effects of products. As these illicit market participants do not comply with the regulations governing the medical and adult-use cannabis industry in Canada, their operations may also have significantly lower costs.

As a result of the competition presented by the black market for cannabis, any inability or unwillingness of law enforcement authorities to enforce laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could (i) result in the perpetuation of the black market for cannabis, (ii) adversely affect our market share and (iii) adversely impact the public perception of cannabis use and licensed cannabis producers and dealers, all of which would have a materially adverse effect on our business, operations and financial condition.

Risks Related to our Adult-Use Cannabis Business and the Adult-Use Cannabis Industry in Canada

The adult-use cannabis industry, and the regulations governing this industry, may develop in a way that is significantly different from our current expectations, resulting in our decreased ability, or inability, to compete in this market and industry.

The Cannabis Act allows for regulated and restricted access to cannabis for recreational adult use in Canada. We expect to operate a part of our business in the adult-use cannabis industry and market.

There is no assurance that the adult-use cannabis industry, and the regulations governing this industry, will develop as anticipated. There are significant restrictions on the marketing, branding, product formats and distribution channels allowed under the Cannabis Act, which may reduce the value of certain of our products and brands or negatively impact our ability to compete with other companies in the adult-use cannabis market. Adult-use legislation includes a requirement for health warnings on product packaging, the limited ability to use logos and branding (only one logo and one brand per package), and restrictions on types and avenues of marketing. Additional restrictions are being imposed by some provinces and territories. We are reasonably certain that we will be able to adapt our licensed brands and products to satisfy these restrictions and to package and successfully distinguish these brands in the marketplace while remaining compliant with applicable laws (including all provincial legislation); however further provincial or other legislation containing additional restrictions, such as a complete ban on marketing, may impact our ability to do so. Such additional restrictions may impair our ability to develop our adult-use brands, and a complete ban on marketing may make it uneconomic or unfeasible for us to introduce our entire portfolio of brands and products into the Canadian market, which means that we will be unable to reap the full benefit of the exclusive rights we have secured to such brands and products. Further, each province and territory of Canada has the ability to separately regulate the distribution of cannabis within such province or territory, and the rules (including associated regulations) adopted by these provinces or territories vary significantly. Such variance may make participation in the adult-use cannabis market uneconomic or of limited economic benefit for us in those provinces or territories and could result in significant additional compliance or other costs and limitations on our ability to compete successfully in each such market.

Any failure on our part to comply with supplier standards established by provincial or territorial distributors could prevent us from accessing certain markets in Canada.

Government-run provincial and territorial distributors in Canada require suppliers to meet certain service and business standards, and routinely assess for compliance with such standards. Any failure by us to comply with such standards could result in our being downgraded or disqualified as a supplier, and would severely impede or eliminate our ability to access certain markets within Canada.

The adult-use cannabis market in Canada may experience supply fluctuations resulting in revenue and price decreases.

As a result of the legalization of adult cannabis use in Canada, the demand for cannabis may dramatically increase. Licensed Producers, and others licensed to produce cannabis under the Cannabis Act, may not be able to produce enough cannabis to meet adult-use demand. This may result in lower than expected sales and revenues and may result in increased competition for sales and sources of supply. This competition may adversely affect our adult-use business and there is no guarantee that we will be able to supply or acquire the supply, on commercially reasonable terms or at all, to meet the demand for medical and adult-use cannabis.

In response to this surge in demand for cannabis, we and other cannabis producers in Canada may produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and proposed adult-use markets, and we may be unable to export that oversupply into other markets where cannabis use is fully legal under all federal and state or provincial laws. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If this were to occur, there is no assurance that we would be able to generate sufficient revenue from the sale of adult-use cannabis to result in profitability.

The adult-use cannabis industry and market in Canada is subject to many of the same risks as the medical cannabis industry and market, including risks related to our need for regulatory approvals, the early status and uncertain growth of this industry and the competition we expect to face in this industry.

The adult-use cannabis industry and market in Canada is subject to certain risks that are unique to this industry, as well as the risks that are currently applicable to the medical cannabis industry, which are described under the heading above titled “Risk Factors—Risks Related to our Medical Cannabis Business and the Medical Cannabis Industry.”

If any of these shared risks occur, our business, financial condition, results of operations and prospects could be adversely affected in a number of ways, including by our not being able to successfully compete in the adult-use cannabis industry and by our being subject to fines, damage awards and other penalties as a result of regulatory infractions or other claims brought against us.

We may be unsuccessful in competing in the legal adult-use cannabis market in Canada.

Our Canadian adult-use business faces enhanced competition from other Licensed Producers and those individuals and corporations who are licensed under the Cannabis Act to participate in the adult-use cannabis industry. The Cannabis Act has established a licensing regime for the production, testing, packaging, labelling, delivery, transportation, sale, possession and disposal of cannabis for adult use. While that existing holders of licenses relating to medical cannabis under the CR, including us, have automatically been licensed under the Cannabis Act for these activities, other individuals and corporations are able to apply for such licenses.

Moreover, the Cannabis Act allows individuals to cultivate, propagate, harvest and distribute up to four cannabis plants per household, provided that each plant meets certain requirements. If we are unable to effectively compete with other suppliers to the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our success in the adult-use business may be limited and may not fulfill the expectations of management.

We will also face competition from existing Licensed Producers and other producers licensed under the Cannabis Act. Certain of these competitors have significantly greater financial, production, marketing, research and development and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market penetration and market share. Our commercial opportunity in the adult-use market could be reduced or eliminated if our competitors produce and commercialize products for the adult-use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. If our adult-use products do not achieve an adequate level of acceptance by the adult-use market, we may not generate sufficient revenue from these products, and our adult-use business may not become profitable.

General Business Risks and Risks Related to Our Financial Condition and Operations

We have a limited operating history and a history of net losses, and we may not achieve or maintain profitability in the future.

We began operating in 2014 and have yet to generate a profit. We generated net losses of $7.9 million and $7.8 million for the years ended December 31, 2016 and 2017, respectively, and $18.7 million and $36.7 million for the three and nine months ended September 30, 2018 and $1.8 million and $4.9 million for three and nine months ended September 30, 2017, respectively. Our accumulated deficit as of September 30, 2018 was $77.2 million. We intend to continue to expend significant funds to increase our growing capacity, invest in research and development, expand our marketing and sales operations to increase our base of registered patients and meet the increased compliance requirements associated with our transition to and operation as a public company. As we continue to grow, we expect the aggregate amount of these expenses will also continue to grow.

Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this Quarterly Report on Form 10-Q and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing cannabis products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Class 2 common stock and the trading price of the notes may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

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

Furthermore, although we have begun production at Tilray Portugal with a view toward facilitating exports of our cannabis products to countries in the European Union from Portugal rather than from Canada, there is no assurance that these EU countries will authorize the import of our cannabis products from Portugal, or that Portugal will authorize or continue to authorize such exports, or that such exports will provide us with advantages over our current EU export strategy. Each country in the European Union (or elsewhere) may impose restrictions or limitations on imports that require the use of, or confer significant advantages upon, producers within that particular country. As a result, we may be required to establish production facilities similar to Tilray Portugal in one or more countries in the European Union where we wish to distribute our cannabis products in order to take advantage of the favorable legislation offered to producers in these countries.

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

As a result of an investment in our securities, you could be prevented from entering the United States or become subject to a lifetime ban on entry into the United States.

U.S. Customs and Border Protection (“CBP”) has confirmed that border agents may seek to permanently ban any foreign visitor who admits to working or investing in the cannabis industry, or admits to have used cannabis, even after adult-use cannabis use is set to become legal in Canada on October 17, 2018. CBP confirmed that investing even in publicly-traded cannabis companies is considered facilitation of illicit drug trade under CBP policy. This policy is limited to citizens of foreign countries and not citizens of the United States. Therefore, as a result of an investment in our securities, if you are not a citizen of the United States, you could be prevented from entering the United States or could become subject to a lifetime ban on entry into the United States.

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

We depend on a significant customer for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or if this significant customer were to terminate its relationship with us or reduce its purchases, our revenue could decline significantly.

We had one customer that accounted for 28% and 29% of our revenue for the three and nine months ended September 30, 2018, respectively.  We believe that our operating results for the foreseeable future will continue to depend on sales from a small number of customers.  This one customer has no purchase commitments and may cancel, change or delay its purchases with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of this one customer or any other significant customer. In the future, this one customer may decide to purchase less product from us than it has in the past, may alter its purchasing patterns at any time with limited notice, or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

Further, each director and officer, as well as certain additional key personnel, of a company that holds a license is subject to the requirement to obtain and maintain a security clearance from Health Canada under the CR. Moreover, under the CR, an individual with security clearance must be physically present on site when other individuals are conducting activities with cannabis. Under the CR and the Cannabis Act, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an individual in a key operational position to maintain or renew his or her security clearance could result in a reduction or complete suspension of our operations. In addition, if an individual in a key operational position leaves us, and we are unable to find a suitable replacement who is able to obtain a security clearance required by the CR in a timely manner, or at all, we may not be able to conduct our operations at planned production volume levels or at all. In addition, the CR requires us to designate a qualified individual in charge who is responsible for supervising activities relating to the production of study drug for clinical trials, which individual must meet certain educational and security clearance requirements. If our current designated qualified person in charge fails to maintain his security clearance, or if our current designated qualified person in charge leaves us and we are unable to find a suitable replacement who meets these requirements, we may no longer be able to continue our clinical trial activities.

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

We may not be able to transport our cannabis products to consumers in a safe and efficient manner.

Due to our direct-to-consumer shipping model, we depend on fast and efficient third-party transportation services to distribute our medical cannabis products. We also use such services to transfer bulk shipments to provinces and territories for further distribution to consumers. Any prolonged disruption of third-party transportation services, such as the ongoing Canada Post labor disruptions, could have a material adverse effect on our sales volumes or satisfaction with our services. Rising costs associated with third-party transportation services used by us to ship our products may also adversely impact our profitability, and more generally our business, financial condition and results of operations.

The security of our products during transportation to and from our facilities is of the utmost concern. A breach of security during transport or delivery could result in the loss of high-value product and forfeiture of import and export approvals, since such approvals are shipment specific. Any failure to take steps necessary to ensure the safekeeping of our cannabis could also have an impact on our ability to continue supplying provinces and territories, to continue operating under our existing licenses, to renew or receive amendments to our existing licenses or to receive required new licenses.

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

Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada or other regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses. Any product recall affecting the cannabis industry more broadly, whether or not involving us, could also lead consumers to lose confidence in the safety and security of the products sold by Licensed Producers generally, including products sold by us.

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

We rely on third-party distributors, including pharmaceutical distributors, courier services, and government agencies, and may in the future rely on other third parties, to distribute our products. If these distributors do not successfully carry out their contractual duties, if there is a delay or interruption in the distribution of our products, such as the ongoing Canada Post labor disruptions, or if these third parties damage our products, it could negatively impact our revenue from product sales. Any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business.

We, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception.

We believe that the cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis distributed to consumers. The perception of the cannabis industry and cannabis products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in Canada and in other countries relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our cannabis products. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

Certain events or developments in the cannabis industry more generally may impact our reputation.

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. As a producer and distributor of cannabis, which is a controlled substance in Canada that has previously been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other Licensed Producers or of other companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis industry in general, whether true or not.

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

The development of our business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by Health Canada. The regulatory environment in Canada limits our ability to compete for market share in a manner similar to other industries. All products we distribute into the Canadian adult-use market must comply with requirements under Canadian legislation, including with respect to product formats, product packaging, and marketing activities around such products. As such, our portfolio of brands and products has been specifically adapted, and our marketing activities carefully structured, to enable us to develop our brands in an effective and compliant manner. If we are unable to effectively market our cannabis products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our cannabis products, then our sales and operating results could be adversely affected.

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

Safety, health and environmental laws and regulations affect nearly all aspects of our operations, including product development, working conditions, waste disposal, emission controls, the maintenance of air and water quality standards and land reclamation, and, with respect to environmental laws and regulations, impose limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Continuing to meet GMP standards, which we follow voluntarily, requires satisfying additional standards for the conduct of our operations and subjects us to ongoing compliance inspections in respect of these standards. Compliance with safety, health and environmental laws and regulations can require significant expenditures, and failure to comply with such safety, health and environmental laws and regulations may result in the imposition of fines and penalties, the temporary or permanent suspension of operations, the imposition of clean-up costs resulting from contaminated properties, the imposition of damages and the loss of or refusal of governmental authorities to issue permits or licenses to us or to certify our compliance with GMP standards. Exposure to these liabilities may arise in connection with our existing operations, our historical operations and operations that we may undertake in the future. We could also be held liable for worker exposure to hazardous substances and for accidents causing injury or death. There can be no assurance that we will at all times be in compliance with all safety, health and environmental laws and regulations notwithstanding our attempts to comply with such laws and regulations.

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

Because of the nature of our products and the limited legal channels for distribution, as well as the concentration of inventory in our facilities, we are subject to the risk of theft of our products and other security breaches. A security breach at Tilray Nanaimo, High Park Farms, or, once completed, one of our planned facilities could result in a significant loss of available products, expose us to additional liability under applicable regulations and to potentially costly litigation or increase expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on our business, financial condition and results of operations.

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

There are a number of laws protecting the confidentiality of certain patient health information and other personal information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy rules under the Personal Information Protection and Electronics Documents Act (Canada), or the PIPEDA, and similar laws in other jurisdictions, protect medical records and other personal health information by limiting their use and disclosure to the minimum level reasonably necessary to accomplish the intended purpose. We collect and store personal information about our consumers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if we are found to be in violation of the privacy or security rules under PIPEDA or other laws protecting the confidentiality of patient health information, including as a result of data theft and privacy breaches, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities and harm our reputation.

As cyber threats continue to evolve, we may be required to expand significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and information technology systems, such measures may not prevent such events. Significant disruption to our information technology system or breaches of data security could have a material adverse effect on our business financial condition and results of operations.

We may be unable to sustain our revenue growth and development.

Our revenue has grown in recent years. Our ability to sustain this growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production of cannabis products, competition from other Licensed Producers, the size of the black market and the adult-use market, and our ability to produce sufficient volumes of our cannabis-based products to meet demand. In addition, we are subject to a variety of business risks generally associated with developing companies. Future development and expansion could place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so.

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

Demand for cannabis-based products is dependent on a number of social, political and economic factors that are beyond our control. There is no assurance that an increase in existing demand will occur, that we will benefit from any such demand increase or that our business will remain profitable even in the event of such an increase in demand. If we are unable to sustain profitability, the value of our Class 2 common stock and the notes may significantly decrease.

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

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current and future indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current and future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives.

Prior to our IPO, we operated as a private company. As a public company, particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules implemented by the SEC and the Nasdaq Global Select Market, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel have limited experience operating a public company, which may result in operational inefficiencies or errors, or a failure to improve or maintain effective ICFR and DCP necessary to ensure timely and accurate reporting of operational and financial results. Our existing management team will need to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

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

Proper systems of ICFR and disclosure are critical to the operation of a public company. However, we do not expect that our DCP or ICFR will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially and adversely affected, which could cause investors to lose confidence in us and our reported financial information, which in turn could result in a reduction in the value of our Class 2 common stock or notes.

We are an emerging growth company and intend to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our securities less attractive to investors.

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

We may take advantage of some, but not all, of the available exemptions described above. We cannot predict whether investors will find our securities less attractive if we rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. We derive a significant portion of our revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. In addition, our obligations under our credit facilities with Privateer Holdings are denominated in U.S. dollars. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar and the Canadian dollar, although as we expand internationally we will be subject to additional foreign currency exchange risks. Because we recognize revenue in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon the translation of those results into U.S. dollars for the purposes of consolidation. In addition, a weakening of the Canadian dollar against the U.S. dollar would make it more difficult for us to meet our obligations under the notes and our credit facilities with Privateer Holdings. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, limitation of the tax deduction for interest expense (with certain exceptions), limitation of the deduction for net operating losses arising after 2017 to 80% of current year taxable income and elimination of carryback of such net operating losses, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits, deemed repatriation of certain intangible related income and a transition to a new quasi-territorial system of taxation. The effect of the changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our securities and their indirect effect on our financial condition or market conditions generally, and our business and financial condition could be adversely affected. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our stockholders. There may also be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the effect and timing of which cannot be predicted and which may be adverse to us or our stockholders. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. We will continue to examine and assess the impact this tax reform legislation may have on our business. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our securities.

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

Although we have participated in several clinical trials, we are not the sponsor of these trials and, as such, do not have full control over the design, conduct and terms of the trials. In some cases, for instance, we are only the provider of a cannabis study drug for a trial that is designed and initiated by an independent investigator within an academic institution. In such cases, we are often not able to acquire rights to all the intellectual property generated by the trials. Although the terms of all clinical trial agreements entered into by us provide us with, at a minimum, ownership of intellectual property relating directly to the study drug being trialed ( e.g. intellectual property relating to use of the study drug for the condition being examined in the study), ownership of intellectual property that does not relate directly to the study drug is often retained by the institution. As such, we are vulnerable to any dispute among the investigator, the institution and us with respect to classification and therefore ownership of any particular piece of intellectual property generated during the trial. Such a dispute may affect our ability to make full use of intellectual property generated by a clinical trial.

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

An integral part of our Canadian adult-use cannabis business strategy involves obtaining territorially exclusive licenses to produce products using various brands and images. As a licensee of brand-based properties, we have no assurance that a particular brand or property will translate into a successful adult-use cannabis product. Additionally, a successful brand may not continue to be successful or maintain a high level of sales. As well, the popularity of licensed properties may not result in popular products or the success of the properties with the public. Promotion, packaging and labelling of adult-use cannabis is strictly regulated and promotions that appeal to underage individuals are prohibited. These restrictions may further hinder our ability to benefit from our licenses. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become renewable under their terms or missing business opportunities for new licenses. If we are unable to acquire or maintain successful licenses on advantageous terms, or to derive sufficient revenue from sales of licensed products, our adult-use business may not be successful.

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

We may use some of these exemptions for the foreseeable future. As a result, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Global Select Market listing rules.

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

Generally, a transfer by Privateer Holdings of the Class 1 common stock it holds would cause a conversion of such shares into Class 2 common stock. However, a transfer by Privateer Holdings to the three founders of Privateer Holdings, or certain entities controlled by them, such as estate planning entities, would not result in a conversion and these individuals would continue to hold Class 1 common stock the superior voting rights of 10 votes per share. These three founders are Brendan Kennedy (our Chief Executive Officer and President as well as one of our directors), Michael Blue and Christian Groh. If Privateer Holdings were to distribute its 16,666,667 shares of Class 1 common stock and 58,333,333 shares of Class 2 common stock to the Privateer Holdings stockholders (e.g. in a spinoff transaction or other distribution), approximately 45% of these shares would continue to be held by these three individuals, based on their current ownership percentage of Privateer Holdings as of September 30, 2018, which would represent up to 76% of our voting interests and 33% of our equity interests.

For so long as Privateer Holdings, either directly or indirectly, owns a significant interest in and holds voting power over our capital stock, Privateer Holdings will have the ability to exercise substantial influence with respect to our affairs and significantly affect the outcome of stockholder votes and may have the ability to cause or prevent certain fundamental transactions. Additionally, Privateer Holdings’ significant voting power may discourage transactions involving a change of control of us, including transactions in which an investor might otherwise receive a premium for our Class 2 common stock over the then-current market price.

Future changes in our relationship with Privateer Holdings may cause our business to be adversely affected.

The arrangements between us and Privateer Holdings do not require Privateer Holdings, either directly or indirectly, to maintain any minimum ownership level in us. Accordingly, Privateer Holdings may transfer all or a substantial portion of its interest in our common stock to a third party, including in connection with a merger, consolidation, sale or spin-off of Privateer Holdings, without our consent or the consent of our other stockholders, although at such time any transferred shares of Class 1 common stock, except for shares transferred to the founders of Privateer Holdings or certain entities controlled by them, would be converted into shares of Class 2 common stock with a single vote per share rather than 10 votes per share. The interests of a transferee of our common stock may be different from Privateer Holdings’ and may not align with those of the other stockholders, and any such transaction may cause the shared services, licenses and industry relationships that we currently benefit from as a result of our affiliation with Privateer Holdings to be disrupted or eliminated. We cannot predict with any certainty the effect that any such transfer would have on the trading price of our Class 2 common stock or our ability to raise capital in the future. Additionally, although our agreements with Privateer Holdings are not terminable in the event that Privateer Holdings ceases to hold a controlling interest in us, our data license agreement is terminable for any reason by either party on 90 days’ notice and our brand licensing agreement is terminable for any reason by either party on six months’ notice prior to the expiration of each automatically renewing five-year term commencing from the first five-year period that ends in February 2023. Further, our debt agreements with Privateer Holdings provide that all outstanding obligations are payable upon demand of Privateer Holdings. As a result of the foregoing, in the event of a change of our relationship with Privateer Holdings, our future would be uncertain and our business, financial condition and results of operations may suffer.

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

Risks Related to Ownership of Our Securities

Holders of Class 2 common stock have limited voting rights as compared to holders of Class 1 common stock. We cannot predict the impact that our capital structure and concentrated control by Privateer Holdings may have on the market price of our Class 2 common stock.

Privateer Holdings beneficially owns or controls 16,666,667 shares of our Class 1 common stock and 58,333,333 shares of our Class 2 common stock, representing 93% of the voting power of our capital stock. Class 1 common stock, held entirely by Privateer Holdings, has 10 votes per share, resulting in Privateer Holdings control of a majority of the voting power of all outstanding shares of our capital stock and control of all matters that may be submitted to our stockholders for approval as long as it holds at least approximately 10.01% of all outstanding shares of our capital stock. This concentrated control reduces other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders other than Privateer Holdings do not view as beneficial. Further, the concentration of the ownership of our Class 1 common stock may prevent or delay the consummation of change of control transactions that stockholders other than Privateer Holdings may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Future issuances of Class 1 common stock with Privateer Holdings may also be dilutive to the holders of Class 2 common stock. As a result, the market price of our Class 2 common stock could be adversely affected.

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

The price of our Class 2 common stock in public markets has experienced and may experience significant fluctuations.

The market price for our Class 2 common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile.  For example, since our IPO in July 2018, the trading price of our common stock has fluctuated between a low of $20.10 and a high of $300.00 per share, demonstrating an unusual degree of volatility even relative to other cannabis companies during the same time period.   The market price of our Class 2 common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; and (viii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

Financial markets have recently experienced significant price and volume fluctuations which have affected the market prices of the equity securities of public entities. In many cases, these fluctuations, and the effect that they have on market prices, have been unrelated to the operating performance, underlying asset values or prospects of such entities. Accordingly, the market price of our Class 2 common stock may decline even if our operating results or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed not to be temporary, which may result in impairment losses to us. Furthermore, certain investors may base their investment decisions on considerations of our environmental, governance and social practices or our industry as a whole, and our performance in these areas against such investors’ respective investment guidelines and criteria. The failure to satisfy such criteria may result in limited or no investment in our Class 2 common stock by those investors, which could materially and adversely affect the trading price of our Class 2 common stock.

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

We may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of the notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our Class 2 common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class 2 common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class 2 common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class 2 common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

Holders of our Class 2 common stock may be subject to dilution resulting from future offerings of common stock by us.

We may raise additional funds in the future by issuing common stock or equity-linked securities. Holders of our securities have no preemptive rights in connection with such further issuances. Our board of directors has the discretion to determine if an issuance of our capital stock is warranted, the price at which such issuance is to be effected and the other terms of any future issuance of capital stock. In addition, additional common stock will be issued by us in connection with the exercise of options or grant of other equity awards granted by us. Such additional equity issuances could, depending on the price at which such securities are issued, substantially dilute the interests of the holders of our existing securities.

Conversion of the notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class 2 common stock.

The conversion of some or all of the notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class 2 common stock, or a combination of cash and shares of our Class 2 common stock. If we elect to settle our conversion obligation in shares of our Class 2 common stock or a combination of cash and shares of our Class 2 common stock, any sales in the public market of our Class 2 common stock issuable upon such conversion could adversely affect prevailing market prices of our Class 2 common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our Class 2 common stock could depress the price of our Class 2 common stock.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class 2 common stock, thereby depressing the market price of our Class 2 common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following:

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

•

our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board or our chief executive officer;

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

Certain provisions in the indenture governing the notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing the note may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the notes requires us to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the relevant conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2018 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

During the period between July 1, 2018 and September 30, 2018, we issued to certain of our employees, consultants and directors, options to purchase an aggregate of 6,649,833 shares of our Class 2 common stock under the Plan, with a weighted average exercise price of $13.17 per share and granted restricted stock units for 1,190,000 shares of our Class 2 common stock under the Plan. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities. We filed a registration statement on Form S-8 under the Securities Act on July 20, 2018 to register all of the shares of Class 2 common stock subject to outstanding options and all shares of Class 2 common stock otherwise issuable pursuant to the Plan.

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

Received aggregate gross proceeds from our IPO of approximately $176.0 million, or aggregate net proceeds of $163.7 million after deducting the underwriting discount of $12.3 million. None of the underwriting discounts or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

As of the date of this quarterly report on Form 10-Q, we have paid allocated approximately $9.3 million towards the repayment of our existing mortgage related to our facility in Nanaimo, British Columbia, $36.9 million towards the repayment of our existing Privateer Holdings debt facilities, $15.5 million towards operations and $10.0 million towards capital expenditures related to our production facilities. We intend to use the remaining net proceeds for working capital, future acquisitions and general corporate purposes.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Indenture, dated October 10, 2018, between Tilray, Inc. and GLAS Trust Company LLC.(3)

4.4	Form of 5.00% Convertible Senior Note due 2023 (included in Exhibit 4.1).(3)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(3)	Previously filed as an exhibit to the Registrant’s, Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2018 and incorporated herein by reference.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tilray, Inc.

Date: November 14, 2018	By:	/s/ Brendan Kennedy
Brendan Kennedy
President and Chief Executive Officer

Date: November 14, 2018	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer