Form 10-K
period 2018-12-31
Tilray, Inc.
filed 2019-03-25
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-38594

TILRAY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-4310622
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 Maughan Road
Nanaimo, BC	V9X IJ2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 845-7291

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class 2 Common Stock, $0.0001 Par Value Per Share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant was a privately-held company and there was no established public market for the Registrant’s common stock. The Registrant’s common stock began trading on The Nasdaq Global Select Market on July 19, 2018. The aggregate market value of Class 2 Common Stock held by non-affiliates of the Registrant computed by reference to the closing price of $17.00 per share of the Registrant’s common stock on July 19, 2018 was approximately $176 million.

As of March 25, 2019, there were 16,666,667 shares of the Registrant’s Class 1 Common Stock, par value $0.0001 per share, and 80,125,538 shares of the Registrant's Class 2 Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2019 Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended December 31, 2018.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Tilray,” and “the Company” refer to Tilray, Inc. and, where appropriate, its consolidated subsidiaries. This report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

PART I

Special Note Regarding Forward-Looking Statements

Some of the information contained in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward -looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Annual Report on Form 10-K and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other SEC and Canadian public filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Item 1. Business.

Our Vision

We aspire to lead, legitimize and define the future of our industry by building the world’s most trusted cannabis company.

We are pioneering the future of medical cannabis research, cultivation, processing and distribution globally, and are one of the leading suppliers of adult-use cannabis in Canada.

Our Beliefs

Our founders started the Company with the belief that patients and consumers should have safe access and a reliable supply of quality-tested pure, precise and predictable cannabis products.

Our company is anchored around three core beliefs:

•	Medical cannabis is a mainstream medicine consumed by mainstream patients. Similarly, we believe adult-use cannabis is a mainstream product consumed by mainstream consumers;
•

We are witnessing a global paradigm shift with regard to cannabis, and because of this shift, the transformation of a multibillion dollar industry from a state of prohibition to a state of legalization; and

•

As this transformation occurs, trusted global brands, backed by multinational supply chains, will shape the future of our industry and earn the confidence of patients, consumers, healthcare practitioners and governments around the world.

Our Company

We have supplied high-quality medical cannabis products to tens of thousands of patients in twelve countries spanning five continents across the globe through our subsidiaries in Australia, Canada, Germany and Latin America, and through agreements with established pharmaceutical distributors. We cultivate medical and adult-use cannabis in Canada and medical cannabis in Europe

We operate only in countries where cannabis or hemp-derived cannabinoids are legal, by which we mean the activities in those countries are permitted under all applicable federal and state or provincial and territory laws.

We have been an early leader in the development of the global medical cannabis market. We were one of the first companies to be licensed by Health Canada to cultivate and sell medical cannabis in Canada, and one of the first companies to become a licensed dealer of medical cannabis in Canada. These licenses allow us to produce and sell medical cannabis in Canada, to develop new and innovative cannabis products and to export medical cannabis products to other countries in accordance with applicable laws. The cannabis industry is expanding rapidly in Canada, with more than 150 other companies that are currently licensed, though only a few were licensed earlier than us, and there are hundreds more applications for licenses that are being processed by Health Canada. Our products have been made available in Argentina, Australia, Canada, Chile, Croatia, Cyprus, the Czech Republic, Germany, New Zealand, United Kingdom, United States and South Africa. While there are other Licensed Producers operating in multiple countries, including some licensed in Canada, and other non-cannabis companies expanding into the cannabis market internationally, we were the first company to legally export medical cannabis from North America to Africa, Australia, Europe and South America, and we were among the first companies to be licensed to cultivate and process medical cannabis in two countries, Canada and Portugal. We have successfully recruited an international advisory board consisting of world-renowned policy leaders and business leaders, to advise on our global expansion and add to our growing network of experts in their specific field of expertise.

Our company is led by a team of visionary entrepreneurs, experienced operators and cannabis industry experts as well as PhD scientists, horticulturists and extraction specialists who apply the latest scientific knowledge and technology to deliver quality-controlled, rigorously tested cannabis products on a large scale. We have made significant investments to establish Tilray as a scientifically rigorous cannabis brand, committed to quality and excellence. Recognizing the opportunity associated with growing and producing cannabis on a large scale, we have invested capital to develop innovative cultivation practices, proprietary product formulations and automated production processes. We have also invested in clinical trials and recruited a Medical Advisory Board comprised of highly accomplished researchers and physicians.  We were the first cannabis company with a North American production facility to be Good Manufacturing Practices, or GMP, certified in accordance with European Medicines Agency, or EMA, standards. An internationally recognized standard, GMP certification is the primary quality standard that pharmaceutical manufacturers must meet in their production processes.

We are committed to establishing a diverse team as we continue to grow. We are proud to have one of the first women-led boards in the cannabis industry. Diversity is a priority for our company and we intend to seek out talented people from a variety of backgrounds to join our leadership team.

We believe our growth to date is a result of our global strategy, our multinational supply chain and distribution network and our methodical commitment to research, innovation, quality and operational excellence. We believe that recognized and trusted brands distributed through multinational supply chains will be best positioned to become global market leaders.  Our strategy is to build these brands by consistently producing high-quality, differentiated products on a large scale.

Our Opportunity

We are approaching our industry from a long-term, global perspective and see opportunities to:

Build global brands that lead, legitimize and define the future of cannabis. Historically, cannabis has been an unbranded product. As the legal cannabis industry emerges in more countries around the world, we see an opportunity to create a broad-based portfolio of differentiated brands brought to market in a professional manner, that appeal to a diverse set of patients and consumers. We believe that we have the ability to develop dominant global brands and that as we develop these brands, we will expand the addressable market for our products. We believe our business has the potential to disrupt the pharmaceutical, alcohol, tobacco and functional food and beverages industries because the emergence of the legal cannabis industry may result in a shift of discretionary income and/or a change in consumer preferences in favor of cannabis products versus other products. Recognizing the potential of this disruption, several companies in these sectors have already formed partnerships or made investments to gain exposure to the legal cannabis industry, including Sandoz AG, AB InBev, Apotex Inc., Altria Group, Inc., Constellation Brands, Inc. and Imperial Brands PLC. In addition, several alcohol companies have noted in regulatory filings that legal cannabis could have an adverse impact on their business, including Boston Beer Company, Molson Coors Brewing Company, and Craft Brew Alliance, Inc. We further believe that many patients rely on medical cannabis as a substitute to opioids and other narcotics, which has been validated by our annual patient study and peer-reviewed academic research which has demonstrated that the legalization of cannabis has coincided with a decline in the use of prescription drugs. Lastly, we believe that functional food and beverages, that is, products containing or enhanced with vitamins, caffeine, electrolytes, probiotics and other additives and ingredients, will see increased competition from products containing cannabinoids, such as cannabidiol (“CBD”). For example, we believe that many consumers will choose cannabinoid-enhanced beverages in favor of sports drinks or energy drinks.

Invest in markets where cannabis products are federally legal or are expected to be federally legal. Our goal is to increase our total addressable market size as countries continue to legalize cannabis for medical access and adult-use access globally.  To date, 41 countries have formally legalized medical cannabis programs for either research or patient access and two countries, including Canada, have implemented adult-use access for cannabis.  The Agriculture Improvement Act of 2018, or the Farm Bill, was passed into law in the United States during December 2018, which permits the cultivation of hemp and the production of hemp-derived CBD and other cannabinoids. Combined with the growing global acceptance of hemp and hemp-derived CBD products, we believe there is a significant market opportunity in hemp and hemp-derived CBD products globally. We expect to monitor, identify and selectively invest in compelling opportunities that will strengthen our leadership position as demonstrated by our acquisition of Manitoba Harvest in February 2019.

Develop innovative products and form factors that change the way the world consumes cannabis. We believe the future of the cannabis industry lies primarily in non-combustible products that will offer patients and consumers alternatives to smoking. We see an opportunity to partner with established pharmaceutical, food, beverage and consumer product companies to develop new non-combustible form factors that will appeal to consumers who are not interested in smoking cannabis, including our beverage research partnership with AB InBev. By developing new, non-combustible products, we believe we will expand our addressable market.

Expand the availability of pure, precise and predictable medical cannabis products for patients in need around the world. Since 2014, we have seen significant increases in demand from patients and governments for pharmaceutical-grade cannabis products. We are well-positioned to expand availability of these products to more patients in more countries as medical cannabis is increasingly recognized as a viable treatment option for patients suffering from a variety of diseases and conditions. Importantly, most European countries have required that all medical products sold be sourced from GMP-certified facilities. As such, GMP-certified producers, such as us, are well-positioned to establish market share in the European medical cannabis market. Outside of our Company, we believe there are very few GMP-certified Licensed Producers.

Foster mainstream acceptance of the therapeutic potential of medical cannabis and cannabinoid-based medicines. We see an opportunity to significantly expand the global market for medical cannabis products by conducting clinical research into the safety and efficacy of medical cannabis for a diverse range of conditions. By generating clinical data demonstrating the safety and efficacy of medical cannabis and cannabinoid-based medicines for various conditions, we see an opportunity to significantly expand and dominate the global medical cannabis market.

Our Strengths

We are a global pioneer with a multinational supply chain and distribution network.  We were the first cannabis producer to export medical cannabis from North America and legally import cannabis into the European Union. We have licenses to cultivate cannabis in Canada and Portugal. Our products have been made available in twelve countries spanning five continents, which we believe is more than any other Licensed Producer. To achieve our goal of becoming a global cannabis leader, we have signed agreements or binding letters of intent with established global industry leaders including:

•	In January 2018, we entered into a supply agreement with Shoppers Drug Mart Inc. (“Shoppers Drug Mart”), Canada’s largest pharmacy chain with more than 1,200 pharmacies.
•

In December 2018, we entered into a global framework agreement with Sandoz AG, a global leader in generic pharmaceuticals and biosimilars and part of the Novartis group, to increase availability of high quality medical cannabis products across the world. This was an evolution of the existing collaboration agreement with Sandoz Canada and under the framework agreement, Sandoz AG and Tilray will work together to develop and commercialize non-smokable and non-combustible medical cannabis products.

•

In December 2018, we entered into a research partnership with AB InBev, the world’s leading brewer to research non-alcoholic beverages containing THC and CBD in Canada.  AB InBev’s participation is through Labatt Breweries of Canada and Tilray’s participation is through High Park Company, which is a Canadian adult-use subsidiary.  These two companies intend to invest up to $50 million each, for a total of up to $100 million in aggregate, in the joint venture.

•

In January 2019, we entered into a global revenue sharing agreement with Authentic Brands Group (“ABG”), to market and distribute a portfolio of consumer cannabis products within ABG’s brand portfolio in jurisdictions where regulations permit.  ABG is the owner of more than 50 iconic brands with a global retail footprint of over 100,000 points-of-sale.

•

In February 2019, we acquired FHF Holdings Ltd. (“Manitoba Harvest”), which is the world’s largest hemp food company with a retail network of approximately 16,000 stores across North America, including Costco, Amazon, and Wal-Mart.

We have entered into agreements to supply adult-use cannabis to nine provinces and territories. We have been expanding our product offerings and formats since the date of adult-use legalization in Canada, and we intend to continue to increase our distribution of best-in-class brands and products to the Canadian adult-use market.

We have a scientifically rigorous medical cannabis brand approved by governments to supply patients and researchers on five continents. Governments in eleven countries have issued permits allowing our medical cannabis products to be imported from Canada for distribution to patients. We believe governments have approved the importation of our products in part because of our reputation for being a scientifically rigorous medical cannabis company known for delivering safe, high-quality products. We are committed to advancing scientific knowledge about the therapeutic potential of cannabis, as demonstrated by our success receiving federal authorizations to supply cannabinoid products to clinical trials in Australia, the United States and Canada and by recruiting a Medical Advisory Board comprised of highly accomplished researchers and physicians specializing in autism, epilepsy, cancer, dermatology and neuropathic pain.

We have secured the exclusive rights to produce and distribute a broad-based portfolio of certain adult-use brands and products to Canadian consumers for the adult-use market. The brand licensing agreement between a wholly owned subsidiary of ours and a wholly owned subsidiary of Privateer Holdings provides us with intellectual property that we believe will give us a competitive advantage for the adult-use market in Canada. The brand licensing agreement includes the rights to recognized brand names and proprietary product formulations for a wide range of products.

We have a track record for continuing to innovate within our industry. We believe our commitment to research and innovation at this early stage of our industry’s development differentiates us and gives us a competitive advantage. We have invested significant capital to develop innovative cultivation practices and facilities and proprietary product formulations.

We have developed a rigorous, proprietary production process to ensure consistency and quality as we increase the scale of our operations globally. We pride ourselves on consistently delivering high-quality products with precise chemical compositions. We were the first cannabis company with a North American production facility to be GMP-certified in accordance with EMA standards. We believe GMP certification provides regulators and health care providers in countries new to medical cannabis with confidence that our products are a safe, high-quality choice.

We have a highly experienced management team. We believe our management team is one of the most knowledgeable and experienced in the cannabis industry. We recognize that our industry is in the early stages of its development and that we are taking a long-term, global view towards its development. Our management team has significant experience evaluating potential transactions, partnerships and other growth opportunities, and we pride ourselves on making investment decisions that we believe will allow us to grow our business over the long term. We have continued to identify and acquire talent from leading global companies to join our team. We are confident that our team has the diversity and depth of experience to propel Tilray into a global leadership position.

Our Growth Strategy

We aspire to build the world’s most trusted global cannabis company through the following key strategies:

Expanding our production capacity in North America and Europe to meet current and expected long-term demand growth. To capitalize on the market opportunity in U.S., Canada and globally, we are investing aggressively to expand our production capacity and to automate certain cultivation, processing and packaging processes to gain efficiencies as we increase the scale of our operations.

Partnering with established distributors and retailers. As the industry evolves, we believe that the distribution of medical cannabis will increasingly mirror the distribution of other pharmaceutical products. Likewise, we believe the distribution of adult-use cannabis and wellness products will increasingly mirror the distribution of other consumer packaged goods. To efficiently and rapidly increase our scale, we are partnering with established distributors and retailers globally.

Developing a differentiated portfolio of brands and products to appeal to diverse sets of patients and consumers. We have established Tilray as a global pioneer shaping the future of the medical cannabis industry by developing a portfolio of high-quality medical cannabis and cannabinoid-based products ranging from dried flower to capsules to oils to well-defined clinical preparations. We will continue to invest in a differentiated portfolio of brands and products to appeal to a wide variety of patients and consumers. We will prioritize the development of non-combustible products that offer an alternative to smoking, which we believe will account for the majority of products on the market over the long term.

Expanding the addressable medical market by investing in clinical research and winning the trust of regulators, researchers and physicians in countries new to medical cannabis. We are expanding our addressable medical market by working collaboratively with regulators to implement safe access programs for patients. We provide clinical data to physicians and researchers on the safety and efficacy of medical cannabis to foster mainstream acceptance and enhance our reputation.

Maintaining a rigorous and relentless focus on operational excellence and product quality. We have strategically invested ahead of our growth in our operations, including cultivation, manufacturing and multichannel distribution. In doing so, we have developed a quality management system that enables us to meet the requirements of regulatory agencies in the markets where we export products, while consistently delivering high-quality products. As we continue to grow, we have the opportunity to leverage these investments while maintaining the highest level of safety and quality.

Continued innovation within our industry. We have nine filed patents in the fields of cannabis processing technology, formulation, composition delivery system, and treatment methods.  We also have exclusive rights to at least 20 issued or pending patents, several of which allow for a process aimed at significantly shortening the drying and curing periods. Our business partnerships have expanded to include partnerships with global, pharmaceutical companies, consumer product goods companies, distributors, and renowned research and development companies.  We believe our growing partnerships with established companies will differentiate us and position us to become a dominant leader in product and process innovation and brand development.  We also continue to establish partnerships with leading research institutions and our clinical trials continue to generate safety and efficacy data that can inform treatment decisions, lead to the development of new products, position us to register medicines for market authorization, and enable us to obtain insurance reimbursement where feasible.

Our Brands and Products

Our brand and product strategy centers on developing a broad-based portfolio of differentiated cannabis brands and products designed to appeal to diverse sets of patients and consumers. These brands and products have been tailored to comply with all requirements introduced under Canadian adult-use legalization, such as the inclusion of health warnings on labels and restrictions on marketing, and will continue to be adapted as Canada permits a broader range of form factors in the coming months and revises its labeling and packaging requirements accordingly. Since 2010, members of our management team have been conducting research in more than a dozen countries by consulting third-party industry databases with market and consumer insights data available in various cannabis markets around the world, by commissioning proprietary third-party research and by licensing intellectual property from established cannabis brands.

Our Medical Brand: Tilray

The Tilray brand is designed to target the global medical market by offering a wide range of high-quality medical cannabis and cannabinoid-based products. We offer our products to patients, physicians, pharmacies, governments, hospitals and researchers for commercial purposes, compassionate access and clinical research.

We believe patients choose Tilray because we are a scientifically rigorous brand known for producing pure, precise and predictable medical-grade products. We have successfully grown over 50 strains of cannabis and developed a wide variety of extract products and formulations. Our global portfolio of medical cannabis products includes the following form factor platforms:

•	whole flower;
•	ground flower;
•	full-spectrum oil drops and capsules;
•	purified oil drops and capsules; and
•	clinical compounds.

Each form factor platform is divided into different product categories that correspond with the particular chemical composition of each product based on the concentration of two active ingredients: THC and CBD. For instance, our whole flower and full-spectrum oil drops and capsules are available in categories THC-Dominant, CBD-Dominant and THC and CBD Balanced.

Our product line focuses on active ingredients and standardized, well-defined preparation methods. We use formulations and delivery formats that are intended to allow for consistent and measured dosing, and we test all our products for potency and purity. Each of our commercial products are developed with comprehensive analysis and thorough documentation. We follow detailed and rigorous documentation standards not only for our own internal purposes but also because this type of documentation is required by researchers, regulators, importers and distributors.

We take a scientific approach to our medical-use product development, which we believe gives us credibility and respect in the medical community. We produce products that are characterized by well-defined and reproducible cannabinoid and terpene, content, formulated for stable pharmacokinetic profiles, which are customizable in a variety of formulations and available in capsule or liquid forms. We continue to conduct extensive research and development activities as well as develop and promote new products for medical use. We are also currently working with established pharmaceutical companies, such as Sandoz Canada, a division of Novartis, to develop non-combustible, co-branded products for sale in pharmacies when regulations permit.

Our Adult-Use Brands

Our wholly owned subsidiary, High Park, secured the exclusive rights from a subsidiary of Privateer Holdings to produce and distribute a broad-based portfolio of certain adult-use brands and products in Canada. The brand licensing agreement includes the rights to recognized brands and proprietary product formulations for a wide range of products. In addition to licensing certain adult-use brands from a wholly owned subsidiary of Privateer Holdings, we also developed and launched new brands for the adult-use market in Canada which are wholly owned by us, such as CANACA™, Yukon Rove™ and Dubon™.

We currently produce and distribute many of these brands and products to Canadian consumers through High Park, formed to serve the pending adult-use market in Canada, and intend to introduce additional brands and products when regulations change to permit new form factors, such as concentrates, tinctures, and edibles. Our portfolio of brands and products have been specifically adapted, and our marketing activities carefully structured, to enable us to develop our brands in an effective and compliant manner.

Retail Strategy and Brands

We have the foundation in place to be a leader in the adult-use cannabis market with High Park Company, a wholly owned subsidiary of Tilray designed to cultivate, produce, sell and distribute adult-use cannabis brands and products.  High Park Company has secured the exclusive rights to produce and distribute a broad-based portfolio of adult-use brands and products in Canada through a licensing agreement, which includes the rights to recognized brands and proprietary formulations for a wide range of products. In October 2018, when the Canadian government federally legalized adult-use cannabis, High Park Company launched a number of cannabis products under various brands in the country’s largest markets, including Ontario, Quebec and British Columbia. Our understanding of the adult-use consumer is informed by extensive research, including post-adult use legalization focus groups across the country including Toronto, Vancouver and Quebec City.

We have established our portfolio and pricing strategies to compete for what we believe to be the largest adult-use consumer segments of the addressable market.

We also believe we have industry-leading customer service, supported by trained, multilingual customer service representatives available 24 hours a day, seven days a week from our Canadian call center.

The brands launched in October 2018 across Canada include:

•	Grail – a super-premium cannabis brand that offers discerning connoisseurs a collection of sought-after strains and top-shelf products.
•	Irisa – a women’s brand with products that include cannabis oil drops and a massage oil designed to naturally integrate with consumers’ self-care rituals.
•	Canaca – a brand that proudly builds on its homegrown heritage with cannabis whole flower, pre-roll and oil products handcrafted by and for Canadian cannabis enthusiasts.

•

Dubon – “the good stuff”, a vibrantly Québécois cannabis brand and champion of inspired, creative living. Dubon offers master-crafted cannabis strains as whole flower and pre-rolls, exclusively available in Québec.

•

Yukon Rove – a cannabis brand born “wild and free” with the unique spirit of Northern-Canada.  An assortment of local favorite strains will be available from Yukon Rove in whole flower and pre-rolls, exclusively in the Yukon territory.

High Park Company launched a physical and online retail presence in October 2018 with product available for sale in British Columbia, Yukon, North West Territories, Saskatchewan, Ontario, Quebec and Prince Edward Island.  In March of 2019, High Park has expanded its presence to include retail access in Alberta and Manitoba, bringing its national presence to 9 of 13 provinces and territories.  In June 2019, High Park plans to launch retail availability in Nova Scotia and New Brunswick with Newfoundland expected to be the final province to receive High Park product in July 2019.  As a result of this provincial roll out plan, High Park brands are anticipated to have access to the entire retail market in Canada.

Retail stores in Canada fall under two key banners:

1)	Government-operated retail with highly regulated trade practices in British Columbia (hybrid), Quebec, New Brunswick, Nova Scotia, Prince Edward Island, Yukon, North West Territories.
2)	Privately-operated retail in British Columbia (hybrid), Alberta, Saskatchewan, Manitoba, Ontario and Newfoundland.

Supporting the national coverage of retail in Canada, High Park Company has deployed a sales organization with the purpose of delivering retail optimization solutions across all government and privately-operated accounts.  The sales team will lean on Customer Relationship Management (“CRM”) and trade tool support in order to maximize retail growth and deliver retailer value.

Brands licensed or developed by us or our subsidiaries include:

Our Operations

We are building a multinational supply chain and distribution network to capitalize on the global medical cannabis market and the adult-use market in Canada.

•

Tilray North America Campus – Nanaimo, British Columbia. Our global head office is located at our Tilray North America Campus in Nanaimo. We believe that Tilray Nanaimo is one of the world’s most sophisticated, technologically advanced licensed cannabis production facilities based on the amount of capital we have invested, the amount of data we have generated about how to grow cannabis well and the standard operating procedures we have created to ensure maximum yield and product quality. Tilray Nanaimo is a 60,000-square foot facility. It houses approximately 40,000 plants in 33 cultivation rooms, five manufacturing and processing rooms and three laboratories, including an advanced extraction laboratory, all of which allow us to produce more than 50 distinct cannabis strains and various cannabis extract products. The primary purpose of Tilray Nanaimo is to continue to serve the Canadian medical market and the global medical export market for the near term. Tilray Nanaimo is licensed by Health Canada and is GMP-certified by multiple EU recognized health regulators, or Competent Authorities. It also features a patient and physician service center that is open 24 hours a day, seven days a week. At this facility we complete each step of the production process including housing mother stock, cutting clones, cultivating pre-vegetative, vegetative and flowering plants; harvesting and curing plants; securing product in the vault; trimming product; extracting cannabinoids from harvested products; analyzing products in our lab; and packaging and shipping.

•	Tilray Toronto Regional Office – Toronto, Ontario. Members of our senior leadership team are based in Toronto, along with our finance, legal, sales and marketing staff.
•	Tilray European Union Regional Office – Berlin, Germany. Our executive, finance, sales, marketing, operations and regulatory support staff for Europe are located in Berlin, Germany.
•

Tilray Australia and New Zealand Regional Office – Sydney, Australia. Our sales, marketing and operations team focused on Australia and New Zealand are based in Sydney. We have signed two government contracts with the largest states in Australia: New South Wales and Victoria to supply medical cannabis to children suffering from pediatric epilepsy. Our products are available in three major hospitals in Victoria, as well as other hospitals and pharmacies throughout Australia and New Zealand.

•

Tilray European Union Campus – Cantanhede, Portugal. In July 2017, the Portuguese National Authority of Medicines and Health Products (INFARMED) awarded Tilray a license to cultivate, import and export bulk medical cannabis. We anticipate receiving approvals for our pending manufacturing license and GMP certification in 2019, which will allow us to manufacture and distribute finished medical cannabis products.  The 60 acre campus includes a 65,000-square foot outdoor cultivation plot which was harvested in the fall of 2018, a 108,000-square foot greenhouse with a first harvest completed in February 2019, and a 66,000-square foot manufacturing facility with an expected completion date in the early part of the second quarter of 2019.  Tilray Portugal will serve as our primary supply source for patients in the European Union that have access to cannabis-derived products. Locating cultivation and manufacturing operations in the European Union results in easier and more cost-effective production and distribution.  Although each European Union member state has its own health and drugs regulatory body, these entities have ongoing cooperation mechanisms that promote similar, though not equal, treatment for medical cannabis, which we believe will facilitate cannabis product sales from Portugal into other European countries.

•

High Park Farms – Enniskillen, Ontario. We are repurposing 13 acres of existing non-cannabis greenhouses on a 100-acre site in Enniskillen, to serve as High Park Farms. We entered into a three-year lease agreement in October 2017 with an option to extend for three years. We also have a purchase option on the property, which is exercisable at any time during the term of the lease, including the renewal term. The renovation of the greenhouse for flower production and construction of the 40,000-square foot processing facility was completed and licensed under the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) on April 15, 2018. The facility currently cultivates and processes products for the Canadian adult-use market.

•

High Park Processing Facility – London, Ontario. We entered a 10-year lease in February 2018 for a 56,000-square foot processing facility in London. We have two five-year extension options. We also have a purchase option on the property, which is exercisable in 2022 or 2027. When fully operational, this facility will handle all post-harvest processing from cannabis harvested at the High Park Farms. The High Park Processing Facility has received a processing license and we expect to receive a sales license by the end of Q2 2019. We expect to produce a range of products at this facility once permitted under regulations, including edibles, beverages, capsules, vaporizer oils, vape pens, tinctures, sprays, topicals, pre-rolls and dried flower products.

•

High Park Gardens (“Natura Naturals”) – Leamington, Ontario.  In February 2019, we acquired a 662,000 square-foot greenhouse cultivation facility, of which 155,000 square-feet are currently licensed by Health Canada.

Total Global Production and Processing Capacity

Once we have obtained the required amendments to our licenses to operate at the facilities described above, we believe that our total production and processing space across all facilities worldwide will total approximately 1.15 million-square feet. We believe that the maximum potential development of the parcels we currently own would be 5.5 million square feet.

Sales and Distribution

Pharmaceutical distribution and pharmacy supply agreements. We work with established pharmaceutical distributors and pharmacy suppliers to sell our products around the world.

•

In Canada, we have entered into a definitive agreement to supply Shoppers Drug Mart, the largest pharmacy chain in Canada, with our cannabis products. Shoppers Drug Mart is currently distributing our products under its license to sell cannabis products for medical purposes. We believe we are one of four Licensed Producers who have entered into supply agreements with Shoppers Drug Mart. Additionally, we have signed a collaboration agreement with Sandoz Canada, a division of Novartis, to market our non-combustible products to health care practitioners and pharmacists and to co-develop new cannabis products.

•

In Germany, our products are distributed via multiple wholesalers, including Noweda, a cooperative comprised of approximately 9,000 pharmacists with a network of 16,000 pharmacies throughout Germany and one of the largest wholesalers of pharmaceutical products in Germany, to fulfill prescriptions of our medical cannabis products across Germany.

•

Elsewhere around the world, we have formed partnerships with distributors in multiple countries. Our products are currently available in twelve countries, including Argentina, Argentina, Australia, Chile, Croatia, Cyprus, the Czech Republic, New Zealand and South Africa. We have also entered into a global framework agreement with Sandoz AG, pursuant to which we will work with Sandoz AG to develop and commercialize non-smokable and non-combustible medical cannabis products internationally.

Adult-use supply agreements. Through supply agreements and purchase orders from crown corporations or licensed retailers, we have supplied the adult-use market in Quebec, Ontario, British Columbia, Prince Edward Island, Northwest Territories, Saskatchewan and the Yukon, and anticipate providing product to additional markets in Canada this year.

Direct-to-patient (“DTP”). In Canada, medical cannabis patients order from us primarily through our e-commerce platform or over the phone. In Canada, medical cannabis is and will continue to be delivered by secured courier or other methods permitted by the Cannabis Regulations. The DTP channel accounts for the majority of our medical sales.

Wholesale. In Canada, we are also authorized under the Cannabis Regulations to wholesale bulk and finished cannabis products to other licensees under the Cannabis Regulations (“Licensed Producers”). The bulk wholesale sales and distribution channel requires minimal selling, general, administrative and fulfillment costs. We intend to pursue these wholesale sales channels as a part of our adult-use and medical-use growth strategies in Canada.

Our Commitment to Research and Innovation

We believe that our strength as a medical brand is rooted in our commitment to research and development. Our research and development program focuses on developing innovative products, including novel delivery systems and precisely formulated cannabinoid products, and on the creation and improvement of methods, processes and technologies that allow us to efficiently manufacture such products on a large scale.

Patents and proprietary programs. Our commitment to innovation is a core tenet.  We have nine filed patents in the fields of cannabis processing technology, formulation, composition delivery system, and treatment methods.  We also have exclusive rights to at least 20 issued or pending patents, several of which allow for a process aimed at significantly shortening the drying and curing periods.  These patents are owned by EnWave Corporation, or EnWave; as licensee, we hold the exclusive, sublicensable right to use the technology embodied by these patents to manufacture cannabis products within Canada and Portugal, provided that certain royalty requirements are met, as well as the nonexclusive right to market and sell such products worldwide.  We also have a royalty-bearing commercial sublicense with The Green Organic Dutchman Holdings Ltd (“TGOD”).  The sublicense grants TGOD the right to use the technology embodied by EnWave’s patents to manufacture cannabis products.  Of the EnWave patents directed to significantly shortening the cannabis drying and curing periods, the earliest expiration date is June 3, 2019. The other patents directed to either drying or dehydrating biological materials expire from approximately January 2027 to December 2032. We do not expect the expiration of one EnWave patent in 2019 to have a material effect on our current or future financial position nor to impact our future operations.

To retain exclusivity, we will also pay EnWave a minimum annual royalty rate during the term of the agreement. The minimum annual royalty is based on the amount of full microwave rated power of any EnWave equipment delivered to us.

We have developed a number of innovative and proprietary programs designed to improve efficiency and overall product quality, including: a micro-propagation program that allows for the mass production of disease-free cannabis plants; methods and formulations to improve cannabinoid bioavailability and stability; a delivery platform to allow for the quick and efficient delivery of cannabinoids in formulation; the fast preservation methods that allow for improved smell, texture and flavor of cannabis products; an integrated pest management system; proprietary plant trimming machines to minimize manufacturing waste and software improvements to optimize manufacturing, inventory and distribution processes.

Trademarks and trade dress. We invest heavily in our growing trademark portfolio and hold 19 approved or registered trademarks in a variety of countries, including Canada, the United States, the European Union, Australia, Israel and several countries in South America and Asia.  We also have at least 42 additional trademarks filed and pending in several countries throughout the world.  In addition, as a result of our brand licensing agreement with a former Privateer Holdings subsidiary, we have exclusive access in Canada to a number of strong marks, both registered and applied-for, including Marley Natural and Goodship.

Observational research program.  We have implemented an extensive observational research program which includes large-scale prospective and cross-sectional studies in order to gather pre-clinical evidence on medical cannabis patient patterns of use, and the impact of that use on sleep, pain, mental health, quality of life, and the use of opioids/prescription drugs, alcohol, tobacco and other substances. These studies include a biennial national Canadian patient survey, the Tilray Observational Patient Study (“TOPS”), and the Medical Cannabis in Older Patients (“MCOP”) study. This research takes place in partnership with Canadian and U.S. academic institutions, and has provided insight into the use of cannabis in the treatment of headaches/migraines, anxiety, and problematic substance use, and has led to a number of publications in high ranking academic journals, including the following:

•

Lucas, P., & Walsh, Z. (2017). Medical cannabis access, use, and substitution for prescription opioids and other substances: A survey of authorized medical cannabis patients. International Journal of Drug Policy, 42, 30–35.

•

Baron, E. P., Lucas, P., Eades, J., & Hogue, O. (2018). Patterns of medicinal cannabis use, strain analysis, and substitution effect among patients with migraine, headache, arthritis, and chronic pain in a medicinal cannabis cohort. The Journal of Headache and Pain, 19(1), 37.

•

Lucas, P., Baron, E. P., & Jikomes, N. (2019). Medical cannabis patterns of use and substitution for opioids & other pharmaceutical drugs, alcohol, tobacco, and illicit substances; results from a cross-sectional survey of authorized patients. Harm Reduction Journal, 16(1), 9.

•

Turna, J., Simpson, W., Patterson, B., Lucas, P., & Van Ameringen, M. (2019). Cannabis use behaviors and prevalence of anxiety and depressive symptoms in a cohort of Canadian medicinal cannabis users. Journal of Psychiatric Research, 111, 134–139.

Clinical trials. Participation in clinical trials is a differentiating element of our research and development program. We believe that the development of clinical data on the use of well-characterized and properly defined cannabinoid products will increase mainstream acceptance within the medical community. As such, we have developed techniques that achieve pharmaceutical-grade Active Pharmaceutical Ingredients (“APIs”) extracted from the cannabis plant to allow Tilray to partner with select academic research partners on trials that meet regulatory agency standards.  Our participation in clinical studies includes R&D on the investigational study drug to generate the Chemistry and Manufacturing Controls (“CMC”) documentation required by regulatory agencies, collation of the CMC sections our investigational study drugs, as well as providing assistance in designing the protocol and determining the formulation of the study drug. In some cases, we provide funding for the study itself and/or pharmacokinetic data on the specific study drug. Although some trials, such as the chemotherapy-induced nausea and vomiting, or CINV, trial described below, are undertaken with an aim toward market authorization, most of the trials we participate in serve to generate early phase data that can be used to support patent filings, basic prescribing data for physicians and signals of efficacy to narrow our focus for future clinical trials.  We leverage our research by educating physicians about the unique benefits of cannabis-based medicines in various treatments, which we believe promotes the Tilray brand as the most trusted medical brand in the industry. Our Medical Advisory Board, consisting of experts in a variety of areas, participates in the clinical trial selection process and provides us with additional credibility as a clinical trial participant.

Clinical trials are typically conducted in phases, with Phase I establishing the safety and pharmacokinetics of the investigational study drug, Phase II further providing a signal for the drug’s efficacy and Phase III establishing statistical significance for the treatment of the disease or symptom being studied over the placebo. Below is a list of the clinical trials in which we are currently involved.

Clinical Trials

Country	Indication	Drug Product	Phase	No. of Participants[1]	Start Date[1]	Completion Date[1]	IP Owner Clinical Trial Drug	IP Owner Study Results	Tilray Role/ Obligations
Australia	Chemotherapy- induced nausea and vomiting (CINV)	Capsule; combination drug product (CBD & THC)	II & III	Phase II: 80 Phase III: 250	Phase II: Q4 2016 Phase III: Q4 2019	Phase II: Q4 2018 Phase III: Q4 2021	Tilray	Institution (with Tilray rights to use data, and Tilray option to acquire exclusive rights for market approval or Insurance reimbursement)	Study drug supplier only
Australia	Cannabis and Driving study	Vaporized dried cannabis	Pilot	21	Q4 2017	Q2 2018 (complete)	Tilray	Institution only	Study drug supplier only
Canada	Pediatric Epilepsy (Dravet Syndrome)	Oral solution; combination drug product (CBD & THC)	I	20	Q1 2017	Q2 2018 (complete)	Tilray	Institution (with Tilray option to acquire exclusive rights for market approval or insurance reimbursement)	Study drug supplier, plus provider of funding ($147,000 CAD committed)
Canada	Post-traumatic stress disorder (PTSD)	Vaporized dried cannabis	II	42	Q4 2016	Q2 2020	Tilray	Tilray	Regulatory sponsor, study drug supplier and Provider of funding ($228,000 CAD committed)
USA	Essential Tremor	Capsules, combination drug product (CBD & THC)	II	20	Q1 2019	Q2 2020	Tilray	Institution (with Tilray rights to use data)	Study drug supplier, plus additional $20,000 USD funding

1 See the section titled “Risk Factors”

2 Regulatory approval pending

Regulatory Environment

Canadian Medical and Adult-Use

Medical and adult-use cannabis in Canada is regulated under the Cannabis Regulations (“CR”), promulgated under the Cannabis Act. Both the CR and the Cannabis Act were adopted in October 2018, superseding earlier regulations that permitted commercial distribution and home cultivation of medical cannabis.  Health Canada, a federal government entity, is the oversight and regulatory body for cannabis licenses in Canada. The following are the highlights of the legislation:

•

allows individuals over the age of 18 to purchase, possess and cultivate limited amounts of cannabis for adult-use purposes; each province is also being permitted to adopt its own laws governing the distribution, sale and consumption of cannabis and cannabis accessory products within the province, and those laws may set lower maximum permitted quantities for individuals and higher age requirements;

•

promotion, packaging and labelling of cannabis is strictly regulated. For example, promotion is largely restricted to the place of sale, and promotions that appeal to underage individuals are prohibited;

•

currently, limited classes of cannabis, including dried cannabis and oils, are permitted for sale into the medical and adult-use markets. New classes, including edibles, topicals, and extracts (both ingested and inhaled), are expected to be permitted on or before October 17, 2019;

•	export is restricted to medical cannabis, cannabis for scientific purposes and industrial hemp;
•	sale of medical cannabis occurs largely on a direct-to-patient basis, while sale of adult-use cannabis occurs through retail-distribution models established by provincial and territorial governments;

The retail-distribution models for adult-use cannabis vary nationwide:

•	Quebec, New Brunswick, Nova Scotia and Prince Edward Island have adopted a government-run model for retail and distribution;
•

Ontario, British Columbia, Alberta, Manitoba and Newfoundland have adopted a hybrid model with some aspects, including stores, distribution and online retail being government-run while allowing for private retail;

•	Saskatchewan has announced a fully private system and;
•	the three northern territories of Yukon, Northwest Territories and Nunavut have adopted a model that mirrors their government-run liquor distribution model.

All provinces and territories have secured supply agreements from Licensed Producers for their respective markets, and we are fulfilling adult-use supply agreements and purchase orders from various jurisdictions, consisting of: Quebec, Ontario, British Columbia, Prince Edward Island, Saskatchewan, Manitoba, Alberta, Northwest Territories, and the Yukon.

European Union Medical Use

While each country in the European Union (“EU”) has its own laws and regulations, there are many commonalities in how the medical cannabis markets for EU countries are developing. For example, to ensure quality and safe products for patients, many EU countries only permit the import and sale of medical cannabis when the manufacturer can demonstrate certification by a Competent Authority of compliance with Good Manufacturing Practice (“GMP”) standards.

The EU requires adherence to GMP standards for the manufacture of active substances and medicinal products, including cannabis products. Under the system for certification of GMP adopted in the EU, a Competent Authority of any EU member state may conduct an inspection at a drug manufacturing site and, if the GMP standards are met, a certificate of GMP compliance is issued to the manufacturer for specific elements of the manufacturing process being carried on at that site.

Each country in the EU will generally recognize a GMP certificate issued by any Competent Authority within the EU as evidence of compliance with GMP standards. Certificates of GMP compliance issued by a Competent Authority in another country outside of the EU will also be recognized if that country has a mutual recognition agreement with the EU.

Competitive Conditions

As of February 22, 2019, approximately 150 licenses were issued by Health Canada. To our knowledge, only a limited number of licenses are issued by Health Canada monthly, although Health Canada streamlined its license review process to respond to adult-use legalization.

Health Canada licenses are limited to individual properties. As such, if a Licensed Producer seeks to commence production at a new site, it must apply to Health Canada for a new license.

As the demand for legal cannabis increases and the application backlog with Health Canada is processed, we believe that new competitors will enter the market. The principal competitive factors on which we compete with other Licensed Producers are the quality and variety of cannabis products, brand recognition and physician familiarity.

Employees

As of December 31, 2018, we employed 688 total employees, 657 of which are full time employees and engaged contractors located in Canada, Germany, Portugal, Ireland the United States, Australia and Czech Republic, including 425 employees in research, product development, engineering and operations and logistics, 84 employees in general and administrative and 88 employees in sales and marketing.  We consider relations with our employees to be good and have never experienced work stoppage.  Apart from certain employees in Portugal, none of our employees are represented by a labor union or subject to a collective bargaining agreement.  In Portugal, some of our employees are subject to a government-mandated collective bargaining agreement, which grants affected employees certain additional benefits beyond those required by the local labor code.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the SEC or publicly in Canada, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to our Medical Cannabis Business and the Medical Cannabis Industry

We are dependent upon regulatory approvals and licenses for our ability to grow, process, package, store, sell and export medical cannabis and other products derived therefrom, and these regulatory approvals are subject to ongoing compliance requirements, reporting obligations and fixed terms requiring renewal.

Our ability to grow, process, package, store and sell dried cannabis and cannabis extracts, including both bottled oil and capsules, for medical purposes in Canada is dependent on our current Health Canada licenses under the Cannabis Regulations (“CR”), covering our production facility at our Tilray North America Campus in Nanaimo, British Columbia, or Tilray Nanaimo. These licenses allow us to produce dried cannabis and cannabis extracts at Tilray Nanaimo and to sell and distribute dried cannabis, bottled cannabis oil and encapsulated cannabis oil in Canada. They also allow us to import and export medical cannabis raw material and products to and from specified jurisdictions around the world, subject to obtaining, for each specific shipment, an export approval from Health Canada and an import approval from the applicable regulatory authority in the country to or from which the export or import is being made. The CR licenses for Tilray Nanaimo are valid for fixed periods and will need to be renewed at the end of such periods.

We also hold licenses under the CR covering our facilities in Enniskillen, London, and Leamington, Ontario which we intend to use to service the adult-use market. These licenses allow us to produce, sell, and distribute cannabis and/or cannabis products in Canada. These licenses are valid for fixed periods and will need to be renewed at the end of such periods.

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

We have applied for a sale license under the CR for our facility in London, Ontario, or the High Park Processing Facility. This application has not yet been approved. Any future medical cannabis production facilities that we operate in Canada will also be subject to separate licensing requirements under the CR. Although we believe that we will meet the requirements of the CR for future renewals of our existing licenses, and grants of permits under such licenses, and to obtain corresponding licenses for future facilities in Canada, there can be no assurance that existing licenses will be renewed or new licenses obtained on the same or similar terms as our existing licenses, nor can there be any assurance that Health Canada will continue to issue import or export permits on the same terms or on the same timeline, or that other countries will allow, or continue to allow, imports or exports.

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

Health Canada inspectors routinely assess Tilray Nanaimo, High Park Farms and High Park Gardens for compliance with applicable regulatory requirements. Our Tilray Portugal facilities will also be inspected for compliance by applicable regulators once construction is complete, and both our Tilray Portugal facilities and our High Park Processing Facility will be subject to certain ongoing inspections and audits once licensing is complete. Furthermore, the import of our products into other jurisdictions, such as Germany and Australia, is subject to the regulatory requirements of the respective jurisdiction. Any failure by us to comply with the applicable regulatory requirements could require extensive changes to our operations; result in regulatory or agency proceedings or investigations, increased compliance costs, damage awards, civil or criminal fines or penalties or restrictions on our operations; and harm our reputation or give rise to material liabilities or a revocation of our licenses and other permits. There can be no assurance that any pending or future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to us and our business.

Our ability to produce and sell our medical products in, and export our medical products to, other jurisdictions outside of Canada is dependent on compliance with additional regulatory and other requirements.

We are required to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in countries and markets outside of Canada in which we operate, or to which we export, to produce or export to, and sell our medical products in, these countries, including, in the case of certain countries, the ability to demonstrate compliance with GMP standards. Our current certification of compliance with GMP standards for production at Tilray Nanaimo and any other GMP certification that we may receive in the future subject us, or will in the future subject us, to extensive ongoing compliance reviews to ensure that we continue to maintain compliance with GMP standards. There can be no assurance that we will be able to continue to comply with these standards.

The continuation or expansion of our international operations depends on our ability to renew or secure necessary permits, licenses and other approvals. An agency’s denial of or delay in issuing or renewing a permit, license or other approval, or revocation or substantial modification of an existing permit, license or approval, could prevent us from continuing our operations in, marketing efforts in, or exports to countries other than Canada. For example, Tilray Nanaimo’s current certification of GMP compliance must be renewed via re-inspection prior to October 2020, and our failure to maintain such certification, or to comply with applicable industry quality assurance standards or receive similar regulatory certifications at any of our other facilities, may prevent us from continuing the expansion of our international operations. In addition, the export and import of medical cannabis is subject to United Nations treaties establishing country-by-country quotas and our export and import permits are subject to these quotas which could limit the amount of medical cannabis we can export to any particular country.

The long-term effect of the legalization of adult-use cannabis in Canada on the medical cannabis industry is unknown, and may have a significant negative effect upon our medical cannabis business if our existing or future medical use customers decide to purchase products available in the adult-use market instead of purchasing medical use products from us.

In June 2018, the government of Canada passed Bill C-45, or the Cannabis Act, the Canadian federal legislation allowing individuals over the age of 18 to legally purchase, process and cultivate limited amounts of cannabis for adult use in Canada. The Cannabis Act and accompanying regulations, the CR, became effective on October 17, 2018. As a result, individuals who previously relied upon the medical cannabis market to supply their medical cannabis and cannabis-based products may cease this reliance, and instead turn to the adult-use cannabis market to supply their cannabis and cannabis-based products. Factors that may influence this decision include the availability of product in each market, the price of medical cannabis products in relation to similar adult-use cannabis products, and the ease with which each market can be accessed in the individual provinces and territories of Canada. The impact of adult-use cannabis on the medical market is not yet ascertainable by us given the newness of the adult-use market in Canada, and given industry-wide supply shortages in both the medical and adult-use markets.

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

Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies referenced in this Annual Report on Form 10-K, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products.

Tilray Nanaimo, High Park Farms, High Park Gardens and our High Park Processing Facility and Tilray Portugal are expected to become integral to our business and adverse changes or developments affecting any of these facilities may have an adverse impact on us.

Currently, our activities and resources are focused on the operation of Tilray Nanaimo, High Park Farms, High Park Gardens and our current licenses under the CR are specific to Tilray Nanaimo, High Park Farms, High Park Gardens and our High Park Processing Facility. Adverse changes or developments affecting these facilities, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster or a material failure of our security infrastructure, could reduce or require us to entirely suspend our production of cannabis. A significant failure of our site security measures and other facility requirements, including any failure to comply with regulatory requirements under the CR, could have an impact on our ability to continue operating under our Health Canada licenses and our prospects of renewing our Health Canada licenses, and could also result in a suspension or revocation of these Health Canada licenses. As we produce our medical cannabis products in Tilray Nanaimo, any event impacting our ability to continue production at Tilray Nanaimo, or requiring us to delay production, would prevent us from continuing to operate our business until operations at Tilray Nanaimo could be resumed, or until we were able to commence production at another facility.

We expect to expand Tilray Nanaimo, High Park Farms, and our High Park Processing Facility, and to complete construction in our Tilray Portugal facilities. We are also contemplating expanding our newly acquired High Park Gardens facility. We expect that expanded and additional facilities will significantly increase our cultivation, growing, processing and distribution capacity; however, development impediments such as construction delays or cost over-runs in respect to the development of these facilities, howsoever caused, could delay or prevent our ability to produce cannabis at these facilities. It is also possible that the final costs of the major equipment contemplated by our capital expenditure program relating to the development of our High Park Farms, our High Park Processing Facility and Tilray Portugal may be significantly greater than anticipated, in which circumstance we may be required to curtail, or extend the timeframes for completing, such capital expenditure plans which would reduce our production capacity.

We have periodically procured cannabis from other CR sources to supplement internal production, which, during 2018, 2017 and 2016 represented approximately twenty-six, five, and two percent, respectively, of our total production.  If we are unsuccessful in scaling operations at our facilities, we may need to continue to procure cannabis from third parties, likely at a higher price than our own cost to produce, which would have a negative impact on gross margin.

The medical cannabis industry and market are relatively new in Canada and other jurisdictions, and this industry and market may not continue to exist or develop as anticipated or we may ultimately be unable to succeed in this industry and market.

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

Despite the legalization of medical and adult-use cannabis in Canada, black market operations remain abundant and are a substantial competitor to our business. In addition, illegal dispensaries and black market participants may be able to (i) offer products with higher concentrations of active ingredients that are either expressly prohibited or impracticable to produce under current Canadian regulations, and (ii) use delivery methods, including edibles, concentrates and extract vaporizers, that we are currently prohibited from offering to individuals in Canada, (iii) brand products more explicitly, and (iv) describe/discuss intended effects of products. As these illicit market participants do not comply with the regulations governing the medical and adult-use cannabis industry in Canada, their operations may also have significantly lower costs.

As a result of the competition presented by the black market for cannabis, any unwillingness by consumers currently utilizing these unlicensed distribution channels to begin purchasing from Licensed Producers for any reason or any inability or unwillingness of law enforcement authorities to enforce laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could (i) result in the perpetuation of the black market for cannabis, (ii) adversely affect our market share and (iii) adversely impact the public perception of cannabis use and licensed cannabis producers and dealers, all of which would have a materially adverse effect on our business, operations and financial condition.

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

There is no assurance that the adult-use cannabis industry, and the regulations governing this industry, will develop as anticipated. There are and will be significant restrictions on the marketing, branding, product formats and distribution channels allowed under the Cannabis Act, which may reduce the value of certain of our products and brands or negatively impact our ability to compete with other companies in the adult-use cannabis market. Adult-use legislation includes a requirement for health warnings on product packaging, the limited ability to use logos and branding (only one logo and one brand element per package), restrictions on packaging itself, and restrictions on types and avenues of marketing. Additional marketing restrictions have been imposed by some provinces and territories. We are reasonably certain that we will continue to be able to adapt our licensed brands and products to satisfy these restrictions and to package and successfully distinguish these brands in the marketplace while remaining compliant with applicable laws (including all provincial legislation); however further provincial or other legislation containing additional restrictions, such as a complete ban on marketing, may impact our ability to do so. Such additional restrictions may impair our ability to develop our adult-use brands, and a complete ban on marketing may make it uneconomic or unfeasible for us to introduce our entire portfolio of brands and products into the Canadian market, which means that we will be unable to reap the full benefit of the exclusive rights we have secured to such brands and products. Further, each province and territory of Canada has the ability to separately regulate the distribution of cannabis within such province or territory, and the rules (including associated regulations) adopted by these provinces or territories vary significantly. Such variance may make participation in the adult-use cannabis market uneconomic or of limited economic benefit for us in those provinces or territories and could result in significant additional compliance or other costs and limitations on our ability to compete successfully in each such market.

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

In response to this surge in demand for cannabis, we and other cannabis producers in Canada may produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that oversupply into other markets where cannabis use is fully legal under all federal and state or provincial laws. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If this were to occur, there is no assurance that we would be able to generate sufficient revenue from the sale of adult-use cannabis to result in profitability.

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

The adult-use cannabis industry and market in Canada is subject to certain risks that are unique to this industry, as well as the risks that are currently applicable to the medical cannabis industry, which are described under the heading above titled “Risk Factors-Risks Related to our Medical Cannabis Business and the Medical Cannabis Industry.”

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

Our Canadian adult-use business faces enhanced competition from other Licensed Producers and those individuals and corporations who are licensed under the Cannabis Act to participate in the adult-use cannabis industry. The Cannabis Act has established a licensing regime for the production, testing, packaging, labelling, delivery, transportation, sale, possession and disposal of cannabis for adult use. While holders of licenses relating to medical cannabis under the ACMPR, including us, have automatically been licensed under the Cannabis Act for these activities, other individuals and corporations are able to apply for such licenses.

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

We began operating in 2014 and have yet to generate a profit. We generated net losses of $67.7 million, $7.8 million and $7.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our accumulated deficit was $108.2 million and $40.5 million as of December 31, 2018 and 2017, respectively. We intend to continue to expend significant funds to increase our growing capacity, complete strategic mergers and acquisitions, invest in research and development, expand our marketing and sales operations to increase our base of registered patients and meet the increased compliance requirements associated with our transition to and operation as a public company. As we continue to grow, we expect the aggregate amount of these expenses will also continue to grow.

Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report on Form 10-K and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing cannabis products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Class 2 common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

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

Changes, if any, in the laws, regulations and policies relating to the advertising, production, sale and use of cannabis and cannabis-based products or in the general economic policies in these jurisdictions, or shifts in political attitude related thereto, may adversely affect the operations or profitability of our international operations in these countries. As we explore novel business models, such as global co-branded products, cannabinoid clinics and cannabis retail, international regulations will become increasingly challenging to manage.  Specifically, our operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on advertising, production, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment, land and water use restrictions and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Failure to comply strictly with applicable laws, regulations and local practices could result in additional taxes, costs, civil or criminal fines or penalties or other expenses being levied on our international operations, as well as other potential adverse consequences such as the loss of necessary permits or governmental approvals.

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

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently carry on business. There can be no assurance that any market for our products will develop in any such foreign jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, including the possibility that we could be in violation of these laws and regulations as a result of such changes, and the effects of competition. These factors may limit our capability to successfully expand our operations in, or export our products to, those other jurisdictions.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States, Canada and elsewhere. In the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult use in a number of states, cannabis continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act, or the CSA, and subject to the Controlled Substances Import and Export Act, or the CSIEA. Our activity in the United States is limited to (a) certain corporate and administrative services, including accounting, legal and creative services, (b) supply of study drug for clinical trials under DEA and FDA authorization, and (c) in the near future, participation in the market for hemp-derived CBD products; except as described above, we do not produce or distribute cannabis products in the United States. Therefore, we believe that we are not subject to the CSA or CSIEA.

We plan in the future to commercialize in the United States a variety of products containing broad spectrum hemp extract, which might include certain cannabinoids including CBD but excluding THC.  While the Agriculture Improvement Act of 2018, or the Farm Bill, exempted hemp and hemp derived products from the CSA, any such product commercialization will be subject to various laws, including the Farm Bill, the Food, Drug and Cosmetic Act, or the FD&CA, the Dietary Supplement Health and Education Act, or DSHEA, applicable state and/or local laws, and FDA regulations.  We intend to offer broad spectrum hemp extract products in full compliance with applicable food, drug, cosmetic, and dietary supplement laws and regulations.  Nevertheless, violations of any such law or regulation could result in warning letters, significant fines, penalties, administrative sanctions, injunctions, convictions or settlements arising from civil proceedings initiated.

We are further subject to a variety of laws and regulations in the United States, Canada and elsewhere that prohibit money laundering, including the Proceeds of Crime and Terrorist Financing Act (Canada) and the Money Laundering Control Act (United States), as amended, and the rules and regulations thereunder and any related or similar rules, regulations or guidelines issued, administered or enforced by governmental authorities in the United States, Canada or any other jurisdiction in which we have business operations or to which we export. Although we believe that none of our activities implicate any applicable money laundering statutes, in the event that any of our business activities, any dividends or distributions therefrom, or any profits or revenue accruing thereby are found to be in violation of money laundering statutes, such transactions may be viewed as proceeds of crime under one or more of the statutes described above or any other applicable legislation, and any persons, including such U.S.-based investors, found to be aiding and abetting us in such violations could be subject to liability. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and involve significant costs and expenses, including legal fees. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

As a result of an investment in our securities, you could be prevented from entering the United States or become subject to a lifetime ban on entry into the United States.

U.S. Customs and Border Protection (“CBP”) has confirmed that border agents may seek to permanently ban any foreign visitor who admits to working or investing in the cannabis industry, or admits to having used cannabis, even though adult-use cannabis is now legal in Canada. CBP confirmed that investing even in publicly-traded cannabis companies is considered facilitation of illicit drug trade under CBP policy. This policy is limited to citizens of foreign countries and not citizens of the United States. Therefore, as a result of an investment in our securities, if you are not a citizen of the United States, you could be prevented from entering the United States or could become subject to a lifetime ban on entry into the United States.

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

U.S. regulations relating to hemp-derived CBD products are unclear and rapidly evolving.

Our intent to participate in the market for hemp-derived CBD products in the United States and elsewhere may require us to employ novel approaches to existing regulatory pathways. Although the passage of the Farm Bill in December 2018 legalized the cultivation of hemp in the United States to produce products containing CBD and other non-THC cannabinoids, it is unclear how the FDA will respond to our approach, or whether the FDA will propose or implement new or additional regulations.  In addition, such products may be subject to regulation at the state or local levels.  Unforeseen regulatory obstacles may hinder our ability to successfully compete in the market for such products.

We may seek to enter into strategic alliances, or expand the scope of currently existing relationships, with third parties that we believe will have a beneficial impact on us, and there are risks that such strategic alliances or expansions of our currently existing relationships may not enhance our business in the desired manner.

We currently have, and may expand the scope of, and may in the future enter into, strategic alliances with third parties that we believe will complement or augment our existing business. Examples of such strategic alliances include our agreement with Sandoz AG, joint venture with AB InBev and partnership with ABG. Our ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. We may become dependent on our strategic partners and actions by such partners could harm our business. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all.

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations and (vi) the loss or reduction of control over certain of our assets. Material acquisitions have been and may continue to be material to our business strategy. There is no guarantee that acquisitions, such as High Park Gardens and Manitoba Harvest, will be accretive.

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

We grow cannabis, which is an agricultural process. As such, our business is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks. Although we currently grow our products indoors under climate controlled conditions, we are developing outdoor operations and there can be no assurance that natural elements, such as insects and plant diseases, will not entirely interrupt our production activities or have an adverse effect on our business.

We depend on a significant customer for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or if this significant customer were to terminate its relationship with us or reduce its purchases, our revenue could decline significantly.

We had one customer that accounted 24% our total revenue for the year ended December 31, 2018. No one customer accounted for greater than 10% of our revenue in 2017 or 2016, respectively.  We believe that our operating results for the foreseeable future will continue to depend on sales from a small number of customers. This one customer has no purchase commitments and may cancel, change or delay its purchases with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of this one customer or any other significant customer. In the future, this one customer may decide to purchase less product from us than it has in the past, may alter its purchasing patterns at any time with limited notice, or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

Further, each director and officer, as well as certain additional key personnel, of a company that holds a license is subject to the requirement to obtain and maintain a security clearance from Health Canada under the CR. Moreover, under the CR, an individual with security clearance must be physically present on site when other individuals are conducting activities with cannabis. Under the CR and the Cannabis Act, a security clearance is valid for a limited time and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an individual in a key operational position to maintain or renew his or her security clearance could result in a reduction or complete suspension of our operations. In addition, if an individual in a key operational position leaves us, and we are unable to find a suitable replacement who is able to obtain a security clearance required by the CR in a timely manner, or at all, we may not be able to conduct our operations at planned production volume levels or at all. In addition, the CR requires us to designate a qualified individual in charge who is responsible for supervising activities relating to the production of study drug for clinical trials, which individual must meet certain educational and security clearance requirements. If our current designated qualified person in charge fails to maintain his security clearance, or if our current designated qualified person in charge leaves us and we are unable to find a suitable replacement who meets these requirements, we may no longer be able to continue our clinical trial activities.

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

Due to our direct-to-consumer shipping model for medical cannabis in Canada, we depend on fast and efficient third-party transportation services to distribute our medical cannabis products. We also use such services to transfer bulk shipments to provinces and territories for further distribution to consumers. Any prolonged disruption of third-party transportation services, such as the ongoing Canada Post labor disruptions, could have a material adverse effect on our sales volumes or satisfaction with our services. Rising costs associated with third-party transportation services used by us to ship our products may also adversely impact our profitability, and more generally our business, financial condition and results of operations.

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

Because of the nature of our products and the limited legal channels for distribution, as well as the concentration of inventory in our facilities, we are subject to the risk of theft of our products and other security breaches. A security breach at Tilray Nanaimo, High Park Farms, our High Park Processing Facility, or, once completed, one of our planned facilities could result in a significant loss of available products, expose us to additional liability under applicable regulations and to potentially costly litigation or increase expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on our business, financial condition and results of operations.

We may be subject to risks related to our information technology systems, including the risk that we may be the subject of a cyber-attack and the risk that we may be in non-compliance with applicable privacy laws.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology, or IT, services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

There are a number of laws protecting the confidentiality of certain patient health information and other personal information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy rules under the Personal Information Protection and Electronics Documents Act (Canada), or the PIPEDA, the European Unions’ General Data Protection Regulation (“GDPR”), and similar laws in other jurisdictions, protect medical records and other personal health information by limiting their use and disclosure to the minimum level reasonably necessary to accomplish the intended purpose. We collect and store personal information about our consumers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if we are found to be in violation of the privacy or security rules under PIPEDA or other laws protecting the confidentiality of patient health information, including as a result of data theft and privacy breaches, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities and harm our reputation.

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

Our revenue has grown in recent years. Our ability to sustain this growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production of cannabis products, competition from other Licensed Producers, the size of the black market and the adult-use market, and our ability to produce sufficient volumes of our cannabis-based products to meet demand.  Regulatory changes in the United States and Canada may continue to attract market entrants, therefore diluting our potential opportunity and early-mover advantage. In addition, we are subject to a variety of business risks generally associated with developing companies. Future development and expansion could place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so.

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

Prior to our IPO, we operated as a private company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company.  We may also lose status as an emerging growth company, which may further increase legal, accounting and other expenses resulting from increased disclosure and compliance obligations.  In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules implemented by the SEC and the Nasdaq Global Select Market, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel have limited experience operating a public company, which may result in operational inefficiencies or errors, or a failure to improve or maintain effective ICFR and DCP necessary to ensure timely and accurate reporting of operational and financial results. Our existing management team will need to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our ICFR, which, after we are no longer an emerging growth company, must be accompanied by an attestation report on ICFR issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will document and evaluate our ICFR, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our ICFR, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for ICFR. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our ICFR is effective as required by Section 404. This could result one or more material weaknesses in our ICFR, which could cause an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

Management may not be able to successfully implement adequate internal controls over financial reporting.  In the course of preparing our consolidated financial statements, we have identified a material weakness in our internal control over financial reporting.

Proper systems of ICFR and disclosure are critical to the operation of a public company. However, we do not expect that our DCP or ICFR will prevent all errors and all fraud. For example, in the course of preparing our consolidated financial statements for the year ended December 31, 2018, we have identified a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified related to inventory costing and the financial close process. Specifically, our processes are manual in nature such that a timely, sufficiently precise and detailed review to mitigate the risk of material misstatement is not currently feasible due to the complexity of the spreadsheet-based models used in inventory cost calculations and the financial close. We have developed a plan to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls with the intent of increasing the use of system-based processes to limit manual calculations and adjustments in the costing and financial closing processes. However, our efforts to remediate this material weakness may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially and adversely affected, which could cause investors to lose confidence in us and our reported financial information, which in turn could result in a reduction in the value of our Class 2 common stock.

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

•	Reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•	reduced disclosure about executive compensation arrangements;
•	exemptions from the requirements to obtain a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute arrangements not previously approved; and
•	an extended transition period for complying with new or revised accounting standards, which we have elected to take advantage of.

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

We may be subject to various potential conflicts of interest because some of our directors and executive officers may be engaged in a range of business activities. In addition, our directors and executive officers are permitted under their employment agreements with us to devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us and subject to any contractual restrictions restricting such activities. These business interests could require the investment of significant time and attention by our executive officers and directors. In some cases, our executive officers and directors, including our Chief Executive Officer and President, Brendan Kennedy, may have fiduciary obligations associated with business interests that interfere with their ability to devote time to our business and affairs, such as business obligations related to the employment or involvement of these persons with Privateer Holdings, which could adversely affect our operations.

Third parties with whom we do business may perceive themselves as being exposed to reputational risk as a result of their relationship with us.

The parties with whom we do business, or would like to do business, may perceive that they are exposed to reputational risk as a result of our business activities relating to cannabis, which could hinder our ability to establish or maintain business relationships. These perceptions relating to the cannabis industry may interfere with our relationship with service providers in Canada and other countries, particularly in the financial services industry.

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

The long-term effect of U.S. tax reform could adversely affect our business and financial condition.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, limitation of the tax deduction for interest expense (with certain exceptions), limitation of the deduction for net operating losses arising after 2017 to 80% of current year taxable income and elimination of carryback of such net operating losses, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits, deemed repatriation of certain intangible related income and a transition to a new quasi-territorial system of taxation. Notwithstanding the reduction in the corporate income tax rate, our business and financial condition could be adversely affected in future periods by the overall impact of the Tax Act. In addition, the Tax Act could be amended or subject to technical correction, possibly with retroactive effect, which could change the financial impacts that were recorded at December 31, 2018, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the Financial Accounting Standards Board and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect. Any such changes or potential additional impacts could adversely affect our business and financial condition. We will continue to examine and assess the impact this tax reform legislation may have on our business

Risks Related to our Intellectual Property

We may be subject to risks related to the protection and enforcement of our intellectual property rights, or intellectual property we license from others, and may become subject to allegations that we or our licensors are in violation of intellectual property rights of third parties.

The ownership, licensing and protection of trademarks, patents and intellectual property rights are significant aspects of our future success. Unauthorized parties may attempt to replicate or otherwise obtain and use our products and technology. Policing the unauthorized use of our current or future trademarks, patents or other intellectual property rights now or in the future could be difficult, expensive, time consuming and unpredictable, as may be enforcing these rights against the unauthorized use by others. Identifying the unauthorized use of intellectual property rights is difficult as we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries and black-market participants, and the processes used to produce such products. In addition, in any infringement proceeding, some or all of our trademarks, patents or other intellectual property rights or other proprietary know-how, and that which we license from others, or arrangements or agreements seeking to protect the same for our benefit, may be found invalid, unenforceable, anti-competitive or not infringed or may be interpreted narrowly and such proceeding could put existing intellectual property applications at risk of not being issued.

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

Although we have participated in several clinical trials, we are not the sponsor of many of these trials and, as such, do not have full control over the design, conduct and terms of the trials. In some cases, for instance, we are only the provider of a cannabis study drug for a trial that is designed and initiated by an independent investigator within an academic institution. In such cases, we are often not able to acquire rights to all the intellectual property generated by the trials. Although the terms of all clinical trial agreements entered into by us provide us with, at a minimum, ownership of intellectual property relating directly to the study drug being trialed ( e.g. intellectual property relating to use of the study drug), and ownership of intellectual property that does not relate directly to the study drug is often retained by the institution. As such, we are vulnerable to any dispute among the investigator, the institution and us with respect to classification and therefore ownership of any particular piece of intellectual property generated during the trial. Such a dispute may affect our ability to make full use of intellectual property generated by a clinical trial.

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

An integral part of our Canadian adult-use cannabis business strategy involves obtaining territorially exclusive licenses to produce products using various brands and images. As a licensee of brand-based properties, we have no assurance that a particular brand or property will translate into a successful adult-use cannabis product. Additionally, a successful brand may not continue to be successful or maintain a high level of sales. As well, the popularity of licensed properties may not result in popular products or the success of the properties with the public. Promotion, packaging and labelling of adult-use cannabis is strictly regulated. These restrictions may further hinder our ability to benefit from our licenses. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become renewable under their terms or missing business opportunities for new licenses. If we are unable to acquire or maintain successful licenses on advantageous terms, or to derive sufficient revenue from sales of licensed products, our adult-use business may not be successful.

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

Privateer Holdings owns a majority of the voting power of all outstanding shares of our capital stock. As a result, we are a “controlled company” within the meaning of the listing rules of the Nasdaq Global Select Market. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the following:

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

Privateer Holdings beneficially owns or controls an approximate 80% equity interest in us through ownership or control of 16,666,667 shares of our Class 1 common stock and 58,333,333 shares of our Class 2 common stock, representing approximately 93% of the voting power of our capital stock. In addition, because our Class 1 common stock, which is held entirely by Privateer Holdings, has 10 votes per share, Privateer Holdings will continue to own a majority of the voting power of all outstanding shares of our capital stock and control all matters submitted to our stockholders for approval as long as it holds at least approximately 10.01% of all outstanding shares of our capital stock.

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

Generally, a transfer by Privateer Holdings of the Class 1 common stock it holds would cause a conversion of such shares into Class 2 common stock. However, a transfer by Privateer Holdings to the three founders of Privateer Holdings, or certain entities controlled by them, such as estate planning entities, would not result in a conversion and these individuals would continue to hold Class 1 common stock the superior voting rights of 10 votes per share. These three founders are Brendan Kennedy (our Chief Executive Officer and President as well as one of our directors), Michael Blue and Christian Groh, and such founders hold 45% of the shares of Privateer Holdings.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or distributions, or the market perception that the holders of a large number of shares of our Class 2 common stock, or shares of our Class 1 common stock which are convertible into Class 2 common stock on a one-for-one basis, intend to sell our Class 2 common stock, could significantly reduce the market price of our Class 2 common stock. We cannot predict the effect, if any, that future public sales of these securities or the availability of these securities for sale will have on the market price of our Class 2 common stock. If the market price of our Class 2 common stock were to drop as a result, this might impede our ability to raise additional capital and might cause our remaining stockholders to lose all or part of their investment.

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

The market price for our Class 2 common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, since our IPO in July 2018, the trading price of our common stock has fluctuated between a low of $20.29 and a high of $300 per share, demonstrating an unusual degree of volatility even relative to other cannabis companies during the same time period. The market price of our Class 2 common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; and (viii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

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
•

stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•

our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Certain provisions in the indenture governing the notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the notes requires us to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the relevant conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are in Nanaimo, British Columbia.  Our Nanaimo campus is comprised of one manufacturing and R&D facility which we own and one leased building of office space.  We also have two manufacturing locations under leases, located in Enniskillen and London Ontario.  In Cantanhede Portugal, we own one manufacturing location and land adjacent this facility for future expansion, currently this property is vacant.   We also have leased space in Toronto, Ontario, Sydney Australia, San Francisco, California, Berlin, Germany, and Dublin, Ireland to be used for general and administrative purposes.  Our lease in Enniskillen has a purchase option at the end of the lease and all other significant leases have renewal options.  We believe that our facilities and committed leased space are currently adequate to meet our needs. As we continue to expand our operations, we may need to lease additional or alternative facilities.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations or prospects.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class 2 common stock is traded on the Nasdaq Global Select Market under the symbol “TLRY.”

Holders

As of March 25, 2019, there were approximately 85 holders of record of our Class 2 common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid dividends on our Class 2 common stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any declared dividends will be declared on both our Class 1 common stock and Class 2 common stock at the same rate per share. We do not intend to declare or pay cash dividends on our Class 2 common stock in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Because a significant portion of our operations is conducted through our wholly owned subsidiaries, our ability to pay dividends depends in part on our receipt of cash dividends from such subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or covenants under any future outstanding indebtedness such subsidiaries incur. Our future ability to pay cash dividends on our Class 2 common stock may be limited by the terms of any future debt or preferred securities.

Use of Proceeds from Initial Public Offering

Pursuant to the IPO, we issued and sold 10,350,000 shares of our Class 2 common stock at a price to the public of $17.00 per share (CAD $22.45 per share), including shares sold resulting from the exercise of the over-allotment option by the underwriters.  The offer and sale of all of the shares of our Class 2 common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225741), which was declared effective by the SEC on July 18, 2018.

There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectuses filed with the SEC on July 19, 2018.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We aspire to lead, legitimize and define the future of our industry by building the world’s most trusted and valuable cannabis company.

We are pioneering the future of medical and adult-use cannabis research, cultivation, processing and distribution globally, and we intend to become a global leader in the cannabis market where regulations permit.

We produce medical cannabis in Canada and Europe, and we have supplied high-quality cannabis products to tens of thousands of patients in twelve countries spanning five continents through our subsidiaries in Australia, Canada, Germany, Latin America and Portugal and through agreements with established pharmaceutical distributors. In Canada, we are also authorized to distribute certain products on a wholesale basis and to sell certain products direct to patients through our e-commerce platform or over the phone.

We are witnessing a global paradigm shift with regard to cannabis, and as a result of this shift, the transformation of a multibillion dollar industry from a state of prohibition to a state of legalization. Medical cannabis is now authorized at the national or federal level in forty-one countries.  The legal market for medical cannabis is still in its early stages and we believe the number of countries with legalized regimes will continue to increase. We believe that as this transformation occurs, trusted global brands with multinational supply chains will become market leaders by earning the confidence of patients, doctors, governments and adult consumers around the world.

We are a leader in the Canadian adult-use market. We have entered into agreements to supply certain provinces and territories with our adult-use products for sale through the distribution systems they have established.  Adult-use legalization occurred in Canada on October 17, 2018.  As a result of adult-use legalization, we expect the adult-use market to represent a higher proportion of our revenues as new consumers participate in, and previously illicit consumers adopt, Canada’s framework for the sale of cannabis.

Key Operating Metrics

We use the following key operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance and make strategic decisions.

	Year Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	Qty/$	%	Qty/$	%
Kilogram equivalents sold	6,478	3,024	2,216	3,454	114%	808	36%
Kilograms harvested	11,022	6,779	4,526	4,243	63%	2,253	50%
Average net selling price per gram	$6.61	$6.52	$5.41	$0.09	1%	$1.11	21%
Average cost per gram sold	$3.70	$2.84	$4.04	$0.86	30%	$(1.20)	(30)%

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

Total kilogram equivalents sold increased for 2018 from 2017, primarily due to increased bulk, adult-use, and international medical sales.

The increase in kilogram sold during 2017 from 2016 was primarily driven by patient demand and growth of extract products.

Kilograms harvested. Kilograms harvested represents the weight of dried whole plants post-harvest, drying and curing. This operating metric is used to measure the production efficiency of our facilities and production team.

Total kilograms harvested increased for 2018 from 2017, primarily due to the additional operational capacity provided by our new facility High Park Farms brought into operations in 2018.

Total kilograms harvested increased for 2017 from 2016, primarily due to reaching full utilization at Tilray Canada Ltd. by the end of 2016 and increased production yields per harvest. We will continue to test numerous environmental variables to optimize strain-specific production yields.

Average net selling price per gram. The average net selling price per gram is an indicator that shows our pricing trends over time on a gram equivalent basis and is impacted by sales mix by channels and by product type. We exclude revenue associated with accessories and freight sales from revenue to arrive at cannabis-related revenue. We calculate average net selling price per gram by dividing cannabis-related revenue by kilogram equivalents sold.

The average net selling price per gram increased for year ended December 31, 2018 from 2017, due to shift in mix demand of our products.  In 2018 there was significant revenue growth for our extract products compared to dried flower.  We introduced several new extract products which increased extract revenue from 20% in 2017 to 50% of cannabis-related revenue in 2018.  We expect our average selling price to decline over time as a result of a higher mix of products sold through Canadian adult-use channels through wholesale channels compared to Canadian medical, which is sold direct-to-patient.

The average net selling price per gram increased from 2016 to 2017, primarily due to the consistent production of high-potency dried flower and growth in extract sales.

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

The average cost per gram sold increased for 2018 from 2017, primarily due to sourcing product from other Licensed Producers as well as launching of our new cultivation facilities that were scaling up during 2018.  High Park Farms manufactured adult use products until High Park Processing Facility received its license.  This was temporary operation, as a result our manufacturing costs were higher and output was lower than our established manufacturing facilities.  High Park Processing Facility received its license in the first quarter of 2019.  We expect to see costs at this facility reducing in future periods when this facility is operating at capacity.

In 2017, average costs per gram sold declined by 30% from 2016. The decline in average cost per gram sold was primarily due to Tilray Canada Ltd. reaching full capacity and increased production yields. We also drove efficiencies through automation in our post-harvest processes across trimming, drying, extraction and fulfillment.

Other companies, including companies in our industry, may calculate key operating metrics with similar names differently which may reduce their usefulness as comparative measures.

Factors Impacting our Business

We believe that our future success will primarily depend on the following factors:

Global medical market expansion. We believe that we have a significant opportunity to capitalize on cannabis markets globally as medical cannabis becomes legal in more markets. Medical cannabis is now authorized at the national or federal level in over 41 countries, and more than half of these countries have legalized or introduced significant reforms to their cannabis-use laws to broaden the scope of permitted use since the beginning of 2015. Over the past two years, we have established regional offices in Germany, Australia and Chile, and have invested significant resources in personnel, partnerships and in-country sales and marketing to build the foundation for new and existing export channels. Our products have been made available in 12 countries, and we will continue to explore market expansion opportunities as more countries legalize medical cannabis.

Adult-use legalization in Canada. The legalization of adult-use cannabis in Canada represented a significant opportunity for us, and the anticipated expansion of the adult-use cannabis market on or before October 17, 2019 to include new form factors represents another significant opportunity. Our license under predecessor regulations allowed us to immediately participate in the Canadian adult-use market upon legalization in October 2018. We have invested, and will continue to invest, significant resources into production capacity, brand development, business development and corporate infrastructure so that we can serve the current and future adult-use market in Canada.

Expanding distribution channels. Historically, the vast majority of our revenue has been DTP in Canada through sales under the ACMPR. We have also generated revenue through wholesale to other Licensed Producers in Canada. With the passing of the Cannabis Act in Canada in October 2018, wholesale distribution opportunities now exist, including finished, packaged goods. This has driven higher volume product sales, but resulted in lower margins. In most medical cannabis markets globally, medical cannabis is sold in traditional pharmacies and, in certain countries, the cost to the consumer is reimbursed by public and private insurance companies. We expect that Canada ultimately will align with these practices.

Expanding capacity. At this early stage of the industry, we believe that it is beneficial to be vertically integrated and control our entire production process to generate consistency and quality on a large scale. As we expand into new and existing markets, we will need to invest significant resources into cultivation and production facilities, which may require us to raise additional capital.

New product innovation. We believe there is a significant market opportunity for non-combustible products as global medical markets mature. In certain developed cannabis markets, non-combustible products have surpassed dried flower on a market share basis. In 2016, 2017 and 2018, dried flower sales comprised 90%, 79%, 50% of cannabis-related revenue, respectively. We believe our success will depend on our ability to continually develop, introduce and expand non-combustible products and brands, which we believe will have higher gross margins compared to combustible products. According to data from Health Canada, over the past four quarters ended September 30, 2018, dried cannabis sales had a compound quarterly growth rate, or CQGR, of 0.3% and cannabis oils had a CQGR of 14.4%.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). A detailed discussion of our significant accounting policies can be found in “Part II, Item 8. Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10‑K and in the notes to the consolidated financial statements. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) revenue recognition and (ii) stock-based compensation. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. Actual results could differ materially from these estimates.

Revenue

We generate revenues from the following channels:

1)	Sales to patients through the medical program under the Cannabis Regulations;
2)	Wholesale of bulk and finished product to other Licensed Producers under the Cannabis Regulations;
3)	Wholesale of finished product to provinces and provincially regulated distributors under the Cannabis Act and applicable provincial legislation; and
4)	Export sales to third-party distributors, hospitals, pharmacies and patients.

Our products currently include: whole flower, ground flower, broad-spectrum cannabis oils and capsules, purified cannabis oils and capsules and accessories.

We recognize revenue as earned when the four revenue recognition criteria have been met, which includes:

i) Existence of a persuasive evidence of an arrangement;

ii) Delivery of product to a customer;

iii) Fixed or determinable sales price; and

iv) Collection is reasonably assured.

Revenue is recognized net of sales incentives and returns, after allowances for our assurance program, veterans coverage program and compassionate programs.

Medical cannabis is mainly sold direct-to-patients, through wholesale arrangements to Licensed Producers and through export sales to third-party international distributors, hospitals, pharmacies and patients. Revenue is recognized based on the contractual terms of the agreement, which can be upon shipment or delivery to the customer. In some instances, judgement is required in determining whether the customer is the distributor or the end patient using the four criteria noted above.

Cannabis for recreational adult use in Canada was legalized in October 2018. We have signed supply agreements with seven provinces and two territories.  Revenue is recognized when title has transferred to the province and the province has assumed the risks and rewards of ownership. This typically occurs upon shipment or delivery to the customer, depending on the contractual terms.  Revenues to the recreational market are recorded net of applicable reserves for these product returns.

Stock-based compensation

Stock-based compensation consists of non-cash costs for the fair value of stock options and restricted stock units (“RSUs”) that are issued to employees, directors and consultants. The stock-based compensation expense is recognized over the expected life of the instrument.

Stock options

Compensation expense for stock-options is measured and recognized on a straight-line basis over the vesting period based on their grant date fair values.  The fair value of stock options is estimated using the Black-Scholes option pricing model based on the date of grant. Forfeitures are estimated at the time of grant, and the Company revises these estimates in subsequent periods if there is a difference in actual forfeitures and the estimates.

The critical assumptions and estimates used in determining the fair value of stock-based compensation on the grant date include; fair value of common shares on the grant date, risk-free interest rate at the date of grant, share price volatility of comparable companies, and the expected term.

Compensation expense related to performance-based stock options are recorded over the estimated service period once the achievement of the performance-based milestone is considered probable. The probability of achieving a milestone is reviewed at each reporting date.  If the achievement of the milestone is assessed as being probable, then compensation expense is recorded based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures.  The remaining compensation expense for the particular milestone is recognized over the remaining estimated service period.

RSUs

Compensation expense for RSUs is measured and recognized on a straight-line basis over the vesting period based on their grant date fair values. We estimate forfeitures for RSUs consistent with how they are estimated for stock options.

Components of Results of Operations

Revenue

Revenue is comprised of sales to patients through the medical program under the Cannabis Regulations, wholesale of bulk and finished product to other Licensed Producers under the Cannabis Regulations, wholesale of finished product to provinces and provincially regulated distributors under the Cannabis Act and applicable provincial legislation, and export sales to third-party distributors, hospitals, pharmacies and patients. Our products currently include: whole flower, ground flower, broad-spectrum cannabis oils and capsules, purified cannabis oils and capsules and accessories. Revenue is net of incentives, after discounts, returns and allowances for our assurance program and veterans coverage program.

Cost of sales

Cost of sales is mainly comprised of three categories: pre-harvest, post-harvest and shipment and fulfillment. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extraction, purification, quality testing and allocated overhead. Shipment and fulfillment costs include the costs of packaging, labelling, courier services and allocated overhead. Total cost of sales also includes cost of sales associated with accessories and inventory adjustments.

Research and development expenses

Research and development expenses consist of new product development, clinical trial expenses, study drug production, patient studies and surveys, pharmacokinetic studies, consultants and legal expenses. Research and development expenses also include process and systems engineering in both production and manufacturing aspects.

Sales and marketing expenses

Sales and marketing expenses primarily consist of personnel-related costs, including salaries, benefits, commissions for our employees engaged in physician and patient support, customer service and public relations. Sales and marketing expenses also include business development costs to support patient, physician, distributor, hospital, pharmacy and government relationships.  Costs also include the development of branding, marketing, packaging and educational materials for adult-use market.

General and administrative expenses

General and administrative expenses consist of costs incurred in our corporate offices, primarily related to personnel costs, which include salaries, variable compensation and benefits. General and administrative costs also include audit, legal, tax and professional fees and governance costs associated with operating as a public company. Other expenses in this category include general support services and commercialization costs associated with the expansion of our business in North America, Europe, Latin America and Asia Pacific.

Stock-based compensation

Stock-Based Compensation consist of non-cash costs for the fair value of compensation charges related to stock options and RSUs that are issued to employees, directors and consultants and amortized over the expected life of the instrument.

Foreign exchange gains and losses, net

Foreign exchange gains and losses represent the gains or losses resulting from foreign currency transactions. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period.

Interest expense, net

Interest expense is related to loans from convertible senior notes, a third-party mortgage on our Tilray Canada Ltd. property and Privateer Holdings debt facilities.

Income taxes

We are subject to income taxes in the jurisdictions where we operate or otherwise have a taxable presence. Consequently, income tax expense is driven by the allocation of taxable income to those jurisdictions. Activities performed in each jurisdiction impact the magnitude and timing of taxable events.

Results of Operations

Financial data is expressed in thousands of U.S. dollars.

Consolidated Statements of Net Loss Data

	Year Ended December 31,
	2018	2017	2016
Revenue	$43,130	$20,538	$12,644
Cost of sales	28,855	9,161	9,974
Gross margin	14,275	11,377	2,670
Research and development expenses	4,264	3,171	1,136
Sales and marketing expenses	15,366	7,164	3,599
General and administrative expenses	31,307	8,401	4,890
Stock-based compensation expense	20,988	139	94
Operating loss	(57,650)	(7,498)	(7,049)
Foreign exchange loss (gain), net	7,234	(1,363)	(186)
Interest expense, net	9,110	1,686	1,019
Other (income) expense, net	(1,820)	(12)	1
Deferred income tax recovery	(4,485)	—	—
Current income tax expense	34	—	—
Net loss	$(67,723)	$(7,809)	$(7,883)
Other Financial Data
Adjusted EBITDA (1)	$(33,100)	$(5,506)	$(5,002)

	Year Ended December 31,
	2018	2017	2016
(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of sales	67	45	79
Gross margin	33	55	21
Research and development expenses	10	15	9
Sales and marketing expenses	36	35	28
General and administrative expenses	73	41	39
Stock-based compensation expense	49	1	1
Operating loss	(134)	(37)	(56)
Foreign exchange loss (gain), net	17	(7)	(1)
Interest expense, net	21	8	8
Other (income) expense, net	(4)	N/A	N/A
Deferred income tax recovery	(10)	N/A	N/A
Current Income tax expense	N/A	N/A	N/A
Net loss	(157)%	(38)%	(62)%
Other Financial Data
Adjusted EBITDA (1)	(77)%	(27)%	(40)%

(1)

Adjusted EBITDA is a non-GAAP financial measure.  For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Net Loss and Adjusted EBITDA.”

N/A:	Not a meaningful percentage.

Revenue

	Year Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
Revenue	$43,130	$20,538	$12,644	$22,592	110%	$7,894	62%

Revenue was $43.1 million ($56.4 million CAD) in 2018, $20.5 million ($26.6 million CAD) in 2017, and $12.6 million ($16.9 million CAD) in 2016, respectively. Growth was driven by increased patient demand, ramp-up of production, new product introductions, bulk sales to other Licensed Producers, introduction of the adult-use market, and wholesale distribution in export markets. In January 2018, we launched high CBD oil drops, which helped drive extract sales in Canada. Our extract products revenue was $21.2 million ($26.4 million CAD) in 2018, and $4.0 million ($5.2 million CAD) in 2017 and $1.1 million ($1.6 million CAD) in 2016, respectively. On a percentage of revenue basis, extract products accounted for 49% of revenue for December 31, 2018, 19% in 2017 and 9% in 2016.  On October 17, 2018 the adult-use market was launched in Canada and contributed $4.4 million ($5.9 million CAD) to our revenue growth, representing 10% of revenue in 2018.  We expect Canadian adult-use revenues to be a greater percentage of total revenues for 2019 due to a full year of sales compared to 2018.

2017 revenue growth from 2016 was driven by increase in high potency products, bulk sales to other Licensed Producers and introduction of wholesale distribution in export markets.

The Canadian dollar revenue was derived using the average exchange rate during the reporting period. Amounts are individually converted by multiplying the U.S. dollar to Canadian dollar rate to determine the Canadian dollar amount.

Cost of sales and gross margin

	Year Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
Cost of sales	$28,855	$9,161	$9,974	$19,694	215%	$(813)	(8)%
Gross margin	14,275	11,377	2,670	2,898	25	8,707	326
Gross margin percentage	33%	55%	21%

Cost of sales increased in 2018 from the comparable period in 2017 primarily due to increased sales, the start-up of High Park Farms, a shift towards a mix of high THC and high CBD cultivars that have lower yields along with procurement of third-party supply. In mid-2018, we had our initial harvest of product at our High Park Farms facility and manufactured product.  In 2017 our costs of sales decreased from the comparable period in 2016 due to Tilray Canada reaching full capacity and increased production yields.

Gross margin percentage decreased in 2018 from the comparable period in 2017 primarily due to our post-harvest costs per gram increasing due to procurement of third-party supply and low yields and low through put during the scaling of new facilities.

Operating Expenses

	Year Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
Research and development expenses	$4,264	$3,171	$1,136	$1,093	34%	$2,035	179%
Sales and marketing expenses	15,366	7,164	3,599	8,202	114	3,565	99
General and administrative expenses	31,307	8,401	4,890	22,906	273	3,511	72
Stock-based compensation expense	20,988	139	94	20,849	N/A	45	48
Total operating expenses	$71,925	$18,875	$9,719	$53,050	281%	$9,156	94%
(as a percentage of revenue)
Research and development expenses	10%	15%	9%
Sales and marketing expenses	36	35	28
General and administrative expenses	73	41	39
Stock-based compensation expense	49	1	1
Total operating expenses	167%	92%	77%

N/A: Not a meaningful comparison

Research and development expenses increased year over year in 2018 and 2017 as compared to the prior years, primarily due to increase of new product initiatives and the production of drug for clinical trials. We expect our research and development expenses to increase as we pursue more clinical trial opportunities and continue to invest in developing non-combustible delivery formats and formulations.

Sales and marketing expenses increased in 2018 from the comparable period in 2017 primarily due to development of our Canadian adult-use sales and marketing team and the increase in headcount in Tilray Deutschland GmbH.  In 2017, sales and marketing expenses increased from 2016 primarily due to increase in headcount to support global expansion with launching of Tilray Deutschland GmbH and Tilray Australia New Zealand Pty Ltd and expansion of our patient care team which works directly with our patients to onboard them and find the right product and dosage.

General and administrative expenses increased in 2018 and 2017 as compared to prior years primarily due to increases in professional fees related to legal, audit and human resources, IT services to support our growth, public company costs and expansion plans and costs incurred for the startup of the operations of our subsidiaries High Park Farms, Ltd., High Park Holdings, Ltd. and Tilray Portugal Unipessoal, Lda.

Stock-based compensation expense increased in 2018 as compared to 2017 primarily due to issuance of stock options, restricted stock units and certain IPO contingency triggers related to performance-based awards granted under our new 2018 Equity Incentive Plan, (the “New Plan”).

Foreign exchange loss (gain), net

Foreign exchange in 2018 was $7.2 million loss compared to $1.4 million gain in 2017 and $0.2 million gain in 2016.  The loss in 2018 was driven by significantly larger cash balances held in Canadian currency and the rapid decline in Canadian currency compared to US currency.  The increase in 2017 from 2016 was related to foreign currency transaction gains on our Privateer Holdings debt facilities.

Interest expense

Interest expense in 2018 was $9.1 million compared to $1.7 million in 2017 and $1.0 million in 2016. The increase in expense in 2018 from 2017 was primarily due to the addition of the $475 million in Convertible Senior Notes Due 2023 (“Convertible Notes”) that were issued in October 2018.  In 2017 and 2016 interest expense was related to loans from a third-party mortgage on Tilray Canada, Ltd. and Privateer Holdings debt facilities.  We expect an increase in interest expense in 2019 to reflect a full year of expense related to the Convertible Notes.

Net loss and Adjusted EBITDA

	Year Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
Net loss	$(67,723)	$(7,809)	$(7,883)	$(59,914)	N/A	$74	NA
Adjusted EBITDA	$(33,100)	$(5,506)	$(5,002)	$(27,594)	N/A	$(504)	10%

N/A: Not a meaningful comparison

	Year Ended December 31,
	2018	2017	2016
Adjusted EBITDA reconciliation:
Net loss	$(67,723)	$(7,809)	$(7,883)
Stock-based compensation expense	20,988	139	94
Foreign exchange loss (gain), net	7,234	(1,363)	(186)
Interest expense, net	9,110	1,686	1,019
Other (income) expense, net	(1,820)	(12)	1
Deferred income tax recovery	(4,485)	—	—
Current income tax expense	34	—	—
Depreciation and amortization	3,562	1,853	1,953
Adjusted EBITDA	$(33,100)	$(5,506)	$(5,002)

Net loss increased in 2018 from the comparable period in 2017 primarily due to an increase in operating expenses related to continued growth, the expansion of our international teams, interest related to our Convertible Notes, foreign exchange loss (gain), net, stock-based compensation expense and our IPO.  Net loss remained relatively flat in 2017 compared to 2016, as the growth in gross profit was offset by the increase in operating expenses.

Adjusted EBITDA decreased in 2018 from the comparable period in 2017 primarily due increase in third-party purchases for product supply and increase in growth in our facility expansion of our international teams.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Some of these limitations are that:

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

•

In 2018, we revised the definition of Adjusted EBITDA to exclude the impact of deferred income tax recovery, which could be a significant recurring deferred income tax recovery in our business in the future.  Prior periods have been recast to reflect the change.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $487.3 million and short-term investments totaling $30.3 million, which were held for working capital and general corporate purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, treasury bills, corporate bonds and commercial papers.

In February and March 2018, we issued 7,794,042 shares of Series A preferred stock at $7.10 per share ($8.90 per share CAD) in exchange for cash gross proceeds of approximately $55.0 million ($69.1 million CAD) from third-party institutional investors.

In July 2018, we completed our IPO, whereby 10,350,000 shares of our Class 2 common stock were sold at a price of $17.00 per share ($22.45 per share CAD), which included 1,350,000 shares sold pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of $163.7 million after deducting the underwriting discount.

In October 2018, we entered into an indenture relating to the issuance of $475.0 million aggregate principal amount of Convertible Notes, which included $25.0 million pursuant to the underwriters’ option to purchase an additional aggregate principal amount.  Net proceeds from the issuance were approximately $460.3 million, after deducting the initial purchasers’ commissions and other fees and expenses payable by the Company.

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

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(46,248)	$(6,003)	$(3,318)
Net cash used in investing activities	(98,620)	(11,815)	(1,025)
Net cash provided by financing activities	630,998	12,235	10,919
Effect of foreign currency translation	(1,198)	375	226
Cash and cash equivalents, beginning of year	2,323	7,531	729
Cash and cash equivalents, ending of year	487,255	2,323	7,531
Increase (decrease) in cash and cash equivalents	$484,932	$(5,208)	$6,802

Cash flows from operating activities

The changes in net cash used by operating activities in 2018 compared to 2017 was primarily due to an increase in operating costs to expand cultivation facilities, enter new markets and public company costs. The changes in operating cash in 2017 compared to 2016 were primarily due to increased levels of working capital.

Cash flows from investing activities

The changes in net cash used in investing activities in 2018 compared to 2017 was primarily due to an increase in investments purchased using proceeds from the Convertible Notes and IPO as well as capital expenditures for expansion of cultivation and production assets.  The changes in net cash used in investing activities in 2017 compared to 2016 was primarily due to capital expenditures related to the construction of High Park Farms facility.

Cash flows from financing activities

The changes in net cash provided by financing activities in 2018 compare to 2017 includes net proceeds from our Convertible Notes, Series A preferred stock financing, IPO and repayment of debt facilities.

The table below sets out the cash and cash equivalents, inventory and contractual obligations and commitments:

	As of December 31,	As of December 31,
	2018	2017
Cash and cash equivalents	$487,255	$2,323
Short-term investments	30,335	—
Inventory	16,211	7,421
Privateer Holdings debt facilities	—	32,826
Current portion of long-term debt	—	9,432

We primarily have financed our operations through the issuance of common and preferred stock, revenue generating activities, advances under the Privateer Holdings credit facility and the private placement of our Convertible Notes. We believe that our existing cash will be sufficient to meet our working capital requirements.

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

Contractual Obligations and Commitments

The following table reflects our future non-cancellable minimum contractual commitments as of December 31, 2018:

		Payments due by period
		<1 Year	1-3 Years	4-5 Years	> 5 Years
Operating leases	$4,971	$916	$1,584	$1,099	$1,372
Capital leases	3,115	733	1,466	916	—
Convertible senior notes due 2023	475,000	—	—	—	475,000
Total	$483,086	$1,649	$3,050	$2,015	$476,372

In December 2018, we signed an agreement with Rose Lifescience, Inc., for distribution and marketing of our product in Quebec in exchange for minimum fees of $0.5 million per annum for an initial term of five years.

Contingencies

In the normal course of business, we may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on our consolidated financial statements.

Segment and Geographic Information

For segment and geographic information refer to “Part II, Item 8. Note 19 – Business Segment Information” to our annual report.

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

Corporate Structure

Refer to the Exhibit 21.1 for listing of the Company’s subsidiaries, which also includes entities acquired and/or created in 2019.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in “Part II, Item 8. Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the Company’s cash equivalent, short-term investments, convertible note and the market value of all interest-earning assets, other than those which possess a short term to maturity. A 10% change in the interest rate in effect on December 31, 2018 would not have a material effect on i) fair value of our cash equivalents and short-term investments as the majority of the portfolio have a maturity date of three-months or less, and ii) interest income as interest income is not a significant component of the Company’s earnings and cash flow. In addition, the Convertible Notes bear interest at a fixed rate of 5% and are not publicly traded. Therefore, fair value of the Convertible Notes and interest expense is not affected by changes in the market interest rates.

Equity Price Risks

As of December 31, 2018, we held long-term investments classified as either available-for-sale or cost method investments.  The fair values of the available-for-sale investment in equities fluctuate based on changes in the stock prices. These investment in equities were acquired as part of the Company’s strategic transactions.

Accordingly, the changes in fair values of investment in equities under the available-for-sale investments are recognized through other comprehensive income.  Based on the fair value of investment in equities held as of December 31, 2018, a hypothetical decrease of 10% in the prices for these companies would reduce the fair values of the investments and result in unrealized loss recorded in other comprehensive income by $185,000.  We did not hold any investments classified as either available-for-sale or cost method investments in 2017.

Foreign Currency Risk

Our consolidated financial statements are expressed in U.S. dollars, but we have net assets and liabilities denominated in Canadian dollars, Euro, Australian dollars and Chilean dollars. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect at the dates when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact.

A 10% change in the exchange rates for the foreign currencies would affect the carrying value of net assets by approximately $2,817 as of December 31, 2018, with a corresponding impact to accumulated other comprehensive income.  We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tilray, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tilray, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of net loss and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte LLP

Chartered Professional Accountants

Vancouver, Canada

March 25, 2019

We have served as the Company's auditor since 2017.

TILRAY, INC.

Consolidated Balance Sheets

(in thousands of U.S. dollars, except for share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$487,255	$2,323
Short-term investments	30,335	—
Accounts receivable, net of allowance for doubtful accounts of $292 and $8 as of December 31, 2018 and 2017, respectively	16,525	983
Other receivables	969	1,131
Inventory	16,211	7,421
Prepaid expenses and other current assets	3,007	545
Total current assets	554,302	12,403
Property and equipment, net	80,214	39,985
Intangible assets, net	4,486	934
Investments	16,911	—
Deposits and other assets	754	626
Total assets	$656,667	$53,948
Liabilities
Current liabilities:
Accounts payable	10,649	5,563
Accrued expenses and other current liabilities	14,818	2,021
Accrued obligations under capital lease	470	379
Current portion of long-term debt	—	9,432
Privateer Holdings debt facilities	—	32,826
Total current liabilities	25,937	50,221
Accrued obligations under capital lease	8,286	8,579
Deferred tax liability	4,424	—
Convertible senior notes due 2023, net of issuance cost	420,367	—
Total liabilities	$459,014	$58,800
Stockholders' equity (deficit):
Class 1 common stock ($0.0001 par value, 250,000,000 shares authorized and 16,666,667 shares issued and outstanding at December 31, 2018; none authorized, issued or outstanding at December 31, 2017)	2	—
Class 2 common stock ($0.0001 par value; 500,000,000 shares authorized and 76,504,200 shares issued and outstanding at December 31, 2018; none authorized, issued or outstanding at December 31, 2017)	8	—
Capital stock (none authorized, issued or outstanding at December 31, 2018; 1 share authorized, issued and outstanding at December 31, 2017)	—	—
Additional paid-in capital	302,057	31,736
Accumulated other comprehensive income	3,763	3,866
Accumulated deficit	(108,177)	(40,454)
Total stockholders' equity (deficit)	197,653	(4,852)
Total liabilities and stockholders' equity (deficit)	$656,667	$53,948

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands of U.S. dollars, except for share and per share data)

	Years ended December 31,
	2018	2017	2016
Revenue	$43,130	$20,538	$12,644
Cost of sales	28,855	9,161	9,974
Gross margin	14,275	11,377	2,670
Research and development expenses	4,264	3,171	1,136
Sales and marketing expenses	15,366	7,164	3,599
General and administrative expenses	31,307	8,401	4,890
Stock-based compensation expense	20,988	139	94
Operating loss	(57,650)	(7,498)	(7,049)
Foreign exchange loss (gain), net	7,234	(1,363)	(186)
Interest expense, net	9,110	1,686	1,019
Other (income) expense, net	(1,820)	(12)	1
Loss before income taxes	(72,174)	(7,809)	(7,883)
Deferred income tax recovery	(4,485)	—	—
Current income tax expense	34	—	—
Net loss	$(67,723)	$(7,809)	$(7,883)
Net loss per share - basic and diluted	(0.82)	(0.10)	(0.11)
Weighted average shares used in computation of net loss per share - basic and diluted	83,009,656	75,000,000	75,000,000
Net loss	$(67,723)	$(7,809)	$(7,883)
Foreign currency translation gain	662	282	418
Unrealized gain (loss) on cash equivalents and investments	(765)	—	—
Comprehensive loss	$(67,826)	$(7,527)	$(7,465)

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands of U.S. dollars, except for share and per share data)

		Convertible preferred shares		Common stock
	Capital stock	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total equity (deficit)
Balance at December 31, 2015	—	—	$—	—	$—	$31,495	$3,166	$(24,762)	$9,899
Stock-based compensation expense	—	—	—	—	—	94	—	—	94
Foreign currency translation gain	—	—	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	—	—	(7,883)	(7,883)
Balance at December 31, 2016	—	—	—	—	—	31,589	3,584	(32,645)	2,528
Contributions	—	—	—	—	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	—	139	—	—	139
Foreign currency translation gain	—	—	—	—	—	—	282	—	282
Net loss	—	—	—	—	—	—	—	(7,809)	(7,809)
Balance at December 31, 2017	—	—	—	—	—	31,736	3,866	(40,454)	(4,852)
Issuance of convertible preferred stock, net of issuance costs	—	7,794,042	2	—	—	52,558	—	—	52,560
Conversion of convertible preferred stock	—	(7,794,042)	(2)	7,794,042	2	—	—	—	—
Issuance of common stock, net of issuance cost	—	—	—	85,350,000	8	160,784	—	—	160,792
Stock-based compensation expense	—	—	—	—	—	20,988	—	—	20,988
Foreign currency translation gain	—	—	—	—	—	—	662	—	662
Deferred tax liability related to convertible senior notes due 2023, net of issuance costs	—	—	—	—	—	(8,809)	—	—	(8,809)
Unrealized gain (loss) on cash equivalents and investments	—	—	—	—	—	—	(765)	—	(765)
Issuance of shares for Alef acquisition	—	—	—	26,825	—	2,855	—	—	2,855
Equity component related to issuance of convertible senior notes due 2023, net of issuance costs	—	—	—	—	—	41,945	—	—	41,945
Net loss	—	—	—	—	—	—	—	(67,723)	(67,723)
Balance at December 31, 2018	—	—	$—	93,170,867	$10	$302,057	$3,763	$(108,177)	$197,653

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars, except for per share data)

	Year ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(67,723)	$(7,809)	$(7,883)
Adjusted for the following items:
Foreign currency loss (gain)	6,477	(1,363)	(187)
Provision for doubtful accounts and returns	285	—	9
Inventory write-downs	384	204	234
Depreciation and amortization	3,562	1,853	1,953
Stock-based compensation expense	20,988	139	94
Non-cash interest expense	5,669	693	772
Deferred income tax recovery	(4,485)	—	—
(Gain) Loss on disposal of property and equipment	(2)	11	2
Loss on sale of investment	6	—	—
Amortization of discount on convertible senior notes due 2023	2,180	—	—
Changes in non-cash working capital:
Accounts receivable	(16,512)	(507)	317
Other receivables	101	(1,187)	(1)
Inventory	(9,226)	(3,295)	693
Prepaid expenses and other current assets	(2,588)	(433)	(8)
Accounts payable	5,218	4,728	122
Accrued expenses and other current liabilities	9,418	963	565
Net cash used in operating activities	(46,248)	(6,003)	(3,318)
Investing activities
Decrease (increase) in deposits and other assets	—	(397)	6
Purchases of short-term and non-current investments	(319,373)	—	—
Proceeds from sale of short-term investments	274,497	—	—
Purchases of property and equipment	(50,198)	(10,910)	(488)
Proceeds from disposal of property and equipment	713	23	—
Purchases of intangible assets	(4,259)	(531)	(543)
Net cash used in investing activities	(98,620)	(11,815)	(1,025)
Financing activities
Repayment under Privateer Holdings debt facilities	(36,940)	—	—
Advances under Privateer Holdings debt facilities	3,453	6,039	4,406
Advances under Privateer Holdings construction facilities	—	6,395	—
Proceeds from Preferred Shares - Series A, net of transaction costs	52,560	—	—
Repayment of mortgage debt	(9,136)	—	—
Proceeds from mortgage debt	—	—	9,062
Payments on long-term debt	—	—	(2,190)
Long-term debt financing costs	—	—	(359)
Minimum lease payments under capital lease	—	(199)	—
Proceeds from issuance of convertible senior notes due 2023, net of issuance costs	460,269	—	—
Proceeds from issuance of common stock pursuant to IPO	176,091	—	—
Payment of costs from issuance of common stock pursuant to IPO	(15,299)	—	—
Net cash provided by financing activities	630,998	12,235	10,919
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(1,198)	375	226
Cash, cash equivalents and restricted cash
Increase (decrease) in cash, cash equivalents and restricted cash	484,932	(5,208)	6,802
Cash and cash equivalents, beginning of period	2,323	7,531	729
Cash, cash equivalents and restricted cash, end of period	$487,255	$2,323	$7,531
Supplemental Disclosure for Cash Flow Information
Cash paid for interest	$1,189	$1,157	$295
Non-cash financing activities
Capital lease obligation	$—	$8,958	$—
Conversion of preferred stock to common stock	$2	$—	$—
Non-cash investing
Addition to property and equipment under capital lease	$114	$8,958	$—
Alef acquisition	$2,855	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Notes to Consolidated Financial Statements

1. Description of Business and Summary

Tilray, Inc. (the “Company”) was incorporated in Delaware on January 24, 2018 as a wholly owned subsidiary of Privateer Holdings, Inc. (“Privateer Holdings”). On January 25, 2018, Privateer Holdings transferred the equity interest in Decatur Holdings, B.V. (“Decatur”) to Tilray, Inc.  Decatur was subsequently dissolved on December 27, 2018.

Prior to the incorporation of Decatur on March 8, 2016, the four wholly owned subsidiaries of Privateer Holdings consisted of Tilray Canada, Ltd., Dorada Ventures, Ltd., Gatenhielm Group, CV, and High Park Farms, Ltd. and were capitalized with a nominal amount for each capital stock. In 2016, Privateer Holdings made capital contributions to Tilray Canada, Ltd. in the aggregate amount of $31,495. The equity interests of the four wholly owned subsidiaries were transferred to Decatur upon incorporation in 2016.

Subsequent to its formation, Decatur incorporated Tilray Deutschland GmbH, Tilray Portugal Unipessoal, Lda., Pardel Holdings, Lda. and Tilray Australia New Zealand Pty. Ltd.

The transfers of the equity interests described above were between entities under common control and were recorded at their carrying amounts. The consolidated financial statements of the Company (the “financial statements”) are prepared, on a continuity of interest basis, reflecting the historical financial information of Decatur prior to January 25, 2018.

The principal activities of the Company are the production and sale of medical and adult-use cannabis in Canada, as well as export and sale of medical cannabis from Canada into other jurisdictions. These activities were previously regulated by the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) under the Controlled Drugs and Substances Act; on October 17, 2018, the ACMPR was superseded by the Cannabis Regulations under the Cannabis Act. The Company’s license to cultivate, process and sell medical cannabis products in Canada was first granted on March 24, 2014.  Subsequently, the Company received a Licensed Dealer designation under Canada’s Narcotic Control Regulations (“NCR”) from Health Canada, allowing the Company to sell medical cannabis in Canada and export medical cannabis products to other countries in accordance with applicable laws. These licenses have now been consolidated under the Cannabis Regulations.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements (the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). To the extent relevant, the financial statements include expense allocations for certain corporate functions historically provided by Privateer Holdings. The assumptions underlying the financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not however reflect the expenses the Company has incurred or will incur as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as treasury, information technology, financial reporting and oversight.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Start-ups Act of 2012, (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

Basis of consolidation

These financial statements include the accounts of the following entities wholly owned by the Company as of December 31, 2018:

Name of entity	Date of formation	Place of incorporation
Tilray Canada, Ltd.	September 6, 2013	British Columbia, Canada
Dorada Ventures, Ltd.	October 18, 2013	British Columbia, Canada
High Park Farms, Ltd.	February 19, 2016	British Columbia, Canada
Tilray Deutschland GmbH	November 3, 2016	Germany
Tilray Portugal Unipessoal, Lda.	April 5, 2017	Portugal
Pardal Holdings, Lda.	April 24, 2017	Portugal
Tilray Australia New Zealand Pty. Ltd.	May 9, 2017	Australia
High Park Holdings, Ltd.	February 8, 2018	British Columbia, Canada
National Cannabinoid Clinics Pty Ltd.	September 19, 2018	Australia
Tilray Latin America SpA	November 5, 2018	Chile
Tilray Portugal II, Lda.	December 11, 2018	Portugal

Tilray, Inc. was incorporated in Delaware in January 2018. Prior to January 2018, we operated our business under Decatur, which was formed in March 2016.  Decatur was incorporated under the laws of the Netherlands on March 8, 2016 as a wholly owned subsidiary of Privateer Holdings to hold a 100% ownership interest in the underlying entities included above.  Decatur has been disolved as of December 31, 2018. The entities listed above are wholly owned by the Company and have been formed to support the intended operations of the Company and all intercompany transactions and balances have been eliminated in the financial statements of the Company.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from these estimates. Key estimates in these financial statements include the allowance for doubtful accounts, inventory write-downs, capitalization of internally developed software costs, estimated useful lives of property, plant and equipment and intangible assets, valuation allowance on deferred income tax assets, fair value of stock options granted under Privateer Holdings’ equity-based compensation plan (the “Original Plan”) and the new 2018 Equity Incentive Plan (the “New Plan”) and the fair value of the Convertible Senior Notes due 2023 (“Convertible Notes”) and equity component.

Foreign currency

These financial statements are presented in the United States dollar (“USD”), which is the Company’s reporting currency. Functional currencies for the entities in these financial statements are their respective local currencies, including the Canadian dollar (“CAD”), Australian dollar, Chilean Peso and the Euro.

The assets and liabilities of each entity are translated to USD at the exchange rate in effect as at December 31, 2018 and 2017. Certain transactions affecting the stockholders’ equity (deficit) are translated at historical foreign exchange rates. The statements of net loss and comprehensive loss and statements of cash flows are translated to USD applying the average foreign exchange rate in effect during the reporting period. The resulting translation adjustments are included in other comprehensive loss.

Monetary assets and liabilities denominated in foreign currencies are translated to the functional currency by applying the foreign exchange rate in effect at the balance sheet date. Revenues and expenses are translated using the average foreign exchange rate for the reporting period. Realized and unrealized foreign currency differences are recognized in the statement of net loss and comprehensive loss.

Net loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options and the incremental shares issuable upon conversion of the Convertible Notes. Potential dilutive common share equivalents consist of stock options, restricted stock units (“RSUs”) and restricted stock awards.

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As of December 31, 2018, there were 7,902,263 common share equivalents with potential dilutive impact. Since the Company is in a net loss for all periods presented in these financial statements, there is no difference between the Company’s basic and diluted net loss per share for the periods presented. There were no common share equivalents that would have a dilutive impact in 2016 and 2017.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less.

Cash and cash equivalents include amounts held primarily in U.S. dollar, Canadian dollar, Euro, Australian dollar, Chilean peso, corporate bonds, commercial paper, treasury bills and money market funds.

Investments

Investments consist of treasury bills and equity securities.  Equity securities generally consist of securities that represent ownership interests in an enterprise for which do not have significant influence or a controlling interest.  The Company’s investments are classified as available-for-sale securities or as a cost method investment.

Available-for-sale securities

Securities classified as available-for-sale are recorded at fair value.  Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale, are excluded from income and reflected in other comprehensive income (“OCI”), and the cumulative effect is reported as a separate component of shareholders’ equity until realized.  If a decline in fair value is deemed to be other-than-temporary, the investment is written down to its fair value and the amount of the write-down is recorded as other-than-temporary impairment (“OTTI”) loss in the statement of net loss.  Any portion of such decline related to the securities that are not held-to-maturity and is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than against income.

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Cost method investments

Equity securities for which the fair value is not readily determinable are carried at cost.  Distributions from the equity security are recognized as income dividend when received.

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and determined to be other-than-temporary.

Fair value measurements

The carrying value of the Company’s accounts receivable, other receivables, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.  Investments classified as available-for-sale are recorded at fair value. The estimated fair value for securities held is determined using quoted market prices or broker or dealer quotations.

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

Inventory

Inventory is comprised of raw materials, finished goods and work-in-progress such as pre-harvested cannabis plants and by-products to be extracted. The costs of growing cannabis including but not limited to labor, utilities, nutrition and irrigation, are capitalized into inventory until the time of harvest.

Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Cost includes expenditures directly related to manufacturing and distribution of the products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment and production facilities determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes.

Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory obsolescence to measure inventory at the lower of cost or net realizable value. Factors considered in the determination of obsolescence include slow-moving or non-marketable items.

Property and equipment

Property and equipment are recorded at cost net of accumulated depreciation. Assets held under capital leases are capitalized at the commencement of the lease at the lower of the present value of minimum lease payments at the inception of the lease or fair value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of buildings is 20 years and the estimated useful life of property and equipment, other than buildings, ranges from three to seven years. Land is not depreciated. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the remaining lease term.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the useful lives of assets or increase productivity, are capitalized. When significant parts of an item of property and equipment have different useful lives, they are accounted for as separate items or components of property and equipment.

Construction in progress includes construction progress payments, deposits, engineering costs, interest expense for debt financing on long-term construction projects and other costs directly related to the construction of the facilities. Expenditures are capitalized during the construction period and construction in progress is transferred to the relevant class of property and equipment when the assets are available for use, at which point the depreciation of the asset commences.

Intangible assets

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated to the software.  Capitalization of costs incurred in connection with internally developed software commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended use. All other costs are expensed as incurred. Amortization is calculated on a straight-line basis over three years. Costs incurred for enhancements that are expected to result in additional functionalities are capitalized.

The estimated useful lives are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

Intangible assets also include the license acquired as part of the acquisition of Alef Biotechnology SpA (“Alef”).  The acquistion of Alef was accounted for as an asset acquisition as it did not meet the defintion of a business.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The reversal of impairment losses is prohibited.

Capitalization of interest

Interest incurred relating to the construction or expansion of facilities is capitalized to the construction in progress. The Company ceases the capitalization of interest when construction activities are substantially completed and the facility is available for commercial use.

Leases

The Company enters into various leases in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. A capital lease is a lease in which 1) ownership of the property transfers to the lessee by the end of the lease term; 2) the lease contains a bargain purchase option; 3) the lease term is equal to 75% or more of the economic life of the leased property; or 4) the present value of the minimum lease payment at the inception of the lease term equals or exceeds 90% of the fair value of the leased property.

An asset and a corresponding liability are established at inception for capital leases. The capital lease assets are included in property, plant and equipment and the capital lease obligations are included in accrued obligations under capital lease. Operating lease payments are recognized as an expense on a straight-line basis over the lease term.

Convertible Senior Notes due 2023

The Company accounts for its Convertible Notes with a cash conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  The initial proceeds from the sale of Convertible Notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance.  The resulting debt discount is amortized over the five-year period during which the Convertible Notes are expected to be outstanding as additional non-cash interest expense.

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase. The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, would be recognized as gain (loss) on extinguishment of debt in the Consolidated Statements of Net Loss and Comprehensive Loss. The remaining settlement consideration allocated to the equity component would be recognized as a reduction of additional paid-in capital in the Consolidated Balance Sheets.

Revenue recognition

The Company recognizes revenue as earned when the following four criteria have been met: (i) when persuasive evidence of an arrangement exists, (ii) the product has been delivered to a customer, (iii) the sales price is fixed or determinable, and (iv) collection is reasonably assured. Revenue is recognized net of sales incentives and returns, after discounts for the assurance program, veterans coverage program and compassionate programs.

Direct-to-patient sales are recognized when the products are shipped to the customers. Bulk and adult-use sales under wholesale agreements are recognized based on the shipping terms of the agreements. Export sales under pharmaceutical distribution and pharmacy supply agreements are recognized when products are delivered to the end customers or patients.

Customer loyalty awards are accounted for as a separate component of the sales transaction in which they are granted. A portion of the consideration received in a transaction that includes the issuance of an award is deferred until the awards are ultimately redeemed. The allocation of the consideration to the award is based on an evaluation of the award’s estimated fair value at the date of the transaction. The customer loyalty program was discontinued in September 2017 and all customer loyalty awards expired as at December 31, 2017.

Cost of sales

Cost of sales represents costs directly related to manufacturing and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling and the depreciation of manufacturing equipment and production facilities. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes. The Company recognizes the cost of sales as the associated revenues are recognized.

Stock-based compensation

The Company measures and recognizes compensation expense for stock options and RSUs on a straight-line basis over the vesting period based on their grant date fair values. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model.  The fair value of RSUs is based on the share price as at date of grant. For stock options and RSUs granted in May and June 2018, prior to the Company’s IPO, the fair value of common stock at the date of grant was determined by the Board of Directors with assistance from third-party valuation specialists. The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates.

The critical assumptions and estimates used in determining the fair value of stock-based compensation on the grant date are: fair value of common shares on the grant date, risk-free interest rate, share price volatility of comparable companies, and the expected term.

For performance-based stock options and RSUs, the Company records compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. At each reporting date, the Company assesses whether achievement of a milestone is considered probable, and if so, records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. The Company will recognize remaining compensation expense with respect to a milestone, if any, over the remaining estimated service period.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs.

New accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. Further, the FASB has issued a number of additional ASUs regarding the new revenue recognition standard. The new standard, as amended, will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. For public companies, the new standard is effective for annual reporting periods beginning after December 31, 2017, including interim periods within that reporting period. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2018. The Company is evaluating the impact and expects to implement the provisions of ASU 2014-09 for the annual periods beginning on January 1, 2019. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. For public companies, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within the fiscal year.  For all other entities, including emerging growth companies, ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. The Company is evaluating the impact and expects to implement the provisions of ASU 2016-01 for the annual periods beginning on January 1, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and, (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public companies, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018.  For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 2020.  Earlier application is permitted.  The Company expects to implement the provisions of ASU 2016-02 for annual periods beginning January 1, 2020. The Company is currently evaluating the impact of the new standard on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either assets or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018.  The Company expects to implement the provisions of ASU 2016-09 as of January 1, 2019. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company expects to implement the provisions of ASU 2016-13 as of January 1, 2022. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted.  The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

3. Investments

The Company’s short-term investments are classified as available-for-sale investments and the long-term investments are classified as either available-for-sale or cost method investments.

The following table summarizes the unrealized gains and losses and estimated fair value of our short-term investments as of December 31, 2018:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Treasury bills	$30,367	$32	$64	$30,335
Total	$30,367	$32	$64	$30,335

Our short-term investments consist of treasury bills, which are deemed to be low risk based on their credit ratings from the major rating agencies. All our short-term investments have contractual maturities of one year or less.

The following table summarizes the unrealized gains and losses and estimated fair value of our long-term investments as of December 31, 2018:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment in equities	$17,713	$—	$802	$16,911
Total	$17,713	$—	$802	$16,911

Our investment in equities are reported in long-term investments on our Consolidated Balance Sheets. The following table provides a summary of the classification of our investment in equities:

	December 31,
	2018	2017
Investments in equities under available-for-sale method	$1,845	$—
Investment in equities under the cost method	15,066	—
Total investment in equities	$16,911	$—

Total unrealized loss recognized to other comprehensive income related to the long-term available-for-sale equity securities during the year was $802.

As at December 31, 2017, the Company did not hold any short-term and long-term investments.

4. Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2018
Cash equivalents:
Money market fund	$33,111	$—	—	$33,111
Corporate bonds	7,796	—	—	7,796
Commercial paper	9,975	—	—	9,975
Treasury bills	152,879	—	—	152,879
Total cash equivalents	203,761	—	—	203,761
Investments:
Treasury bills	30,335	—	—	30,335
Investment in equities	1,163	682	—	1,845
Total investments	31,498	682	—	32,180
Total	$235,259	$682	$—	$235,941

The cash equivalents carrying amount as of 2018 includes an unrealized gain of $69, which is recorded in other comprehensive income.  As at December 31, 2017 the Company did not hold any assets that were measured at fair value.

5. Inventory

Inventory is comprised of the following items:

	December 31,
	2018	2017
Raw materials	$2,132	$163
Work-in-process – dry cannabis	9,982	1,396
Work-in-process – cannabis extracts	2,830	30
Finished goods – dry cannabis	113	3,501
Finished goods – cannabis extracts	1,083	2,158
Finished goods – accessories	71	173
Total	$16,211	$7,421

Inventory is written down for any obsolescence or when the net realizable value of inventory is less than the carrying value. For the year ended December 31, 2018, the Company recorded write-downs related to inventory within work-in-process of $4,561 (2017 – $617), in cost of sales.

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2018	2017
Land	$4,498	$2,547
Buildings and leasehold improvements	51,111	19,569
Laboratory and manufacturing equipment	6,131	2,815
Office and computer equipment	970	571
Assets under capital lease	9,661	9,191
Construction in process	15,343	9,872
	87,714	44,565
Less: accumulated depreciation and amortization	(7,500)	(4,580)
Total	$80,214	$39,985

Depreciation expense included in cost of sales relating to manufacturing equipment and production facilities for the year ended December 31, 2018 is $1,964 (2017 – $1,303 and 2016 – $1,247). Depreciation expense included in general administrative expenses related to general office space and equipment for the year ended December 31, 2018 is $149 (2017 – $95 and 2016 – $92). The remaining depreciation is included in inventory.

For the year ended December 31, 2018, there is $158 (2017 – $34) of capitalized interest included in construction-in-progress.

7. Intangible Assets

Intangible assets are comprised of the following items:

		December 31,
		2018			2017
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Website	3	$3,755	$2,253	$1,502	$2,813	$1,879	$934
Total		3,755	2,253	1,502	2,813	1,879	934
Other intangible assets:
Alef license	—	2,984	—	2,984	—	—	—
Total		2,984	—	2,984	—	—	—
Total intangible assets		$6,739	$2,253	$4,486	$2,813	$1,879	$934

The net carrying value of intangible assets as of December 31, 2018 includes $43 (December 31, 2017 – $381) of intangible assets under construction, relating to expenditures incurred to develop additional functionalities for the patient portal.

Intangible asset additions in 2018 included a licence acquired as part of the Alef acquisition.  The value of the license is $2,984.  Refer to Note 16 for detail description.

The amortization expense for the next five years on intangibles assets in use are as follows: 2019 – $731; 2020 – $431; 2021 – $340; and thereafter – nil.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following items:

	December 31,
	2018	2017
Accounts payable - trade	$9,716	$5,563
Accounts payable - related parties	933	—
Accrued interest on convertible senior notes due 2023	5,302	—
Accrued legal fees	565	10
Accrued payroll	3,278	610
Other accrued expenses	5,673	1,401
Total	$25,467	$7,584

9. Long-Term Debt

Long-term debt is as follows:

	December 31,
	2018	2017
Mortgage payable, due January 2019, annual interest 11.5%	$—	$9,537
Unamortized deferred financing costs	—	(105)
	—	9,432
Less current portion of long-term debt	—	(9,432)
Total	$—	$—

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

The mortgage was secured by a deed of trust on all assets of Tilray Canada, Ltd. and was guaranteed by Privateer Holdings. The carrying value of the mortgage approximates its fair value because the interest rate on the mortgage is equivalent to current market rates.  In October 2018, the Company repaid the outstanding mortgage balance.

10. Convertible Senior Notes Due 2023

In October 2018 the Company issued Convertible Notes with a face value of $475,000.  The net proceeds from the offering were approximately $460,134, after deducting commissions and other fees and expenses payable by the Company.

The Convertible Notes bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2019. Additional interest may accrue on the Convertible Notes in specified circumstances. The Convertible Notes will mature on October 1, 2023, unless earlier repurchased, redeemed or converted. There are no principal payments required over the five year term of the Convertible Notes, except in the case of redemption or events of defaults.

The Convertible Notes are governed by an Indenture between the Company, as issuer, and GLAS Trust Company LLC, as trustee.  The Convertible Notes are the Company’s general unsecured obligations and rank senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of the Company’s current or future subsidiaries.

The Indenture includes customary covenants and sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable, including certain types of bankruptcy or insolvency involving the Company.

To the extent the Company so elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will, for the first 365 days after such event of default, consist exclusively of the right to receive additional interest on the notes.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election (the “cash conversion option”). The initial conversion rate for the Convertible Notes is 5.9735 shares of common stock per one thousand dollar principal amount of notes, which is equivalent to an initial conversion price of approximately $167.41 per share of common stock.  Throughout the term of the Convertible Notes, the conversion rate may be adjusted upon the occurrence of certain events.

Prior to the close of business on the business day immediately preceding April 1, 2023, the Convertible Notes will be convertible only under the specified circumstances. On or after April 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of one thousand dollar principal amount, at the option of the holder regardless of the forementioned circumstances.

As a result of the cash conversion option, the Company separately accounts for the value of the embedded conversion option as a component of equity.  The value of the embedded conversion option is the residual of the net proceeds of the issuance, less the estimated fair value of the debt without the conversion feature, and amounted to $57.6 million at issuance.  The estimated fair value of the debt without the conversion feature, was determined using the expected cash flows of the Convertible Notes discounted by the estimated interest rate of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the Convertible Notes using the interest method with an effective interest rate of 8% per annum.  The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2018, the Convertible Notes are not yet convertible. The Convertible Notes will become convertible upon the satisfaction of the above circumstances. In accounting for the transaction costs related to the issuance of the Convertible Notes, the Company allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Direct issue costs attributable to the debt component, totaling $13,467, are being amortized as non-cash interest expense over the term of the Convertible Notes, and offering costs attributable to the equity component, totaling $1,398, were recorded within stockholders’ equity (deficit).

As at December 31, 2018, the Company was in compliance with all the covenants set forth under the Indenture.

The following table sets forth the net carrying amount of the Convertible Notes:

December 31, 2018
5.00% Convertible Senior Notes	$475,000
Unamortized discount	(41,687)
Unamortized transaction costs	(12,946)
Net carrying amount	$420,367

The following table sets forth total interest expense recognized related to the Convertible Notes:

Year ended December 31, 2018
Contractual coupon interest	$5,302
Amortization of discount	2,152
Amortization of direct issue costs	28
Total	$7,482

11. Capital Stock

Capital Stock

As of December 31, 2017, the Company had authorized, issued and outstanding one share of capital stock with a one dollar par value. Each share of capital stock was entitled to one vote.  As of December 31, 2018, no shares of capital stock were authorized, issued or outstanding.

Common and Convertible Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of December 31, 2018.

	Par Value	Authorized	Voting Rights
Class 1 common stock	$0.0001	250,000,000	10 votes for each share
Class 2 common stock	$0.0001	500,000,000	1 vote for each share
Convertible preferred stock	$0.0001	10,000,000	N/A

In February 2018, the Company completed a recapitalization in which the Company issued 75,000,000 shares of Class 1 common stock to Privateer Holdings in exchange for the net assets of Decatur Holdings, BV.  Of which 58,333,333 Class 1 common stock was converted into Class 2 common stock upon IPO, resulting in Privateer share ownership of 58,333,333 of Class 2 common stock and 16,666,667 of Class 1 common stock.

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

In February and March 2018, the Company issued an aggregate of 7,794,042 shares of Series A preferred stock at an issue price of $7.10 ($8.90 CAD) per share.  In July 2018, the Company completed its IPO and upon the closing of the IPO, all shares of the outstanding Series A preferred stock automatically converted into 7,794,042 shares of Class 2 common stock on a one-for-one basis.

12. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Year ended December 31,
	2018	2017	2016
Salaries	$11,721	$3,717	$2,640
Professional fees	7,557	1,715	424
Travel expenses	2,031	287	109
Depreciation and amortization	1,598	902	591
Other expenses	8,400	1,780	1,126
Total	$31,307	$8,401	$4,890

13. Stock-Based Compensation

Original Stock Option Plan

Certain employees of the Company participate in the Original Plan. For the year ended December 31, 2018, the total stock-based compensation expense associated with the Original Plan was $359 (December 31, 2017 – $139 and 2016 – $94).

The Original Plan has 6,760,879 shares of Privateer Holdings common stock reserved for issuance under the Original Plan. Stock options granted under the Original Plan may be either incentive stock options or nonqualified stock options. Stock options and shares of Privateer Holdings common stock issued under the Original Plan are determined by the Board of Directors of Privateer Holdings and may not be issued at less than 100% of the fair value of the shares on the date of the grant. Fair value is determined by the Board of Directors of Privateer Holdings. Stock options will generally vest over a period of four years and expire, if not exercised, 10 years from the date of grant. Shares of Privateer Holdings common stock may be issued in exchange for services based on the fair value of the services or the fair value of the Privateer Holdings common stock at the time of grant, as determined by the Board of Directors of Privateer Holdings. The compensation expense under the Original Plan is allocated from Privateer Holdings to Tilray employees who holds options under the Original Plan.

The fair value of each stock option to employees granted under the Original Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2018	2017	2016
Expected stock option life	5.15 years	5.84 years	6.05 years
Expected volatility	48.82%	56.23%	63.32%
Risk-free interest rate	2.35%	2.01%	1.46%
Expected dividend yield	-%	-%	-%

The expected life of the stock options represents the period of time stock options are expected to be outstanding and is estimated considering vesting terms and employees’ historical exercise and post-vesting employment termination behavior. Expected volatility is based on historical volatilities of public companies operating in a similar industry to Privateer Holdings.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield was determined based on the stock option’s exercise price and expected annual dividend rate at the time of grant.

Stock option activity for the Company under the Original Plan is as follows:

	Stock Options	Weighted- average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2017	364,571	$2.41	7.9	$1,185
Granted	304,942	5.92
Exercised	(45,688)	1.81
Forfeited	(25,881)	5.14
Cancelled	(5,350)	3.29
Balance December 31, 2018	592,594	$4.14	8.1	$989
Vested and expected to vest, December 31, 2018	522,301	$3.94	8.0	$955
Vested and exercisable, December 31, 2018	286,393	$2.85	7.2	$805

The weighted-average fair values of all stock options granted in 2018, 2017 and 2016 were $3.05, $1.79 and $1.91, respectively. The total intrinsic values of stock options exercised in 2018, 2017 and 2016 were $176, $19 and $51, respectively. As of December 31, 2018, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $557, which will be amortized over the weighted-average remaining requisite service period of approximately 1.1 years. The total fair values of stock options vested in 2018, 2017 and 2016 were $276, $145 and $118, respectively.

New Stock Option and Restricted Stock Unit Plan

The Company adopted the New Plan, which was amended and approved by stockholders in May 2018.  The New Plan authorizes the award of stock options and RSUs to employees, including officers, non-employee directors and consultants and the employees and consultants of our affiliates.  Shares subject to awards granted under the New Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under the New Plan. Additionally, shares become available for future grant under the New Plan if they were issued under the New Plan and if the Company repurchases them or they are forfeited. This includes shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award.  The maximum number of shares of common stock subject to stock awards granted under the New Plan or otherwise during any one calendar year to any non-employee director, taken together with any cash fees paid by the Company to such non-employee director during such calendar year for service on the board of directors, will not exceed five hundred thousand dollars in total value, calculating the value of any such stock awards based on the grant date fair value of such stock awards for financial reporting purposes, or, with respect to the calendar year in which a nonemployee director is first appointed or elected to our board of directors, one million dollars.

Stock options represent the right to purchase shares of our Class 2 common stock on the date of exercise at a stated exercise price.  The exercise price of a stock option generally must be at least equal to the fair market value of our shares of Class 2 common stock on the date of grant. Our compensation committee may provide for stock options to be exercised only as they vest or to be immediately exercisable with any shares issued on exercise being subject to our right of repurchase that lapses as the shares vest. The maximum term of stock options granted under the New Plan is ten years.

RSUs represent an offer by the Company to issue or sell shares of our Class 2 common stock subject to vesting restrictions, which may lapse based on time or achievement of performance conditions.  Unless otherwise determined by our compensation committee at the time of grant, vesting will cease on the date the participant no longer provides services to the Company and unvested shares will be forfeited or repurchased by the Company.  If an RSU has not been forfeited, then on the date specified in the RSUs, the Company will deliver to the holder a number of whole shares of Class 2 common stock, cash or a combination of shares of our Class 2 common stock and cash. Additionally, dividend equivalents may be credited in respect of shares covered by the RSUs.  Any additional shares covered by the RSU credited by reason of such dividend equivalents will be subject to all of the same terms and conditions of the underlying RSU agreement to which they relate. The RSUs generally vest over a 3-or-4 year period.  The fair value of RSUs are based on the share price as at date of grant.

Stock appreciation rights (“SAR”) provide for a payment, or payments, in cash or shares of Class 2 common stock to the holder based upon the difference between the fair market value of shares of our Class 2 common stock on the date of exercise and the stated exercise price. The maximum term of SARs granted under the New Plan is ten years.  No SARs were issued in 2018.

The New Plan permits the grant of performance-based stock and cash awards.  The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates or business segments and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. The length of any performance period, the performance goals to be achieved during the performance period, and the measure of whether and to what degree such performance goals have been attained will be conclusively determined by the board of directors.

As of May 21, 2018, 9,199,338 shares of Class 2 common stock had been reserved for issuance under the New Plan.  The number of shares of Class 2 common stock reserved for issuance under the New Plan will automatically increase on January 1 of each calendar year, for a period of not more than ten years, starting on January 1, 2019 and ending on and including January 1, 2027, in an amount equal to 4% of the total number of shares of our common stock outstanding on December 31 of the prior calendar year, or a lesser number of shares determined by our board of directors.  The shares reserved include only the outstanding shares related to stock options and RSUs, and excludes stock options outstanding under the Original Plan. The number of shares reserved for issuance under the New Plan are 12,926,172 shares, effective as of January 1, 2019.

For the year ended December 31, 2018, the total stock-based compensation expense associated with the New Plan was $20,629.  As at December 31, 2017, no stock options, RSUs or restricted stock awards were granted under the New Plan.

The fair value of each stock option granted to employees under the New Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Assumptions 2018
Expected stock option life (years)	5.79 years
Expected volatility	58.54%
Risk-free interest rate	2.92%
Expected dividend yield	-%

The expected life of the awards represents the period of time stock options are expected to be outstanding and is estimated considering vesting terms and employees’ historical exercise and post-vesting employment termination behavior. Expected volatility is based on historical volatilities of public companies operating in a similar industry to the Company. A forfeiture rate is estimated at the time of grant to reflect the amount of awards that are granted but are expected to be forfeited by the award holder prior to vesting. The estimated forfeiture rate applied to these amounts is derived from management’s estimate of the future stock option forfeiture behavior over the expected life of the awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option and RSU activity for the Company under the New Plan is as follows:

Time-based stock option activity

	Stock Options	Weighted- average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2017	—	$—		$—
Granted	6,106,011	13.66		—
Exercised	—	—		—
Forfeited	(90,970)	21.49		—
Cancelled	—	—		—
Balance December 31, 2018	6,015,041	$13.54	7.7	$342,916
Vested and expected to vest, December 31, 2018	5,708,817	$13.54	9.4	$326,567
Vested and exercisable, December 31, 2018	1,312,500	$7.76	9.4	$82,399

The weighted-average fair values of all time-based stock options granted in 2018 was $7.74 per share. As of December 31, 2018, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $38,250, which will be amortized over the weighted-average remaining requisite service period of approximately 2.8 years. The total fair value of stock options vested in 2018 were $5,508.

Performance-based stock option activity

	Stock Options	Weighted- average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2017	—	$—		$—
Granted	600,000	7.76		—
Exercised	—	—		—
Forfeited	—	—		—
Cancelled	—	—		—
Balance December 31, 2018	600,000	$7.76	9.4	$37,668
Vested and expected to vest, December 31, 2018	591,486	$7.76	9.4	$37,134
Vested and exercisable, December 31, 2018	300,000	$7.76	9.4	$18,834

The weighted-average fair values of all performance-based stock options granted in 2018 was $4.15 per share. As of December 31, 2018, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $593, which will be amortized over the weighted-average remaining requisite service period of approximately 0.6 years. The total fair value of stock options vested in 2018 were $1,246.

Time-based RSU activity

The following table summarizes non-vested time-based RSU activity during 2018:

	Time-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2017	—	$—
Granted	238,082	50.08
Exercised	—	—
Forfeited	(860)	110
Non-vested December 31, 2018	237,222	$49.86

As of December 31, 2018, there was approximately $10,336 of total unrecognized compensation cost related to non-vested time-based RSUs that will be recognized as expense over a weighted-average period of 3.17 years. No time-based RSUs vested during the period.

Performance-based RSUs

The following table summarizes non-vested performance-based RSU activity during 2018:

	Performance-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2017	—	$—
Granted	1,050,000	7.76
Exercised	—	—
Forfeited	—	—
Non-vested December 31, 2018	1,050,000	$7.76

As of December 31, 2018, there was approximately $1,882 of total unrecognized compensation cost related to non-vested performance-based RSUs that will be recognized as expense over a weighted-average period of 1.73 years. No performance-based RSUs vested during the period.

14. Income Taxes

In connection with the Convertible Notes issued in 2018, we recognized a deferred tax liability of $8,809 in equity. As a result, we recorded an income tax benefit of $4,485 for the release of a valuation allowance on our existing U.S. deferred tax assets in order to offset the deferred tax liability established for the equity portion of the Convertible Notes. We recorded a deferred tax liability of $100 resulting from the purchase price allocation for Alef. We have net deferred tax assets which are fully offset by a valuation allowance due to our determination that it is more likely than not that the deferred tax assets will not be realized, with the exception of deferred tax assets that were applied to offset the deferred tax liability on the equity portion of the Convertible Notes. The realization of deferred tax assets is dependent on the Company generating sufficient taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income. In the event we were to determine that we would be able to realize our net deferred tax assets in the future, an adjustment to the valuation allowance will be made, which will increase income (or decrease losses) in the period in which such a determination is made. We follow the guidance related to accounting for uncertainty in income taxes, which requires the recognition of an uncertain tax position provision when the position is not more likely than not to be sustainable upon audit by the applicable taxing authority

For financial reporting purposes, loss before income taxes includes the following components:

	Year ended December 31,
	2018	2017	2016
Canada	$(25,333)	$(7,411)	$(7,883)
U.S.	(42,418)	—	—
Portugal	(2,208)	—	—
Other countries	(2,215)	(398)	—
Total	$(72,174)	$(7,809)	$(7,883)

The expense for income taxes consists of:

	Year ended December 31,
	2018	2017	2016
Current:
Canada	$—	$—	$—
Other countries	34	—	—
Total	$34	$—	$—

Deferred:
Canada	$—	$—	$—
U.S.	(4,485)	—	—
Total	$(4,485)	$—	$—

Income tax expense in 2018 was related to taxable profit in Germany.  The income tax benefit in 2018 was related to the release valuation allowance for deferred tax assets recognized to offset the deferred tax liability recorded for the Convertible Notes.

We recognized interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Net Loss and Comprehensive Loss.  Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets.

Reconciliation of the expected income tax at the United States statutory income tax rate of 21% (2017 – 35%) to income tax expense:

	Year ended December 31,
	2018	2017	2016
Loss before income taxes:	$(72,174)	$(7,809)	$(7,883)
Expected income tax recovery	(15,157)	(2,733)	(2,797)
Difference in foreign tax rates	(1,864)	675	719
Foreign exchange and other	1,399	(480)	(72)
Non-deductible expenses	5,331	61	(40)
Changes in enacted rates	—	(288)	—
Utilization of losses no previously recognized	—	(9)	—
Change in valuation allowance	5,840	2,774	2,190
Income tax recovery, net	$(4,451)	$—	$—

The following table summarizes the components of deferred tax:

	Year ended December 31,
	2018	2017	2016
Deferred assets
Tax loss carryforwards – Canada	$13,723	$8,297	$5,821
Tax loss carryforwards – U.S.	4,173	—	—
Tax loss carryforwards – other countries	607	148	9
Property and equipment	2,510	183	98
Deferred financing costs	27	37	—
Investment tax credits and related pool balance	57	57	57
Other	—	8	—
Total Deferred tax assets	21,097	8,730	5,985
Less valuation allowance	(14,433)	(8,601)	(5,836)
Net deferred tax assets	6,664	129	149
Deferred tax liabilities
Plant and equipment	(2,328)	—	—
Intangible assets	(289)	(129)	(144)
Deferred financing costs	—	—	(5)
Equity portion of convertible senior notes due 2023	(8,471)	—	—
Total deferred tax liabilities	(11,088)	(129)	(149)
Net deferred tax liability	$(4,424)	$—	$—

The realization of deferred tax assets is dependent on the Company generating sufficient taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income.

As of December 31, 2018 and 2017, the Company had accumulated tax losses available to offset future years’ federal and provincial taxable income in Canada of approximately $51,064 and $30,000, respectively. The Canadian non-capital loss carryforwards expire as noted in the table below:

December 31,	Amount
2033	$381
2034	6,429
2035	7,627
2036	7,230
2037	6,195
2038	23,202
$51,064

As of December 31, 2018, the Company has Australian net operating loss carryforward of $162 (2017 – $167). The loss may be carried forward indefinitely. The Company has Portuguese net operating loss of $2,538 (2017 – $74). Portuguese net operating loss carry forward 5 years and expire in 2023.  The Company has U.S. net operating losses available to offset future years' taxable income in the U.S. approximately $19,872. The net operating loss can only offset 80% of taxable income and it may be carried forward indefinitely.

The Company files federal income tax returns in Canada, Germany, and other foreign jurisdictions. The Company has open tax years with various taxing jurisdictions. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations, and tax treaties, as they relate to the amount, timing, or inclusion of revenue and expense.

Jurisdiction	Open Years
Netherlands	2016 - 2018
Canada	2014 - 2018
Germany	2016 - 2018
Australia	2017 - 2018
Portugal	2017 - 2018

Tilray Canada, Ltd. is currently under examination by the Canada Revenue Agency for the 2014 and 2015 taxation years.

The following table outlines the movements in the valuation allowance:

	Balance at beginning of year	Change due to expense and foreign exchange	Deductions	Balance at end of year
Year ended December 31, 2018	$8,601	$(113)	$5,945	$14,433
Year ended December 31, 2017	$5,836	$395	$2,370	$8,601

The valuation allowance increased by $5,832 in 2018, increased by $2,765 in 2017, which was mostly related to the changes in our deferred tax asset balances. The 2018 increase in the valuation allowance was due to $10,317 related to the current year loss, tax credits, foreign exchange and other activity, offset by $4,485 decrease for release of valuation allowance related to the deferred tax liabilities charged to equity.

15. Commitments and Contingencies

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the financial statements.

Lease commitments

The Company leases various facilities, under non-cancelable capital and operating leases, which expire at various dates through September 2027.

Under the terms of the operating lease agreements, the Company is responsible for certain insurance and maintenance expenses. The Company records rent expense on a straight-line basis over the terms of the underlying leases. Rent expense for the year ended December 31, 2018 was $745 (2017 – $175 and 2016 – $0).

In February 2018, High Park Holdings, Ltd. entered into an operating lease to finance its expansion of production operations in London, Ontario, Canada.

Aggregate future minimum rental payments under all non-cancelable capital and operating leases are as follows:

	Operating Leases		Capital Leases
	December 31,		December 31,
	2018	2017	2018	2017
2019	$916	$46	$733	$772
2020	857	15	733	772
2021	727	—	733	772
2022	589	—	733	772
2023	510	—	183	579
Thereafter	1,372	—	—	—
	$4,971	$61	$3,115	$3,667

Purchase commitments

In December 2018, the Company signed an agreement with Rose Lifescience, Inc., for distribution and marketing of the Company’s product in Quebec in exchange for minimum fees of $500 per annum for an initial term of five years.

16. Acquisitions

Acquisition of Alef

In October 2018, the Company acquired Alef, a privately held company, which is an existing import and distribution partner.  With this acquisition, the Company expanded its reach to the South American markets, and is now Tilray Latin America, a subsidiary of Tilray, Inc.  The total consideration paid was $2,893, comprising of $2,855 of Company’s Class 2 common stock, of which $736 is held in escrow and cash consideration of $38.

The transaction was accounted for as an asset acquisition, as it did not constitute a business as defined in ASC 805 Business Combinations.  The escrow consideration has not been released as of the issuance date of these financial statements because the 12 months have not elapsed.  The Company notes that the cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed based on their relative fair values.  Part of the asset acquisition included Alef’s cannabis license, $2,984, which has been recognized as intangible asset.

The consideration includes a contingent component based upon the achievement of certain milestones.  The contingent consideration will be recognized when the milestones will be reached.

17. Financial Instruments

Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s cash and cash equivalents, accounts receivable and short-term investments.

The Company’s cash and cash equivalents are deposited in major financial institutions in Canada, Australia, Portugal, Germany, Netherlands and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured and the Company does not require collateral from its customers.

The Company is also exposed to credit risk from the potential default by any of its counterparties on its financial assets.

The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary. As at December 31, 2018 and December 31, 2017, the Company is not exposed to any significant credit risk related to counterparty performance of outstanding accounts receivable.

Foreign currency risk

As the Company conducts its business in many areas of the world involving transactions denominated in a variety of currencies, the Company is exposed to foreign currency risk. A significant portion of the Company’s assets, revenue, and expenses are denominated in the Canadian dollar. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $2,817 as of December 31, 2018, with a corresponding impact to accumulated other comprehensive income.  As at December 31, 2018 the Company had foreign currency loss (gain), net of $7,234.  This amount was primarily related to the translation of cash and cash equivalents and short-term investments on the Consolidated Balance Sheets.

Liquidity risk

The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash flows generated from operations to meet its requirements. As at December 31, 2018 and December 31, 2017, the most significant financial liabilities are acconts payable and debt facilities due to Privateer Holdings, Convertible Senior Notes Due 2023, current portion of long-term debt and accounts payable and accrued liabilities.

18. Related-Party Transaction

In the normal course of business, the Company enters into related party transactions with Privateer Holdings and its subsidiaries, including certain debt facilities and charge for services provided by executives and employees of Privateer Holdings.

The various components of the Privateer Holdings debt facilities which represents the related-party balances outstanding are as follows:

	As of December 31,
	2018	2017
Privateer Holdings credit facility	$—	$24,700
Privateer Holdings construction facility	—	6,395
Privateer Holdings start-up loans	—	1,731
Total	$—	$32,826

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

For the fiscal year ended December 31, 2018, the Company recognized $567 (2017 – $548 and 2016 – $992) in interest expense related to the Privateer Holdings credit facility.

Privateer Holdings construction facilities:

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

Privateer Holdings start-up loans

As part of the Company’s strategic initiatives to expand into additional geographic locations, Privateer Holdings provided the Company with initial working capital funding in the form of non-interest-bearing loans. The advances are repayable upon demand. The outstanding balances under these loans are:

	Year ended December 31,
	2018	2017
Tilray Deutschland GmbH	$—	$1,340
Tilray Portugal Unipessoal, Lda.	—	105
Other	—	286
	$—	$1,731

In July 2018, the Company repaid $36,940 of the outstanding Privateer Holdings debt facility, which included repayment of the Privateer Holdings credit facility, Privateer Holdings construction facility and the Privateer Holdings start-up loans.

Privateer Holdings management services

Prior to the repayment of the credit facility, accrued management fees charged by Privateer Holdings for services performed, including management services, support services, business development services and research and development services were included in the credit facility and reported within Privateer Holdings debt facility. Following the repayment of the credit facilities, and due to the change in nature of the relationship with Privateer Holdings, management services are reported under accounts payable.  Management services owed to Privateer Holdings in accounts payable during the year ended December 31, 2018 was $3,878 (2017 – $3,397) and were included in operating expenses.

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

Leafly Holdings, Inc. (“Leafly”) operational expenses

The Company pays on behalf of Leafly, previously a wholly owned subsidiary of Privateer Holdings, certain operational expenses and vice-versa.  These payments are then recharged to company that incurred the expense.  Such payments made during the year are deemed immaterial.

Docklight LLC (“Docklight”) royalty and management services

The Company pays Docklight, previously a wholly owned subsidiary of Privateer Holdings, a royalty fee for using their branding on company products.  The royalty fees paid during the year are deemed immaterial.  Additionally, the Company receives management services from Docklight, for which the Company is charged management fees.  The management service fees paid during the year are deemed immaterial.

19. Business Segment Information

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in one segment: the development and sale of cannabis products.

Sources of revenues were as follows:

	Year Ended December 31,
	2018	2017	2016
Dried Cannabis	$21,674	$16,260	$11,324
Cannabis extracts	21,179	3,965	1,107
Accessories and other	277	313	213
Total	$43,130	$20,538	$12,644

Revenues attributed to a geographic region based on the location of the customer were as follows:

	Year Ended December 31,
	2018	2017	2016
Canada	$40,209	$19,775	$12,644
Other countries	2,921	763	—
Total	$43,130	$20,538	$12,644

Long-lived assets consisting of property and equipment, net of accumulated depreciation, attributed to geographic regions based on their physical location were as follows:

	December 31,
	2018	2017
Canada	$64,687	$39,086
Portugal	15,455	—
Other countries	72	899
Total	$80,214	$39,985

Major Customers

The company sells products through a limited number of major customers.  Major customers are defined as customers that each individually accounted for greater than than 10% of the Company’s annual revenues and greater than 10% of accounts receivable as noted below.

We had one customer that accounted for 24% of our revenue for the year ended December 31, 2018. No one customer accounted for greater than 10% of our revenue in 2017 or 2016, respectively.

We had two customers that accounted for 16% and 30% of our accounts receivable balance as of December 31, 2018.  No one customer accounted for greater than 10% of our accounts receivable in 2017.

20. Quarterly Financial Data (unaudited)

The following table contains selected quarterly data for 2018 and 2017. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
2018
Revenue	$7,808	$9,744	$10,047	$15,531
Gross Margin	3,896	4,177	3,068	3,134
Operating Loss	(3,740)	(10,990)	(20,012)	(22,908)
Net loss	(5,181)	(12,833)	(18,699)	(31,010)
Net loss per share—basic and diluted	$(0.07)	$(0.17)	$(0.21)	$(0.33)
2017
Revenue	$5,027	$4,992	$5,406	$5,113
Gross Margin	2,768	2,708	2,967	2,934
Operating Loss	(388)	(2,316)	(2,182)	(2,612)
Net loss	(679)	(2,435)	(1,767)	(2,928)
Net loss per share—basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

21. Subsequent Events

Acquisitions

In February 2019, the Company acquired all issued and outstanding shares of FHF Holdings Ltd. (“Manitoba Harvest”), a hemp and natural foods producer based in Winnipeg, Manitoba, for up to $319,000 ($419,000 CAD), subject to certain revenue milestones. Manitoba Harvest distributes its products to over 16,000 retail locations in the U.S. and Canada. The acquisition will expand the Company’s product portfolio into the natural foods category and bring Manitoba Harvest’s expertise in working with cannabinoids, including cannabidiol (CBD), to Tilray. Given the timing of the transaction, the Company is in process of determining our estimate of fair value and purchase price allocation.

In February 2019, the Company acquired all issued and outstanding shares of Natura Naturals Holdings Inc. (“Natura”) for up to $53,400 ($70,000 CAD), subject to certain cultivation miletones. Natura, through a wholly owned subsidiary located in Leamington, Ontario, is a licensed cultivator under the Cannabis Act specializing in the greenhouse cultivation and will increase the Company’s cannabis supply. Given the timing of the transaction, the Company is in process of determining our estimate of fair value and purchase price allocation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, or DCPs, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our DCPs as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in our internal control described below, as of such date, our DCPs were not effective.

(b) Changes in internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or ICFR, occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of December 31, 2018, we have a material weakness in our ICFR relating to inventory costing and the financial close process. Specifically, our processes are manual in nature such that a timely, sufficiently precise and detailed review to mitigate the risk of material misstatement is not currently feasible due to the complexity of the spreadsheet-based models used in inventory cost calculations and the financial close process.

A material weakness is a deficiency, or combination of control deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We have developed a plan to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls with the intent of increasing the use of system-based processes to limit manual calculations and adjustments in the costing and financial closing processes.

If we fail to fully remediate the material weakness or fail to maintain effective ICFR in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline.

(c) Management’s Report on Internal Control Over Financial Reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Our DCPs and ICFR are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our DCPs or our ICFR will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(1)

The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(3)

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)

The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1)

The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
(1)	Financial Statements and Report of Independent Registered Public Accounting Firm
(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).
(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	File Herewith
2.1	Arrangement Agreement among Tilray, Inc. and High Park Gardens Inc. and Natura Naturals Holdings Inc. dated January 21, 2019.	8-K	001-38594	2.1	1/25/2019

2.2	Arrangement Agreement among 1197879 B.C. LTD. and FHF Holdings LTD. and Tilray, Inc. and others dated February 19, 2019.	8-K	001-38594	2.2	2/25/2019

2.3	Amending Agreement by and among Tilray, Inc. 1197879 B.C. Ltd., FHF Holdings Ltd. and Compass Group Diversified Holdings, LLC dated February 27, 2019.	8-K	001-38594	2.3	3/4/2019

3.1	Certificate of Incorporation, as currently in effect.	8-K	001-38594	3.1	7/24/2018

3.2	Form of Amended and Restated Bylaws to be effective upon the closing of this offering.	S-1	333-225741	3.4	7/9/2018

4.1	Indenture, dated October 10, 2018, between Tilray, Inc. and GLAS Trust Company LLC.	8-K	001-38594	4.1	10/10/2018

4.2	Form of 5.00% Convertible Senior Note due 2023 (included in Exhibit 4.1).	8-K	001-38594	4.2	10/10/2018

10.1	Investor Rights Agreement by and between Registrant and certain of its stockholders dated February 5, 2018.	S-1	333-225741	10.1	7/9/2018

10.2+	Amended and Restated 2018 Equity Incentive Plan.	S-1	333-225741	10.2	7/9/2018

10.3+	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Amended and Restated 2018 Equity Incentive Plan.	S-1	333-225741	10.3	7/9/2018

10.4+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan.	S-1	333-225741	10.4	7/9/2018

10.5	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	S-1	333-225741	10.5	7/9/2018

10.6+	Employment Agreement by and between the Registrant and Brendan Kennedy dated May 30, 2018.	S-1	333-225741	10.6	6/20/2018

10.7+	Employment Agreement by and between the Registrant and Mark Castaneda dated May 30, 2018.	S-1	333-225741	10.7	6/20/2018

10.8+	Employment Agreement by and between the Registrant and Edward Wood Pastorius, Jr. dated May 30, 2018.	S-1	333-225741	10.8	6/20/2018

10.9	Credit Facility Agreement between Lafitte Ventures, Ltd. and Privateer Holdings, Inc., dated January 1, 2016.	S-1	333-225741	10.9	6/20/2018

10.10	Clarification of Credit Facility Agreement between Lafitte Ventures, Ltd. and Privateer Holdings, Inc., dated March 5, 2018.	S-1	333-225741	10.10	6/20/2018

10.11	Construction Facility Agreement between Privateer Holdings, Inc. and Bouchard Ventures, Ltd., dated November 1, 2017.	S-1	333-225741	10.11	6/20/2018

10.12	Corporate Services Terms and Conditions between the Registrant and Privateer Holdings, Inc., dated February 5, 2018.	S-1	333-225741	10.12	6/20/2018

10.13	Trademark License Terms & Conditions between Docklight LLC and High Park Company, dated February 13, 2018.	S-1	333-225741	10.13	6/20/2018

10.14	Board Services Agreement by and between the Registrant and Michael Auerbach dated June 1, 2018.	S-1	333-225741	10.14	7/9/2018

10.15	Board Services Agreement by and between the Registrant and Rebekah Dopp dated June 1, 2018.	S-1	333-225741	10.15	7/9/2018

10.16	Board Services Agreement by and between the Registrant and Maryscott Greenwood dated May 29, 2018.	S-1	333-225741	10.16	7/9/2018

10.17	Board Services Agreement by and between the Registrant and Christine St. Clare dated June 1, 2018.	S-1	333-225741	10.17	7/9/2018

10.18†	Profit Participation Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 14, 2019.					X

10.19	Payment Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 14, 2019.	8-K	001-38594	10.19	1/15/2019

21.1	Subsidiaries of Registrant.					X

23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

+  Indicates management contract or compensatory plan.

*  Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

† Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilray, Inc.

Date: March 25, 2019	By:	/s/ Brendan Kennedy
Brendan Kennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Kennedy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2019
Brendan Kennedy

/s/ Mark Castaneda	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2019
Mark Castaneda

/s/ Michael Auerbach	Director	March 25, 2019
Michael Auerbach

/s/ Rebekah Dopp	Director	March 25, 2019
Rebekah Dopp

/s/ Maryscott Greenwood	Director	March 25, 2019
Maryscott Greenwood

/s/ Christine St.Clare	Director	March 25, 2019
Christine St.Clare