Form 10-Q
period 2019-03-31
Tilray, Inc.
filed 2019-05-15
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class 2 Common Stock, $0.0001 par value per share	TLRY	The Nasdaq Global Select Market

As of May 15, 2019, the registrant had 16,666,667 shares of Class 1 Common Stock, $0.0001 par value per share, and 80,564,387 shares of Class 2 Common Stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY, INC.

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars, except for share and par value data, unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$294,205	$487,255
Short-term investments	31,229	30,335
Accounts receivable, net of allowance for doubtful accounts of $972 and $292, respectively	19,708	16,525
Other receivables	378	969
Inventory	48,712	16,211
Prepaid expenses and other current assets	5,357	3,007
Total current assets	399,589	554,302
Property and equipment, net	128,963	80,214
Intangible assets, net	364,060	4,486
Goodwill	156,364	—
Investments	19,650	16,911
Deposits and other assets	7,970	754
Total assets	$1,076,596	$656,667
Liabilities
Current liabilities
Accounts payable	$17,179	$10,649
Accrued expenses and other current liabilities	152,819	14,818
Accrued obligations under capital lease	366	470
Total current liabilities	170,364	25,937
Accrued obligations under capital lease	8,661	8,286
Deferred tax liability	92,220	4,424
Convertible Notes, net of issuance cost	422,868	420,367
Other liabilities	563	—
Total liabilities	$694,676	$459,014
Stockholders’ equity
Class 1 common stock ($0.0001 par value, 250,000,000 shares authorized; 16,666,667 shares issued and outstanding)	2	2
Class 2 common stock ($0.0001 par value; 500,000,000 shares authorized; 80,131,560 and 76,504,200 shares issued and outstanding, respectively)	8	8
Additional paid-in capital	515,692	302,057
Accumulated other comprehensive income	4,696	3,763
Accumulated deficit	(138,478)	(108,177)
Total stockholders’ equity	381,920	197,653
Total liabilities and stockholders’ equity	$1,076,596	$656,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands of U.S. dollars, except for share and per share data, unaudited)

	Three months ended March 31,
	2019	2018
Revenue	$23,038	$7,808
Cost of sales	17,653	3,912
Gross margin	5,385	3,896
General and administrative expenses	12,797	4,145
Sales and marketing expenses	7,821	2,263
Depreciation and amortization expense	1,863	222
Stock-based compensation expense	5,306	31
Research and development expenses	1,048	975
Acquisition and integration expenses	4,424	—
Operating loss	(27,874)	(3,740)
Foreign exchange loss, net	179	1,146
Interest expense, net	8,745	416
Finance income from ABG Profit Participation Arrangement	(135)	—
Other income, net	(2,345)	(121)
Loss before income taxes	(34,318)	(5,181)
Deferred income tax recovery	(3,777)	—
Current income tax recovery	(240)	—
Net loss	$(30,301)	$(5,181)
Net loss per share - basic and diluted	(0.32)	(0.07)
Weighted average shares used in computation of net loss per share - basic and diluted	94,875,351	75,000,000
Net loss	$(30,301)	$(5,181)
Foreign currency translation loss	(475)	(1)
Unrealized gain on cash equivalents and investments	1,408	—
Other comprehensive income (loss)	933	(1)
Comprehensive loss	$(29,368)	$(5,182)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands of U.S. dollars, except for share data, unaudited)

	Convertible preferred shares		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total equity (deficit)
Balance at December 31, 2017	—	$—	—	$—	$31,736	$3,866	$(40,454)	$(4,852)
Convertible preferred stock issued, net of issuance costs	7,794,042	1	—	—	52,639	—	—	52,640
Common stock issued	—	—	75,000,000	8	—	—	—	8
Stock-based compensation expense	—	—	—	—	31	—	—	31
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(5,181)	(5,181)
Balance at March 31, 2018	7,794,042	$1	75,000,000	$8	$84,406	$3,865	$(45,635)	$42,645

Balance at December 31, 2018	—	$—	93,170,867	$10	$302,057	$3,763	$(108,177)	$197,653
Shares issued for Natura acquisition	—	—	180,332	—	15,100	—	—	15,100
Shares issued for Manitoba Harvest acquisition	—	—	1,209,946	—	96,844	—	—	96,844
Shares issued for ABG Profit Participation Arrangement	—	—	1,680,214	—	125,097	—	—	125,097
Receivable for ABG Profit Participation Arrangement, net of finance income	—	—	—	—	(30,292)	—	—	(30,292)
Shares issued under stock option plans	—	—	545,000	—	931	—	—	931
Shares issued for employee compensation			11,868	—	649	—	—	649
Stock-based compensation expense	—	—	—	—	5,306	—	—	5,306
Other comprehensive income	—	—	—	—	—	933	—	933
Net loss	—	—	—	—	—	—	(30,301)	(30,301)
Balance at March 31, 2019	—	$—	96,798,227	$10	$515,692	$4,696	$(138,478)	$381,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars, unaudited)

	Three months ended March 31,
	2019	2018
Operating activities
Net loss	$(30,301)	$(5,181)
Adjusted for the following items:
Foreign currency (gain) loss	(214)	1,099
Provision for doubtful accounts	536	—
Depreciation and amortization expense	2,770	479
Stock-based compensation expense	5,306	31
Non-cash interest (income) expense	(322)	276
Loss on disposal of property and equipment, net	111	—
Deferred taxes	(3,777)	—
Amortization of discount on Convertible Notes	2,501	—
Changes in non-cash working capital:
Accounts receivable	3,030	(118)
Other receivables	—	(360)
Inventory	(12,983)	(1,259)
Prepaid expenses and other current assets	(2,143)	(387)
Accounts payable	(235)	3,547
Due to related parties	(780)	—
Accrued expenses and other current liabilities	11,660	148
Net cash used in operating activities	(24,841)	(1,725)
Investing activities
Acquisition of Manitoba Harvest, net of cash acquired	(109,057)	—
Acquisition of Natura, net of cash acquired	(15,083)	—
Investment in ABG Profit Participation Arrangement	(33,333)	—
Increase in deposits and other assets	—	(195)
Purchases of short-term and non-current investments	(2,914)	(29,624)
Proceeds from maturities of short-term investments	—	118
Purchases of property and equipment	(9,017)	(12,856)
Purchases of intangible assets	(92)	(227)
Net cash used in investing activities	(169,496)	(42,784)
Financing activities
Repayment under Privateer Holdings debt facilities	—	(95)
Advances under Privateer Holdings construction facilities	—	1,536
Minimum lease payments under capital lease	(187)	(171)
Proceeds from exercise of stock options	931	—
Proceeds from issuance of convertible preferred stock, net	—	52,640
Net cash provided by financing activities	744	53,910
Effect of foreign currency translation on cash and cash equivalents	543	416
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(193,050)	9,817
Cash and cash equivalents, beginning of period	487,255	2,323
Cash and cash equivalents, end of period	$294,205	$12,140
Supplemental Disclosure for Cash Flow Information
Cash paid for interest	$73	$242
Non-cash investing activities
Acquisition of Manitoba Harvest	$195,407	$—
Acquisition of Natura	$38,980	$—
Investment in ABG Profit Participation Arrangement, net of receivable	$94,805	$—
Non-cash financing activities
Shares issued for employee compensation	$649	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tilray, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except for shares and per share amounts, unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) reflect the accounts of Tilray, Inc. and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, “our”, or “us”). The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for annual financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 (the “Annual Financial Statements”).

These financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Statement of Net Loss and Comprehensive Loss for the three months ended March 31, 2018 were reclassified to conform to the current period’s presentation. Specifically, depreciation and amortization expense as well as acquisition and integration expenses, which were formerly presented as part of general and administrative expenses, are now presented separately.

Other than as described below, there have been no changes to our significant accounting policies described in our Annual Financial Statements that had a material impact on our financial statements and related notes.

Business combinations and goodwill

The Company accounts for business combinations using the acquisition method in accordance with ASC 805 “Business Combinations,” which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired less liabilities assumed is recorded as goodwill. The costs of business acquisitions, including fees for accounting, legal, professional consulting and valuation specialists, are expensed as incurred. Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

For business combinations achieved in stages, the Company’s previously held interest in the acquiree is remeasured at its acquisition date fair value, with the resulting gain or loss recorded in the Consolidated Statements of Net Loss and Comprehensive Loss. For a pre-existing relationship between the Company and acquiree that is not extinguished on the business combination, such a relationship is considered effectively settled as part of the business combination even if it is not legally cancelled. At the acquisition date, it becomes an intercompany relationship and is eliminated upon consolidation.

The estimated fair value of acquired assets and assumed liabilities are determined primarily by using a discounted cash flow approach, with estimated cash flows discounted at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams. Contingent consideration in a business combination is remeasured at fair value each reporting period until the contingency is resolved and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in the Consolidated Statements of Net Loss and Comprehensive Loss.

Intangible assets

The Company records intangible assets acquired at cost, net of accumulated amortization and accumulated impairment losses, if any. Cost is measured based on the fair values of cash consideration paid and equity interests issued. The cost of an intangible asset acquired in a business combination is its acquisition date fair value.

Amortization of definite life intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Customer relationships	14 to 16 years
Developed technology	10 years
Website	3 years
Supply contract	3 years
Licenses	2 years

The Company has rights under the ABG Profit Participation Arrangement and trademarks with indefinite life. Intangible assets that are determined to have an indefinite life are not amortized, but tested for impairment annually or more frequently when indicators of impairment exist. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-life intangible asset is impaired by the amount of the excess.

Stock-based payments

Fully vested, non-forfeitable equity instruments issued to parties other than employees are measured on the date they are issued where there is no specific performance required by the grantee to retain those equity instruments. Share-based payment transactions with non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Where fully vested, non-forfeitable equity instruments are granted to parties other than employees in exchange for notes or financing receivable, the note or receivable is presented in additional paid-in capital on the Consolidated Balance Sheets.

Impairment of goodwill and indefinite life intangible assets

Goodwill and indefinite life intangible assets are tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit (for goodwill) is less than its carrying value, a quantitative impairment test to compare the fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value is conducted.

Significant estimates and judgments

The preparation of the Company’s financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of revenue, expenses, assets, liabilities, accompanying disclosures and the disclosure of contingent liabilities. These estimates and judgments are subject to change based on experience and new information. Uncertainty about these assumptions and estimates could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Estimates and judgments are reviewed on an ongoing basis. Revisions to estimates are recognized prospectively. Financial statement areas that require significant estimates and judgments are as follows:

Business combinations – The Company uses judgment in applying the acquisition method of accounting for business combinations and estimates to value identifiable assets and liabilities at the acquisition date. Estimates are used to determine cash flow projections, including the period of future benefit, and future growth and discount rates, among other factors. The values allocated to the acquired assets and liabilities assumed affect the amount of goodwill recorded on acquisition. Fair value is typically estimated using the present value of future discounted cash flows, an income approach. Significant estimates in the discounted cash flow model primarily include the discount rate, rates of future revenue growth and profitability of the acquired business, and working capital effects. The discount rate considers the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve the projected cash flows. These estimates and the resulting valuations require significant judgment.

Contingent consideration – Contingent consideration is subject to measurement uncertainty as the financial impact will only be confirmed by the outcome of a future event. The assessment of contingent consideration involves a significant amount of judgment, including determining a reliable estimate of the amount of cash outflow required to settle the obligation based on significant unobservable inputs as well as estimates around the probability and timing of satisfying the future events on which the contingent consideration is based.

Asset impairment – Asset impairment tests require the allocation of assets to asset groups, which requires significant judgment and interpretation with respect to the integration between the assets and shared resources. Asset impairment tests require the determination of whether there is an indication of impairment. The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information.

Stock-based payments – Stock-based payment transactions are measured and recognized based on estimated fair value, which requires judgment in determining the appropriate valuation model and assumptions, including discount for shares not registered with the Securities Exchange Commission (“SEC”) subject to transfer restrictions.

Imputed interest for loans receivable – In connection with the loans obtained as part of the ABG Profit Participation Arrangement, judgment is required to estimate the prevailing market interest rate at each time a loan is issued.

New accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. Further, the FASB issued a number of additional ASUs regarding the new revenue recognition standard. The new standard, as amended, will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. For public companies, the new standard is effective for annual reporting periods beginning after December 31, 2017, including interim periods within that reporting period. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2014-09 for the annual financial statements for the year ended December 31, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. For public companies, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within the fiscal year. For all other entities, including emerging growth companies, ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2016-01 for the annual financial statements for the year ended December 31, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public companies, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 2020. Earlier application is permitted. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2016-02 for the annual financial statements for the year ended December 31, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2016-13 for the annual financial statements for the year ended December 31, 2021.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact on the financial statements and expects to implement the provisions of ASU 2018-13 as of January 1, 2020.

2.	Investments

The classification of investment in equities reported in long-term investments on the Condensed Consolidated Balance Sheets is summarized as follows:

	March 31, 2019	December 31, 2018
Investment in equities under available-for-sale method	$3,268	$1,845
Investment in equities under the cost method	16,382	15,066
Total investment in equities	$19,650	$16,911

Total unrealized gain recognized in other comprehensive income related to long-term available-for-sale equity securities from initial recognition until March 31, 2019 was $1,396 (2018 - nil).

3.	Fair Value Measurement

The Company complies with ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2019
Cash equivalents	$197,011	$—	$—	$197,011
Investments
Treasury bills	30,559	—	—	30,559
Money market fund	670	—	—	670
Investment in equities under available-for-sale method	2,420	848	—	3,268
Total investments	33,649	848	—	34,497
Contingent consideration	—	—	(49,214)	(49,214)
Total	$230,660	$848	$(49,214)	$182,294

December 31, 2018
Cash equivalents	$203,761	$—	$—	$203,761
Investments
Treasury bills	30,335	—	—	30,335
Investment in equities under available-for-sale method	1,163	682	—	1,845
Total investments	31,498	682	—	32,180
Total	$235,259	$682	$—	$235,941

At March 31, 2019, the carrying amount of cash equivalents, which include money market fund, corporate bonds, commercial paper and treasury bills, includes an unrealized loss of $12 (March 31, 2018 – nil), recorded in comprehensive loss. Contingent consideration is recorded within accrued expenses and other current liabilities and reflects the consideration for: (i) the acquisition of Manitoba Harvest payable in Class 2 common stock contingent on revenues earned in 2019, and (ii) the acquisition of Natura payable in Class 2 common stock contingent on production levels. Refer to Note 13 for details. There were no transfers between fair value measurement hierarchy levels during the three months ended March 31, 2019.

4.	Inventory

Inventory is comprised of the following items:

	March 31, 2019	December 31, 2018
Raw materials	$11,114	$2,132
Work-in-process	31,152	12,812
Finished goods	6,446	1,267
Total	$48,712	$16,211

Inventory is written down for any obsolescence or when the net realizable value of inventory is less than the carrying value. For the three months ended March 31, 2019, the Company recorded write-downs within work-in-process of $1,626 in cost of sales. There were no write-downs in cost of sales for the comparable period in 2018.

5.	Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
Land	$5,715	$4,498
Buildings and leasehold improvements	75,502	51,111
Laboratory and manufacturing equipment	20,164	6,131
Office and computer equipment	3,754	970
Assets under capital lease	9,981	9,661
Construction in process	23,011	15,343
	138,127	87,714
Less: accumulated depreciation and amortization	(9,164)	(7,500)
Total	$128,963	$80,214

For the three months ended March 31, 2019, $305 depreciation expense related to general office space and equipment (March 31, 2018 – $29). In addition, $999 of depreciation expense was included in cost of sales relating to manufacturing equipment and production facilities (March 31, 2018 – $ 372) with the remaining depreciation included in inventory.

No capitalized interest was included in construction-in-progress for the three months ended March 31, 2019 (2018 – $134).

The Company had $46,333 in property and equipment additions related to building and leasehold improvements, laboratory and manufacturing equipment, office and computer equipment and construction during the three months ended March 31, 2019 (2018 – $11,248). Additions to building and leasehold improvements primarily related to the Company’s acquisitions of Manitoba Harvest and Natura. Refer to Note 13 for details. Additions to construction in process primarily relate to the ongoing construction of the Company’s London, Ontario and Portugal facilities.

6.	Intangible Assets

Intangible assets are comprised of the following items:

		March 31, 2019			December 31, 2018
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	16	$133,834	$692	$133,142	$—	$—	$—
Developed technology	10	6,912	57	6,855	—	—	—
Website	3	3,954	2,509	1,445	3,755	2,253	1,502
Supply contract	3	2,529	—	2,529	—	—	—
Cultivation license	2	10,872	553	10,319	—	—	—
Alef license	2	3,986	—	3,986	2,984	—	2,984
Trademarks	Indefinite	54,688	—	54,688	—	—	—
Rights under ABG Profit Participation Arrangement	Indefinite	151,096	—	151,096	—	—	—
Total		$367,871	$3,811	$364,060	$6,739	$2,253	$4,486

The net carrying value of intangible assets not yet available for use as of March 31, 2019 was $6,515 (December 31, 2018 – $3,027). At March 31, 2019, this consisted of the Alef license and supply contract arising from the acquisition of Natura.

Intangible asset additions for three months ended March 31, 2019 primarily related to customer relationships, developed technology and trademarks as part of the acquisition of Manitoba Harvest as well as cultivation license and supply contract as part of the acquisition of Natura. Refer to Note 13 for details. Moreover, indefinite-lived rights under the ABG Profit Participation Arrangement were acquired in the quarter. Refer to Note 12 for details.

The amortization expense for the next five years on intangibles assets in use are as follows: remaining in 2019 – $12,364; 2020 – $14,914; 2021 – $9,462; 2022 – $9,122; 2023 – $9,120, and thereafter – $96,779.

7.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities are comprised of the following items:

	March 31, 2019	December 31, 2018
Accounts payable - trade	$17,019	$9,716
Accounts payable - related parties	160	933
Total accounts payable	$17,179	$10,649

Accrued interest on Convertible Notes	$11,281	$5,302
Accrued payroll	4,252	3,278
Accrued legal fees	344	565
Consideration payable for acquisition of Manitoba Harvest	69,356	—
Contingent consideration for acquisitions	49,214	—
Other accrued expenses and current liabilities	18,372	5,673
Total accrued expenses and other current liabilities	$152,819	$14,818

Refer to Note 13 for details on the consideration payable and contingent consideration for the acquisitions of Manitoba Harvest and Natura.

8.	Convertible Notes

In October 2018, the Company issued convertible senior notes with a face value of $475,000 (the “Convertible Notes”). The net proceeds from the offering were approximately $460,134, after deducting commissions and other fees and expenses payable by the Company. The Convertible Notes bear interest at a rate of 5.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2019. Additional interest may accrue on the Convertible Notes in specified circumstances. The Convertible Notes will mature on October 1, 2023, unless earlier repurchased, redeemed or converted. There are no principal payments required over the five-year term of the Convertible Notes, except in the case of redemption or events of defaults.

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

Prior to the close of business on the business day immediately preceding April 1, 2023, the Convertible Notes will be convertible only under the specified circumstances. On or after April 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of one thousand dollar principal amount, at the option of the holder regardless of the aforementioned circumstances.

As of March 31, 2019, the Convertible Notes are not yet convertible. The Convertible Notes will become convertible upon the satisfaction of the above circumstances. Transaction costs attributable to the Convertible Notes totaling $13,467 amortized as non-cash interest expense over the term of the Convertible Notes. As of March 31, 2019, the Company was in compliance with all the covenants set forth under the indenture.

The following table sets forth the net carrying amount of the Convertible Notes:

	March 31, 2019	December 31, 2018
5.00% Convertible Notes	$475,000	$475,000
Unamortized discount	(39,795)	(41,687)
Unamortized transaction costs	(12,337)	(12,946)
Net carrying amount	$422,868	$420,367

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three months ended March 31,
	2019	2018
Contractual coupon interest	$5,938	$—
Amortization of discount	1,892	—
Amortization of transaction costs	609	—
Total	$8,439	$—

9.	Stockholders’ Equity

Common and Convertible Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of March 31, 2019. The liquidation and dividend rights are identical among Class 1 common stock and Class 2 common stock, and all classes of common stock share equally in our earnings and losses.

	Par Value	Authorized	Voting Rights
Class 1 common stock	$0.0001	250,000,000	10 votes for each share
Class 2 common stock	$0.0001	500,000,000	1 vote for each share
Convertible preferred stock	$0.0001	10,000,000	N/A

In connection with the profit participation agreement with ABG Intermediate Holdings 2, LLC (“ABG”), the Company issued 840,107 Class 2 common stock in January 2019 and 840,107 Class 2 common stock in March 2019 at a deemed issuance price of $79.35 per share. Given that the Class 2 common stock issued to ABG were not registered with the SEC and subject to transfer restrictions, the fair values of the issuances were $89.13 and $59.77 per share, respectively, as recorded in the Condensed Consolidated Statements of Stockholders’ Equity. Refer to Note 12 for details.

In February 2019, the Company issued 180,332 Class 2 common stock at a deemed issuance price of $83.73 ($110.91 CAD) per share in connection with the closing of the Natura acquisition. Refer to Note 13 for details.

In March 2019, the Company issued 1,209,946 Class 2 common stock at a deemed issuance price of $80.04 ($105.38 CAD) per share in connection with the closing of the Manitoba Harvest acquisition. Refer to Note 13 for details.

10.	General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Three months ended March 31,
	2019	2018
Salaries	$6,411	$1,097
Professional fees	2,457	1,482
Travel expenses	721	165
Other expenses	3,208	1,401
Total	$12,797	$4,145

11.	Stock-based Compensation

Original Stock Option Plan

Certain employees of the Company participate in Privateer Holdings’ equity-based compensation plan (the “Original Plan”) under the terms and valuation method detailed in our Annual Financial Statements. For the three months ended March 31, 2019, the total stock-based compensation expense associated with the Original Plan was $110 (2018 – $31).

Stock option activity under the Original Plan is as follows:

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2018	592,594	$4.14	8.1	$989
Exercised	(2,234)	4.27		—
Forfeited	(4,521)	4.59		—
Cancelled	(662)	4.18		—
Balance March 31, 2019	585,177	$4.33	7.9	$37,997
Vested and expected to vest, March 31, 2019	511,841	$4.20	7.8	$34,096
Vested and exercisable, March 31, 2019	266,636	$3.37	7.0	$17,983

No stock options were granted under the Original Plan during the three months ended March 31, 2019 or 2018. The total intrinsic values of stock options exercised as of March 31, 2019 was $149 (2018 - $1). As of March 31, 2019, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $577 which will be amortized over the weighted-average remaining requisite service period of approximately 0.9 years. The total fair value of stock options vested as of March 31, 2019 was $95 (December 31, 2018 – $276).

New Stock Option and Restricted Stock Unit Plan

The Company adopted the 2018 Equity Incentive Plan (the “New Plan”) as amended and approved by stockholders in May 2018 under the terms and valuation methods detailed in our Annual Financial Statements. As of March 31, 2019, 12,926,172 shares are reserved for issuance under the New Plan. For three months ended March 31, 2019, $5,196 total stock-based compensation expense was associated with the New Plan. There were no stock options, RSUs or restricted stock awards granted under the New Plan as of March 31, 2018.

Stock option and RSU activity under the New Plan are as follows:

Time-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2018	6,015,041	$13.54	7.7	$342,916
Granted	10,000	70.25		—
Exercised	(50,000)	7.76		—
Forfeited	(6,750)	54.56		—
Balance March 31, 2019	5,968,291	$13.63	9.2	$309,755
Vested and expected to vest, March 31, 2019	5,712,812	$13.43	9.2	$297,642
Vested and exercisable, March 31, 2019	1,450,000	$7.76	9.1	$83,752

The weighted-average fair values of all time-based stock options granted during the three months ended March 31, 2019 was $45.67 per share. As of March 31, 2018, there were no stock options, RSUs or restricted stock awards granted under the New Plan. As of March 31, 2019, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $35,104, which will be amortized over the weighted-average remaining requisite service period of approximately 2.63 years. The total fair value of stock options vested as of March 31, 2019 was $6,085 (2018 – nil).

Performance-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2018	600,000	$7.76	9.4	$37,668
Exercised	(70,000)	7.76		—
Balance March 31, 2019	530,000	$7.76	9.1	$30,613
Vested and expected to vest, March 31, 2019	525,194	$7.76	9.1	$30,335
Vested and exercisable, March 31, 2019	230,000	$7.76	9.1	$13,285

No performance-based stock options were granted under the New Plan during the three months ended March 31, 2019 or 2018. As of March 31, 2019, the total remaining unrecognized compensation expense related to non-vested stock options was $340, which will be amortized over the weighted-average remaining requisite service period of approximately 0.3 years. The total fair value of stock options vested as of March 31, 2019 was $955 (2018 – nil).

Time-based RSU activity

	Time-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2018	237,222	$49.86
Granted	320,351	70.25
Forfeited	(2,369)	109.12
Non-vested March 31, 2019	555,204	$61.37

As of March 31, 2019, $29,609 of total unrecognized compensation cost related to non-vested time-based RSUs will be recognized as expense over a weighted-average period of 2.95 years. No time-based RSUs vested during the period.

Performance-based RSUs activity

	Performance-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2018	1,050,000	$7.76
Vested	(425,000)	7.76
Non-vested March 31, 2019	625,000	$7.76

At March 31, 2019, $1,264 of total unrecognized compensation cost related to non-vested performance-based RSUs that will be recognized as expense over a weighted-average period of 1.30 years.

12.	ABG Profit Participation Arrangement

On January 14, 2019, the Company entered into a Profit Participation Arrangement with ABG Intermediate Holdings 2, LLC (“ABG”) that offers the Company: (i) participation rights in up to 49% of the net (i.e. post-expense) cannabis revenues from certain existing ABG brands in perpetuity, (ii) guaranteed minimum receipt of $10,000 annually for ten years (prorated based on total consideration paid to ABG) in quarterly payments for participation rights, (iii) preferred supplier rights of all cannabinoid ingredients for products under cannabis-related licenses of certain existing ABG brands in perpetuity, (iv) preferred royalty rates for the Company to license and develop cannabis products for certain existing ABG brands, and (v) first negotiation and matching rights related to participation rights in net cannabis revenues for any additional brands acquired by ABG after entering into the Profit Participation Arrangement.

As consideration for this arrangement, the Company issued 840,107 shares of Class 2 common stock and paid $20,000 in cash in January 2019, paid $13,333 in cash in February 2019, and issued 840,107 shares of Class 2 common stock in March 2019. Under the terms of the arrangement, the Company shall pay $83,333, in a combination of Class 2 common stock and up to $16,667 in cash at ABG’s election, upon certain triggers relating to the regulatory status of tetrahydrocannabinol (“THC”) in the United States or receipt of $5,000 in participation rights distributions from cannabis products containing THC outside the United States, in accordance with terms outlined in the arrangement. The Company will record a liability related to this contingent payment when the triggers are met and the consideration becomes payable.

Since the arrangement conveys a right for the Company to receive guaranteed minimum cash from ABG over ten years, it meets the definition of a loan pursuant to ASC 310 “Receivables”. The portion of the loans relating to cash paid to ABG is recorded on the Condensed Consolidated Balance Sheets as of March 31, 2019 in the amounts of $378 in other receivables and $6,967 in deposits and other assets for the current and non-current portions, respectively. The portion of the loans relating to shares issued to ABG of $30,292 is recorded in additional paid-in capital on the Condensed Consolidated Balance Sheets as of March 31, 2019. The allocation of the loans between the asset and equity portions was determined on a relative fair value basis. As the loans have no stated interest rate, fair value was determined using the present value of the expected cash flows at a 12% discount rate, which reflects an appropriate market rate for each loan at the time it was issued. Interest on the loan is calculated using the effective interest rate method and recognized in finance income from ABG Profit Participation Arrangement on the Condensed Consolidated Statements of Net Loss and Comprehensive Loss for the portion of the loan relating to cash paid to ABG, and in additional paid-in capital on the Condensed Consolidated Balance Sheets for the portion relating to shares issued to ABG.

As of March 31, 2019, the Company recorded an intangible asset with indefinite life in the amount of $151,096 for the participation rights, preferred supplier rights, and preferred royalty rights under the Profit Participation Arrangement, as described above. The cost of this intangible asset was calculated as the fair value of the cash paid and shares issued, less the fair value attributable to the loan described above. As of March 31, 2019, the Company recorded a deferred tax liability of $31,730 relating to this intangible asset.

13.	Business Combinations

Acquisition of Manitoba Harvest

On February 28, 2019, the Company completed the acquisition of all issued and outstanding shares of FHF Holdings Ltd. (“Manitoba Harvest”). Manitoba Harvest develops and distributes a diverse portfolio of hemp-based natural food and wellness products and enables the Company to expand into the growing cannabidiol (“CBD”) product market in the United States. The preliminary purchase price is calculated as follows:

February 28, 2019
Cash paid on closing	$114,591
Cash payable six months after closing	37,490
Class 2 common stock issued on closing (1)	96,844
Class 2 common stock issuable six months after closing (1)	31,866
Contingent consideration	29,207
Total fair value of consideration transferred	$309,998

(1)

1,209,946 shares of Class 2 common stock were issued on closing. The amount of Class 2 common stock issuable six months after closing will be the determined in accordance with the Manitoba Harvest acquisition agreement based on the trading price of the shares.

As part of the acquisition of Manitoba Harvest, the Company entered into a contingent consideration arrangement whereby the Company may pay a maximum of $37,129 ($49,000 CAD) payable in Class 2 common stock. The payment amount is based on gross branded CBD product sales in the United States for the period from January 1, 2019 to December 31, 2019. The estimated fair value of the contingent consideration is $29,207 and is recorded within accrued expenses and other current liabilities. The contingent consideration was valued using a probability-weighted discounted cash flow model based on internal forecasts and the estimated cost of debt for the Company. The contingent consideration will be reassessed and adjusted to fair value each quarter though other income, net. There was not a material change in the fair value of the contingent consideration from the closing date to March 31, 2019.

The following table summarizes the Company’s preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date. The final purchase price allocation will be adjusted as needed, pending the finalization of customary post-close working capital adjustments and continued review of the estimates and assumptions used in valuing property and equipment and intangible assets, among other identifiable assets acquired and liabilities assumed, and will be finalized no later than one year after the acquisition date.

February 28, 2019
Assets
Cash and cash equivalents	$5,534
Accounts receivable	6,207
Inventory	15,311
Prepaid expenses and other current assets	1,030
Property and equipment	23,534
Intangible assets: Estimated useful life
Trademarks Indefinite	54,688
Developed technology 10 years	6,912
Customer relationships 14-16 years	133,834
Goodwill	127,993
Total assets	375,043
Liabilities
Accounts payable	4,652
Accrued expenses and other current liabilities	5,058
Accrued obligations under capital lease	321
Deferred tax liability	55,014
Total liabilities	65,045
Net assets acquired	$309,998

The Company incurred acquisition costs of $1,328 for the acquisition of Manitoba Harvest. The goodwill of $127,993 is attributable factors such as market share, reputation with customers and vendors, and the skilled workforce of Manitoba Harvest. Goodwill is not deductible for tax purposes. The gross contractual amount of receivables is $6,340, of which approximately $133 is not expected to be collected.

The financial results of Manitoba Harvest are included in the Company’s financial statements since acquisition close. The Condensed Consolidated Statements of Net Loss and Comprehensive Loss include revenue of $5,621 and net loss of $2,176 of Manitoba Harvest.

Supplemental Pro Forma Information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition of Manitoba Harvest as if the acquisition had occurred as of January 1, 2018. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time:

	Three months ended March 31,
	2019	2018
Revenue	$33,242	$18,454
Net loss	(31,858)	(6,921)
Net loss per share - basic and diluted	(0.33)	(0.09)

Acquisition of Natura

On February 15, 2019, the Company acquired the remaining 97% issued and outstanding shares of Natura Naturals Holdings Inc. (“Natura”). Natura is licensed to cultivate and produce medical cannabis, expanding the Company’s capacity to supply high-quality branded cannabis products to the Canadian market. The preliminary purchase price is calculated as follows:

February 15, 2019
Cash paid on closing	$15,252
Class 2 common stock issued on closing (1)	15,100
Contingent consideration	20,007
Fair value of previously held interest (2)	1,565
Effective settlement of pre-existing debt (3)	2,308
Total fair value of consideration transferred	$54,232

(1)	180,332 shares of Class 2 common stock issued on closing.
(2)	The fair value of the Company’s investment in Natura on the acquisition date was determined based on the fair value of total consideration transferred and reflected book value on the acquisition date.
(3)	The Company held $3,000 CAD convertible debt of Natura at the acquisition date. On acquisition, this debt and related accrued interest was effectively settled.

The following table summarizes the Company’s preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date. The final purchase price allocation will be adjusted as needed, pending the finalization of customary post-close working capital adjustments and continued review of the estimates and assumptions used in valuing property and equipment and intangible assets, among other identifiable assets acquired and liabilities assumed, and will be finalized no later than one year after the acquisition date.

February 15, 2019
Assets
Cash and cash equivalents	$169
Accounts receivable	109
Inventory	3,482
Prepaid expenses and other current assets	166
Property and equipment	17,646
Intangible assets: Estimated useful life
Cultivation license 2 years	10,872
Supply contract 3 years (1)	2,529
Goodwill	28,371
Total assets	63,344
Liabilities
Accounts payable	3,280
Accrued expenses and other current liabilities	876
Deferred tax liability	4,956
Total liabilities	9,112
Net assets acquired	$54,232

(1)	The estimated useful life of the supply contract intangible asset is 3 years. Amortization of the asset will commence once supply commences.

The Company incurred acquisition costs of $824 for the acquisition of Natura. The goodwill of $28,371 is attributable factors such as strong supply chain, quality of products and the skilled workforce of Natura. Goodwill is not deductible for tax purposes.

The financial results of Natura are included in the Company’s financial statements since acquisition close. The Condensed Consolidated Statements of Net Loss and Comprehensive Loss include revenue of $2,296 and net loss of $1,820 of Natura.

As part of the acquisition of Natura, the Company entered into a contingent consideration arrangement whereby the Company issued promissory notes with an aggregate principle amount of $26,205 ($34,500 CAD). The ultimate payment amounts are based on production levels of consumer grade dry finished cannabis flower from Natura facilities during four periods from February 1, 2019 to January 31, 2020 and are payable in Class 2 common stock. The Condensed Consolidated Balance Sheet includes $20,007 within accrued expenses and other current liabilities to reflect the estimated fair value of the contingent consideration as of March 31, 2019. The contingent consideration was valued using a discounted cash flow in a Monte Carlo simulation based on internal forecasts, an expected quarterly production distribution function, and a weighted average cost of capital adjusted to account for revenue risk derived at February 15, 2019. The contingent consideration will be reassessed and adjusted to fair value each quarter though other (income) expense, net. There was no material change in the fair value of the contingent consideration from February 15, 2019 to March 31, 2019.

Supplemental Pro Forma Information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition of Natura as if the acquisition had occurred as of January 1, 2018. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time:

	Three months ended March 31,
	2019	2018
Revenue	$23,599	$7,831
Net loss	(31,572)	(6,577)
Net loss per share - basic and diluted	(0.33)	(0.09)

14.	Financial Instruments

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

The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary. As of March 31, 2019 and December 31, 2018, the Company is not exposed to any significant credit risk related to counterparty performance of outstanding accounts receivable.

Foreign currency risk

As the Company conducts its business in many areas of the world involving transactions denominated in a variety of currencies, the Company is exposed to foreign currency risk. A significant portion of the Company’s assets, revenue, and expenses are denominated in Canadian dollars. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $890 as of March 31, 2019, with a corresponding impact to accumulated other comprehensive income. As of March 31, 2019, the Company had foreign currency loss of $179. This amount was primarily related to the translation of cash and cash equivalents and short-term investments on the Condensed Consolidated Balance Sheets.

Liquidity risk

The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash flows generated from operations to meet its requirements. As of March 31, 2019, the most significant financial liabilities are Convertible Notes, contingent consideration, accounts payable and accrued expenses.

15.	Related-Party Transactions

The Company was a wholly owned subsidiary of Privateer Holdings, Inc. (“Privateer Holdings” or “Parent”) prior to its Series A preferred stock financing and its IPO.

Privateer Holdings management fees

Management services charged by Privateer Holdings for services performed, including management services, support services, business development services and research and development services for the three months ended March 31, 2019 was $317 (March 31, 2018 – $1,318) were included in operating expenses and accounts payable.

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

16.	Business Segment Information

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in one segment: the development and sale of cannabis products.

Revenue for the three months ended March 31, 2019 includes $1,559 of excise taxes (2018 – nil). Sources of revenue were as follows:

	Three months ended March 31,
	2019	2018
Dried cannabis	$10,422	$4,623
Cannabis extracts	6,454	3,106
Food products	6,042	—
Accessories and other	120	79
Total	$23,038	$7,808

Revenue attributed to geographic region based on the location of the customer was as follows:

	Three months ended March 31,
	2019	2018
Canada	$17,002	$7,376
United States	4,225	—
Other countries	1,811	432
Total	$23,038	$7,808

Long-lived assets consisting of property and equipment, net of accumulated depreciation, attributed to geographic regions based on their physical location were as follows:

	March 31, 2019	December 31, 2018
Canada	$108,821	$64,687
Portugal	19,916	15,455
United States	134	—
Other countries	92	72
Total	$128,963	$80,214

One customer accounted for 13% of our revenue for the three months ended March 31, 2019. One customer accounted for 24% of our revenue for the same period in 2018.

Two customers accounted for 13% and 11% of our accounts receivable balance as of March 31, 2019. Two customers accounted for 16% and 30% of our accounts receivable balance as of December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward -looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC and Canadian public filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

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

We continue to develop strategic alliances like our global collaboration with Sandoz AG (“Sandoz AG”) to increase the availability of high quality medical cannabis products across the world through: (a) Sandoz’s support of the global commercialization of our non-smokable/non-combustible medical cannabis products, (b) co-branding of certain non-smokable/non-combustible products, (c) our supply of non-smokable/non-combustible medical cannabis products and license rights to and from Sandoz in relation to such products, and (d) collaboration to develop new innovative medical cannabis products. Moreover, our partnership with AB InBev, through its subsidiary Labbatt Breweries of Canada, to research non-alcohol beverages containing tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) demonstrates our continuing commitment to pioneer the development of a professional, transparent, and well-regulated cannabis industry.

On January 14, 2019, we entered into a Profit Participation Arrangement with ABG Intermediate Holdings 2, LLC (“ABG”) where we purchased: (i) participation rights in up to 49% of the net (i.e. post-expense) cannabis revenues from certain existing ABG brands into perpetuity, (ii) guaranteed minimum receipt of $10 million annually for ten years (prorated based on total consideration paid to ABG) in quarterly payments for participation rights, (iii) preferred supplier rights of all cannabinoid ingredients for products under cannabis-related licenses of certain existing ABG brands into perpetuity, (iv) preferred royalty rates for the Company to license and develop cannabis products for brands currently within the ABG portfolio, and (v) first negotiation and matching rights related to participation rights in net cannabis revenues for any additional brands acquired by ABG after entering into the Profit Participation Arrangement. As consideration for this arrangement, we paid to date approximately $33 million in cash and 1,680,214 shares of Class 2 common stock. We also agreed to pay approximately $83 million, in a combination of Class 2 common stock and up to $17 million in cash at ABG’s election, upon certain triggers relating to the regulatory status of THC in the United States, or receipt of $5,000 in participation rights distributions from cannabis products containing THC outside the United States, in accordance with terms outlined in the arrangement.

On February 15, 2019, we acquired Natura Naturals Holdings Inc. (“Natura”), a licensed cultivator under the Cannabis Act specializing in greenhouse cultivation. Our acquisition of Natura increases our capacity to supply high-quality branded cannabis products to the Canadian market. The preliminary purchase price of approximately $54 million consists of approximately $15 million in cash and 180,332 shares of Class 2 common stock issued on closing, approximately $20 million contingent consideration based on production levels, and effective settlement of pre-existing debt and previously held interest. Refer to “Part I, Item 1. Note 13 – Business Combinations” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

On February 27, 2019, we acquired FHF Holdings Ltd. (“Manitoba Harvest”), a distributor of a diverse portfolio of hemp-based natural food and wellness products that will enable to the Company to expand into the growing CBD product market in the United States. The preliminary purchase price of approximately $310 million consists of approximately $115 million in cash and 1,209,946 shares of Class 2 common stock issued on closing, approximately $37 million in cash payable and approximately $32 million in Class 2 common stock issuable six months after closing, and approximately $29 million contingent consideration based on gross branded CBD product sales in the United States in 2019. Refer to “Part I, Item 1. Note 13 – Business Combinations” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Key Operating Metrics

We use the following key operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance and make strategic decisions.

	Three months ended March 31,		Three months ended March 31,
	2019	2018	Change	% Change
Kilograms equivalents sold - cannabis	3,012	1,299	1,713	132%
Kilograms harvested - cannabis	8,394	1,693	6,701	396%
Units sold - food products	620,940	—	N/A	N/A
Average net selling price per gram - cannabis	$5.60	$5.94	$(0.34)	(6)%
Average cost per gram sold - cannabis	$4.06	$2.81	$1.25	44%
Average gross selling price per unit - food products	$9.73	$—	N/A	N/A

N/A: Not a meaningful comparison

Kilogram equivalents sold. We sell two cannabis product categories: (1) dried cannabis, which includes whole flower and ground flower and (2) cannabis extracts, which includes full-spectrum and purified oil drops and capsules. Cannabis extracts are converted to flower equivalent grams based on the type and number of dried cannabis grams required to produce extracted cannabis in the form of cannabis oils. This conversion ratio is based on the amount of active cannabinoids in the products rather than the volume of oil. For example, our 40mL oil drops are converted to five gram equivalents.

Total kilogram equivalents sold increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to increased adult-use, bulk and international medical sales.

Kilograms harvested. Kilograms harvested represents the weight of dried whole plants after harvest, drying and curing. This operating metric is used to measure the production efficiency of our facilities and production team.

Total kilograms harvested increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to the additional operational capacity provided by new facilities brought into operations through the acquisition of Natura and ramp up of Tilray Portugal in the first quarter of 2019.

Units sold – food products. As a result of the acquisition of Manitoba Harvest, we sell food products such as shelled hemp seed, ground hemp and oil that are tracked by individual units.

This is our first quarter reporting food product sales and we have no sales data in the comparable period in 2018.

Average net selling price per gram. The average net selling price per gram is an indicator that shows our pricing trends over time on a gram equivalent basis and is impacted by sales mix, channel and product type. We exclude revenue associated with food products, accessories and freight sales to arrive at cannabis-related revenue. We calculate average net selling price per gram by dividing cannabis-related revenue by kilogram equivalents sold.

The average net selling price per gram decreased for the three months ended March 31, 2019 from the comparable period in 2018 due to a shift in distribution channels. Since legalization, adult use products increased to 34.2% of total revenue. Adult use products are sold directly to wholesalers, which have a lower sales price per gram with higher sales volumes. We expect our average selling price to continue to decline over time as a result of a higher mix of products sold through Canadian adult-use wholesale channels compared to Canadian medical, which is direct-to-patient.

To determine the Canadian dollar average net selling price per gram range above, revenue and costs are converted using the average exchange rate during the reporting period. All input costs are individually converted by multiplying the U.S. dollar to Canadian dollar rate to determine the Canadian dollar amount.

Average cost per gram sold. The average cost per gram sold measures the efficiency in our cultivation, manufacturing and fulfillment operations. We deduct food products, inventory adjustments and the cost of sales related to accessories from total cost of sales to arrive at cannabis-related cost of sales. Cannabis-related cost of sales is then divided by total kilogram equivalents sold to calculate the average cost per gram sold.

The average cost per gram sold increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to sourcing product from other Licensed Producers as well as launching of our new cultivation facilities. High Park Farms manufactured adult use products until High Park Processing Facility received its license. As this was a temporary operation, manufacturing costs were higher and output was lower than our established manufacturing facilities. High Park Processing Facility received its license in the first quarter of 2019 and we are transitioning operations to the processing facility. We expect to see costs decreasing at this facility in future periods when this facility is operating at capacity.

Average gross selling price per unit. The average gross selling price per unit is an indicator that shows our pricing trends over time on a unit basis for our food products. This is impacted by sales mix, channel and product type. We exclude revenue associated with cannabis, accessories and freight sales to arrive at food product-related revenue. We calculate average gross selling price per unit by dividing food product-related revenue by units sold.

This is our first quarter reporting food product activity and we have no sales data in the comparable period in 2018.

Other companies, including companies in our industry, may calculate key operating metrics with similar names differently which may reduce their usefulness as comparative measures.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report, other than those noted in “Part I, Item 1. Note 1 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements (the “financial statements”) contained in this Quarterly Report on Form 10-Q. The most significant updates are as follows:

Business combinations, including acquired intangibles and goodwill

We account for business combinations using the acquisition method, recording the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets acquired as goodwill. The estimated fair value of acquired assets and assumed liabilities are determined primarily by using a discounted cash flow approach, with estimated cash flows discounted at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams. These estimates and the resulting valuations require significant judgment.

Results of Operations

Financial data is expressed in thousands of U.S. dollars.

Condensed Consolidated Statements of Net Loss Data

	Three months ended March 31,
	2019	2018
Revenue	$23,038	$7,808
Cost of sales	17,653	3,912
Gross margin	5,385	3,896
General and administrative expenses	12,797	4,145
Sales and marketing expenses	7,821	2,263
Depreciation and amortization expense	1,863	222
Stock-based compensation expense	5,306	31
Research and development expenses	1,048	975
Acquisition and integration expenses	4,424	—
Operating loss	(27,874)	(3,740)
Foreign exchange loss, net	179	1,146
Interest expense, net	8,745	416
Finance income from ABG Profit Participation Arrangement	(135)	—
Other income, net	(2,345)	(121)
Deferred income tax recovery	(3,777)	—
Current income tax recovery	(240)	—
Net loss	$(30,301)	$(5,181)
Other Financial Data
Adjusted EBITDA (1)	$(14,558)	$(3,230)

	Three months ended March 31,
	2019	2018
(as a percentage of revenue)
Revenue	100%	100%
Cost of sales	77	50
Gross margin	23	50
General and administrative expenses	56	53
Sales and marketing expenses	34	29
Depreciation and amortization expense	8	3
Stock-based compensation expense	23	N/A
Research and development expenses	5	12
Acquisition and integration expenses	19	—
Operating loss	(121)	(48)
Foreign exchange loss, net	1	15
Interest expense, net	38	5
Finance income from ABG Profit Participation Arrangement	(1)	—
Other income, net	(10)	(2)
Deferred income tax recovery	(16)	—
Current income tax recovery	(1)	—
Net loss	(132)%	(66)%
Other Financial Data
Adjusted EBITDA (1)	(63)%	(41)%

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Net Loss and Adjusted EBITDA.”

N/A: Not a meaningful percentage

Revenue

	Three months ended March 31,		Three months ended March 31,
Cannabis revenue mix	2019	2018	$ Change	% Change
Adult-use	$7,881	$—	$7,881	N/A
ACMPR (direct to patient & bulk)	7,763	7,378	385	5%
Food products	5,582	—	5,582	N/A
International - medical	1,812	430	1,382	321
Total	$23,038	$7,808	$15,230	195%

N/A: Not a meaningful percentage

Revenue increased 195% to $23.0 million ($31.0 million CAD) for the three months ended March 31, 2019 compared to $7.8 million ($9.9 million CAD) for the same period in 2018. Growth was driven by an increase in the adult-use market due to the adult-use legislation, ramp-up and acquisition of production, as well as the addition of hemp food sales from the Manitoba Harvest acquisition during the first quarter of 2019. International medical sales also contributed to sales growth during the quarter, more than quadruple that of the comparable prior year period.

For the three months ended March 31, 2019, our extract products revenue was $6.5 million ($8.6 million CAD) compared to $3.1 million ($4.0 million CAD) for the same period in 2018. On a percentage of revenue basis, extract products accounted for 37% of revenue from non-food products for March 31, 2019 and 40% for the same period in 2018. On October 17, 2018 the adult-use market was launched in Canada and contributed $7.8 million ($10.4 million CAD) to our revenue, representing 34% of revenue for the three months ended March 31, 2019. We expect Canadian adult-use revenues to be a greater percentage of total revenues for 2019 due to a full year of sales compared to 2018.

The Canadian dollar revenue was derived using the average exchange rate during the reporting period. Amounts are individually converted by multiplying the U.S. dollar to Canadian dollar rate to determine the Canadian dollar amount.

Cost of Sales and Gross Margin

	Three months ended March 31,		Three months ended March 31,
	2019	2018	$ Change	% Change
Cost of sales	$17,653	$3,912	$13,741	351%
Gross margin	5,385	3,896	1,489	38
Gross margin percentage	23%	50%

Cost of sales increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to increased sales, the addition of our acquisitions of Manitoba Harvest and Natura, the start-up of High Park Farms, a shift towards a mix of high THC and high CBD cultivars that have lower yields, along with procurement of third-party supply.

Gross margin percentage decreased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to increased post-harvest costs per gram as a result of procurement of third-party supply, low yields, and low throughput during the scaling of new facilities. Additionally, margin on food products were impacted by approximately $0.7 million non-cash charge due to purchase accounting step-up in inventory value. We expect an additional non-cash charge of approximately $1.4 million related to purchase accounting step-up in value for inventory in the second quarter of 2019.

Operating Costs and Expenses

	Three months ended March 31,		Three months ended March 31,
	2019	2018	Change	% Change
General and administrative expenses	$12,797	$4,145	$8,652	209%
Sales and marketing expenses	7,821	2,263	5,558	246
Depreciation and amortization expense	1,863	222	1,641	N/A
Stock-based compensation expense	5,306	31	5,275	N/A
Research and development expenses	1,048	975	73	7
Acquisition and integration expenses	4,424	—	4,424	N/A
Total operating expenses	$33,259	$7,636	$25,623	336%
(as a percentage of revenue)
General and administrative expenses	56%	53%
Sales and marketing expenses	34	29
Depreciation and amortization expense	8	3
Stock-based compensation expense	23	N/A
Research and development expenses	5	12
Acquisition and integration expenses	19	—
Total operating expenses	144%	98%

N/A: Not a meaningful percentage

General and administrative expenses increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to higher employee costs to support a larger business from the acquisition of Manitoba Harvest, increases in professional fees related to legal, audit and human resources, IT services to support our growth, and public company costs.

Sales and marketing expenses increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to the acquisitions of Manitoba Harvest, development of our Canadian adult-use sales and marketing team, and the increase in headcount in Tilray Deutschland GmbH as we expand our international presence.

Depreciation and amortization expense increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to the acquisition of Manitoba Harvest and Natura in 2019 contributing to $1.6 million of the increase.

Stock-based compensation expense increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to the issuance of stock options, restricted stock units and certain IPO contingency triggers related to performance-based awards granted under the New Plan.

Research and development expenses decreased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to the timing of new product initiatives and drug production for clinical trials, as several projects related the preparation for the adult-use market in 2018 were completed before the first quarter of 2019. We expect our research and development expenses to increase as we pursue more clinical trial opportunities and continue to invest in developing non-combustible delivery formats and formulations.

Acquisition and integration expenses increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to costs incurred to close and integrate the acquisitions of Manitoba Harvest and Natura.

Foreign Exchange Loss, Net

Foreign exchange for the three months ended March 31, 2019 was a loss of $0.2 million compared to a loss of $1.1 million in the comparable period in 2018. As we hold a significant portion of balances in Canadian dollars, the fluctuation in foreign exchange rates between Canadian dollars and U.S. dollars drove the foreign exchange loss in both periods.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $8.7 million compared to $0.4 million in the comparable period in 2018. The increase was primarily attributable to the issuance of $475.0 million in Convertible Notes in October 2018. We expect an increase in interest expense in 2019 to reflect a full year of expense related to the Convertible Notes.

Net Loss and Adjusted EBITDA

	Three months ended March 31,		Three months ended March 31,
	2019	2018	Change	% Change
Net loss	$(30,301)	$(5,181)	$(25,120)	N/A
Adjusted EBITDA	$(14,558)	$(3,230)	$(11,328)	N/A

N/A: Not a meaningful percentage

	Three months ended March 31,
	2019	2018
Adjusted EBITDA reconciliation:
Net loss	$(30,301)	$(5,181)
Depreciation and amortization expense	2,770	479
Stock-based compensation expense	5,306	31
Acquisition and integration expenses	4,424	—
Foreign exchange loss, net	179	1,146
Interest expense, net	8,745	416
Other income, net	(2,345)	(121)
Amortization of inventory step-up	681	—
Deferred income tax recovery	(3,777)	—
Current income tax recovery	(240)	—
Adjusted EBITDA	$(14,558)	$(3,230)

Net loss increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to an increase in operating expenses related to continued growth, the expansion of our international teams, interest expense from the Convertible Notes, results of the Manitoba Harvest and Natura businesses acquired and the related acquisition and integration expenses.

Adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) decreased in three months ended March 31, 2019 from the comparable period in 2018 primarily due to an increase in operating expenses related to continued growth as well as expansion and development into new markets.

To supplement our financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, as described below, to understand and evaluate our operating performance. Adjusted EBITDA, which may be different than similarly titled measures used by other companies, is presented to help investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Some of these limitations are that:

•

Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization expense and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•

Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

•	Adjusted EBITDA excludes non-recurring acquisition and integration expenses, to reflect normal business activity;
•

Adjusted EBITDA excludes foreign exchange gains or losses, which account for the effect of both realized and unrealized foreign exchange transactions. Unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities;

•	Adjusted EBITDA excludes interest expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and reduces cash available to us;

•	Adjusted EBITDA excludes the non-recurring, non-cash impact of the amortization of purchase accounting step-up in inventory value, to reflect normal business activity; and
•

Adjusted EBITDA excludes current and deferred income tax expense and recovery, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $294 million and short-term investments totaling $31.2 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, treasury bills, corporate bonds and commercial papers.

In February and March 2018, we issued 7,794,042 shares of Series A preferred stock at $7.10 per share ($8.90 CAD per share) in exchange for cash proceeds of approximately $55.0 million ($69.1 million CAD) from third-party institutional investors. Upon the closing of the IPO, all shares of the outstanding Series A preferred stock automatically converted into 7,794,042 shares of Class 2 common stock on a one-for-one basis.

In July 2018, we completed our IPO, whereby 10,350,000 shares of our Class 2 common stock were sold at a price of $17.00 per share ($22.45 CAD per share), which included 1,350,000 shares sold pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of approximately $163.7 million after deducting the underwriting discount.

In October 2018, we entered into an indenture relating to the issuance of $475.0 million aggregate principal amount of 5.00% Convertible Notes, which included $25.0 million pursuant to the underwriters’ option to purchase an additional aggregate principal amount. Net proceeds from the issuance were approximately $460.8 million, after deducting the initial purchases’ commissions.

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

The following table sets forth the major components of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(24,841)	$(1,725)
Net cash used in investing activities	(169,496)	(42,784)
Net cash provided by financing activities	744	53,910
Effect of foreign currency translation on cash and cash equivalents	543	416
(Decrease) increase in cash and cash equivalents	$(193,050)	$9,817

The change in net cash used by operating activities primarily was related to changes in working capital fluctuations and changes in non-cash expenses, all of which are highly variable.

The change in net cash used in investing activities primarily was related to acquisitions of Manitoba Harvest and Natura, investment in ABG Profit Participation Arrangement, and purchase of property and equipment related to our expansion projects in Canada and Portugal.

The change in net cash provided by financing activities included proceeds from exercise of stock options and capital lease payments.

The table below sets out the cash and cash equivalents, short-term investments and inventory:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$294,205	$487,255
Short-term investments	31,229	30,335
Inventory	49,009	16,211

We primarily financed our operations through the issuance of common stock, revenue generating activities, and recently through our sale of the Convertible Notes. We believe that our existing cash will be sufficient to meet our working capital requirements.

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

Contractual Obligations

With the acquisitions of Manitoba Harvest and Natura during the first quarter of fiscal 2019, additions to our operating leases included three properties from the Manitoba Harvest acquisition and certain assets from the Natura acquisition with the effect of increasing annual contractual operating lease obligations by approximately $0.3 million. The Company also has contractual commitments relating to the acquisitions of Manitoba Harvest and Natura to fund the acquisitions as well as the ABG Profit Participation Arrangement subject to certain regulatory or commercial triggers. Refer to “Part I, Item 1. Note 13 – Business Combinations” and “Part I, Item 1. Note 12 – ABG Profit Participation Arrangement” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in “Part I, Item 1. Note 1 – Summary of Significant Accounting Policies” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, or DCPs, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our DCPs, our Chief Executive Officer and Chief Financial Officer concluded that, due to a previously reported material weakness, the Company’s internal control over financial reporting was not effective as of March 31, 2019. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our inventory cost calculations and the financial close processes are manual in nature such that a timely, sufficiently precise and detailed review to mitigate the risk of material misstatement is not currently feasible due to the complexity of the spreadsheet-based models used. There were no material errors in the financial results or balances identified, no restatements of prior period financial statements, and no changes in previously released financial results were required as a result of this control deficiency.

Remediation Efforts to Address Material Weakness

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, the Company began implementing a remediation plan to address the material weakness mentioned above. Management will continue to increase the depth and experience within our operations, accounting and finance organizations, and design and implement improved processes and internal controls with the intent of increasing the use of system-based processes to limit manual calculations and adjustments in the inventory costing and financial close processes. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there have been no changes in the ICFR during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

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

We also hold licenses under the CR covering our facilities in Enniskillen, London, and Leamington, Ontario which we intend to use to service the adult-use market and support the medical market as needed. These licenses allow us to produce, sell, and distribute cannabis and/or cannabis products in Canada. These licenses are valid for fixed periods and will need to be renewed at the end of such periods.

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

We intend to apply for a sale license for finished cannabis oil products and dried cannabis products under the CR for our facility in Leamington, Ontario. Any future medical cannabis production facilities that we operate in Canada will also be subject to separate licensing requirements under the CR. Although we believe that we will meet the requirements of the CR for future renewals of our existing licenses, and grants of permits under such licenses, and to obtain corresponding licenses for future facilities in Canada, there can be no assurance that existing licenses will be renewed or new licenses obtained on the same or similar terms as our existing licenses, nor can there be any assurance that Health Canada will continue to issue import or export permits on the same terms or on the same timeline, or that other countries will allow, or continue to allow, imports or exports.

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

Health Canada inspectors routinely assess Tilray Nanaimo, High Park Farms, High Park Processing Facility, and High Park Gardens for compliance with applicable regulatory requirements. Our Tilray Portugal facilities will also be inspected for compliance by applicable regulators once construction is complete, and will be subject to certain ongoing inspections and audits once licensing is complete. Furthermore, the import of our products into other jurisdictions, such as Germany and Australia, is subject to the regulatory requirements of the respective jurisdiction. Any failure by us to comply with the applicable regulatory requirements could require extensive changes to our operations; result in regulatory or agency proceedings or investigations, increased compliance costs, damage awards, civil or criminal fines or penalties or restrictions on our operations; and harm our reputation or give rise to material liabilities or a revocation of our licenses and other permits. There can be no assurance that any pending or future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to us and our business.

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

Currently, our activities and resources are focused on the operation of Tilray Nanaimo, High Park Farms, High Park Gardens and our current licenses under the CR are specific to Tilray Nanaimo, High Park Farms, High Park Gardens and our High Park Processing Facility. Adverse changes or developments affecting these facilities, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster or a material failure of our security infrastructure, could reduce or require us to entirely suspend our production of cannabis. A significant failure of our site security measures and other facility requirements, including any failure to comply with regulatory requirements under the CR, could have an impact on our ability to continue operating under our Health Canada licenses and our prospects of renewing our Health Canada licenses, and could also result in a suspension or revocation of these Health Canada licenses. As we produce much of our medical cannabis products in Tilray Nanaimo, any event impacting our ability to continue production at Tilray Nanaimo, or requiring us to delay production, would prevent us from continuing to operate our business until operations at Tilray Nanaimo could be resumed, or until we were able to commence production at another facility.

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

The medical cannabis industry and market are relatively new, and this industry and market may not continue to exist or develop as anticipated or we may ultimately be unable to succeed in this industry and market.

We are operating our current business in a relatively new medical cannabis industry and market, and our success depends on our ability to attract and retain patients. In addition to being subject to general business risks applicable to a business involving an agricultural product and a regulated consumer product, we need to continue to build brand awareness of our Tilray brand in the medical cannabis industry and make significant investments in our business strategy and production capacity. These investments include introducing new products into the markets in which we operate, adopting quality assurance protocols and procedures, building our international presence and undertaking regulatory compliance efforts. These activities may not promote our medical products as effectively as intended, or at all, and we expect that our competitors will undertake similar investments to compete with us for market share. Competitive conditions, consumer preferences, regulatory conditions, patient requirements, healthcare practitioner prescribing practices, and spending patterns in this industry and market are relatively unknown and may have unique characteristics that differ from other existing industries and markets and that cause our efforts to further our business to be unsuccessful or to have undesired consequences. As a result, we may not be successful in our efforts to attract and retain patients or to develop new medical cannabis products and produce and distribute these medical cannabis products to the markets in which we operate or to which we export in time to be effectively commercialized, or these activities may require significantly more resources than we currently anticipate in order to be successful.

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

The illicit supply of cannabis and cannabis-based products may reduce our sales and impede our ability to succeed in the medical and adult-use cannabis markets.

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

The Cannabis Act allows for regulated and restricted access to cannabis for recreational adult use in Canada. We operate a part of our business in the adult-use cannabis industry and market.

There is no assurance that the adult-use cannabis industry, and the regulations governing this industry, will continue to develop as anticipated. There are and will be significant restrictions on the marketing, branding, product formats, product composition, packaging, and distribution channels allowed under the Cannabis Act, which may reduce the value of certain of our products and brands or negatively impact our ability to compete with other companies in the adult-use cannabis market. For instance, adult-use legislation includes a requirement for health warnings on product packaging, the limited ability to use logos and branding (only one brand name and one brand element per package), restrictions on packaging itself, and restrictions on types and avenues of marketing; further, proposed regulations governing topicals, edibles and extracts, which are expected to come in force on or before October 17, 2019, impose considerable restrictions on product composition, labeling, and packaging. Additional marketing restrictions have been imposed by some provinces and territories. We are reasonably certain that we will continue to be able to adapt our licensed brands and products to satisfy these restrictions and to package and successfully distinguish these brands in the marketplace while remaining compliant with applicable laws (including all provincial legislation); however further provincial or other legislation containing additional restrictions, such as a complete ban on marketing, may impact our ability to do so. Such additional restrictions may impair our ability to develop our adult-use brands, and a complete ban on marketing or additional product restrictions imposed under future regulations, may make it uneconomic or unfeasible for us to introduce our entire portfolio of brands and products into the Canadian market, which means that we will be unable to reap the full benefit of the exclusive rights we have secured to such brands and products. Further, each province and territory of Canada has the ability to separately regulate the distribution of cannabis within such province or territory, and the rules (including associated regulations) adopted by these provinces or territories vary significantly. Such variance may make participation in the adult-use cannabis market uneconomic or of limited economic benefit for us in those provinces or territories and could result in significant additional compliance or other costs and limitations on our ability to compete successfully in each such market.

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

We began operating in 2014 and have yet to generate a profit. We generated net losses of $30.3 million and $5.2 million for the period ended March 31, 2019 and 2018, respectively. Our accumulated deficit was $138.5 million and $108.2 million as of March 31, 2019 and December 31, 2018, respectively. We intend to continue to expend significant funds to increase our growing capacity, complete strategic mergers and acquisitions, invest in research and development, expand our marketing and sales operations to increase our base of registered patients and meet the increased compliance requirements associated with our transition to and operation as a public company. As we continue to grow, we expect the aggregate amount of these expenses will also continue to grow.

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

We plan in the future to commercialize in the United States a variety of products containing hemp-derived CBD, which might include certain cannabinoids including CBD but excluding THC. While the Agriculture Improvement Act of 2018, or the Farm Bill, exempted hemp and hemp derived products from the CSA, any such product commercialization will be subject to various laws, including the Farm Bill, the Food, Drug and Cosmetic Act, or the FD&CA, the Dietary Supplement Health and Education Act, or DSHEA, applicable state and/or local laws, and FDA regulations. We intend to offer hemp-derived CBD products in full compliance with applicable food, drug, cosmetic, and dietary supplement laws and regulations. Nevertheless, violations of any such law or regulation could result in warning letters, significant fines, penalties, administrative sanctions, injunctions, convictions or settlements arising from civil proceedings initiated.

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

We had one customer that accounted 13% our total revenue for the three months ended March 31, 2019, and one customer that accounted for 24% of our total revenue for three months ended March 31, 2018. We believe that our operating results for the foreseeable future will continue to depend on sales from a small number of customers. This one customer has no purchase commitments and may cancel, change or delay its purchases with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of this one customer or any other significant customer. In the future, this one customer may decide to purchase less product from us than it has in the past, may alter its purchasing patterns at any time with limited notice, or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

In March 2015, we voluntarily recalled certain lots of our milled House Blend as a result of the microbial level of this product falling outside of acceptable limits during secondary testing. In August 2016, we withdrew cannabis oil capsules supplied to Croatia for pharmacy distribution because certain capsules suffered damage during transport. In April 2019, we commenced a recall of one lot of prerolls supplied to the Canadian adult-use market due to labeling error. In each of these cases, we were able to complete the recall or withdrawal successfully; however, there is no assurance that such incidents will not result in regulatory action or civil lawsuits, whether frivolous or otherwise, or an adverse effect on our reputation or goodwill, or that of our products or brands.

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

The development of our business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by Health Canada. The regulatory environment in Canada limits our ability to compete for market share in a manner similar to other industries. All products we distribute into the Canadian adult-use market must comply with requirements under Canadian legislation, including with respect to product formats, product packaging, product composition and marketing activities around such products. As such, our portfolio of brands and products has been specifically adapted, and our marketing activities carefully structured, to enable us to develop our brands in an effective and compliant manner. If we are unable to effectively market our cannabis products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our cannabis products, then our sales and operating results could be adversely affected.

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

Demand for cannabis-based products is dependent on a number of social, political and economic factors that are beyond our control. There is no assurance that an increase in existing demand will occur, that we will benefit from any such demand increase or that our business will remain profitable even in the event of such an increase in demand. If we are unable to achieve or sustain profitability, the value of our Class 2 common stock and the notes may significantly decrease.

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

Prior to our IPO, we operated as a private company. As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. We may also lose status as an emerging growth company, which may further increase legal, accounting and other expenses resulting from increased disclosure and compliance obligations. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules implemented by the SEC and the Nasdaq Global Select Market, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel have limited experience operating a public company, which may result in operational inefficiencies or errors, or a failure to improve or maintain effective ICFR and DCP necessary to ensure timely and accurate reporting of operational and financial results. Our existing management team will need to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our ICFR, which, after we are no longer an emerging growth company, must be accompanied by an attestation report on ICFR issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will document and evaluate our ICFR, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our ICFR, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for ICFR. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our ICFR is effective as required by Section 404. This could result one or more material weaknesses in our ICFR, which could cause an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements (the “financial statements”).

Management may not be able to successfully implement adequate internal controls over financial reporting.

Proper systems of ICFR and disclosure are critical to the operation of a public company. However, we do not expect that our DCP or ICFR will prevent all errors and all fraud. For example, we previously reported a material weakness in our internal control over financial reporting as described in our annual report on Form 10-K for the year ended December 31, 2018. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified related to inventory costing and the financial close process. Specifically, our processes are manual in nature such that a timely, sufficiently precise and detailed review to mitigate the risk of material misstatement is not currently feasible due to the complexity of the spreadsheet-based models used in inventory cost calculations and the financial close. We have developed a plan to remediate the material weakness and begun implementing the remediation plan, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls with the intent of increasing the use of system-based processes to limit manual calculations and adjustments in the costing and financial closing processes. However, our efforts to remediate this material weakness may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially and adversely affected, which could cause investors to lose confidence in us and our reported financial information, which in turn could result in a reduction in the value of our Class 2 common stock.

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

The reporting currency for our financial statements is the U.S. dollar. We derive a significant portion of our revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. In addition, our obligations under our credit facilities with Privateer Holdings are denominated in U.S. dollars. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar and the Canadian dollar, although as we expand internationally we will be subject to additional foreign currency exchange risks. Because we recognize revenue in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon the translation of those results into U.S. dollars for the purposes of consolidation. In addition, a weakening of the Canadian dollar against the U.S. dollar would make it more difficult for us to meet our obligations under the notes and our credit facilities with Privateer Holdings. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, limitation of the tax deduction for interest expense (with certain exceptions), limitation of the deduction for net operating losses arising after 2017 to 80% of current year taxable income and elimination of carryback of such net operating losses, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits, deemed repatriation of certain intangible related income and a transition to a new quasi-territorial system of taxation. Notwithstanding the reduction in the corporate income tax rate, our business and financial condition could be adversely affected in future periods by the overall impact of the Tax Act. In addition, the Tax Act could be amended or subject to technical correction, possibly with retroactive effect, which could change the financial impacts that were recorded at March 31, 2019, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the Financial Accounting Standards Board and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect. Any such changes or potential additional impacts could adversely affect our business and financial condition. We will continue to examine and assess the impact this tax reform legislation may have on our business.

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

We are party to a number of licenses, including with entities formerly affiliated with Privateer Holdings, that give us rights to use third-party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the licensor to maintain and enforce its licensed intellectual property, in particular, those intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale or utilize substantially similar processes, which could have a material adverse effect on us.

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

Privateer Holdings beneficially owns or controls an approximate 77% equity interest in us through ownership or control of 16,666,667 shares of our Class 1 common stock and 58,333,333 shares of our Class 2 common stock, representing approximately 91% of the voting power of our capital stock. In addition, because our Class 1 common stock, which is held entirely by Privateer Holdings, has 10 votes per share, Privateer Holdings will continue to own a majority of the voting power of all outstanding shares of our capital stock and control all matters submitted to our stockholders for approval as long as it holds at least approximately 10.01% of all outstanding shares of our capital stock.

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

Generally, a transfer by Privateer Holdings of the Class 1 common stock it holds would cause a conversion of such shares into Class 2 common stock. However, a transfer by Privateer Holdings to the three founders of Privateer Holdings, or certain entities controlled by them, such as estate planning entities, would not result in a conversion and these individuals would continue to hold Class 1 common stock the superior voting rights of 10 votes per share. These three founders are Brendan Kennedy (our Chief Executive Officer and President as well as one of our directors), Michael Blue and Christian Groh, and such founders collectively hold 45% of the shares of Privateer Holdings.

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

Our relationship with Privateer Holdings continues to change and may cause our business to be adversely affected.

Privateer Holdings is not required, either directly or indirectly, to maintain any minimum ownership level in us. Accordingly, Privateer Holdings may transfer all or a substantial portion of its interest in our common stock to a third party, including in connection with a merger, consolidation, sale or spin-off of Privateer Holdings, without our consent or the consent of our other stockholders, although at such time any transferred shares of Class 1 common stock, except for shares transferred to the founders of Privateer Holdings or certain entities controlled by them, would be converted into shares of Class 2 common stock with a single vote per share rather than 10 votes per share. The interests of a transferee of our common stock may be different from Privateer Holdings’ and may not align with those of the other stockholders, and any such transaction may cause the industry relationships that we currently benefit from as a result of our affiliation with Privateer Holdings to be disrupted or eliminated. We cannot predict with any certainty the effect that any such transfer would have on the trading price of our Class 2 common stock or our ability to raise capital in the future. As a result of the foregoing, in the event of a change of our relationship with Privateer Holdings, our future would be uncertain and our business, financial condition and results of operations may suffer.

Future sales or distributions of our securities by Privateer Holdings could cause the market price for our Class 2 common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or distributions by Privateer Holdings or other stockholders, or the market perception that the holders of a large number of shares of our Class 2 common stock, or shares of our Class 1 common stock which are convertible into Class 2 common stock on a one-for-one basis, intend to sell our Class 2 common stock, could significantly reduce the market price of our Class 2 common stock. We cannot predict the effect, if any, that future public sales of these securities or the availability of these securities for sale will have on the market price of our Class 2 common stock. If the market price of our Class 2 common stock were to drop as a result, this might impede our ability to raise additional capital and might cause our remaining stockholders to lose all or part of their investment.

Risks Related to Ownership of Our Securities

Holders of Class 2 common stock have limited voting rights as compared to holders of Class 1 common stock. We cannot predict the impact that our capital structure and concentrated control by Privateer Holdings may have on the market price of our Class 2 common stock.

Privateer Holdings beneficially owns or controls 16,666,667 shares of our Class 1 common stock and 58,333,333 shares of our Class 2 common stock, representing 91% of the voting power of our capital stock. Class 1 common stock, held entirely by Privateer Holdings, has 10 votes per share, resulting in Privateer Holdings control of a majority of the voting power of all outstanding shares of our capital stock and control of all matters that may be submitted to our stockholders for approval as long as it holds at least approximately 10.01% of all outstanding shares of our capital stock. This concentrated control reduces other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders other than Privateer Holdings do not view as beneficial. Further, the concentration of the ownership of our Class 1 common stock may prevent or delay the consummation of change of control transactions that stockholders other than Privateer Holdings may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Future issuances of Class 1 common stock with Privateer Holdings may also be dilutive to the holders of Class 2 common stock. As a result, the market price of our Class 2 common stock could be adversely affected.

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

The market price for our Class 2 common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the three months ended March 31, 2019, the trading price of our common stock has fluctuated between a low of $62.65 and a high of $106.00 per share, demonstrating an unusual degree of volatility even relative to other cannabis companies during the same time period. The market price of our Class 2 common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; and (viii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2019 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

In connection with consummation of the previously disclosed Profit Participation Agreement and Payment Agreement with ABG Intermediate Holdings 2, LLC (“ABG”) on January 14, 2019, pursuant to which we purchased from ABG participation rights in up to 49% of the net (i.e. post-expense) royalties from cannabis products bearing brands currently within the ABG portfolio that ABG receives from the exploitation of certain ABG brands in connection with the development, marketing and sale of cannabis-related products, we issued 840,107 shares of Class 2 Common Stock in March 2019.

This issuance was exempt from registration under the Securities Act in reliance on Section 4(a)(2), as a transaction by an issuer not involving a public offering.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Arrangement Agreement among Tilray, Inc. and High Park Gardens Inc. and Natura Naturals Holdings Inc. dated January 21, 2019.	8-K	001-38594	2.1	1/25/2019

2.2	Arrangement Agreement among 1197879 B.C. LTD. and FHF Holdings LTD. and Tilray, Inc. and others dated February 19, 2019.	8-K	001-38594	2.2	2/25/2019

2.3	Amending Agreement by and among Tilray, Inc. 1197879 B.C. Ltd., FHF Holdings Ltd. and Compass Group Diversified Holdings, LLC dated February 27, 2019.	8-K	001-38594	2.3	3/4/2019

3.1	Certificate of Incorporation, as currently in effect.	8-K	001-38594	3.1	7/24/2018

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-225741	3.4	7/9/2018

4.1	Indenture, dated October 10, 2018, between Tilray, Inc. and GLAS Trust Company LLC.	8-K	001-38594	4.1	10/10/2018

4.2	Form of 5.00% Convertible Senior Note due 2023 (included in Exhibit 4.1).	8-K	001-38594	4.2	10/10/2018

10.1†	Profit Participation Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 14, 2019.	10-Q	001-38594	10.18	3/25/2019

10.2	Payment Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 14, 2019.	8-K	001-38594	99.1	1/15/2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Tilray, Inc.

Date: May 15, 2019	By:	/s/ Brendan Kennedy
Brendan Kennedy
President and Chief Executive Officer

Date: May 15, 2019	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer and Treasurer