Form 10-Q
period 2019-06-30
Tilray, Inc.
filed 2019-08-13
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, the registrant had 16,666,667 shares of Class 1 Common Stock, $0.0001 par value per share, and 80,978,296 shares of Class 2 Common Stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY, INC.

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars, except for share and par value data, unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$184,551	$487,255
Short-term investments	36,323	30,335
Accounts receivable, net of allowance for doubtful accounts of $1,854 and $292, respectively	24,612	16,525
Other receivables	1,195	969
Inventory	75,317	16,211
Prepaid expenses and other current assets	36,633	3,007
Total current assets	358,631	554,302
Property and equipment, net	147,558	80,214
Intangible assets, net	331,983	4,486
Goodwill	154,954	—
Investments	23,195	16,911
Deposits and other assets	7,810	754
Total assets	$1,024,131	$656,667
Liabilities
Current liabilities
Accounts payable	$24,368	$10,649
Accrued expenses and other current liabilities	151,288	14,818
Accrued obligations under capital lease	252	470
Total current liabilities	175,908	25,937
Accrued obligations under capital lease	9,032	8,286
Deferred tax liability	53,624	4,424
Convertible Notes, net of issuance cost	425,400	420,367
Total liabilities	$663,964	$459,014
Stockholders’ equity
Class 1 common stock ($0.0001 par value, 250,000,000 shares authorized; 16,666,667 shares issued and outstanding)	2	2
Class 2 common stock ($0.0001 par value; 500,000,000 shares authorized; 80,690,864 and 76,504,200 shares issued and outstanding, respectively)	8	8
Additional paid-in capital	526,830	302,057
Accumulated other comprehensive income	6,858	3,763
Accumulated deficit	(173,531)	(108,177)
Total stockholders’ equity	360,167	197,653
Total liabilities and stockholders’ equity	$1,024,131	$656,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands of U.S. dollars, except for share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$45,904	$9,744	$68,942	$17,552
Cost of sales	33,631	5,567	51,284	9,479
Gross profit	12,273	4,177	17,658	8,073
General and administrative expenses	16,465	5,342	29,262	9,487
Sales and marketing expenses	14,366	3,305	22,187	5,568
Depreciation and amortization expense	2,385	281	4,248	503
Stock-based compensation expense	7,585	5,601	12,891	5,632
Research and development expenses	1,528	639	2,576	1,614
Acquisition and integration expenses	2,464	—	6,888	—
Operating loss	(32,520)	(10,991)	(60,394)	(14,731)
Foreign exchange (gain) loss, net	(1,611)	1,358	(1,432)	2,504
Interest expense, net	8,586	497	17,331	913
Finance income from ABG Profit Participation Arrangement	(212)	—	(347)	—
Other income, net	(2,035)	(76)	(4,380)	(197)
Loss before income taxes	(37,248)	(12,770)	(71,566)	(17,951)
Deferred income tax recovery	(2,642)	—	(6,419)	—
Current income tax expense	447	63	207	63
Net loss	$(35,053)	$(12,833)	$(65,354)	$(18,014)
Net loss per share - basic and diluted	(0.36)	(0.17)	(0.68)	(0.24)
Weighted average shares used in computation of net loss per share - basic and diluted	97,231,839	75,000,000	96,037,142	75,000,000
Net loss	$(35,053)	$(12,833)	$(65,354)	$(18,014)
Foreign currency translation gain (loss)	2,924	(86)	2,449	(87)
Unrealized (loss) gain on cash equivalents and investments	(762)	—	646	—
Other comprehensive income (loss)	2,162	(86)	3,095	(87)
Comprehensive loss	$(32,891)	$(12,919)	$(62,259)	$(18,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands of U.S. dollars, except for share data, unaudited)

	Convertible preferred shares		Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	equity (deficit)
Balance at December 31, 2017	—	$—	—	$—	$31,736	$3,866	$(40,454)	$(4,852)
Shares issued for convertible preferred stock, net of issuance costs	7,794,042	1	—	—	52,639	—	—	52,640
Shares issued for common stock, net of issuance costs	—	—	75,000,000	8	—	—	—	8
Stock-based compensation expense	—	—	—	—	31	—	—	31
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(5,181)	(5,181)
Balance at March 31, 2018	7,794,042	$1	75,000,000	$8	$84,406	$3,865	$(45,635)	$42,645
Stock-based compensation expense	—	—	—	—	5,601	—	—	5,601
Other comprehensive loss	—	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	—	(12,833)	(12,833)
Balance at June 30, 2018	7,794,042	$1	75,000,000	$8	$90,007	$3,779	$(58,468)	$35,327

Balance at December 31, 2018	—	$—	93,170,867	$10	$302,057	$3,763	$(108,177)	$197,653
Shares issued for Natura acquisition	—	—	180,332	—	15,100	—	—	15,100
Shares issued for Manitoba Harvest acquisition	—	—	1,209,946	—	96,844	—	—	96,844
Shares issued for ABG Profit Participation Arrangement	—	—	1,680,214	—	125,097	—	—	125,097
Receivable for ABG Profit Participation Arrangement, net of finance income	—	—	—	—	(30,292)	—	—	(30,292)
Shares issued under stock-based compensation plans	—	—	545,000	—	931	—	—	931
Shares issued for employee compensation	—	—	11,868	—	649	—	—	649
Stock-based compensation expense	—	—	—	—	5,306	—	—	5,306
Other comprehensive income	—	—	—	—	—	933	—	933
Net loss	—	—	—	—	—	—	(30,301)	(30,301)
Balance at March 31, 2019	—	—	96,798,227	10	515,692	4,696	(138,478)	381,920
Shares issued under stock-based compensation plans	—	—	530,943	—	3,483	—	—	3,483
Shares issued for investment acquisition	—	—	28,361	—	70	—	—	70
Stock-based compensation expense	—	—	—	—	7,585	—	—	7,585
Other comprehensive income	—	—	—	—	—	2,162	—	2,162
Net loss	—	—	—	—	—	—	(35,053)	(35,053)
Balance at June 30, 2019	—	$—	97,357,531	$10	$526,830	$6,858	$(173,531)	$360,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars, unaudited)

	Six months ended June 30,
	2019	2018
Operating activities
Net loss	$(65,354)	$(18,014)
Adjusted for the following items:
Foreign currency (gain) loss	(88)	2,450
Provision for doubtful accounts	795	—
Inventory write-downs	525	703
Depreciation and amortization expense	5,755	1,148
Stock-based compensation expense	12,891	5,632
Non-cash interest expense	141	509
Loss (gain) on disposal of property and equipment, net	112	(2)
Deferred taxes	(6,419)	—
Amortization of discount on Convertible Notes	5,033	—
Changes in non-cash working capital:
Accounts receivable	(1,993)	(840)
Other receivables	(226)	(2,701)
Inventory	(38,729)	(428)
Prepaid expenses and other current assets	(31,963)	(1,033)
Accounts payable	692	8,019
Due to related parties	(852)	—
Accrued expenses and other current liabilities	9,453	1,652
Net cash used in operating activities	(110,227)	(2,905)
Investing activities
Acquisition of Manitoba Harvest, net of cash acquired	(109,331)	—
Acquisition of Natura, net of cash acquired	(15,083)	—
Investment in ABG Profit Participation Arrangement	(33,333)	—
Investment in joint venture with AB InBev	(6,134)	—
Change in deposits and other assets	314	(23)
Purchases of short-term and non-current investments	(8,380)	(29,394)
Proceeds from sale and maturities of short-term investments	—	29,393
Purchases of property and equipment	(26,263)	(28,237)
Disposals of property and equipment	—	11
Purchases of intangible assets	(367)	(703)
Net cash used in investing activities	(198,577)	(28,953)
Financing activities
Advances under Privateer debt and construction facilities	—	3,810
Minimum lease payments under capital lease	(377)	(339)
Proceeds from ABG Profit Participation Arrangement	1,667	—
Proceeds from exercise of stock options	4,414	—
Proceeds from issuance of convertible preferred stock, net	—	52,557
Net cash provided by financing activities	5,704	56,028
Effect of foreign currency translation on cash and cash equivalents	396	(1,162)
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(302,704)	23,008
Cash and cash equivalents, beginning of period	487,255	2,323
Cash and cash equivalents, end of period	$184,551	$25,331
Supplemental Disclosure for Cash Flow Information
Cash paid for interest	$11,779	$573
Non-cash investing activities
Acquisition of Manitoba Harvest	$195,407	$—
Acquisition of Natura	$38,980	$—
Investment in ABG Profit Participation Arrangement, net of receivable	$94,805	$—
Acquisition of investments	$70	$—

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

These financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Statement of Net Loss and Comprehensive Loss for the three and six months ended June 30, 2018 were reclassified to conform to the current year’s presentation. Specifically, depreciation and amortization expense as well as acquisition and integration expenses, which were formerly presented as part of general and administrative expenses, are now presented separately.

Other than as described below, there have been no changes to our significant accounting policies described in our Annual Financial Statements that had a material impact on our financial statements and related notes.

Emerging growth company status

The Company is an emerging growth company under the JOBS Act and has elected to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies. Because the market value of our Class 2 common stock held by non-affiliates exceeded $700 million as of June 30, 2019, we will be deemed a large accelerated filer under the Exchange Act and will lose emerging growth company status as of December 31, 2019.

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

The estimated fair value of acquired assets and assumed liabilities are determined primarily by using a discounted cash flow approach, with estimated cash flows discounted at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams. Contingent consideration in a business combination is remeasured at fair value each reporting period until the contingency is resolved and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded within other (income) expense, net on the Consolidated Statements of Net Loss and Comprehensive Loss.

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

The Company has rights under the ABG Profit Participation Arrangement, trademarks and a cultivation license with indefinite life. Intangible assets that are determined to have an indefinite life are not amortized, but tested for impairment annually or more frequently when indicators of impairment exist. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-life intangible asset is impaired by the amount of the excess.

Equity method investments

Investments in entities over which the Company has significant influence but not a controlling interest are accounted for using the equity method, with the Company’s share of earnings or losses reported in (gain) loss on equity method investments on the Consolidated Statements of Net Loss and Comprehensive Loss. The equity method investment is recorded at cost, plus the Company’s share of undistributed earnings or losses.

The Company assesses investment in equity method investments if there is reason to believe an impairment may have occurred including, but not limited to, ongoing operating losses, projected decreases in earnings, increases in the weighted-average cost of capital, or significant business disruptions. The significant assumptions used to estimate fair value include revenue growth and profitability, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. By their nature, these projections and assumptions are uncertain. If it is determined that the current fair value of an investment is less than the carrying value of the investment, the Company will assess if the shortfall is of a temporary or permanent nature and write down the investment to its fair value if it is concluded the impairment is other than temporary.

Stock-based payments

Fully vested, non-forfeitable equity instruments issued to parties other than employees are measured on the date they are issued where there is no specific performance required by the grantee to retain those equity instruments. Stock-based payment transactions with non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Where fully vested, non-forfeitable equity instruments are granted to parties other than employees in exchange for notes or financing receivable, the note or receivable is presented in additional paid-in capital on the Consolidated Balance Sheets.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all investments in equity securities with readily determinable fair value to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and removes the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. For public companies, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within the fiscal year. For all other entities, including emerging growth companies, ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2016-01 for the annual financial statements for the year ended December 31, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2016-13 for the annual financial statements for the year ended December 31, 2021.

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

The classification of investment in securities reported in long-term investments on the Condensed Consolidated Balance Sheets is summarized as follows:

	June 30, 2019	December 31, 2018
Investment in securities under available-for-sale method	$4,799	$1,845
Investment in securities under the cost method	12,262	15,066
Investment in joint venture under the equity method	6,134	—
Total investment in securities	$23,195	$16,911

As of June 30, 2019, total unrealized loss recognized in accumulated other comprehensive income related to long-term available-for-sale equity securities from initial recognition was $226 (December 31, 2018 – $802).

As of June 30, 2019, the investment in joint venture under the equity method relates to the Company’s joint venture with Anheuser-Busch InBev (“AB InBev”) entered in December 2018 to research and develop non-alcohol beverages containing cannabis. Under the terms of the arrangement, the Company and AB InBev each have 50% ownership and 50% voting interest. During the three months ended June 30, 2019, the Company contributed $6,134 to the joint venture.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2019
Cash equivalents	$136,479	$—	$—	$136,479
Investments
Money market fund	36,323	—	—	36,323
Investment in equity securities under available-for-sale method	3,669	—	—	3,669
Investment in debt securities under available-for-sale method	—	1,130	—	1,130
Total investments	39,992	1,130	—	41,122
Contingent consideration	—	—	(49,581)	(49,581)
Total	$176,471	$1,130	$(49,581)	$128,020

December 31, 2018
Cash equivalents	$203,761	$—	$—	$203,761
Investments
Treasury bills	30,335	—	—	30,335
Investment in equity securities under available-for-sale method	1,163	682	—	1,845
Total investments	31,498	682	—	32,180
Total	$235,259	$682	$—	$235,941

As of June 30, 2019, the carrying amount of cash equivalents, which include money market fund, corporate bonds, commercial paper and treasury bills, includes an unrealized gain recognized in accumulated other comprehensive income of $6 (December 31, 2018 – gain of $69).  Contingent consideration is recorded within accrued expenses and other current liabilities and reflects the consideration for: (i) the acquisition of Manitoba Harvest payable in Class 2 common stock contingent on revenues earned in 2019, and (ii) the acquisition of Natura payable in Class 2 common stock contingent on production levels. Refer to Note 15 for details.

During the three months ended June 30, 2019, there was one transfer out of Level 2 into Level 1 for an investment in equity securities under the available-for-sale method, as the transfer restriction is no longer applicable. There were no other transfers between fair value measurement hierarchy levels during the six months ended June 30, 2019 and 2018.

4.	Inventory

Inventory is comprised of the following items:

	June 30, 2019	December 31, 2018
Raw materials	$14,718	$2,132
Work-in-process	39,142	12,812
Finished goods	21,457	1,267
Total	$75,317	$16,211

Inventory is written down for any obsolescence or when the net realizable value of inventory is less than the carrying value. For the three and six months ended June 30, 2019, the Company recorded write-downs within work-in-process of $201 and $525, respectively, (2018 – $491 and $703) in cost of sales.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised of the following items:

	June 30, 2019	December 31, 2018
Deposits	$26,885	$1,511
Prepaid expenses	8,201	1,496
Other current assets	1,547	—
Total	$36,633	$3,007

Deposits include prepayments on future purchases of inventory to secure supply.

6.	Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
Land	$5,717	$4,498
Buildings and leasehold improvements	93,295	51,111
Laboratory and manufacturing equipment	22,791	6,131
Office and computer equipment	3,510	970
Assets under capital lease	10,069	9,661
Construction in process	23,642	15,343
	159,024	87,714
Less: accumulated depreciation and amortization	(11,466)	(7,500)
Total	$147,558	$80,214

For the three and six months ended June 30, 2019, depreciation expense related to general office space and equipment was $239 and $544, respectively (2018 – $30 and $59). In addition, depreciation expense included in cost of sales relating to manufacturing equipment and production facilities was $508 and $1,507 for the three and six months ended June 30, 2019, respectively, (2018 – $157 and $259) with the remaining depreciation included in inventory.

For the three and six months ended June 30, 2019, capitalized interest included in construction-in-progress was $108 and $166, respectively (2018 – $35 and $169).

The Company had $68,853 in property and equipment additions related to building and leasehold improvements, laboratory and manufacturing equipment, office and computer equipment and construction in process during the six months ended June 30, 2019 (2018 – $25,979). Additions to building and leasehold improvements primarily relate to the Company’s acquisitions of Manitoba Harvest and Natura. Refer to Note 15 for details. Additions to construction in process primarily relate to the ongoing construction of the Company’s London, Ontario and Portugal facilities.

7.	Intangible Assets

Intangible assets are comprised of the following items:

		June 30, 2019			December 31, 2018
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	16	$135,147	$2,849	$132,298	$—	$—	$—
Developed technology	10	7,027	234	6,793	—	—	—
Website	3	4,231	2,772	1,459	3,755	2,253	1,502
Alef license	2	4,086	—	4,086	2,984	—	2,984
Supply contract	3	2,368	—	2,368	—	—	—
Cultivation license	Indefinite	10,617	—	10,617	—	—	—
Trademarks	Indefinite	54,996	—	54,996	—	—	—
Rights under ABG Profit Participation Arrangement	Indefinite	119,366	—	119,366	—	—	—
Total		$337,838	$5,855	$331,983	$6,739	$2,253	$4,486

The net carrying value of intangible assets not yet available for use as of June 30, 2019 was $6,454 (December 31, 2018 – $3,027). At June 30, 2019, this consisted of the Alef license and supply contract arising from the acquisition of Natura.

Intangible asset additions for six months ended June 30, 2019 primarily related to customer relationships, developed technology and trademarks as part of the acquisition of Manitoba Harvest as well as cultivation license and supply contract as part of the acquisition of Natura. Refer to Note 15 for details. Moreover, indefinite-lived rights under the ABG Profit Participation Arrangement were acquired in the first quarter of 2019. Refer to Note 14 for details.

The amortization expense for the next five years on intangibles assets in use are as follows: remaining in 2019 – $5,080; 2020 – $9,964; 2021 – $9,306; 2022 – $9,229; 2023 – $9,205, and thereafter – $97,766.

8.	Goodwill

The following table shows the change in carrying amount of goodwill:

Balance December 31, 2018	$—
Acquisition of Manitoba Harvest	127,681
Acquisition of Natura	24,830
Foreign currency translation adjustment	2,443
Balance June 30, 2019	$154,954

9.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities are comprised of the following items:

	June 30, 2019	December 31, 2018
Accounts payable - trade	$24,287	$9,716
Accounts payable - related parties	81	933
Total accounts payable	$24,368	$10,649

Accrued interest on Convertible Notes	$5,938	$5,302
Accrued payroll	7,943	3,278
Accrued legal fees	486	565
Consideration payable for acquisition of Manitoba Harvest	69,356	—
Contingent consideration for acquisitions	49,581	—
Other accrued expenses and current liabilities	17,984	5,673
Total accrued expenses and other current liabilities	$151,288	$14,818

Refer to Note 15 for details on the consideration payable and contingent consideration for the acquisitions of Manitoba Harvest and Natura.

10.	Convertible Notes

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

As of June 30, 2019, the Convertible Notes are not yet convertible. The Convertible Notes will become convertible upon the satisfaction of the above circumstances. Transaction costs attributable to the Convertible Notes totaling $13,467 are amortized as non-cash interest expense over the term of the Convertible Notes. As of June 30, 2019, the Company was in compliance with all the covenants set forth under the indenture.

The following table sets forth the net carrying amount of the Convertible Notes:

	June 30, 2019	December 31, 2018
5.00% Convertible Notes	$475,000	$475,000
Unamortized discount	(37,866)	(41,687)
Unamortized transaction costs	(11,734)	(12,946)
Net carrying amount	$425,400	$420,367

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Six months ended June 30,
	2019	2018
Contractual coupon interest	$11,875	$—
Amortization of discount	3,821	—
Amortization of transaction costs	1,212	—
Total	$16,908	$—

11.	Stockholders’ Equity

Common and Convertible Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of June 30, 2019. The liquidation and dividend rights are identical among Class 1 common stock and Class 2 common stock, and all classes of common stock share equally in our earnings and losses.

	Par Value	Authorized	Voting Rights
Class 1 common stock	$0.0001	250,000,000	10 votes for each share
Class 2 common stock	$0.0001	500,000,000	1 vote for each share
Convertible preferred stock	$0.0001	10,000,000	N/A

In connection with the profit participation agreement with ABG Intermediate Holdings 2, LLC (“ABG”), the Company issued 840,107 shares of Class 2 common stock in January 2019 and 840,107 shares of Class 2 common stock in March 2019 at a deemed issuance price of $79.35 per share. Given that the shares of Class 2 common stock issued to ABG were not registered with the SEC and subject to transfer restrictions, the fair values of the issuances were $89.13 and $59.77 per share, respectively, as recorded in the Condensed Consolidated Statements of Stockholders’ Equity. Refer to Note 14 for details.

In February 2019, the Company issued 180,332 shares of Class 2 common stock at a deemed issuance price of $83.73 per share in connection with the closing of the Natura acquisition. Refer to Note 15 for details.

In March 2019, the Company issued 1,209,946 shares of Class 2 common stock at a deemed issuance price of $80.04 per share in connection with the closing of the Manitoba Harvest acquisition. Refer to Note 15 for details.

12.	General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Salaries	$7,241	$2,260	$13,652	$3,357
Professional fees	$4,208	$1,174	$6,665	$2,656
Travel expenses	$1,161	$554	$1,882	$719
Other expenses	$3,855	$1,354	$7,063	$2,755
Total	$16,465	$5,342	$29,262	$9,487

13.	Stock-based Compensation

Original Stock Option Plan

Certain employees of the Company participate in the equity-based compensation plan of Privateer Holdings, Inc. (the “Original Plan”) under the terms and valuation method detailed in our Annual Financial Statements. For the three and six months ended June 30, 2019, the total stock-based compensation expense associated with the Original Plan was $158 and $268, respectively (2018 – $169 and $200).

Stock option activity under the Original Plan is as follows:

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2018	592,594	$4.14	8.1	$989
Allocated to Tilray	143,794	4.26
Exercised	(13,370)	3.79
Forfeited	(6,310)	4.24
Cancelled	(1,042)	3.88
Balance June 30, 2019	715,666	$4.21	7.8	$30,892
Vested and expected to vest, June 30, 2019	644,381	$4.03	7.7	$27,933
Vested and exercisable, June 30, 2019	353,209	$3.18	7.2	$15,610

No stock options were granted under the Original Plan during the six months ended June 30, 2019 (2018 - 301,442). As of June 30, 2019, the total remaining unrecognized stock-based compensation expense related to non-vested stock options amounted to $856 which will be recognized over the weighted-average remaining requisite service period of approximately 0.9 year. The total fair value of stock options vested during the six months ended June 30, 2019 was $341 (2018 – $85).

New Stock Option and Restricted Stock Unit Plan

The Company adopted the 2018 Equity Incentive Plan (the “New Plan”) as amended and approved by stockholders in May 2018 under the terms and valuation methods detailed in our Annual Financial Statements. As of June 30, 2019, 12,926,172 shares were reserved for issuance under the New Plan. For the three and six months ended June 30, 2019, total stock-based compensation expense associated with the New Plan was $7,427 and $12,623, respectively (2018 - $5,432 and $5,432).

Stock option and restricted stock unit (“RSU”) activity under the New Plan are as follows:

Time-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2018	6,015,041	$13.54	7.7	$342,916
Granted	10,000	70.25
Exercised	(488,840)	7.76
Forfeited	(46,162)	28.27
Balance June 30, 2019	5,490,039	$14.03	8.9	$189,799
Vested and expected to vest, June 30, 2019	5,281,387	$13.85	8.9	$183,208
Vested and exercisable, June 30, 2019	1,800,954	$7.76	8.9	$69,877

The weighted-average fair values of stock options granted during the six months ended June 30, 2019 was $28.88 per share. During the six months ended June 30, 2018, 5,479,196 time-based stock options were granted under the New Plan. As of June 30, 2019, the total remaining unrecognized compensation expense related to non-vested stock options of $30,068 will be recognized over the weighted-average remaining requisite service period of approximately 2.4 years. The total fair value of stock options vested for the six months ended June 30, 2019 was $5,500 (2018 – nil).

Performance-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2018	600,000	$7.76	9.4	$37,668
Exercised	(80,000)	7.76
Balance June 30, 2019	520,000	$7.76	8.9	$20,176
Vested and expected to vest, June 30, 2019	518,991	$7.76	8.9	$20,137
Vested and exercisable, June 30, 2019	220,000	$7.76	8.9	$8,536

No performance-based stock options were granted under the New Plan during the six months ended June 30, 2019. During the six months ended June 30, 2018, 600,000 performance-based stock options were granted under the New Plan.  As of June 30, 2019, the total remaining unrecognized compensation expense related to non-vested stock options of $70 will be recognized over the weighted-average remaining requisite service period of approximately 0.1 year. The total fair value of stock options vested as of June 30, 2019 was $913 (December 31, 2018 – $1,246).

Time-based RSU activity

	Time-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2018	237,222	$49.86
Granted	756,825	55.27
Issued on vesting	(35,000)	7.76
Forfeited	(30,891)	61.47
Non-vested June 30, 2019	928,156	$55.47

As of June 30, 2019, $42,691 of total unrecognized compensation expense related to non-vested time-based RSUs will be recognized over a weighted-average period of 2.7 years. During the six months ended June 30, 2018, 140,000 time-based RSUs were granted under the New Plan.

Performance-based RSUs activity

	Performance-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2018	1,050,000	$7.76
Issued on vesting	(478,125)	7.76
Non-vested June 30, 2019	571,875	$7.76

As of June 30, 2019, $736 of total unrecognized compensation expense related to non-vested performance-based RSUs will be recognized over a weighted-average period of 1.0 year. During the six months ended June 30, 2018, 1,050,000 performance-based RSUs were granted under the New Plan.

14.	ABG Profit Participation Arrangement

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

Since the arrangement conveys a right for the Company to receive guaranteed minimum cash from ABG over ten years, it meets the definition of a loan pursuant to ASC 310 “Receivables”. As of June 30, 2019, $435 was recorded in other receivables and $6,910 in deposits and other assets for the current and non-current portions of the loans relating to cash paid to ABG. The portion of the loans relating to shares issued to ABG of $30,292 is recorded within additional paid-in capital as of June 30, 2019. The allocation of the loans between the asset and equity portions was determined on a relative fair value basis. As the loans have no stated interest rate, fair value was determined using the present value of the expected cash flows at a 12% discount rate, which reflects an appropriate market rate for each loan at the time it was issued. Interest on the loan is calculated using the effective interest rate method and recognized in finance income from ABG Profit Participation Arrangement on the Condensed Consolidated Statements of Net Loss and Comprehensive Loss for the portion of the loan relating to cash paid to ABG, and in additional paid-in capital on the Condensed Consolidated Balance Sheets for the portion relating to shares issued to ABG.

As of June 30, 2019, the Company recorded intangible assets with indefinite life in the amount of $119,366 for the participation rights, preferred supplier rights, and preferred royalty rights under the Profit Participation Arrangement, as described above. The cost of these intangible assets was calculated using the fair value of the cash paid and shares issued, less the fair value attributable to the loan described above. During the three months ended June 30, 2019, the Company reversed the deferred tax liability of $31,730 that should not be recorded as part of these intangible assets.

15.	Business Combinations

Acquisition of Manitoba Harvest

On February 28, 2019, the Company completed the acquisition of all issued and outstanding shares of FHF Holdings Ltd. (“Manitoba Harvest”). Manitoba Harvest develops and distributes a diverse portfolio of hemp-based natural food and wellness products and enables the Company to expand into the growing cannabidiol (“CBD”) product market in the United States.

During the three months ended June 30, 2019, the Company revised the preliminary purchase price of the acquisition of Manitoba Harvest to reflect the finalization of the working capital adjustment paid in the quarter. The revised purchase price is calculated as follows:

February 28, 2019
Cash paid on closing	$114,591
Cash payable six months after closing	37,490
Class 2 common stock issued on closing (1)	96,844
Class 2 common stock issuable six months after closing (1)	31,866
Working capital adjustment	274
Contingent consideration	29,207
Total fair value of consideration transferred	$310,272

(1)

1,209,946 shares of Class 2 common stock were issued on closing. The amount of Class 2 common stock issuable six months after closing will be the determined in accordance with the Manitoba Harvest acquisition agreement based on the trading price of the shares.

As part of the acquisition of Manitoba Harvest, the Company entered into a contingent consideration arrangement whereby the Company may pay a maximum of $37,129 ($49,000 CAD) payable in Class 2 common stock. The payment amount is based on gross branded CBD product sales in the United States for the period from January 1, 2019 to December 31, 2019. The estimated fair value of the contingent consideration is recorded within accrued expenses and other current liabilities. The contingent consideration was valued using a probability-weighted discounted cash flow model based on internal forecasts and the estimated cost of debt for the Company. The contingent consideration is reassessed and adjusted to fair value each quarter through other (income) expense, net. The fair value of contingent consideration increased $547 from the closing date to June 30, 2019 due to the passage of time.

The following table summarizes the Company’s revised preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date. During the three months ended June 30, 2019, this resulted in a $20 increase in inventory, $47 increase in property and equipment, $76 increase in developed technology, $456 increase in customer relationships, $321 increase in accounts payable, $147 decrease in accrued expenses and other current liabilities, $321 decrease in accrued obligations under capital lease, $160 increase in deferred tax liability, and $312 decrease in goodwill. The final purchase price allocation will be adjusted as needed, pending the finalization of estimates and assumptions used in valuing property and equipment, intangible assets, and deferred tax liability, among other identifiable assets acquired and liabilities assumed, and will be finalized no later than one year after the acquisition date.

February 28, 2019
Assets
Cash and cash equivalents	$5,534
Accounts receivable	6,207
Inventory	15,331
Prepaid expenses and other current assets	1,030
Property and equipment	23,581
Intangible assets: Estimated useful life
Trademarks Indefinite	54,688
Developed technology 10 years	6,988
Customer relationships 14-16 years	134,290
Goodwill	127,681
Total assets	375,330
Liabilities
Accounts payable	4,973
Accrued expenses and other current liabilities	4,911
Deferred tax liability	55,174
Total liabilities	65,058
Net assets acquired	$310,272

The Company incurred acquisition costs of $1,328 for the acquisition of Manitoba Harvest. The goodwill of $127,681 is attributable factors such as market share, reputation with customers and vendors, and the skilled workforce of Manitoba Harvest. Goodwill is not deductible for tax purposes. The gross contractual amount of receivables is $6,340, of which approximately $133 is not expected to be collected.

The financial results of Manitoba Harvest are included in the Company’s financial statements since acquisition close. The Consolidated Statements of Net Loss and Comprehensive Loss include revenue of $19,895 and $25,516, and net loss of $2,692 and $4,868 of Manitoba Harvest for the three and six months ended June 30, 2019, respectively.

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

As part of the acquisition of Natura, the Company entered into a contingent consideration arrangement whereby the Company issued promissory notes with an aggregate principal amount of $26,205 ($34,500 CAD). The ultimate payment amounts are based on production levels of consumer grade dry finished cannabis flower from Natura facilities during four periods from February 1, 2019 to January 31, 2020 and are payable in shares of Class 2 common stock. The estimated fair value of the contingent consideration is recorded within accrued expenses and other current liabilities. The contingent consideration on the acquisition date was valued using a discounted cash flow analysis based on internal forecasts projected using a Monte Carlo simulation model, an expected quarterly production distribution function, and a weighted average cost of capital adjusted to account for revenue risk derived at February 15, 2019. The contingent consideration is reassessed and adjusted to fair value each quarter though other (income) expense, net, valued using a probability-weighted discounted cash flow model based on internal forecasts and the estimated cost of debt for the Company. The fair value of contingent consideration decreased $580 from the closing date to June 30, 2019 due to the passage of time and actual results to date.

The following table summarizes the Company’s revised preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date. During the three months ended June 30, 2019, this resulted in a $211 decrease in property and equipment, $378 decrease in cultivation license, $189 decrease in supply contract, $4,319 decrease in deferred tax liability and $3,541 decrease in goodwill. The final purchase price allocation will be adjusted as needed, pending the finalization of estimates and assumptions used in valuing property and equipment, intangible assets, and deferred tax liability, among other identifiable assets acquired and liabilities assumed, and will be finalized no later than one year after the acquisition date.

February 15, 2019
Assets
Cash and cash equivalents	$169
Accounts receivable	109
Inventory	3,482
Prepaid expenses and other current assets	166
Property and equipment	17,435
Intangible assets: Estimated useful life
Cultivation license Indefinite	10,494
Supply contract 3 years (1)	2,340
Goodwill	24,830
Total assets	59,025
Liabilities
Accounts payable	3,280
Accrued expenses and other current liabilities	876
Deferred tax liability	637
Total liabilities	4,793
Net assets acquired	$54,232

(1)	The estimated useful life of the supply contract intangible asset is 3 years. Amortization of the asset will commence once supply commences.

The Company incurred acquisition costs of $824 for the acquisition of Natura. The goodwill of $24,830 is attributable factors such as strong supply chain, quality of products and the skilled workforce of Natura. Goodwill is not deductible for tax purposes.

The financial results of Natura are included in the Company’s financial statements since acquisition close. The Consolidated Statements of Net Loss and Comprehensive Loss include revenue of $5,835 and $8,131, and net earnings of $1,305 and net loss of $515 of Natura for three and six months ended June 30, 2019, respectively.

Supplemental Pro Forma Information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisitions of Manitoba Harvest and Natura as if the acquisitions had occurred as of January 1, 2018. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time:

	Six months ended June 30,
	2019	2018
Revenue	$79,707	$54,070
Net loss	(68,182)	(23,856)
Net loss per share - basic and diluted	(0.71)	(0.31)

16.	Financial Instruments

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

The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary. As of June 30, 2019 and December 31, 2018, the Company was not exposed to any significant credit risk related to counterparty performance of outstanding accounts receivable.

Foreign currency risk

As the Company conducts its business in many areas of the world involving transactions denominated in a variety of currencies, the Company is exposed to foreign currency risk. A significant portion of the Company’s assets, revenue, and expenses are denominated in Canadian dollars. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $2,299 as of June 30, 2019, with a corresponding impact to accumulated other comprehensive income.

Liquidity risk

The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash flows generated from operations to meet its requirements. As of June 30, 2019, the most significant financial liabilities are Convertible Notes, contingent consideration, accounts payable and accrued expenses.

17.	Related-Party Transactions

The Company was a wholly owned subsidiary of Privateer Holdings, Inc. (“Privateer”) prior to its Series A preferred stock financing and initial public offering. As of June 30, 2019, Privateer holds more than 10% of the Company’s outstanding shares of Class 2 common stock and holds 100% of the Company’s Class 1 common stock.

During the three months ended June 30, 2019, the Company assumed a real estate operating lease upon assignment from Privateer. In connection with this lease, the Company reimbursed Privateer $2,070 for leasehold improvements at cost and $1,000 for the security deposit held by the landlord at cost, recorded within property and equipment and deposits and other assets, respectively, on the Condensed Consolidated Balance Sheets as of June 30, 2019.

Privateer management fees

Management services charged by Privateer for services performed include management services, support services, business development services and research and development services recorded in operating expenses for the three and six months ended June 30, 2019 in the amounts of nil and $106, respectively (2018 – $233 and $417). Depending on the nature of the services performed, these expenses are included within general and administrative expenses, sales and marketing expenses or research and development expenses in the Consolidated Statements of Net Loss and Comprehensive Loss. Pursuant to the Company’s agreement with Privateer entered in February 2018 and terminated in February 2019, personnel compensation was charged at cost plus a 3.0% markup and other services at cost. As of June 30, 2019, no amounts were recorded within accounts payable for management services due to Privateer (December 31, 2018 – $3,878).

Ten Eleven management fees

In February 2019, the Company entered into a management agreement with Ten Eleven Management LLC dba Privateer Management (“Ten Eleven”), pursuant to which Ten Eleven provides the Company with certain general administrative and corporate services on an as-requested basis for a monthly service fee. As of June 30, 2019, the owners of Ten Eleven collectively hold more than 10% of the Company’s outstanding shares of Class 2 common stock and more than 10% of the Company’s Class 1 common stock. During the three and six months ended June 30, 2019, management services of $75 and $125, respectively, were recorded within general and administrative expense in the Consolidated Statements of Net Loss and Comprehensive Loss. No amounts were recorded for the comparative periods in 2018. As of June 30, 2019, $73 due to Ten Eleven for management services was recorded within accounts payable (December 31, 2018 – nil).

18.	Business Segment Information

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in one segment: the development and sale of cannabis products.

Revenue for the three and six months ended June 30, 2019 includes $3,862 and $5,776, respectively, of excise taxes. There was no excise tax for the comparative periods in 2018. Sources of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Dried cannabis	$21,866	$5,246	$32,802	$9,869
Cannabis extracts	3,899	4,439	10,353	7,545
Food products	19,935	—	25,517	—
Accessories and other	204	59	270	138
Total	$45,904	$9,744	$68,942	$17,552

Revenue attributed to geographic region based on the location of the customer was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Canada	$30,329	$9,399	$47,331	$17,012
United States	10,730	—	14,955	—
Other countries	4,845	345	6,656	540
Total	$45,904	$9,744	$68,942	$17,552

Long-lived assets consisting of property and equipment, net of accumulated depreciation, attributed to geographic regions based on their physical location were as follows:

	June 30, 2019	December 31, 2018
Canada	$121,494	$64,687
Portugal	23,462	15,455
United States	2,497	—
Other countries	105	72
Total	$147,558	$80,214

Three customers accounted for 15%, 11%, and 10% of our revenue, respectively, for the three months ended June 30, 2019. Two customers accounted for 13% and 11% of our revenue, respectively, for the six months ended June 30, 2019. One customer accounted for 36% and 31% of the Company’s revenue for the three and six months ended June 30, 2018, respectively.

One customer accounted for 16% of our accounts receivable balance as of June 30, 2019. Two customers accounted for 30% and 16%, respectively, of our accounts receivable balance as of December 31, 2018.

19.	Subsequent Event

Acquisition of Smith & Sinclair

On July 11, 2019, the Company acquired all issued and outstanding shares of Smith & Sinclair Ltd., which crafts edible candies, cocktails and fragrances in the United Kingdom and enables the Company to develop CBD-infused edibles for distribution in Canada, United States and Europe. The purchase consideration includes $2,409 in cash paid on closing, 79,289 shares of Class 2 common stock issued on closing, and contingent consideration up to $3,095 (£2,472) payable in Class 2 common stock based on revenue during two periods from January 1, 2019 to December 31, 2020, as well as the revenue and launch of CBD product in the United States and Europe and CBD or THC product in Canada on two milestones by June 1, 2020. The Company is in the process of determining the purchase price allocation and expects to include a preliminary version in its September 30, 2019 condensed consolidated financial statements.

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

We produce medical cannabis in Canada and Europe, and we have supplied high-quality cannabis products to tens of thousands of patients in thirteen countries spanning five continents through our subsidiaries in Australia, Canada, Germany, Latin America and Portugal and through agreements with established pharmaceutical distributors. In Canada, we are also authorized to distribute certain products on a wholesale basis and to sell certain products direct to patients through our e-commerce platform or over the phone.

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

On January 14, 2019, we entered into a Profit Participation Arrangement with ABG Intermediate Holdings 2, LLC (“ABG”) where we purchased: (i) participation rights in up to 49% of the net (i.e. post-expense) cannabis revenues from certain existing ABG brands into perpetuity, (ii) guaranteed minimum receipt of $10 million annually for ten years (prorated based on total consideration paid to ABG) in quarterly payments for participation rights, (iii) preferred supplier rights of all cannabinoid ingredients for products under cannabis-related licenses of certain existing ABG brands into perpetuity, (iv) preferred royalty rates for the Company to license and develop cannabis products for brands currently within the ABG portfolio, and (v) first negotiation and matching rights related to participation rights in net cannabis revenues for any additional brands acquired by ABG after entering into the Profit Participation

Arrangement. As consideration for this arrangement, we paid to date approximately $33 million in cash and 1,680,214 shares of Class 2 common stock. We also agreed to pay approximately $83 million, in a combination of Class 2 common stock and up to $17 million in cash at ABG’s election, upon certain triggers relating to the regulatory status of THC in the United States, or receipt of $5 million in participation rights distributions from cannabis products containing THC outside the United States, in accordance with terms outlined in the arrangement.

On February 15, 2019, we acquired Natura Naturals Holdings Inc. (“Natura”), a licensed cultivator under the Cannabis Act specializing in greenhouse cultivation. Our acquisition of Natura increases our capacity to supply high-quality branded cannabis products to the Canadian market. The preliminary purchase price of approximately $54 million consists of approximately $15 million in cash and 180,332 shares of Class 2 common stock issued on closing, approximately $20 million contingent consideration based on production levels, and effective settlement of pre-existing debt and previously held interest. Refer to “Part I, Item 1. Note 15 – Business Combinations” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

On February 28, 2019, we acquired FHF Holdings Ltd. (“Manitoba Harvest”), a developer and distributor of a diverse portfolio of hemp-based natural food and wellness products that will enable to the Company to expand into the growing CBD product market in the United States. The preliminary purchase price of approximately $310 million consists of approximately $115 million in cash and 1,209,946 shares of Class 2 common stock issued on closing, approximately $37 million in cash payable and approximately $32 million in Class 2 common stock issuable six months after closing, and approximately $29 million contingent consideration based on gross branded CBD product sales in the United States in 2019. Refer to “Part I, Item 1. Note 15 – Business Combinations” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

On July 11, 2019, we acquired all issued and outstanding shares of Smith & Sinclair Ltd., which crafts edible candies, cocktails and fragrances in the United Kingdom and enables the Company to develop CBD-infused edibles for distribution in Canada, United States and Europe. The purchase consideration includes approximately $2 million in cash paid on closing, 79,289 shares of Class 2 common stock issued on closing, and contingent consideration up to approximately $3 million payable in Class 2 common stock based on revenue as well as the revenue and launch of CBD product in the United States and Europe by milestones in 2019 and 2020. Refer to “Part I, Item 1. Note 19 – Subsequent Event” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Key Operating Metrics

We use the following key operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance and make strategic decisions.

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Kilograms equivalents sold - cannabis	5,588	1,514	4,074	269%	8,600	2,813	5,787	206%
Kilograms harvested - cannabis	11,474	1,461	10,013	685%	19,868	3,154	16,714	530%
Thousand units sold - food products	3,077	—	N/A	N/A	3,699	—	N/A	N/A
Average net selling price per gram - cannabis	$4.61	$6.38	$(1.77)	(28)%	$5.02	$6.18	$(1.16)	(19)%
Average cost per gram sold - cannabis	$3.86	$3.33	$0.53	16%	$3.92	$3.09	$0.83	27%
Average gross selling price per unit - food products	$6.48	$—	N/A	N/A	$6.90	$—	N/A	N/A

N/A: Not a meaningful comparison

Kilogram equivalents sold – cannabis. We sell two cannabis product categories: (1) dried cannabis, which includes whole flower and ground flower and (2) cannabis extracts, which includes full-spectrum and purified oil drops and capsules. Cannabis extracts are converted to flower equivalent grams based on the type and number of dried cannabis grams required to produce extracted cannabis in the form of cannabis oils. This conversion ratio is based on the amount of active cannabinoids in the products rather than the volume of oil. For example, our 40mL oil drops are converted to five gram equivalents.

Total kilogram equivalents sold increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to increased adult-use, bulk and international medical sales.

Kilograms harvested – cannabis. Kilograms harvested represents the weight of dried whole plants after harvest, drying and curing. This operating metric is used to measure the production efficiency of our facilities and production team.

Total kilograms harvested increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to additional operational capacity provided by new facilities through the acquisition of Natura and ramp up of new production facilities.

The High Park Farms facility, with 13 acres of greenhouse space, has been steadily increasing production and harvest yields since its first harvest in July 2018. High Park Farms has had consistent harvest yields every month this year and total harvest quantities for this quarter increased by 343% compared to our Q4 2018 output. Similarly, Tilray Portugal has shown steady improvement month over month since its first harvest in Q4 2018.

It is our expectation that harvest quantities will continue to increase in future quarters with the improvement of operational efficiencies as our operational processes mature and capital expansion plans progress. During the quarter, we announced plans to add 203,000 square feet at three of our existing facilities – High Park Farms, High Park Processing Facility and Tilray Canada. This expansion will increase current production and manufacturing footprint by 18% to 1.3 million square feet worldwide.

Thousand units sold – food products. As a result of the acquisition of Manitoba Harvest, we sell food products such as shelled hemp seed, ground hemp and oil that are tracked by individual units.

This is our second quarter reporting food product sales and we have no sales data in the comparable periods in 2018.

Average net selling price per gram – cannabis. The average net selling price per gram is an indicator that shows our pricing trends over time on a gram equivalent basis and is impacted by sales mix, channel and product type. We exclude revenue associated with food products, accessories and freight sales to arrive at cannabis-related revenue. We calculate average net selling price per gram by dividing cannabis-related revenue by kilogram equivalents sold.

The average net selling price per gram decreased for the three and six months ended June 30, 2019 from the comparable periods in 2018 due to a shift in distribution channels. Since legalization, adult-use products increased to 33% of total revenue. Adult-use products are sold directly to wholesalers, which have a lower sales price per gram and higher sales volumes. We expect our average selling price to continue to decline over time as a result of a higher mix of products sold through Canadian adult-use wholesale channels compared to Canadian medical, which is direct-to-patient.

To determine the Canadian dollar average net selling price per gram range above, revenue and costs are converted using the average exchange rate during the reporting period. All input costs are individually converted by multiplying the U.S. dollar to Canadian dollar rate to determine the Canadian dollar amount.

Average cost per gram sold – cannabis. The average cost per gram sold measures the efficiency in our cultivation, manufacturing and fulfillment operations. We deduct food products, inventory adjustments and the cost of sales related to accessories from total cost of sales to arrive at cannabis-related cost of sales. Cannabis-related cost of sales is then divided by total kilogram equivalents sold to calculate the average cost per gram sold.

The average cost per gram sold increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily as a result of sourcing product from third-party Licensed Producers and launching new cultivation facilities. High Park Farms manufactured adult-use products until High Park Processing Facility received its license. As this was a temporary operation, manufacturing costs were higher and output was lower than our established manufacturing facilities. High Park Processing Facility received its license in the first quarter of 2019 and we transitioned operations to the processing facility during this quarter. We expect costs to decrease at this facility in future periods when this facility is operating at capacity. During the quarter, we improved our production costs, as demonstrated by a 5% decrease in our average cost per gram from $4.06 per gram in Q1 2019.  We expect that this will continue to decrease in future quarters.

Average gross selling price per unit – food products. The average gross selling price per unit is an indicator that shows our pricing trends over time on a unit basis for our food products and is impacted by sales mix, channel and product type. We exclude revenue associated with cannabis, accessories and freight sales to arrive at food product-related revenue. We calculate average gross selling price per unit by dividing food product-related revenue by units sold.

This is our second quarter reporting food product activity and we have no sales data in the comparable periods in 2018.

Other companies, including companies in our industry, may calculate key operating metrics with similar names differently, which may reduce their usefulness as comparative measures.

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report, other than those noted in “Part I, Item 1. Note 1 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements (the “financial statements”) contained in this Quarterly Report on Form 10-Q. The most significant update is as follows:

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

Results of Operations

Financial data is expressed in thousands of U.S. dollars.

Condensed Consolidated Statements of Net Loss Data

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$45,904	$9,744	$68,942	$17,552
Cost of sales	33,631	5,567	51,284	9,479
Gross profit	12,273	4,177	17,658	8,073
General and administrative expenses	16,465	5,342	29,262	9,487
Sales and marketing expenses	14,366	3,305	22,187	5,568
Depreciation and amortization expense	2,385	281	4,248	503
Stock-based compensation expense	7,585	5,601	12,891	5,632
Research and development expenses	1,528	639	2,576	1,614
Acquisition and integration expenses	2,464	—	6,888	—
Operating loss	(32,520)	(10,991)	(60,394)	(14,731)
Foreign exchange (gain) loss, net	(1,611)	1,358	(1,432)	2,504
Interest expense, net	8,586	497	17,331	913
Finance income from ABG Profit Participation Arrangement	(212)	—	(347)	—
Other income, net	(2,035)	(76)	(4,380)	(197)
Deferred income tax recovery	(2,642)	—	(6,419)	—
Current income tax expense	447	63	207	63
Net loss	$(35,053)	$(12,833)	$(65,354)	$(18,014)
Other Financial Data
Adjusted EBITDA (1)	$(17,914)	$(4,719)	$(32,472)	$(7,951)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of sales	73	57	74	54
Gross profit	27	43	26	46
General and administrative expenses	36	55	42	54
Sales and marketing expenses	31	34	32	32
Depreciation and amortization expense	5	3	6	3
Stock-based compensation expense	17	57	19	32
Research and development expenses	3	7	4	9
Acquisition and integration expenses	5	—	10	—
Operating loss	(71)	(113)	(88)	(84)
Foreign exchange (gain) loss, net	(4)	14	(2)	14
Interest expense, net	19	5	25	5
Finance income from ABG Profit Participation Arrangement	N/A	—	(1)	—
Other income, net	(4)	(1)	(6)	(1)
Deferred income tax recovery	(6)	—	(9)	—
Current income tax expense	1	1	N/A	N/A
Net loss	(76)%	(132)%	(95)%	(103)%
Other Financial Data
Adjusted EBITDA (1)	(39)%	(48)%	(47)%	(45)%

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Net Loss and Adjusted EBITDA.”

N/A: Not a meaningful percentage

Revenue

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Adult-use	$15,041	$—	$15,041	N/A	$22,922	$—	$22,922	N/A
ACMPR (direct to patient & bulk)	9,078	9,267	(189)	(2)%	16,841	16,645	196	1%
Food products	19,935	—	19,935	N/A	25,517	—	25,517	N/A
International - medical	1,850	477	1,373	288	3,662	907	2,755	304
Total revenue	$45,904	$9,744	$36,160	371%	$68,942	$17,552	$51,390	293%
Excise tax included in revenue	$3,862	$—	3,862	N/A	$5,776	$—	5,776	N/A

N/A: Not a meaningful percentage

Revenue increased 371% to $45.9 million ($60.9 million CAD) and 293% to $68.9 million ($91.5 million CAD) for the three and six months ended June 30, 2019, respectively, compared to revenue of $9.7 million and $17.6 million ($13.7 million CAD and $23.6 million CAD) for the same periods in 2018, respectively. Growth was driven by the acquisition of Manitoba Harvest during the first quarter of 2019, the Canadian adult-use markets due to the legislation on October 17, 2018, and international medical sales. We expect continued growth in these markets for the remainder of 2019.

On February 28, 2019 we welcomed Manitoba Harvest in our portfolio of companies. Manitoba Harvest is the world’s largest hemp food manufacturer and a leader in the natural foods industry. It produces, manufactures, markets and distributes a broad-based portfolio of hemp-based (cannabis) consumer products, which are sold in over 16,000 stores at major retailers across the United States and Canada.

International medical sales also contributed to sales growth during the quarter, with revenue almost quadruple that of the prior year period. During the quarter, Tilray exported for the first-time cannabis oils to Ireland and bulk supply of cannabis oils to the United Kingdom. Increasing our presence in the international markets is a strategic priority for the Company. We established an EU Campus in Portugal, which is a GMP certified, multi-faceted production facility that includes indoor, outdoor and greenhouse cultivation sites. This facility will start exporting cannabis products to our European markets in the second half of 2019. We believe we are well positioned to serve the European market from Portugal as more countries legalize medical cannabis.

Our cannabis extract products revenue was $3.9 million and $10.4 million ($5.2 million CAD and $13.7 million CAD), for the three and six months ended June 30, 2019, respectively, compared to $4.4 million and $7.5 million ($5.7 million CAD and $9.6 million CAD) for the same periods in 2018, respectively. On a percentage of revenue basis, extract products accounted for 15% and 24% of revenue from non-food products for the three and six months ended June 30, 2019, respectively, and 46% and 43% for the comparable periods in 2018. The launch of the adult-use market in Canada and contributed $15.0 million ($20.0 million CAD) and $22.9 ($30.4 million CAD) to our revenue, representing 33% and 33% of revenue for the three and six months ended June 30, 2019, respectively.

The Canadian dollar revenue was derived using the average exchange rate during the reporting period. Amounts are individually converted by multiplying the U.S. dollar to Canadian dollar rate to determine the Canadian dollar amount.

Cost of Sales and Gross Profit

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of sales	$33,631	$5,567	$28,064	504%	$51,284	$9,479	$41,805	441%
Gross profit	12,273	4,177	8,096	194%	17,658	8,073	9,585	119%
Gross profit percentage	27%	43%			26%	46%

Cost of sales increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to increased sales, the addition of our acquisitions of Manitoba Harvest and Natura, the start-up of High Park Farms, a shift towards a mix of high THC and high CBD cultivars that have lower yields, along with procurement of third-party supply.

Gross profit percentage decreased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to increased post-harvest costs per gram as a result of procuring third-party supply, low yields, low throughput during the scaling of new facilities, and excise taxes on medical products. We do not believe our medical patients in Canada should be subject to the excise taxes. As a result, it has negatively impacted our gross profit by not increasing our prices to pass through the costs to our patients. Additionally, gross profit on food products was impacted by approximately a non-cash charge due to purchase accounting step-up in inventory value in the amount of $0.7 million and $1.4 million during the first and second quarters of 2019, respectively. During 2019, throughput has improved and a reduction in startup inefficiencies from our new facilities was observed. As a result, our gross profit percentage has improved sequentially from the first quarter of 2019, from 23% to 27%. We expect continued improvement in gross profit throughout the remainder of the year as we scale our new cultivation facilities.

Operating Costs and Expenses

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
General and administrative expenses	$16,465	$5,342	$11,123	208%	$29,262	$9,487	$19,775	208%
Sales and marketing expenses	14,366	3,305	11,061	335	22,187	5,568	16,619	298
Depreciation and amortization expense	2,385	281	2,104	749	4,248	503	3,745	745
Stock-based compensation expense	7,585	5,601	1,984	35	12,891	5,632	7,259	129
Research and development expenses	1,528	639	889	139	2,576	1,614	962	60
Acquisition and integration expenses	2,464	—	2,464	N/A	6,888	—	6,888	N/A
Total operating expenses	$44,793	$15,168	$29,625	195%	$78,052	$22,804	$55,248	242%
(as a percentage of revenue)
General and administrative expenses	36%	55%			42%	54%
Sales and marketing expenses	31	34			32	32
Depreciation and amortization expense	5	3			6	3
Stock-based compensation expense	17	57			19	32
Research and development expenses	3	7			4	9
Acquisition and integration expenses	5	—			10	—
Total operating expenses	98%	156%			113%	130%

N/A: Not a meaningful percentage

General and administrative expenses increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to higher employee costs to support a larger business from the acquisition of Manitoba Harvest, increases in professional fees related to legal, audit and human resources, IT services to support our growth, and public company costs.

Sales and marketing expenses increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to the acquisition of Manitoba Harvest, development of our Canadian adult-use sales and marketing team, and the development of our European leadership team with five senior appointments this quarter as we expand our international presence.

Depreciation and amortization expense increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to the acquisitions of Manitoba Harvest and Natura in 2019, contributing $1.6 million and $3.2 million of the increase for the three and six months ended June 30, 2019, respectively.

Stock-based compensation expense increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to the issuance of stock options and restricted stock units granted under the New Plan.

Research and development expenses increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to our continued support in advancing cannabinoid-based science to further understand the potential benefits of medical cannabis as a treatment. During the quarter, we supported two new clinical research studies: (1) the Murdoch Children’s Research Institute (MCRI) in Melbourne, to evaluate the feasibility and acceptability of a larger randomized placebo-controlled trial of cannabis extract as a form of treatment for reducing Severe Behavioral Problems (SBP) in pediatric patients with Intellectual Disabilities (ID) and (2) McGill University Health Centre’s Division of Infectious Diseases and Chronic Viral Illness, to examine the effectiveness of medical cannabis on immune activation in People Living with HIV. We expect our research and development expenses to increase as we pursue more clinical trial opportunities and continue to invest in developing non-combustible delivery formats and formulations.

Acquisition and integration expenses increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to costs incurred to close and integrate the acquisitions of Manitoba Harvest and Natura.

Foreign Exchange (Gain) Loss, Net

The impact of foreign exchange for the three and six months ended June 30, 2019 was a gain of $1.6 million and $1.4 million, respectively, compared to a loss of $1.4 million and $2.5 million for the comparable periods in 2018. As we hold a significant portion of balances in Canadian dollars, the fluctuation in foreign exchange rates between Canadian dollars and U.S. dollars drove the foreign exchange loss in both periods.

Interest Expense

Interest expense for the three and six months ended June 30, 2019 was $8.6 million and $17.3 million, respectively, compared to $0.5 million and $0.9 million for the comparable periods in 2018. The increase was primarily attributable to the issuance of $475.0 million in Convertible Notes in October 2018. We expect an increase in interest expense in 2019 to reflect a full year of expense related to the Convertible Notes.

Net Loss and Adjusted EBITDA

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Net loss	$(35,053)	$(12,833)	$(22,220)	173%	$(65,354)	$(18,014)	$(47,340)	263%
Adjusted EBITDA	$(17,914)	$(4,719)	$(13,195)	280%	$(32,472)	$(7,951)	$(24,521)	308%

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA reconciliation:
Net loss	$(35,053)	$(12,833)	$(65,354)	$(18,014)
Depreciation and amortization expense	2,985	671	5,755	1,148
Stock-based compensation expense	7,585	5,601	12,891	5,632
Acquisition and integration expenses	2,464	—	6,888	—
Foreign exchange (gain) loss, net	(1,611)	1,358	(1,432)	2,504
Interest expense, net	8,586	497	17,331	913
Other income, net	(2,035)	(76)	(4,380)	(197)
Amortization of inventory step-up	1,360	—	2,041	—
Deferred income tax recovery	(2,642)	—	(6,419)	—
Current income tax expense	447	63	207	63
Adjusted EBITDA	$(17,914)	$(4,719)	$(32,472)	$(7,951)

Net loss increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to an increase in operating expenses related to continued growth, expansion of our international teams, interest expense from the Convertible Notes, results of the Manitoba Harvest and Natura businesses acquired and the related acquisition and integration expenses.

Adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) decreased in the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to an increase in operating expenses related to continued growth as well as expansion and development into new markets.

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

•	Adjusted EBITDA excludes third-party acquisition and integration expenses which are considered non-recurring, to reflect normal business activity;
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

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $184.6 million and short-term investments totaling $36.3 million which were held for working capital purposes. Our cash, cash equivalents and short-term investments consist primarily of cash, money market funds, treasury bills, corporate bonds and commercial papers.

In February and March 2018, we issued 7,794,042 shares of Series A preferred stock at $7.10 per share ($8.90 CAD per share) in exchange for cash proceeds of approximately $55.0 million ($69.1 million CAD) from third-party institutional investors. Upon the closing of the initial public offering (“IPO”), all shares of the outstanding Series A preferred stock automatically converted into 7,794,042 shares of Class 2 common stock on a one-for-one basis.

In July 2018, we completed our IPO, whereby 10,350,000 shares of our Class 2 common stock were sold at a price of $17.00 per share ($22.45 CAD per share), which included 1,350,000 shares sold pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of approximately $163.7 million after deducting the underwriting discount.

In October 2018, we entered into an indenture relating to the issuance of $475.0 million aggregate principal amount of 5.00% Convertible Notes, which included $25.0 million pursuant to the underwriters’ option to purchase an additional aggregate principal amount. Net proceeds from the issuance were approximately $460.8 million, after deducting the initial purchasers’ commissions.

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

The following table sets forth the major components of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(110,227)	$(2,905)
Net cash used in investing activities	(198,577)	(28,953)
Net cash provided by financing activities	5,704	56,028
Effect of foreign currency translation on cash and cash equivalents	396	(1,162)
(Decrease) increase in cash and cash equivalents	$(302,704)	$23,008

The change in net cash used by operating activities primarily was related to changes in working capital fluctuations and changes in non-cash expenses, all of which are highly variable.

The change in net cash used in investing activities primarily was related to acquisitions of Manitoba Harvest and Natura, investment in the ABG Profit Participation Arrangement, and purchase of property and equipment related to our expansion projects in Canada and Portugal.

The change in net cash provided by financing activities included proceeds from exercise of stock options and capital lease payments.

The table below sets out the cash and cash equivalents, short-term investments and inventory:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$184,551	$487,255
Short-term investments	36,323	30,335
Inventory	75,317	16,211

We primarily financed our operations through the issuance of common stock, sale of Convertible Notes and revenue generating activities. We believe that our existing cash will be sufficient to meet our working capital requirements.

We manage our liquidity risk by preparing budgets and cash forecasts to ensure we have sufficient funds to meet obligations. In managing working capital, we may limit the amount of our cash needs by selling inventory at wholesale rates, pursuing additional financing sources and managing the timing of capital expenditures. While we believe we have sufficient cash to meet working capital requirements in the short term, we may need additional sources of capital and/or financing, to meet planned growth requirements and to fund construction activities at our cultivation and processing facilities.

Contractual Obligations

With the acquisitions of Manitoba Harvest and Natura during the first quarter of fiscal 2019, additions to our operating leases included three properties from the Manitoba Harvest acquisition and certain assets from the Natura acquisition with the effect of increasing annual contractual operating lease obligations by approximately $0.3 million. The Company also has contractual commitments relating to the acquisitions of Manitoba Harvest and Natura to fund the acquisitions as well as the ABG Profit Participation Arrangement subject to certain regulatory or commercial triggers. Refer to “Part I, Item 1. Note 15 – Business Combinations” and “Part I, Item 1. Note 14 – ABG Profit Participation Arrangement” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

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

We will no longer be able to take advantage of this exemption beginning on December 31, 2019, when we will be deemed a large accelerated filer and, as a result, cease to be an “emerging growth company.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, or DCPs, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our DCPs, our Chief Executive Officer and Chief Financial Officer concluded that, due to a previously reported material weakness, the Company’s internal control over financial reporting was not effective as of June 30, 2019. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our inventory cost calculations and the financial close processes are manual in nature such that a timely, sufficiently precise and detailed review to mitigate the risk of material misstatement is not currently feasible due to the complexity of the spreadsheet-based models used. There were no material errors in the financial results or balances identified, no restatements of prior period financial statements, and no changes in previously released financial results were required as a result of this control deficiency.

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

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there have been no changes in the ICFR during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

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

Our ability to operate in our facility at our Tilray European Union Campus located in Cantanhede, Portugal, or Tilray Portugal, is dependent on our current authorization for the cultivation, import and export of cannabis and our Good Manufacturing Practices, or GMP, certification by the Portuguese National Authority of Medicines and Health Products, or INFARMED, for manufacture of cannabis as an active pharmaceutical ingredient, and in the future will be dependent on our pending authorization (assuming such authorization is approved) for the manufacture of finished cannabis products and GMP certification for manufacture of cannabis as a finished medicinal product. Our current authorization for cultivation, import and export of cannabis is valid for a single growing season at a time and notification to INFARMED is needed to renew the license for subsequent growing seasons. All licenses are subject to ongoing compliance and reporting requirements and renewal.

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

Health Canada inspectors routinely assess Tilray Nanaimo, High Park Farms, High Park Processing Facility, and High Park Gardens for compliance with applicable regulatory requirements. Our Tilray Portugal facilities have also been inspected for compliance by applicable regulators following completion of the construction, and will be subject to certain ongoing inspections and audits once licensing is complete. Furthermore, the import of our products into other jurisdictions, such as Germany and Australia, is subject to the regulatory requirements of the respective jurisdiction. Any failure by us to comply with the applicable regulatory requirements could require extensive changes to our operations; result in regulatory or agency proceedings or investigations, increased compliance costs, damage awards, civil or criminal fines or penalties or restrictions on our operations; and harm our reputation or give rise to material liabilities or a revocation of our licenses and other permits. There can be no assurance that any pending or future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to us and our business.

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

Research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in relatively early stages. There have been few clinical trials on the benefits of cannabis or isolated cannabinoids conducted by us or by others.

Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies we have relied on or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products.

Tilray Nanaimo, High Park Farms, and our High Park Processing Facility and Tilray Portugal are expected to become, integral to our business and adverse changes or developments affecting any of these facilities may have an adverse impact on us.

Currently, our activities and resources are primarily focused on the operation of Tilray Nanaimo, High Park Farms, High Park Gardens, Tilray Portugal and our current licenses under the CR are specific to Tilray Nanaimo, High Park Farms, High Park Gardens and our High Park Processing Facility. Adverse changes or developments affecting these facilities, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster or a material failure of our security infrastructure, could reduce or require us to entirely suspend our production of cannabis. A significant failure of our site security measures and other facility requirements, including any failure to comply with regulatory requirements under the CR, could have an impact on our ability to continue operating under our Health Canada licenses and our prospects of renewing our Health Canada licenses, and could also result in a suspension or revocation of these Health Canada licenses. As we produce much of our medical cannabis products in Tilray Nanaimo, any event impacting our ability to continue production at Tilray Nanaimo, or requiring us to delay production, would prevent us from continuing to operate our business until operations at Tilray Nanaimo could be resumed, or until we were able to commence production at another facility.

We expect to expand Tilray Nanaimo, High Park Farms, our High Park Processing Facility, and our Tilray Portugal facilities. We are also contemplating expanding our High Park Gardens facility. We expect that expanded and additional facilities will significantly increase our cultivation, growing, processing and distribution capacity; however, development impediments such as construction delays or cost over-runs in respect to the development of these facilities, howsoever caused, could delay or prevent our ability to produce cannabis at these facilities. It is also possible that the final costs of the major equipment contemplated by our capital expenditure program relating to the development of our High Park Farms, our High Park Processing Facility and Tilray Portugal may be significantly greater than anticipated, in which circumstance we may be required to curtail, or extend the timeframes for completing, such capital expenditure plans which would reduce our production capacity.

We have periodically procured cannabis from other CR sources to supplement internal production, which, during 2018, 2017 and 2016 represented approximately twenty-six, five, and two percent, respectively, of our total production. If we are unsuccessful in scaling operations at our facilities, we may need to continue to procure cannabis from third parties, likely at a higher price than our own cost to produce, which would have a negative impact on gross profit.

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

There is no assurance that the adult-use cannabis industry, and the regulations governing this industry, will continue to develop as anticipated. There are and will be significant restrictions on the marketing, branding, product formats, product composition, packaging, and distribution channels allowed under the Cannabis Act, which may reduce the value of certain of our products and brands or negatively impact our ability to compete with other companies in the adult-use cannabis market in Canada. For instance, adult-use legislation includes a requirement for health warnings on product packaging, the limited ability to use logos and branding (only one brand name and one brand element per package), restrictions on packaging itself, and restrictions on types and avenues of marketing; further, amended regulations governing the production and sale of topicals, edibles and extracts, which are expected to come in force on October 17, 2019, impose considerable restrictions on product composition, labeling, and packaging in addition to being subject to similar marketing restrictions as existing form factors. Additional marketing restrictions have been imposed by some provinces and territories and are subject to changing interpretation without notice. We are reasonably certain that we will continue to be able to adapt our licensed brands and products to satisfy these restrictions and to package and successfully distinguish these brands in the marketplace while remaining compliant with applicable laws (including all provincial legislation); however further provincial or other legislation containing additional restrictions, such as a complete ban on marketing, may impact our ability to do so. Such additional restrictions may impair our ability to develop our adult-use brands, and a complete ban on marketing or additional product restrictions imposed under future regulations, may make it uneconomic or unfeasible for us to introduce our entire portfolio of brands and products into the Canadian market, which means that we will be unable to reap the full benefit of the exclusive rights we have secured to such brands and products or launch new products. Further, each province and territory of Canada has the ability to separately regulate the distribution of cannabis within such province or territory, and the rules (including associated regulations) adopted by these provinces or territories vary significantly. Furthermore, some provinces and territories impose significant restrictions on our ability to merchandise products; for example, some provinces impose restrictions on investment in retailers or distributors and their employees as well as in our ability to negotiate for preferential retail space or in-store marketing. Such variance may make participation in the adult-use cannabis market uneconomic or of limited economic benefit for us in those provinces or territories and could result in significant additional compliance or other costs and limitations on our ability to compete successfully in each such market.

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

We began operating in 2014 and have yet to generate a profit. We generated net losses of $35.1 million and $65.4 million for the three and six months ended June 30, 2019, respectively, compared to $12.8 million and $18.0 million, respectively in 2018. Our accumulated deficit was $173.5 million and $108.2 million as of June 30, 2019 and December 31, 2018, respectively. We intend to continue to expend significant funds to increase our growing capacity, complete strategic mergers and acquisitions, invest in research and development, expand our marketing and sales operations to increase our base of registered patients and meet the increased compliance requirements associated with our transition to and operation as a public company. As we continue to grow, we expect the aggregate amount of these expenses will also continue to grow.

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

We are subject to a variety of laws in the United States, Canada and elsewhere. In the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult use in a number of states, cannabis meeting the statutory definition of “marihuana” continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act, or the CSA, and subject to the Controlled Substances Import and Export Act, or the CSIEA. Hemp and marijuana both originate from the Cannabis sativa plant and cannabidiol (“CBD”) is a constituent of both. “Marihuana” or “marijuana” is defined in the CSA as a Schedule I controlled substance whereas “Hemp” is essentially any parts of the Cannabis sativa plant that has not been determined to be marijuana. Pursuant to the Agriculture Improvement Act of 2018, or the Farm Bill, “hemp,” or cannabis and cannabis derivatives containing no more than 0.3% of tetrahydrocannabinol (“THC”), is now excluded from the statutory definition of “marijuana” and, as such, is no longer a Schedule I controlled substance under the CSA. Our activity in the United States is limited to (a) certain corporate and administrative services, including accounting, legal and creative services, (b) supply of study drug for clinical trials under DEA and FDA authorization, and (c) participation in the market for hemp and hemp-derived products containing CBD in compliance with the Farm Bill; except as described above, we do not produce or distribute cannabis products in the United States. Therefore, we believe that we are not currently subject to the CSA or CSIEA.

We have commercialized in the United States a variety of products containing hemp, which might include certain cannabinoids including CBD, but would exclude THC at amounts more than 0.3%. While the Farm Bill exempted hemp and hemp derived products from the CSA, any such product commercialization will be subject to various laws, including the Farm Bill, the Federal Food, Drug and Cosmetic Act, or the FD&CA, the Dietary Supplement Health and Education Act, or DSHEA, applicable state and/or local laws, and FDA regulations. The FDA has stated in guidance and other public statements that it is prohibited to sell a food, beverage or dietary supplement to which THC or CBD has been added. While the FDA does not have a formal policy of enforcement discretion with respect to any products with added CBD, the agency has stated that its primary focus for enforcement centers on products that put the health and safety of consumers at risk, such as those claiming to prevent, diagnose, mitigate, treat, or cure diseases in the absence of requisite approvals. While the agency’s enforcement to date has therefore been limited to products containing CBD and that make drug-like claims, there is the risk that FDA could expand its enforcement activities and require us to alter our marketing for our hemp-derived CBD products or cease distributing them altogether. Nevertheless, the regulation of hemp and CBD in the United States has been a constantly evolving and changing landscape, with changes in federal and state legislation and regulation occurring on a frequent basis. Violations of applicable FDA and other laws could result in warning letters, significant fines, penalties, administrative sanctions, injunctions, convictions or settlements arising from civil proceedings.

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

Our intent to participate in the market for hemp-derived CBD products in the United States and elsewhere may require us to employ novel approaches to existing regulatory pathways. Although the passage of the Farm Bill in December 2018 legalized the cultivation of hemp in the United States to produce products containing CBD and other non-THC cannabinoids, it remains unclear how the FDA will regulate this industry, and whether and when the FDA will propose or implement new or additional regulations. On May 31, 2019, the FDA held a public hearing to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling, and sale of products containing cannabis or cannabis-derived compounds, including CBD. The FDA has also formed an internal working group to evaluate the potential pathways to market for CBD products. It remains unclear how CBD products will be regulated by the agency going forward.

In addition, such products may be subject to regulation at the state or local levels. While the Farm Bill created a pathway under which hemp and its derivatives are exempted from the definition of marijuana and, therefore, no longer at risk for deemed a Schedule I controlled substance under the CSA and would be protected from interference in interstate commerce, notwithstanding the ongoing implementation of those provisions, state and local authorities have issued their own restrictions on the cultivation or sale of hemp or hemp-derived CBD. This includes laws that ban the cultivation or possession of hemp or any other plant of the cannabis genus and derivatives thereof, such as CBD. State regulators may take enforcement action against food and dietary supplement products that contain CBD, or enact new laws or regulations that prohibit or limit the sale of such products. Unforeseen regulatory obstacles or compliance costs may hinder our ability to successfully compete in the market for such products.

We may seek to enter into strategic alliances, or expand the scope of currently existing relationships, with third parties that we believe will have a beneficial impact on us, and there are risks that such strategic alliances or expansions of our currently existing relationships may not enhance our business in the desired manner.

We currently have, and may expand or reduce the scope of, and may in the future enter into, strategic alliances with third parties that we believe will complement or augment our existing business. Examples of such strategic alliances include our agreement with Sandoz AG, joint venture with AB InBev and partnership with ABG. Our ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. We may become dependent on our strategic partners and actions by such partners could harm our business. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all.

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

Three customers accounted 15%, 11%, and 10% of our revenue, respectively, for the three months ended June 30, 2019. Two customers accounted for 13% and 11% of our revenue, respectively, for the six months ended June 30, 2019. One customer accounted for 36% and 31% of the Company’s revenue for the three and six months ended June 30, 2018. We believe that our operating results for the foreseeable future will continue to depend on sales from a small number of customers. This one customer has no purchase commitments and may cancel, change or delay its purchases with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of this one customer or any other significant customer. In the future, this one customer may decide to purchase less product from us than it has in the past, may alter its purchasing patterns at any time with limited notice, or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. Although we have detailed procedures in place for testing finished cannabis products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the cannabis products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. As a result of any such recall, we may lose a significant amount of sales and may not be able to replace those sales at an acceptable gross profit or at all. In addition, a product recall may require significant management attention or damage our reputation and goodwill or that of our products or brands.

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

We rely on third-party distributors, including pharmaceutical distributors, courier services, and government agencies, and may in the future rely on other third parties, to distribute our products. If these distributors do not successfully carry out their contractual duties, if there is a delay or interruption in the distribution of our products, such as the Canada Post labor disruptions previously experienced, or if these third parties damage our products, it could negatively impact our revenue from product sales. Any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business.

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

Because of the nature of our products and the limited legal channels for distribution, as well as the concentration of inventory in our facilities, we are subject to the risk of theft of our products and other security breaches. A security breach at Tilray Nanaimo, High Park Farms, High Park Gardens, Tilray Portugal or our High Park Processing Facility, or, once completed, one of our planned facilities could result in a significant loss of available products, expose us to additional liability under applicable regulations and to potentially costly litigation or increase expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on our business, financial condition and results of operations.

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

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and information technology systems, such measures may not prevent such events. Significant disruption to our information technology system or breaches of data security could have a material adverse effect on our business financial condition and results of operations.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current and future indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current and future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives.

Prior to our IPO, we operated as a private company. As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules implemented by the SEC and the Nasdaq Global Select Market, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and establish and maintain effective disclosure and financial controls and corporate governance practices. We expect these costs, difficulties and demands to increase after we are no longer an “emerging growth company” starting with our next fiscal year. Our management and other personnel have limited experience operating a public company, which may result in operational inefficiencies or errors, or a failure to improve or maintain effective ICFR and DCP necessary to ensure timely and accurate reporting of operational and financial results. Our existing management team will need to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our ICFR, which, after we are no longer an emerging growth company, must be accompanied by an attestation report on ICFR issued by our independent registered public accounting firm. We will cease to be an “emerging growth company” at the end of our current fiscal year, as we will be deemed to be a “large accelerated filer” as defined in the Exchange Act. To achieve compliance with Section 404 within the prescribed period, we will document and evaluate our ICFR, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our ICFR, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for ICFR. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our ICFR is effective as required by Section 404. This could result one or more material weaknesses in our ICFR, which could cause an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements (the “financial statements”).

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

We are currently an “emerging growth company” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted to and intend to rely upon exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We have taken advantage of some, but not all, of the available exemptions described above. We will cease to be an “emerging growth company” at the end of our current fiscal year, as we will be deemed to be a “large accelerated filer” as defined in the Exchange Act. During such time that we remain an “emerging growth company,” we cannot predict whether investors will find our securities less attractive if we rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

Conflicts of interest may arise between us and our directors and officers as a result of other business activities undertaken by such individuals, including continuing involvement by these individuals in Privateer Holdings.

We may be subject to various potential conflicts of interest because some of our directors and executive officers may be engaged in a range of business activities. In addition, our directors and executive officers are permitted under their applicable agreements with us to devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us and subject to any contractual restrictions restricting such activities. These business interests could require the investment of significant time and attention by our executive officers and directors. In some cases, our executive officers and directors, including our Chief Executive Officer and President, Brendan Kennedy and board member, Michael Auerbach, may have fiduciary obligations associated with business interests that interfere with their ability to devote time to our business and affairs, such as business obligations related to the employment or involvement of these persons with Privateer Holdings, which could adversely affect our operations.

On June 10, 2019, we announced the signing of a letter of intent to affect a downstream merger of Privateer Holdings with and into a wholly-owned subsidiary of Tilray (the “Downstream Merger”). As a result of the potential conflict associated with the Downstream Merger, we formed a special committee comprised of independent directors to evaluate the Downstream Merger and represent the interests of Tilray. Despite these efforts, there is no guarantee that all potential conflicts of interest are adequately resolved or new potential conflicts of interest will not arise.

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

The reporting currency for our financial statements is the U.S. dollar. We derive a significant portion of our revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar and the Canadian dollar, although as we expand internationally we will be subject to additional foreign currency exchange risks. Because we recognize revenue in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon the translation of those results into U.S. dollars for the purposes of consolidation. In addition, a weakening of the Canadian dollar against the U.S. dollar would make it more difficult for us to meet our obligations under the Convertible Notes. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, limitation of the tax deduction for interest expense (with certain exceptions), limitation of the deduction for net operating losses arising after 2017 to 80% of current year taxable income and elimination of carryback of such net operating losses, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits, deemed repatriation of certain intangible related income and a transition to a new quasi-territorial system of taxation. Notwithstanding the reduction in the corporate income tax rate, our business and financial condition could be adversely affected in future periods by the overall impact of the Tax Act. In addition, the Tax Act could be amended or subject to technical correction, possibly with retroactive effect, which could change the financial impacts that were recorded at June 30, 2019, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the Financial Accounting Standards Board and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect. Any such changes or potential additional impacts could adversely affect our business and financial condition. We will continue to examine and assess the impact this tax reform legislation may have on our business.

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

Risks Relating to our Relationship with Privateer Holdings

Failure to consummate the Privateer Holdings Downstream Merger within the expected timeframe, or at all, could have a material adverse impact to our business, financial condition and results of operations.

On June 10, 2019, we announced the signing of a letter of intent to affect a downstream merger of Privateer Holdings with and into a wholly-owned subsidiary of Tilray. There can be no assurance that the Downstream Merger will occur. Consummation of the Downstream Merger is subject to certain conditions and there can be no assurance that these conditions will be satisfied in a timely manner or at all. The Downstream Merger Agreement also contains termination rights for both us and the Privateer Holdings. In addition, if the Downstream Merger is not completed, and a suitable alternative is not available to us on terms mutually acceptable, the share price of Tilray’s Class 2 common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the Downstream Merger will be completed. Also, we will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Downstream Merger for which we will have received little or no benefit if the Downstream Merger is not completed. Many of the fees will be payable by us even if the Downstream Merger is not completed and may relate to activities that we would have not undertaken other than to complete the Downstream Merger. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Downstream Merger, including any adverse changes in our relationships with our employees, shareholders, customers and payors, could continue or accelerate in the event of a failed transaction.

We are currently a “controlled company” within the meaning of the listing rules of the Nasdaq Global Select Stock Market and, as a result, qualify for exemptions from certain corporate governance requirements. As we currently rely on some of these exemptions, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Privateer Holdings currently owns a majority of the voting power of all outstanding shares of our capital stock. As a result, we are a “controlled company” within the meaning of the listing rules of the Nasdaq Global Select Market. However, Tilray will cease to be a “controlled company” following the closing of the Downstream Merger. Although we previously announced the Downstream Merger, which would result in us losing “controlled company” status, there is no guarantee the Downstream Merger will close on a timely basis, if at all. Please see “Failure to consummate the Privateer Holdings Downstream Merger within the expected timeframe, or at all, could have a material adverse impact to our business, financial condition and results of operations.”

Under the “controlled company” rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the following:

•	that a majority of the board of directors consist of independent directors;
•	that we conduct an annual performance evaluation of the nominating and corporate governance and compensation committees;
•	that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

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

We are exposed to risks arising from Privateer Holdings’ stockholdings, and its participation in our management and conflicts of interest associated therewith.

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

For so long as Privateer Holdings, either directly or indirectly, owns a significant interest in and holds voting power over our capital stock, Privateer Holdings will have the ability to exercise substantial influence with respect to our affairs and significantly affect the outcome of stockholder votes and may have the ability to cause or prevent certain fundamental transactions. Additionally, Privateer Holdings’ significant voting power may discourage transactions involving a change of control of us, including transactions in which an investor might otherwise receive a premium for our Class 2 common stock over the then-current market price. Although we previously announced the Downstream Merger, which would result in Privateer Holdings no longer holding voting power over our capital, there is no guarantee the Downstream Merger will close on a timely basis, if at all. Please see “Failure to consummate the Privateer Holdings Downstream Merger within the expected timeframe, or at all, could have a material adverse impact to our business, financial condition and results of operations.”

Future sales or distributions of our securities by Privateer Holdings or by Privateer Holdings stockholders who receive shares of our common stock in the Downstream Merger could cause the market price for our Class 2 common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or distributions by Privateer Holdings or other stockholders, or the market perception that the holders of a large number of shares of our Class 2 common stock, or shares of our Class 1 common stock which are convertible into Class 2 common stock on a one-for-one basis, intend to sell our Class 2 common stock, could significantly reduce the market price of our Class 2 common stock. We cannot predict the effect, if any, that future public sales of these securities or the availability of these securities for sale will have on the market price of our Class 2 common stock. If the market price of our Class 2 common stock were to drop as a result, this might impede our ability to raise additional capital and might cause our remaining stockholders to lose all or part of their investment. Pursuant to the Downstream Merger, Privateer Holdings stockholders who will receive shares of our common stock in the Downstream Merger have agreed to an extended lock-up, but there is no guarantee the Downstream merger will close on a timely basis, if at all. Please see “Failure to consummate the Privateer Holdings Downstream Merger within the expected timeframe, or at all, could have a material adverse impact to our business, financial condition and results of operations.”

Risks Related to Ownership of Our Securities

Holders of Class 2 common stock have limited voting rights as compared to holders of Class 1 common stock. We cannot predict the impact that our capital structure and concentrated control by Privateer Holdings may have on the market price of our Class 2 common stock.

Privateer Holdings beneficially owns or controls 16,666,667 shares of our Class 1 common stock and 58,333,333 shares of our Class 2 common stock, representing 91% of the voting power of our capital stock. Class 1 common stock, held entirely by Privateer Holdings, has 10 votes per share, resulting in Privateer Holdings control of a majority of the voting power of all outstanding shares of our capital stock and control of all matters that may be submitted to our stockholders for approval as long as it holds at least approximately 10.01% of all outstanding shares of our capital stock. Following the Downstream Merger, if consummated, Brendan Kennedy (our Chief Executive Officer and President as well as one of our directors), Michael Blue and Christian Groh will continue to collectively hold the majority of the voting power of our capital stock. This concentrated control reduces other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders other than Privateer Holdings, or Messrs. Kennedy, Blue and Groh after the Downstream Merger, if consummated, do not view as beneficial. Further, the concentration of the ownership of our Class 1 common stock may prevent or delay the consummation of change of control transactions that stockholders other than Privateer Holdings, or Messrs. Kennedy, Blue and Groh after the Downstream Merger, if consummated, may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Future issuances of Class 1 common stock with Privateer Holdings may also be dilutive to the holders of Class 2 common stock. As a result, the market price of our Class 2 common stock could be adversely affected.

Additionally, while other companies listed on U.S. stock exchanges have publicly traded classes of stock with limited voting rights, we cannot predict whether this structure, combined with concentrated control by Privateer Holdings, or Messrs. Kennedy, Blue and Groh after the Downstream Merger, if consummated, will result in a lower trading price or greater fluctuations in the trading price of our Class 2 common stock as compared to the market price were we to have a single class of common stock, or will result in adverse publicity or other adverse consequences. Please see “Failure to consummate the Privateer Holdings Downstream Merger within the expected timeframe, or at all, could have a material adverse impact to our business, financial condition and results of operations.”

The price of our Class 2 common stock in public markets has experienced and may experience significant fluctuations.

The market price for our Class 2 common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the six months ended June 30, 2019, the trading price of our Class 2 common stock has fluctuated between a low of $34.25 and a high of $106.00 per share, demonstrating an unusual degree of volatility even relative to other cannabis companies during the same time period. The market price of our Class 2 common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets; and (ix) the impact of the Downstream Merger, or failure to consummate the Downstream Merger.

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

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class 2 common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class 2 common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class 2 common stock.

The conversion of some or all of the Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class 2 common stock, or a combination of cash and shares of our Class 2 common stock. If we elect to settle our conversion obligation in shares of our Class 2 common stock or a combination of cash and shares of our Class 2 common stock, any sales in the public market of our Class 2 common stock issuable upon such conversion could adversely affect prevailing market prices of our Class 2 common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our Class 2 common stock could depress the price of our Class 2 common stock.

It is not anticipated that any dividends will be paid to holders of our Class 2 common stock for the foreseeable future, if any.

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

Certain jurisdictions may take positions adverse to investments in, or investors themselves, in cannabis companies.

Certain jurisdictions may prohibit or restrict its citizens or residents from investing in or transacting with companies involved in the cannabis industry, even if such companies only conduct business in jurisdictions where cannabis is legal. For example, if an investor in the United Kingdom profits from an investment in a cannabis producer or supplier, such investment may technically violate the United Kingdom Proceeds of Crime Act 2002. Similar prohibitions or restrictions may apply in other jurisdictions where cannabis has not been legalized. In addition, such prohibitions and restriction may limit your ability to receive dividends if such dividends were to be declared in the future. However, no dividends on our Class 2 common stock have been paid to date and we do not anticipate that, for the foreseeable future, we will pay dividends on our Class 2 common stock. Provisions under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class 2 common stock.

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

Certain provisions in the indenture governing the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing the Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Convertible Notes requires us to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the relevant conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1*	Arrangement Agreement among Tilray, Inc. and High Park Gardens Inc. and Natura Naturals Holdings Inc. dated January 21, 2019.	8-K	001-38594	2.1	1/25/2019

2.2*	Arrangement Agreement among 1197879 B.C. LTD. and FHF Holdings LTD. and Tilray, Inc. and others dated February 19, 2019.	8-K	001-38594	2.2	2/25/2019

2.3*	Amending Agreement by and among Tilray, Inc. 1197879 B.C. Ltd., FHF Holdings Ltd. and Compass Group Diversified Holdings, LLC dated February 27, 2019.	8-K	001-38594	2.3	3/4/2019

3.1	Certificate of Incorporation, as currently in effect.	8-K	001-38594	3.1	7/24/2018

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-225741	3.4	7/9/2018

4.1	Indenture, dated October 10, 2018, between Tilray, Inc. and GLAS Trust Company LLC.	8-K	001-38594	4.1	10/10/2018

4.2	Form of 5.00% Convertible Senior Note due 2023 (included in Exhibit 4.1).	8-K	001-38594	4.2	10/10/2018

10.1	Payment Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 14, 2019.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulations S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.
**

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

Tilray, Inc.

Date: August 13, 2019	By:	/s/ Brendan Kennedy
Brendan Kennedy
President and Chief Executive Officer

Date: August 13, 2019	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer and Treasurer