Form 10-Q
period 2019-09-30
Tilray, Inc.
filed 2019-11-13
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

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

As of November 13, 2019, the registrant had 16,666,667 shares of Class 1 Common Stock, $0.0001 par value per share, and 83,840,987 shares of Class 2 Common Stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY, INC.

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars, except for share and par value data, unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$100,159	$487,255
Short-term investments	22,213	30,335
Accounts receivable, net of allowance for doubtful accounts of $612 and $292, respectively	36,040	16,525
Other receivables	2,886	969
Inventory	110,487	16,211
Prepaid expenses and other current assets	58,895	3,007
Total current assets	330,680	554,302
Property and equipment, net	166,489	80,214
Intangible assets, net	329,928	4,486
Goodwill	163,041	—
Investments	42,318	16,911
Deposits and other assets	7,744	754
Total assets	$1,040,200	$656,667
Liabilities
Current liabilities
Accounts payable	58,688	10,649
Accrued expenses and other current liabilities	71,387	14,818
Accrued obligations under capital lease	127	470
Total current liabilities	130,202	25,937
Accrued obligations under capital lease	9,166	8,286
Deferred tax liability	57,100	4,424
Convertible Notes, net of issuance cost	427,983	420,367
Total liabilities	$624,451	$459,014
Stockholders’ equity
Class 1 common stock ($0.0001 par value, 250,000,000 shares authorized; 16,666,667 shares issued and outstanding)	2	2
Class 2 common stock ($0.0001 par value; 500,000,000 shares authorized; 83,605,076 and 76,504,200 shares issued and outstanding, respectively	8	8
Additional paid-in capital	623,254	302,057
Accumulated other comprehensive income	1,694	3,763
Accumulated deficit	(209,209)	(108,177)
Total stockholders’ equity	415,749	197,653
Total liabilities and stockholders’ equity	$1,040,200	$656,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands of U.S. dollars, except for share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$51,101	$10,047	$120,043	$27,599
Cost of sales	35,248	6,979	86,532	16,458
Gross profit	15,853	3,068	33,511	11,141
General and administrative expense	19,978	7,001	49,240	16,488
Sales and marketing expense	16,974	3,493	39,161	9,061
Depreciation and amortization expense	3,190	529	7,438	1,032
Stock-based compensation expense	8,315	11,245	21,206	16,877
Research and development expense	2,315	802	4,891	2,416
Loss from equity method investments	1,837	—	1,837	—
Acquisition-related (income) expense, net	(13,454)	10	(6,598)	10
Operating loss	(23,302)	(20,012)	(83,664)	(34,743)
Foreign exchange loss (gain), net	2,585	(1,591)	1,153	913
Interest expense, net	8,687	480	26,018	1,393
Finance income from ABG Profit Participation Arrangement	(210)	—	(557)	—
Other income, net	(1,313)	(225)	(5,661)	(422)
Loss before income taxes	(33,051)	(18,676)	(104,617)	(36,627)
Deferred income tax expense (recovery)	2,432	—	(3,987)	—
Current income tax expense	195	24	402	87
Net loss	$(35,678)	$(18,700)	$(101,032)	$(36,714)
Net loss per share - basic and diluted	(0.36)	(0.20)	(1.04)	(0.39)
Weighted average shares used in computation of net loss per share - basic and diluted	98,130,507	93,144,042	96,742,626	93,144,042
Net loss	$(35,678)	$(18,700)	$(101,032)	$(36,714)
Foreign currency translation loss	(4,863)	(451)	(2,414)	(538)
Unrealized (loss) gain on cash equivalents and investments	(301)	—	345	—
Other comprehensive loss	(5,164)	(451)	(2,069)	(538)
Comprehensive loss	$(40,842)	$(19,151)	$(103,101)	$(37,252)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands of U.S. dollars, except for share data, unaudited)

	Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	equity (deficit)
Balance as of December 31, 2018	93,170,867	$10	$302,057	$3,763	$(108,177)	$197,653
Shares issued for Natura acquisition	180,332	—	15,100	—	—	15,100
Shares issued for Manitoba Harvest acquisition	1,209,946	—	96,844	—	—	96,844
Shares issued for ABG Profit Participation Arrangement	1,680,214	—	125,097	—	—	125,097
Receivable for ABG Profit Participation Arrangement, net of finance income	—	—	(30,292)	—	—	(30,292)
Shares issued under stock-based compensation plans	545,000	—	931	—	—	931
Shares issued for employee compensation	11,868	—	649	—	—	649
Stock-based compensation expense	—	—	5,306	—	—	5,306
Other comprehensive income	—	—	—	933	—	933
Net loss	—	—	—	—	(30,301)	(30,301)
Balance as of March 31, 2019	96,798,227	10	515,692	4,696	(138,478)	381,920
Shares issued under stock-based compensation plans	530,943	—	3,483	—	—	3,483
Shares issued for investment	28,361	—	70	—	—	70
Stock-based compensation expense	—	—	7,585	—	—	7,585
Other comprehensive income	—	—	—	2,162	—	2,162
Net loss	—	—	—	—	(35,053)	(35,053)
Balance as of June 30, 2019	97,357,531	10	526,830	6,858	(173,531)	360,167
Shares issued for common stock at-the-market, net of issuance costs	1,344,166	—	37,445	—	—	37,445
Shares issued for Manitoba Harvest acquisition	899,306	—	31,866	—	—	31,866
Shares issued for investments and S&S acquisition	433,338	—	14,438	—	—	14,438
Finance income for receivable for ABG Profit Participation Arrangement	—	—	1,393	—	—	1,393
Shares issued under stock-based compensation plans	237,402	—	2,967	—	—	2,967
Stock-based compensation expense	—	—	8,315	—	—	8,315
Other comprehensive loss	—	—	—	(5,164)	—	(5,164)
Net loss	—	—	—	—	(35,678)	(35,678)
Balance as of September 30, 2019	100,271,743	$10	$623,254	$1,694	$(209,209)	$415,749

TILRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands of U.S. dollars, except for share data, unaudited)

	Convertible preferred shares		Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	equity (deficit)
Balance as of December 31, 2017	—	$—	—	$—	$31,736	$3,866	$(40,454)	$(4,852)
Shares issued for convertible preferred stock, net of issuance costs	7,794,042	1	—	—	52,639	—	—	52,640
Shares issued for common stock, net of issuance costs	—	—	75,000,000	8	—	—	—	8
Stock-based compensation expense	—	—	—	—	31	—	—	31
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(5,181)	(5,181)
Balance as of March 31, 2018	7,794,042	1	75,000,000	8	84,406	3,865	(45,635)	42,645
Stock-based compensation expense	—	—	—	—	5,601	—	—	5,601
Other comprehensive loss	—	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	—	(12,833)	(12,833)
Balance as of June 30, 2018	7,794,042	1	75,000,000	8	90,007	3,779	(58,468)	35,327
Conversion of preferred stock	(7,794,042)	(1)	7,794,042	1	—	—	—	—
Shares issued for common stock, net of issuance costs	—	—	10,350,000	1	160,692	—	—	160,693
Stock-based compensation expense	—	—	—	—	11,245	—	—	11,245
Other comprehensive loss	—	—	—	—	—	(451)	—	(451)
Net loss	—	—	—	—	—	—	(18,700)	(18,700)
Balance as of September 30, 2018	—	$—	$93,144,042	$10	$261,944	$3,328	$(77,168)	$188,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars, unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities
Net loss	$(101,032)	$(36,714)
Adjusted for the following items:
Depreciation and amortization expense	10,441	2,552
Stock-based compensation expense	21,206	16,877
Change in fair value of contingent consideration	(17,019)	—
Loss from equity method investments	1,837	—
Deferred taxes	(3,987)	—
Amortization of discount on Convertible Notes	7,616	—
Other operating activities	1,755	1,618
Changes in non-cash working capital:
Accounts receivable	(13,102)	(4,808)
Other receivables	(1,917)	(3,553)
Inventory	(73,758)	(7,754)
Prepaid expenses and other current assets	(54,607)	(4,686)
Accounts payable	38,773	4,500
Accrued expenses and other current liabilities	16,539	5,528
Net cash used in operating activities	(167,255)	(26,440)
Investing activities
Acquisition of Manitoba Harvest, net of cash acquired	(151,003)	—
Acquisition of Natura, net of cash acquired	(15,083)	—
Investment in ABG Profit Participation Arrangement	(33,333)	—
Investment in equity method investees and S&S acquisition	(14,302)	—
Change in deposits and other assets	85	—
Purchases of short-term and non-current investments	(8,486)	(44,061)
Proceeds from sales and maturities of short-term investments	8,640	29,393
Purchases of property and equipment	(50,421)	(38,076)
Disposals of property and equipment	—	34
Purchases of intangible assets	(941)	(834)
Net cash used in investing activities	(264,844)	(53,544)
Financing activities
Proceeds from at-the-market equity offering, net of costs	37,445	—
Proceeds from ABG Profit Participation Arrangement	3,333	—
Repayment under Privateer debt facilities	—	(36,940)
Advances under Privateer debt and construction facilities	—	3,700
Proceeds from issuance of common stock pursuant to IPO, net	—	160,785
Proceeds from Preferred Shares - Series A, net	—	52,638
Proceeds from exercise of stock options	4,885	—
Minimum lease payments under capital lease	(565)	(516)
Net cash provided by financing activities	45,098	179,667
Effect of foreign currency translation on cash and cash equivalents	(95)	2,239
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(387,096)	101,922
Cash and cash equivalents, beginning of period	487,255	2,323
Cash and cash equivalents, end of period	$100,159	$104,245
Supplemental Disclosure for Cash Flow Information
Cash paid for interest	$17,613	$930
Non-cash investing activities
Acquisition of Manitoba Harvest	$157,917	$—
Acquisition of Natura	$38,980	$—
Investment in ABG Profit Participation Arrangement, net of receivable	$94,805	$—
Purchases of investments and S&S acquisition	$14,508	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tilray, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except for shares and per share amounts, unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) reflect the accounts of Tilray, Inc. and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, “our”, or “us”). The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for annual financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 (the “Annual Financial Statements”).

These financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Statement of Net Loss and Comprehensive Loss for the three and nine months ended September 30, 2018 were reclassified to conform to the current period’s presentation. Specifically, depreciation and amortization expense as well as acquisition-related (income) expense, net, which were formerly presented as part of general and administrative expenses, are now presented separately.

Other than as described below, there were no changes to our significant accounting policies described in our Annual Financial Statements that had a material impact on our financial statements and related notes.

Emerging growth company status

The Company is an emerging growth company under the JOBS Act and has elected to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies. Because the market value of the Company’s Class 2 common stock held by non-affiliates exceeded $700 million as of June 30, 2019, the Company will be deemed a large accelerated filer under the Exchange Act and will lose emerging growth company status as of December 31, 2019.

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

The estimated fair value of acquired assets and assumed liabilities are determined primarily using a discounted cash flow approach, with estimated cash flows discounted at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams. Contingent consideration in a business combination is remeasured at fair value each reporting period until the contingency is resolved and any change in fair value from either the passage of time or events occurring after the acquisition date, is recorded within acquisition-related (income) expense, net on the Consolidated Statements of Net Loss and Comprehensive Loss.

Intangible assets

The Company records intangible assets at cost, net of accumulated amortization and accumulated impairment losses, if any. Cost is measured based on the fair values of cash consideration paid and equity interests issued. The cost of an intangible asset acquired in a business combination is its acquisition date fair value.

Amortization of definite life intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Patents	20 years
Customer relationships	14 to 16 years
Developed technology	10 years
Websites	3 years
Supply contract	3 years
Licenses	2 years

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

Equity method investments

Investments in entities over which the Company has significant influence but not a controlling interest are accounted for using the equity method, with the Company’s share of earnings or losses reported in loss from equity method investments on the Consolidated Statements of Net Loss and Comprehensive Loss. Equity method investments are recorded at cost, plus the Company’s share of undistributed earnings or losses, within investments on the Consolidated Balance Sheets.

The Company assesses investment in equity method investments if there is reason to believe an impairment may have occurred including, but not limited to, ongoing operating losses, projected decreases in earnings, increases in the weighted-average cost of capital, or significant business disruptions. The significant assumptions used to estimate fair value include revenue growth and profitability, capital spending, depreciation and taxes, foreign currency exchange rates, and discount rate. By their nature, these projections and assumptions are uncertain. If it is determined that the current fair value of an investment is less than the carrying value of the investment, the Company will assess if the shortfall is of a temporary or permanent nature and write down the investment to its fair value if it is concluded the impairment is other than temporary.

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

Business combinations – The Company uses judgment in applying the acquisition method of accounting for business combinations and estimates to value identifiable assets and liabilities at the acquisition date. Estimates are used to determine cash flow projections, including the period of future benefit, and future growth and discount rates, among other factors. The values allocated to the acquired assets and liabilities assumed affect the amount of goodwill recorded on acquisition. Fair value is typically estimated using the present value of future discounted cash flows, an income approach. Significant estimates in the discounted cash flow model include the discount rate, rates of future revenue growth and profitability of the acquired business, and working capital effects. The discount rate considers the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve projected cash flows. These estimates and the resulting valuations require significant judgment.

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

New accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. Further, the FASB issued a number of additional ASUs regarding the new revenue recognition standard. The new standard, as amended, will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. For public companies, the new standard is effective for annual reporting periods beginning after December 31, 2017, including interim periods within that reporting period. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the impact on the financial statements, including both the quantitative impact of recognition and presentation of related disclosures, and expects to implement the provisions of ASU 2014-09 for the annual financial statements for the year ended December 31, 2019.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public companies, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 2020. Earlier application is permitted. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2016-02 for the annual financial statements for the year ended December 31, 2019 using the modified retrospective transition method with a cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. This adoption approach will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. On adoption, our operating leases, excluding those with terms less than 12 months, will be discounted and recorded as assets and liabilities on our consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2016-13 as of January 1, 2020.

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

2.	Investments

Long-term investments are comprised of the following items:

	September 30, 2019	December 31, 2018
Investments under the cost method	$20,731	$15,066
Investment in securities under available-for-sale method	9,531	1,845
Equity method investments	12,056	—
Total investments	$42,318	$16,911

As of September 30, 2019, total unrealized loss recognized in accumulated other comprehensive income related to long-term available-for-sale equity securities from initial recognition was $538 (December 31, 2018 – $802).

As of September 30, 2019, equity method investments primarily relates to the Company’s joint venture with Anheuser-Busch InBev (“AB InBev”) entered in December 2018 to research and develop non-alcohol beverages containing cannabis. Under the terms of the arrangement, the Company and AB InBev each have 50% ownership and 50% voting interest. During the nine months ended September 30, 2019, the Company contributed $10,090 to the joint venture.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2019
Investments
Short-term investments	$22,213	$—	$—	$22,213
Investment in equity securities under available-for-sale method	3,357	—	—	3,357
Investment in debt securities under available-for-sale method	—	1,174	5,000	6,174
Total investments	25,570	1,174	5,000	31,744
Acquisition-related contingent consideration	—	—	(34,034)	(34,034)
Total	$25,570	$1,174	$(29,034)	$(2,290)

December 31, 2018
Cash equivalents	$203,761	$—	$—	$203,761
Investments
Short-term investments	30,335	—	—	30,335
Investment in equity securities under available-for-sale method	1,163	682	—	1,845
Total investments	31,498	682	—	32,180
Total	$235,259	$682	$—	$235,941

As of September 30, 2019, the carrying amount of short-term investments, which includes corporate bonds and treasury bills, includes an unrealized gain recognized in accumulated other comprehensive income of $17 (December 31, 2018 – gain of $69). For the three and nine months ended September 30, 2019, $751 and $2,741, respectively, were reclassified from other comprehensive (loss) income to other income, net for realized gains on short-term investments. No amounts were reclassified for the comparative periods in 2018. Contractual maturities for debt securities under available-for-sale method are less than three years. Contingent consideration is recorded within accrued expenses and other current liabilities and primarily reflects the consideration for: (i) the acquisition of Manitoba Harvest payable in shares of Class 2 common stock contingent on revenues earned in 2019, and (ii) the acquisition of Natura payable in shares of Class 2 common stock contingent on production levels. Refer to Note 9 for details. There were no transfers between fair value measurement hierarchy levels during the three months ended September 30, 2019.

4.	Inventory

Inventory is comprised of the following items:

	September 30, 2019	December 31, 2018
Raw materials	$5,362	$2,132
Work-in-process	81,342	12,812
Finished goods	23,783	1,267
Total	$110,487	$16,211

Inventory is written down for any obsolescence or when the net realizable value of inventory is less than the carrying value. For the three and nine months ended September 30, 2019, the Company recorded write-downs within work-in-process of $201 and $726, respectively, (2018 – $795 and $1,498) in cost of sales. As of September 30, 2019, the Company’s inventory balance is in excess of historical sales for the past twelve months. This increase in inventory primarily relates to cannabis derivative products in anticipation for the next phase of the adult-use market given legislation effective in December 2019. Management believes no loss will be incurred on its disposition.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised of the following items:

	September 30, 2019	December 31, 2018
Deposits	$45,255	$1,511
Prepaid expenses	8,904	1,496
Loan receivable	3,817	—
Other current assets	919	—
Total	$58,895	$3,007

Deposits include prepayments on future purchases of inventory to secure supply. The loan receivable relates to a working capital loan to 420 Investments Ltd. (“FOUR20”) until the closing of the acquisition anticipated in the first quarter of 2020 upon regulatory approval.

6.	Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
Land	$5,585	$4,498
Buildings and leasehold improvements	94,695	51,111
Laboratory and manufacturing equipment	25,229	6,131
Office and computer equipment	3,289	970
Assets under capital lease	9,989	9,661
Construction in process	41,719	15,343
	180,506	87,714
Less: accumulated depreciation and amortization	(14,017)	(7,500)
Total	$166,489	$80,214

For the three and nine months ended September 30, 2019, depreciation expense related to general office space and equipment was $197 and $741, respectively (2018 – $34 and $93). In addition, depreciation expense included in cost of sales relating to manufacturing equipment and production facilities was $1,496 and $3,003 for the three and nine months ended September 30, 2019, respectively, (2018 – $208 and $467) with the remaining depreciation included in inventory.

For the three and nine months ended September 30, 2019, capitalized interest included in construction-in-progress was $140 and $306, respectively (2018 – nil and $169).

The Company had $94,906 in property and equipment additions related to building and leasehold improvements, laboratory and manufacturing equipment, office and computer equipment and construction in process during the nine months ended September 30, 2019 (2018 – $35,725). Additions to building and leasehold improvements primarily relate to the Company’s acquisitions of Manitoba Harvest and Natura. Additions to construction in process primarily relate to the ongoing construction of the Company’s London, Ontario and Portugal facilities.

7.	Intangible Assets

Intangible assets are comprised of the following items:

		September 30, 2019			December 31, 2018
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	15	$133,501	$4,903	$128,598	$—	$—	$—
Developed technology	9	6,947	405	6,542	—	—	—
Websites	2	4,824	3,006	1,818	3,755	2,253	1,502
Alef license	2	4,086	—	4,086	2,984	—	2,984
Other intangibles	3	3,086	70	3,016	—	—	—
Cultivation license	Indefinite	10,496	—	10,496	—	—	—
Trademarks	Indefinite	56,006	—	56,006	—	—	—
Rights under ABG Profit Participation Arrangement	Indefinite	119,366	—	119,366	—	—	—
Total		$338,312	$8,384	$329,928	$6,739	$2,253	$4,486

The net carrying value of intangible assets not yet available for use as of September 30, 2019 was $6,427 (December 31, 2018 – $3,027). At September 30, 2019, this consisted of the Alef license and a supply contract arising from the acquisition of Natura.

Intangible asset additions for the nine months ended September 30, 2019 primarily related to customer relationships, developed technology and trademarks as part of the acquisition of Manitoba Harvest as well as cultivation license and supply contract as part of the acquisition of Natura. Refer to Note 15 for details. Moreover, indefinite-lived rights under the ABG Profit Participation Arrangement were acquired in the first quarter of 2019. Refer to Note 14 for details.

The amortization expense for the next five years on intangibles assets in use are as follows: remaining in 2019 – $2,555; 2020 – $10,223; 2021 – $9,658; 2022 – $9,318; 2023 – $9,207, and thereafter – $103,099.

8.	Goodwill

The following table shows the change in carrying amount of goodwill:

Balance as of December 31, 2018	$—
Acquisition of Manitoba Harvest	131,082
Acquisition of Natura	26,974
Acquisition of S&S	5,493
Foreign currency translation adjustment	(508)
Balance as of September 30, 2019	$163,041

9.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities are comprised of the following items:

	September 30, 2019	December 31, 2018
Accounts payable - trade	$58,411	$9,716
Accounts payable - related parties	277	933
Total accounts payable	$58,688	$10,649

Accrued interest on Convertible Notes	$11,875	$5,302
Accrued payroll	7,559	3,278
Accrued legal and professional fees	452	565
Contingent consideration for acquisitions	34,034	—
Other accrued expenses and current liabilities	17,467	5,673
Total accrued expenses and other current liabilities	$71,387	$14,818

As part of the acquisition of Manitoba Harvest (see Note 15), the Company entered into a contingent consideration arrangement whereby the Company may pay a maximum of $37,129 (C$49,000) payable in shares of Class 2 common stock. The payment amount is based on gross branded cannabidiol (“CBD”) product sales in the United States for the period from January 1, 2019 to December 31, 2019. The estimated fair value of the contingent consideration was valued using a probability-weighted discounted cash flow model based on internal forecasts and the estimated cost of debt for the Company. The contingent consideration is reassessed and adjusted to fair value each quarter through acquisition-related (income) expense, net. The fair value of contingent consideration decreased $7,562 from the closing date to September 30, 2019 primarily due to updated forecasts and actual results to date.

As part of the acquisition of Natura (see Note 15), the Company entered into a contingent consideration arrangement whereby the Company issued promissory notes with an aggregate principal amount of $26,205 (C$34,500). The ultimate payment amounts are based on production levels of consumer grade dry finished cannabis flower from Natura facilities during four periods from February 1, 2019 to January 31, 2020 and are payable in shares of Class 2 common stock. The estimated fair value of the contingent consideration on the acquisition date was valued using a discounted cash flow analysis based on internal forecasts projected using a Monte Carlo simulation model, an expected quarterly production distribution function, and a weighted average cost of capital adjusted to account for revenue risk derived as of February 15, 2019. The contingent consideration is reassessed and adjusted to fair value each quarter though acquisition-related (income) expense, net, valued using a probability-weighted discounted cash flow model based on internal forecasts and the estimated cost of debt for the Company. The fair value of contingent consideration decreased $9,294 from the closing date to September 30, 2019 primarily due to updated forecasts and actual results to date.

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

As of September 30, 2019, the Convertible Notes are not yet convertible. The Convertible Notes will become convertible upon the satisfaction of the above circumstances. Transaction costs attributable to the Convertible Notes totaling $13,467 are amortized as non-cash interest expense over the term of the Convertible Notes. As of September 30, 2019, the Company was in compliance with all the covenants set forth under the indenture.

The following table sets forth the net carrying amount of the Convertible Notes:

	September 30, 2019	December 31, 2018
5.00% Convertible Notes	$475,000	$475,000
Unamortized discount	(35,897)	(41,687)
Unamortized transaction costs	(11,120)	(12,946)
Net carrying amount	$427,983	$420,367

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Nine months ended September 30,
	2019	2018
Contractual coupon interest	$17,813	$—
Amortization of discount	5,790	—
Amortization of transaction costs	1,826	—
Total	$25,429	$—

11.	Stockholders’ Equity

Common and convertible preferred stock

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of September 30, 2019. The liquidation and dividend rights are identical among Class 1 common stock and Class 2 common stock, and all classes of common stock share equally in our earnings and losses.

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

In connection with the acquisition of Manitoba Harvest, the Company issued 1,209,946 shares of Class 2 common stock in March 2019 at a deemed issuance price of $80.04 per share on closing and 899,306 shares of Class 2 common stock in August 2019 at a deemed issuance price of $35.48 per share as share consideration six months after close. Refer to Note 15 for details.

On September 10, 2019, the Company entered into a sales agreement with Cowen and Company, LLC pursuant to which the Company can issue and sell, through a sales agent, shares of Class 2 common stock from time to time up to up to an aggregate offering price of $400 million through an “at-the-market” equity offering program. During the three months ended September 30, 2019, the Company issued 1,344,166 shares of Class 2 common stock for gross proceeds of $38,209 (net proceeds of $37,445) under the program.

12.	General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Salaries	$8,637	$2,846	$22,289	$6,203
Professional fees	6,051	1,438	12,716	4,094
Travel expenses	1,448	411	3,330	1,130
Other expenses	3,842	2,306	10,905	5,061
Total	$19,978	$7,001	$49,240	$16,488

13.	Stock-based Compensation

Original Stock Option Plan

Certain employees of the Company participate in the equity-based compensation plan of Privateer Holdings, Inc. (the “Original Plan”) under the terms and valuation method detailed in our Annual Financial Statements. For the three and nine months ended September 30, 2019, the total stock-based compensation expense associated with the Original Plan was $143 and $411, respectively (2018 – $76 and $276).

Stock option activity under the Original Plan is as follows:

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2018	592,594	$4.14	8.1	$989
Allocated to Tilray	143,794	4.21
Exercised	(20,162)	3.88
Forfeited	(6,686)	4.24
Cancelled	(8,267)	3.48
Balance September 30, 2019	701,273	$4.22	7.5	$13,153
Vested and expected to vest, September 30, 2019	645,722	$4.06	7.5	$12,203
Vested and exercisable, September 30, 2019	394,288	$3.27	7.1	$7,731

No stock options were granted under the Original Plan during the nine months ended September 30, 2019 (2018 - 301,442). As of September 30, 2019, the total remaining unrecognized stock-based compensation expense related to non-vested stock options amounted to $757 which will be recognized over the weighted-average remaining requisite service period of approximately 0.8 year. The total fair value of stock options vested during the nine months ended September 30, 2019 was $478 (2018 – $524).

New Stock Option and Restricted Stock Unit Plan

The Company adopted the 2018 Equity Incentive Plan (the “New Plan”) as amended and approved by stockholders in May 2018 under the terms and valuation methods detailed in our Annual Financial Statements. As of September 30, 2019, 12,926,172 shares were reserved for issuance under the New Plan. For the three and nine months ended September 30, 2019, total stock-based compensation expense associated with the New Plan was $8,172 and $20,795, respectively (2018 - $11,245 and $16,877).

Stock option and restricted stock unit (“RSU”) activity under the New Plan are as follows:

Time-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2018	6,015,041	$13.54	7.7	$342,916
Granted	10,000	70.25
Exercised	(549,533)	7.76
Forfeited	(58,936)	28.40
Balance September 30, 2019	5,416,572	$14.06	8.7	$81,894
Vested and expected to vest, September 30, 2019	5,248,544	$13.91	8.7	$79,591
Vested and exercisable, September 30, 2019	2,221,809	$11.53	8.7	$35,249

The weighted-average fair values of stock options granted during the nine months ended September 30, 2019 was $12.01 per share. During the nine months ended September 30, 2018, 6,106,011 time-based stock options were granted under the New Plan. As of September 30, 2019, the total remaining unrecognized compensation expense related to non-vested stock options of $25,391 will be recognized over the weighted-average remaining requisite service period of approximately 2.1 years. The total fair value of stock options vested for the nine months ended September 30, 2019 was $11,734 (2018 – nil).

Performance-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2018	600,000	$7.76	9.4	$37,668
Exercised	(80,000)	7.76
Balance September 30, 2019	520,000	$7.76	8.6	$8,830
Vested and exercisable, September 30, 2019	520,000	$7.76	8.6	$8,830

No performance-based stock options were granted under the New Plan during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, 600,000 performance-based stock options were granted under the New Plan. As of September 30, 2019, there was no remaining unrecognized compensation expense related to non-vested stock options. The total fair value of stock options vested as of September 30, 2019 was $2,159 (December 31, 2018 – $1,246).

Time-based RSU activity

	Time-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2018	237,222	$49.86
Granted	944,616	50.51
Issued on vesting	(54,635)	12.45
Forfeited	(42,715)	59.99
Non-vested September 30, 2019	1,084,488	$51.91

As of September 30, 2019, $43,372 of total unrecognized compensation expense related to non-vested time-based RSUs will be recognized over a weighted-average period of 2.5 years. During the nine months ended September 30, 2018, 140,000 time-based RSUs were granted under the New Plan.

Performance-based RSUs activity

	Performance-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2018	1,050,000	$7.76
Issued on vesting	(731,250)	7.76
Non-vested September 30, 2019	318,750	$7.76

As of September 30, 2019, $465 of total unrecognized compensation expense related to non-vested performance-based RSUs will be recognized over a weighted-average period of 1.3 years. During the nine months ended September 30, 2018, 1,050,000 performance-based RSUs were granted under the New Plan.

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

Since the arrangement conveys a right for the Company to receive guaranteed minimum cash from ABG over ten years, it meets the definition of a loan pursuant to ASC 310 “Receivables.” As of September 30, 2019 $447 was recorded in other receivables and $6,958 in deposits and other assets for the current and non-current portions of the loans relating to cash paid to ABG. The portion of the loans relating to shares issued to ABG of $30,705 is recorded within additional paid-in capital as of September 30, 2019. The allocation of the loans between the asset and equity portions was determined on a relative fair value basis. As the loans have no stated interest rate, fair value was determined using the present value of the expected cash flows at a 12% discount rate, which reflects an appropriate market rate for each loan at the time it was issued. Interest on the loan is calculated using the effective interest rate method and recognized in finance income from ABG Profit Participation Arrangement on the Condensed Consolidated Statements of Net Loss and Comprehensive Loss for the portion of the loan relating to cash paid to ABG, and in additional paid-in capital on the Condensed Consolidated Balance Sheets for the portion relating to shares issued to ABG.

As of September 30, 2019, the Company recorded intangible assets with indefinite life in the amount of $119,366 for the participation rights, preferred supplier rights, and preferred royalty rights under the Profit Participation Arrangement, as described above. The cost of these intangible assets was calculated using the fair value of the cash paid and shares issued, less the fair value attributable to the loan described above.

15.	Business Combinations

Acquisition of Manitoba Harvest

On February 28, 2019, the Company completed the acquisition of all issued and outstanding shares of FHF Holdings Ltd. (“Manitoba Harvest”). Manitoba Harvest develops and distributes a diverse portfolio of hemp-based natural food and wellness products and enables the Company to expand into the growing CBD product market in the United States.

During the three months ended September 30, 2019, the Company revised the preliminary purchase price of the Manitoba Harvest acquisition to include withholding tax amounts related to the acquisition. The Company also revised the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date, resulting in a $3,401 increase in goodwill and $781 decrease in deferred tax liability. The final purchase price allocation will be adjusted as needed, pending the finalization of estimates and assumptions used in valuing the deferred tax liability, among other identifiable assets acquired and liabilities assumed, and will be finalized no later than one year after the acquisition date. The goodwill of $131,082 is attributable to factors such as market share, reputation with customers and vendors, and the skilled workforce of Manitoba Harvest. Goodwill is not deductible for tax purposes. The gross contractual amount of receivables is $6,340, of which approximately $133 is not expected to be collected.

The financial results of Manitoba Harvest are included in the Company’s financial statements since acquisition close. The Consolidated Statements of Net Loss and Comprehensive Loss include revenue of $15,568 and $41,084, and net income of $4,173 and loss of $695 of Manitoba Harvest for the three and nine months ended September 30, 2019, respectively. The Company incurred acquisition costs of $1,328 for the acquisition of Manitoba Harvest.

Acquisition of Natura

On February 15, 2019, the Company acquired the remaining 97% issued and outstanding shares of Natura Naturals Holdings Inc. (“Natura”). Natura is licensed to cultivate and produce medical cannabis, expanding the Company’s capacity to supply high-quality branded cannabis products to the Canadian market.

During the three months ended September 30, 2019, the Company revised the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date for the acquisition of Natura. This resulted in a $2,144 increase in both deferred tax liability and goodwill. The final purchase price allocation will be adjusted as needed, pending the finalization of estimates and assumptions used in valuing property and equipment, intangible assets, and deferred tax liability, among other identifiable assets acquired and liabilities assumed, and will be finalized no later than one year after the acquisition date. The goodwill of $26,974 is attributable to factors such as strong supply chain, quality of products and the skilled workforce of Natura. Goodwill is not deductible for tax purposes.

The financial results of Natura are included in the Company’s financial statements since acquisition close. The Consolidated Statements of Net Loss and Comprehensive Loss include revenue of $3,017 and $8,193, and net income of $119 and net loss of $396 for the three and nine months ended September 30, 2019, respectively. The Company incurred acquisition costs of $824 for the acquisition of Natura.

The preliminary purchase price of the Manitoba Harvest and Natura acquisitions are calculated as follows:

	Manitoba Harvest	Natura
Cash paid on closing	$118,767	$15,252
Cash paid six months after closing	37,490	—
Class 2 common stock issued on closing (1)(2)	96,844	15,100
Class 2 common stock issued six months after closing (1)	31,866	—
Working capital adjustment	280	—
Contingent consideration	29,207	20,007
Fair value of previously held interest (3)	—	1,565
Effective settlement of pre-existing debt (4)	—	2,308
Total fair value of consideration transferred	$314,454	$54,232
(1)	For the acquisition of Manitoba Harvest, 1,209,946 shares of Class 2 common stock were issued on closing and 899,306 shares of Class 2 common stock were issued six months after closing.
(2)	For the acquisition of Natura, 180,332 shares of Class 2 common stock were issued on closing.
(3)	The fair value of the Company’s investment in Natura on the acquisition date was determined based on the fair value of total consideration transferred and reflected book value on the acquisition date.
(4)	The Company held C$3,000 convertible debt of Natura at the acquisition date. On acquisition, this debt and related accrued interest was effectively settled.

The preliminary allocations of the purchase price to assets acquired and liabilities assumed on the respective acquisition dates of Manitoba Harvest and Natura are as follows:

	Manitoba Harvest	Natura
Assets
Cash and cash equivalents	$5,534	$169
Accounts receivable	6,207	109
Inventory	15,331	3,482
Prepaid expenses and other current assets	1,030	166
Property and equipment	23,581	17,435
Intangible assets	195,966	12,834
Goodwill	131,082	26,974
Total assets	378,731	61,169
Liabilities
Accounts payable	4,973	3,280
Accrued expenses and other current liabilities	4,911	876
Deferred tax liability	54,393	2,781
Total liabilities	64,277	6,937
Net assets acquired	$314,454	$54,232

Acquisition of S&S

On July 11, 2019, the Company acquired all issued and outstanding shares of Smith & Sinclair Ltd. (“S&S”), which crafts edible candies, fragrances and creative consumables in the United Kingdom and enables the Company to develop CBD-infused edibles and beverages as well as alcohol-infused edibles for distribution in Canada, United States and Europe. The preliminary purchase consideration of $8,002 includes $2,440 (£1,940) in cash paid on closing, 79,289 shares of Class 2 common stock issued on closing, and contingent consideration up to $3,095 (£2,472) payable in Class 2 common stock based on revenue targets during two periods from January 1, 2019 to December 31, 2020 as well as (i) launches of CBD products in the United States and Europe and (ii) launch of CBD or THC products in Canada by June 1, 2020.

Supplemental pro forma information

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

	Nine months ended September 30
	2019	2018
Revenue	$130,808	$86,730
Net loss	(105,363)	(59,839)
Net loss per share - basic and diluted	(1.08)	(0.63)

Acquisition-related (income) expense, net

Acquisition-related (income) expense, net for the three and nine months ended September 30, 2019 are comprised of the following items:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Acquisition and integration expense	$3,533	$10	$10,421	$10
Change in fair value of contingent consideration	(16,987)	—	(17,019)	—
Total	$(13,454)	$10	$(6,598)	$10

16.	Financial Instruments

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

The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary. As of September 30, 2019 and December 31, 2018, the Company was not exposed to any significant credit risk related to counterparty performance of outstanding accounts receivable.

Foreign currency risk

As the Company conducts its business in many areas of the world involving transactions denominated in a variety of currencies, the Company is exposed to foreign currency risk. A significant portion of the Company’s assets, revenue, and expenses are denominated in Canadian dollars. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $4,208 as of September 30, 2019, with a corresponding impact to accumulated other comprehensive income.

Liquidity risk

The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash flows generated from operations to meet its requirements. As of September 30, 2019, the most significant financial liabilities are Convertible Notes, contingent consideration, accounts payable and accrued expenses.

17.	Related-Party Transactions

The Company was a wholly owned subsidiary of Privateer Holdings, Inc. (“Privateer”) prior to its Series A preferred stock financing and initial public offering. As of September 30, 2019, Privateer holds more than 10% of the Company’s outstanding shares of Class 2 common stock and holds 100% of the Company’s Class 1 common stock.

During the second quarter of 2019, the Company assumed a real estate operating lease upon assignment from Privateer. In connection with this lease, the Company reimbursed Privateer $2,070 for leasehold improvements at cost and $1,000 for the security deposit held by the landlord at cost, recorded within property and equipment and deposits and other assets, respectively, on the Condensed Consolidated Balance Sheets as of September 30, 2019.

Pursuant to the Subversive Capital Alliance Agreement dated May 15, 2018 between Privateer and Subversive Capital, LLC (“Subversive”) as agent for Privateer, Subversive held 5,530 shares of S&S at a cost of £347.96 per share (£1,924 in aggregate) on July 11, 2019. Subversive is a company controlled by Michael Auerbach, who is a member of the Company’s Board of Directors. On July 11, 2019, the Subversive Capital Alliance Agreement was terminated in connection with the Company’s acquisition of S&S and the Company paid £1,924 in cash to Subversive for the 5,530 shares, which represented approximately 30% ownership of S&S and only the original cost basis in such shares. The cash paid to Subversive as part of the purchase consideration for the acquisition of S&S reflected no gain on its investment, thereby eliminating any economic conflict of interest or appearance thereof. In accordance with the Company’s Related-Persons Transactions Policy, the Audit Committee of the Board of Directors, comprised solely of the independent directors, approved the acquisition of S&S and the payment to Subversive.

Privateer management fees

Management services charged by Privateer for services performed include management services, support services, business development services and research and development services recorded in operating expenses for the three and nine months ended September 30, 2019 in the amounts of nil and $106, respectively (2018 – $1,014 and $2,887). Depending on the nature of the services performed, these expenses are included within general and administrative expenses, sales and marketing expenses or research and development expenses in the Consolidated Statements of Net Loss and Comprehensive Loss. Pursuant to the Company’s agreement with Privateer entered in February 2018 and terminated in February 2019, personnel compensation was charged at cost plus a 3.0% markup and other services at cost. As of September 30, 2019, no amounts were recorded within accounts payable for management services due to Privateer (December 31, 2018 – $3,878).

Ten Eleven management fees

In February 2019, the Company entered into a management agreement with Ten Eleven Management LLC doing business as Privateer Management (“Ten Eleven”), pursuant to which Ten Eleven provides the Company with certain general administrative and corporate services on an as-requested basis for a monthly service fee. This agreement ends on December 31, 2019 and the Company does not intend to renew the agreement. As of September 30, 2019, the owners of Ten Eleven collectively hold more than 10% of the Company’s outstanding shares of Class 2 common stock and more than 10% of the Company’s Class 1 common stock indirectly through investment in Privateer. During the three and nine months ended September 30, 2019, management services of $75 and $200, respectively, were recorded within general and administrative expense in the Consolidated Statements of Net Loss and Comprehensive Loss. No amounts were recorded for the comparative periods in 2018. As of September 30, 2019, $25 due to Ten Eleven for management services was recorded within accounts payable (December 31, 2018 – nil).

18.	Business Segment Information

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in one segment: the development and sale of cannabis products.

Revenue for the three and nine months ended September 30, 2019 includes $2,931 and $8,707, respectively, of excise taxes. There was no excise tax for the comparative periods in 2018. Sources of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Dried cannabis	$29,412	$4,832	$62,214	$14,701
Cannabis extracts	5,819	5,180	16,172	12,725
Hemp products	15,650	—	41,167	—
Accessories and other	220	35	490	173
Total	$51,101	$10,047	$120,043	$27,599

Revenue attributed to geographic region based on the location of the customer was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Canada	$33,585	$8,746	$81,138	$25,758
United States	10,836	—	28,407	—
Other countries	6,680	1,301	10,498	1,841
Total	$51,101	$10,047	$120,043	$27,599

Long-lived assets consisting of property and equipment, net of accumulated depreciation, attributed to geographic regions based on their physical location were as follows:

	September 30, 2019	December 31, 2018
Canada	$132,365	$64,687
Portugal	30,758	15,455
United States	2,755	—
Other countries	611	72
Total	$166,489	$80,214

Three customers accounted for 20%, 14%, and 10% of our revenue, respectively, for the three months ended September 30, 2019. Two customers accounted for 12% and 11% of our revenue, respectively, for the nine months ended September 30, 2019. One customer accounted for 28% and 29% of the Company’s revenue for the three and nine months ended September 30, 2018, respectively.

Two customers accounted for 16% and 10%, respectively, of our accounts receivable balance as of September 30, 2019. Two customers accounted for 30% and 16%, respectively, of our accounts receivable balance as of December 31, 2018.

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

Overview

We aspire to lead, legitimize and define the future of our industry by building the world’s most trusted and valuable cannabis company. We are pioneering the future of medical, wellness and adult-use cannabis and hemp research, cultivation, processing and distribution globally, and we intend to become a global leader in the cannabis and hemp market where regulations permit.

We produce medical cannabis in Canada and Europe, and we have supplied high-quality cannabis products to tens of thousands of patients in thirteen countries spanning five continents through our subsidiaries in Australia, Canada, Germany, Latin America, Portugal, the United Kingdom and through agreements with established pharmaceutical distributors. In Canada and Portugal, we are also authorized to distribute certain products on a wholesale basis and in Canada we also sell certain products direct to patients through our e-commerce platform or over the phone.

We are witnessing a global paradigm shift for cannabis and hemp, and as a result of this shift, the transformation of a multibillion dollar industry from a state of prohibition to a state of legalization. Medical cannabis is now authorized at the national or federal level in forty-one countries. The legal market for medical cannabis is still in its early stages and we believe the number of countries with legalized regimes will continue to increase. We believe that as this transformation occurs, trusted global brands with multinational supply chains will become market leaders by earning the confidence of patients, doctors, governments and adult consumers around the world.

We are a leader in the Canadian adult-use market. We have entered into agreements to supply certain provinces and territories with our adult-use products for sale through the distribution systems they have established. Adult-use legalization occurred in Canada on October 17, 2018 and on October 17, 2019, the Canadian adult-use regulations were amended to permit the sale of new class of cannabis including edibles, beverages and vape products, which will become available for sale starting December 16, 2019. We expect the adult-use market to represent a higher proportion of our revenues as new consumers participate in, and previously illicit consumers adopt, Canada’s framework for the sale of cannabis.

We continue to develop strategic alliances, such as our collaboration with Sandoz to increase the availability of high quality medical cannabis products, and our joint venture with Anheuser-Busch InBev, through its subsidiary Labatt Breweries of Canada, to research non-alcohol beverages containing tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”), demonstrating our continuing commitment to pioneer the development of a professional, transparent, and well-regulated cannabis industry. In the third quarter of 2019, we partnered with Cannfections Group Inc., a leader in the confectionery space with 85 years of experience developing and producing the world’s favorite confectionary brands, to further build our product and manufacturing capacity of confectionery cannabis products and expedite innovation and new products to market.

On January 14, 2019, we entered into a Profit Participation Arrangement with ABG Intermediate Holdings 2, LLC (“ABG”) where we purchased: (i) participation rights in up to 49% of the net (i.e. post-expense) cannabis revenues from certain existing ABG brands into perpetuity, (ii) guaranteed minimum receipt of $10 million annually for ten years (prorated based on total consideration paid to ABG) in quarterly payments for participation rights, (iii) preferred supplier rights of all cannabinoid ingredients for products under cannabis-related licenses of certain existing ABG brands into perpetuity, (iv) preferred royalty rates for us to license and develop cannabis products for brands currently within the ABG portfolio, and (v) first negotiation and matching rights related to participation rights in net cannabis revenues for any additional brands acquired by ABG after entering into the Profit Participation Arrangement. As consideration for this arrangement, we paid to date approximately $33 million in cash and 1,680,214 shares of Class 2 common stock. We also agreed to pay approximately $83 million, in a combination of Class 2 common stock and up to $17 million in cash at ABG’s election, upon certain triggers relating to the regulatory status of THC in the United States, or receipt of $5 million in participation rights distributions from cannabis products containing THC outside the United States, in accordance with terms outlined in the arrangement.

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

On February 28, 2019, we acquired FHF Holdings Ltd. (“Manitoba Harvest”), a developer and distributor of a diverse portfolio of hemp-based natural food and wellness products that enables us to expand into the growing CBD product market in the United States. The preliminary purchase price of approximately $310 million consists of approximately $115 million in cash and 1,209,946 shares of Class 2 common stock issued on closing, approximately $37 million in cash and approximately $32 million in Class 2 common stock issued six months after closing, and approximately $29 million contingent consideration based on gross branded CBD product sales in the United States in 2019. Refer to “Part I, Item 1. Note 15 – Business Combinations” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

On July 11, 2019, we acquired Smith & Sinclair Ltd. (“S&S”), which crafts edible candies, fragrances and creative consumables in the United Kingdom and enables us to develop CBD-infused edibles and beverages as well as alcohol-infused edibles for distribution in Canada, United States and Europe. The purchase consideration includes approximately $2 million in cash and 79,289 shares of Class 2 common stock issued on closing, and approximately $2 million contingent consideration based on revenue as well as the revenue and launch of CBD product in the United States and Europe or THC product in Canada by milestones in 2019 and 2020. Refer to “Part I, Item 1. Note 15 – Business Combinations” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

On August 28, 2019, we signed a definitive agreement to acquire 420 Investments Ltd. (“FOUR20”), an adult-use cannabis retail operator in Alberta, Canada that provides us a platform to expand into other Canadian provincial markets where Licensed Producer retail ownership will be permitted in the future. The purchase price consists of $53 million in shares of Class 2 common stock on closing and up to $30 million of contingent consideration subject to the achievement of certain performance milestones by FOUR20.

Key Operating Metrics

We use the following key operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance and make strategic decisions.

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Kilograms equivalents sold - cannabis	10,848	1,613	9,235	573%	19,448	4,425	15,023	340%
Kilograms harvested - cannabis	15,498	5,032	10,466	208%	35,366	8,186	27,180	332%
Thousand units sold - hemp products	1,946	—	N/A	N/A	5,645	—	N/A	N/A
Average net selling price per gram - cannabis	$3.25	$6.21	$(2.96)	(48)%	$4.03	$6.19	$(2.16)	(35)%
Average cost per gram sold - cannabis	$2.28	$3.13	$(0.85)	(27)%	$2.95	$3.36	$(0.41)	(12)%
Average gross selling price per unit - hemp products	$8.04	$—	N/A	N/A	$7.29	$—	N/A	N/A

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

Total kilogram equivalents sold increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily due to increased adult-use, bulk and international medical sales.

Kilograms harvested – cannabis. Kilograms harvested represents the weight of dried whole plants after harvest, drying and curing. This operating metric is used to measure the production efficiency of our facilities and production team.

Total kilograms harvested increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily due to additional operational capacity through the acquisition of Natura and ramp up of new production facilities.

The High Park Farms facility, with 13 acres of greenhouse space, has been steadily increasing production and harvest yields since its first harvest in July 2018. High Park Farms has had consistent harvest yields every month this year and total harvest quantities for this quarter increased by 607% compared to our Q4 2018 output and improved 59% since Q2 2019. Similarly, Tilray Portugal has shown steady improvement month over month since its first harvest in Q4 2018 and 154% growth improvement from Q2 2019.

It is our expectation that harvest quantities will continue to increase in future quarters with the improvement of operational efficiencies as our operational processes mature and capital expansion plans progress. During the Q2 2019, we announced plans to add 203,000 square feet at three of our existing facilities – High Park Farms, High Park Processing Facility and Tilray Canada. This expansion will increase current production and manufacturing footprint by 18% to 1.3 million square feet worldwide. This quarter, we announced additional increases for international export capacity with a new outdoor cultivation site in Portugal with Esporão, adding 20 hectares of outdoor cultivation space in Alentejo, Portugal to our existing 5 hectares of indoor and outdoor cultivation and 70,000 square feet of manufacturing, processing and research space at our European Union (EU) Campus in Cantanhede, Portugal.

Thousand units sold – hemp products. As a result of the acquisition of Manitoba Harvest, we sell hemp products such as shelled hemp seed, ground hemp, broad spectrum hemp extract containing CBD and hemp seed oil that are tracked by individual units.

This is our third quarter reporting hemp product sales and we have no sales data in the comparable periods in 2018.

Average net selling price per gram – cannabis. The average net selling price per gram is an indicator that shows our pricing trends over time on a gram equivalent basis and is impacted by sales mix, channel and product type. We exclude revenue associated with hemp products, accessories and freight sales to arrive at cannabis-related revenue. We calculate average net selling price per gram by dividing cannabis-related revenue by kilogram equivalents sold.

The average net selling price per gram decreased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 due to a shift in distribution channels and product mix. Since legalization, adult-use products increased to 32% of total revenue. Adult-use products are sold directly to wholesalers, which have lower sales price per gram and higher sales volume compared to medical channel sales. We expect our average selling price to increase over time as a result of two factors: 1) an increase in our sales mix of international medical cannabis due to GMP certifications at our Portugal facility and 2) an increase in new form factors for the Canadian adult use market that generally have higher price points. The new form factors include edible, beverage and vape products and can begin to be sold on December 16, 2019.

To determine the Canadian dollar average net selling price per gram range above, revenue and costs are converted using the average exchange rate during the reporting period. All input costs are individually converted by multiplying the U.S. dollar to Canadian dollar rate to determine the Canadian dollar amount.

Average cost per gram sold – cannabis. The average cost per gram sold measures the efficiency in our cultivation, manufacturing and fulfillment operations. We deduct hemp products, inventory adjustments and the cost of sales related to accessories from total cost of sales to arrive at cannabis-related cost of sales. Cannabis-related cost of sales is then divided by total kilogram equivalents sold to calculate the average cost per gram sold.

The average cost per gram sold decreased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily as a result of improved harvest quantities. In Q3 2018, all the product sold were from Tilray Canada, a GMP indoor grow facility, compared to three greenhouses in operation in Q3 2019. Our greenhouse operations have lower overhead costs compared to indoor operations, driving improvement in our cost per gram. Moreover, Q3 2019 was the first full quarter of operations for the High Park Processing Facility, with higher output and lower manufacturing costs compared to the temporary operation at High Park Farm used in prior quarters. Improvement in production costs during the quarter resulted in a 42% decrease in our average cost per gram from $3.92 per gram in Q2 2019. We expect that this will continue to decrease in future quarters.

Average gross selling price per unit – hemp products. The average gross selling price per unit is an indicator that shows our pricing trends over time on a unit basis for our hemp products and is impacted by sales mix, channel and product type. We exclude revenue associated with cannabis, accessories and freight sales to arrive at hemp product-related revenue. We calculate average gross selling price per unit by dividing hemp product-related revenue by units sold.

This is our third quarter reporting hemp product activity and we have no sales data in the comparable periods in 2018.

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

Results of Operations

Financial data is expressed in thousands of U.S. dollars.

Condensed Consolidated Statements of Net Loss Data

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$51,101	$10,047	$120,043	$27,599
Cost of sales	35,248	6,979	86,532	16,458
Gross profit	15,853	3,068	33,511	11,141
General and administrative expense	19,978	7,001	49,240	16,488
Sales and marketing expense	16,974	3,493	39,161	9,061
Depreciation and amortization expense	3,190	529	7,438	1,032
Stock-based compensation expense	8,315	11,245	21,206	16,877
Research and development expense	2,315	802	4,891	2,416
Loss from equity method investments	1,837	—	1,837	—
Acquisition-related (income) expense, net	(13,454)	10	(6,598)	10
Operating loss	(23,302)	(20,012)	(83,664)	(34,743)
Foreign exchange loss (gain), net	2,585	(1,591)	1,153	913
Interest expense, net	8,687	480	26,018	1,393
Finance income from ABG Profit Participation Arrangement	(210)	—	(557)	—
Other income, net	(1,313)	(225)	(5,661)	(422)
Deferred income tax expense (recovery)	2,432	—	(3,987)	—
Current income tax expense	195	24	402	87
Net loss	$(35,678)	$(18,700)	$(101,032)	$(36,714)
Other Financial Data
Adjusted EBITDA (1)	$(23,545)	$(7,353)	$(56,017)	$(15,304)

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Net Loss and Adjusted EBITDA.”

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of sales	69	69	72	60
Gross profit	31	31	28	40
General and administrative expense	39	70	41	60
Sales and marketing expense	33	35	33	33
Depreciation and amortization expense	6	5	6	4
Stock-based compensation expense	16	112	18	61
Research and development expense	5	8	4	9
Loss from equity method investments	4	—	2	—
Acquisition-related (income) expense, net	(26)	N/A	(5)	N/A
Operating loss	(46)	(199)	(70)	(126)
Foreign exchange loss (gain), net	5	(16)	1	3
Interest expense, net	17	5	22	5
Finance income from ABG Profit Participation Arrangement	N/A	—	N/A	—
Other income, net	(3)	(2)	(5)	(2)
Deferred income tax expense (recovery)	5	—	(3)	—
Current income tax expense	N/A	N/A	N/A	N/A
Net loss	(70)%	(186)%	(84)%	(133)%
Other Financial Data
Adjusted EBITDA (1)	(46)%	(73)%	(47)%	(55)%

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Net Loss and Adjusted EBITDA.”

N/A: Not a meaningful percentage

Revenue

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Adult-use	$15,834	$—	$15,834	N/A	$38,756	$—	$38,756	N/A
ACMPR (direct to patient & bulk)	13,909	9,098	4,811	53%	30,750	25,743	5,007	19%
Hemp products	15,650	—	15,650	N/A	41,167	—	41,167	N/A
International - medical	5,708	949	4,759	501%	9,370	1,856	7,514	405%
Total revenue	$51,101	$10,047	$41,054	409%	$120,043	$27,599	$92,444	335%
Excise tax included in revenue	$2,931	$—	$2,931	N/A	$8,707	$—	$8,707	N/A

N/A: Not a meaningful percentage

Revenue increased 409% to $51.1 million (C$67.8 million) and 335% to $120.0 million (C$159.3 million) for the three and nine months ended September 30, 2019, respectively, compared to revenue of $10.0 million and $27.6 million (C$13.0 million and C$35.5 million) for the same periods in 2018, respectively. The acceleration in growth was primarily driven by the Canadian adult use market, which began in October of 2018, the acquisition of Manitoba Harvest during the first quarter of 2019, and the acceleration of international medical sales as a result of our Portugal facility receiving its GMP certification. We expect continued growth in these markets for the remainder of 2019.

We welcomed Manitoba Harvest to our portfolio of companies on February 28, 2019. Manitoba Harvest is the world’s largest hemp food manufacturer and a leader in the natural foods industry, producing, manufacturing, marketing and distributing a broad-based portfolio of hemp-based (cannabis) consumer products sold in over 16,000 stores at major retailers across the United States and Canada. Manitoba Harvest also launched a line of CBD products in the United States in 2019, which are available in over 500 locations.

Revenue from international medical sales grew more than five times of the comparative periods in 2018, driven by Tilray Portugal’s first export of cannabis flower to Cannamedical Pharma GmbH to supply patients in Germany, which contributed $3.0 million of revenue in Q3 2019. This was enabled by the EU Campus in Portugal that is a GMP certified, multi-faceted production facility with indoor, outdoor and greenhouse cultivation sites. Increasing our presence in the international markets is a strategic priority for us and we believe we are well positioned to serve International markets from Portugal as more countries legalize medical cannabis.

Our cannabis extract products revenue was $5.8 million and $16.2 million (C$7.7 million and C$21.5 million), for the three and nine months ended September 30, 2019, respectively, compared to $5.2 million and $12.7 million (C$6.7 million and C$16.4 million) for the same periods in 2018, respectively. On a percentage of revenue basis, extract products accounted for 17% and 21% of revenue from non-hemp products for the three and nine months ended September 30, 2019, respectively (2018 – 52% and 46%). The launch of the adult-use market in Canada and contributed $15.8 million (C$21.0 million) and $38.8 million (C$51.4 million) to our revenue, representing 31% and 32% of revenue for the three and nine months ended September 30, 2019, respectively.

ACMPR (direct to patient & bulk) includes bulk sales of $10.0 million and $21.5 million for the three and nine months ended September 30, 2019, respectively. Bulk sales are expected to significantly decrease in the future.

The Canadian dollar revenue was derived using the average exchange rate during the reporting period. Amounts are individually converted by multiplying the U.S. dollar to Canadian dollar rate to determine the Canadian dollar amount.

Cost of Sales and Gross Profit

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of sales	$35,248	$6,979	$28,269	405%	$86,532	$16,458	$70,074	426%
Gross profit	15,853	3,068	12,785	417%	33,511	11,141	22,370	201%
Gross profit percentage	31%	31%			28%	40%

Cost of sales increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily due to greater sales, the addition of our acquisitions of Manitoba Harvest and Natura, the start-up of High Park Farms and Portugal, and a shift towards a mix of high THC and high CBD cultivars that have lower yields.

Gross profit percentage remained relatively consistent for the three months ended September 30, 2019 from the comparable period in 2018 despite the change in product mix from 2018 primarily due to benefits of economies of scale for our new cultivation facilities and processing facilities. Gross profit percentage decreased for nine months ended September 30, 2019 from the comparable period in 2018 primarily due to procurement of third-party supply, low yields, and low throughput during the scaling of new facilities impacting us in the first half of the year. In the second quarter of 2019 our High Park Processing Facility came online, allowing us to discontinue the temporary set up in High Park Farms, this location had higher costs and lower output than the Processing Facility. Moreover, the gross profit on hemp products was impacted by a non-cash charge due to the one-time purchase accounting step-up in inventory value in the amount of $2.0 million for the six months ended June 30, 2019.

During 2019, we improved throughput and increased efficiencies due to our new facilities. As a result, our gross profit percentage has improved sequentially since the first quarter of 2019, from 23%, to 27%, to 31%. Gross profit percentage is also impacted by product and sales channel mix, with higher valued products and international medical being the highest margin and low value added and bulk wholesale being the lowest margin.

Operating Costs and Expenses

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
General and administrative expense	$19,978	$7,001	$12,977	185%	$49,240	$16,488	$32,752	199%
Sales and marketing expense	16,974	3,493	13,481	386	39,161	9,061	30,100	332
Depreciation and amortization expense	3,190	529	2,661	503	7,438	1,032	6,406	621
Stock-based compensation expense	8,315	11,245	(2,930)	(26)	21,206	16,877	4,329	26
Research and development expense	2,315	802	1,513	189	4,891	2,416	2,475	102
Loss from equity method investments	1,837	—	1,837	N/A	1,837	—	1,837	N/A
Acquisition-related (income) expense, net	(13,454)	10	(13,464)	N/A	(6,598)	10	(6,608)	N/A
Total operating expenses	$39,155	$23,080	$16,075	70%	$117,175	$45,884	$71,291	155%
(as a percentage of revenue)
General and administrative expense	39%	70%			41%	60%
Sales and marketing expense	33	35			33	33
Depreciation and amortization expense	6	5			6	4
Stock-based compensation expense	16	112			18	61
Research and development expense	5	8			4	9
Loss from equity method investments	4	—			2	—
Acquisition-related (income) expense, net	(26)	N/A			(5)	N/A
Total operating expenses	77%	230%			98%	166%

N/A: Not a meaningful percentage

General and administrative expense increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily due to higher employee costs to support a larger business from the acquisition of Manitoba Harvest, increases in professional fees related to legal, audit and human resources, IT services to support our growth, and public company costs. During the three and nine months ended September 30, 2019, we incurred $1.5 million and $2.3 million of non-recurring costs respectively. During the three months ended September 30, 2019 we expanded corporate offices, increasing our occupancy costs by $1.0 million

Sales and marketing expense increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily due to the acquisition of Manitoba Harvest, development of our Canadian adult-use sales and marketing team, and the development of our European leadership team with five senior appointments last quarter, as we expand our international presence. In three months ended September 30, 2019, High Park developed a comprehensive portfolio of new brands and products for next phase of the adult-use market. The expanded broad-based portfolio includes innovative cannabis products and formats, including edibles, vape products and CBD beverages.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily due to the acquisitions of Manitoba Harvest and Natura in 2019, contributing $2.5 million and $5.7 million of the increase for the three and nine months ended September 30, 2019, respectively.

Stock-based compensation expense decreased for the three months ended September 30, 2019 from the comparable period in 2018 primarily due to unusually high stock-based compensation expense in three months ended September 30, 2018, as a result of our initial public offering (“IPO”) and the related stock options, restricted stock units and certain IPO contingency triggers related to performance-based awards under the New Plan. Stock-based compensation expense increased for the nine months ended September 30, 2019 from the comparable period in 2018 due to the issuance of stock options and restricted stock units granted under the New Plan for more employees to support a larger business.

Research and development expense increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily due to our continued support in advancing cannabinoid-based science to further understand the potential benefits of medical cannabis as a treatment. During the quarter, we supported two new clinical research studies with NYU School of Medicine. The two studies will test the efficacy of CBD to treat patients suffering from alcohol use disorder (“AUD”) and patients suffering from AUD comorbid with post-traumatic stress disorder (“PTSD”). We expect our research and development expense to increase as we pursue more clinical trial opportunities and continue to invest in developing non-combustible delivery formats and formulations.

Acquisition-related (income) expense resulted in income for the three months ended September 30, 2019 from the comparable period expense in 2018 due to a change in fair value of contingent consideration for the acquisitions of Manitoba Harvest and Natura based on actual results to date and forecasts for the remainder of the earn-out periods. The reductions in the fair value of continent consideration offset acquisition related expense incurred during the quarter. Acquisition-related expense increased for the nine months ended September 30, 2019 from the comparable period in 2018 primarily due to costs incurred to close and integrate the acquisitions of Manitoba Harvest and Natura.

Foreign Exchange (Loss) Gain, Net

The impact of foreign exchange for the three and nine months ended September 30, 2019 was a loss of $2.6 million and $1.2 million, respectively, compared to a gain of $1.6 million and a loss $0.9 million for the comparable periods in 2018. As we hold a significant portion of balances in Canadian dollars, the fluctuation in foreign exchange rates between Canadian dollars and U.S. dollars drove the foreign exchange loss in both the three and nine months ended September 30, 2019.

Interest Expense

Interest expense for the three and nine months ended September 30, 2019 was $8.7 million and $26.0 million, respectively (2018 – $0.5 million and $1.4 million). The increase was primarily attributable to the issuance of $475.0 million in Convertible Notes in October 2018. We expect an increase in interest expense in 2019 to reflect a full year of expense related to the Convertible Notes.

Net Loss and Adjusted EBITDA

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Net loss	$(35,678)	$(18,700)	$(16,978)	91%	$(101,032)	$(36,714)	$(64,318)	175%
Adjusted EBITDA	$(23,545)	$(7,353)	$(16,192)	220%	$(56,017)	$(15,304)	$(40,713)	266%

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA reconciliation:
Net loss	$(35,678)	$(18,700)	$(101,032)	$(36,714)
Depreciation and amortization expense	4,686	1,404	10,441	2,552
Stock-based compensation expense	8,315	11,245	21,206	16,877
Acquisition-related (income) expense, net	(13,454)	10	(6,598)	10
Foreign exchange loss (gain), net	2,585	(1,591)	1,153	913
Interest expense, net	8,687	480	26,018	1,393
Other income, net	(1,313)	(225)	(5,661)	(422)
Amortization of inventory step-up	—	—	2,041	—
Deferred income tax expense (recovery)	2,432	—	(3,987)	—
Current income tax expense	195	24	402	87
Adjusted EBITDA	$(23,545)	$(7,353)	$(56,017)	$(15,304)

Net loss increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily due to an increase in operating expenses related to continued growth, expansion of our international teams, interest expense from the Convertible Notes, and results of the Manitoba Harvest and Natura businesses acquired.

Adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) decreased in the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily due to an increase in operating expenses related to continued growth as well as expansion and development into new markets.

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

•

Adjusted EBITDA excludes third-party acquisition and integration expenses and changes in the fair value of contingent consideration, which are considered non-recurring, to reflect normal business activity;

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

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $100.2 million and short-term investments totaling $22.2 million which were held for working capital purposes. Our cash, cash equivalents and short-term investments consist primarily of cash, treasury bills and corporate bonds.

In February and March 2018, we issued 7,794,042 shares of Series A preferred stock at $7.10 per share in exchange for cash proceeds of approximately $55.0 million from third-party institutional investors. On our IPO, all shares of the outstanding Series A preferred stock automatically converted into 7,794,042 shares of Class 2 common stock on a one-for-one basis.

In July 2018, we completed our IPO, whereby 10,350,000 shares of our Class 2 common stock were sold at a price of $17.00 per share, which included 1,350,000 shares sold pursuant to the underwriters’ option to purchase additional shares. We received net proceeds of approximately $163.7 million after deducting the underwriting discount.

In October 2018, we entered into an indenture relating to the issuance of $475.0 million aggregate principal amount of 5.00% Convertible Notes, which included $25.0 million pursuant to the underwriters’ option to purchase an additional aggregate principal amount. Net proceeds from the issuance were approximately $460.8 million, after deducting the initial purchasers’ commissions.

In September 2019, we entered into a sales agreement with Cowen and Company, LLC that enables us to issue and sell shares of Class 2 common stock from time to time up to up to an aggregate offering price of $400.0 million through an “at-the-market” equity offering program. During the three months ended September 30, 2019, we issued 1,344,166 shares of Class 2 common stock for gross proceeds of approximately $38 million under the program.

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

The following table sets forth the major components of our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(167,255)	$(26,440)
Net cash used in investing activities	(264,844)	(53,544)
Net cash provided by financing activities	45,098	179,667
Effect of foreign currency translation on cash and cash equivalents	(95)	2,239
(Decrease) increase in cash and cash equivalents	$(387,096)	$101,922

The change in net cash used by operating activities primarily related to changes in working capital fluctuations and changes in non-cash expenses, all of which are highly variable.

The change in net cash used in investing activities primarily related to our acquisitions of Manitoba Harvest and Natura, investment in the ABG Profit Participation Arrangement, and purchase of property and equipment related to our expansion projects in Canada and Portugal.

The change in net cash provided by financing activities primarily related to proceeds from our “at-the-market” equity offering program, exercise of stock options, and ABG Profit Participation Arrangement.

The table below sets out the cash and cash equivalents, short-term investments and inventory:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$100,159	$487,255
Short-term investments	22,213	30,335
Inventory	110,487	16,211

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

Contractual Obligations

As a result of the acquisitions of Manitoba Harvest and Natura, contractual operating lease obligations of the Company increased by approximately $0.3 million from December 31, 2018. The Company has contractual commitments relating to contingent consideration for the acquisitions of Manitoba Harvest and Natura as well as the ABG Profit Participation Arrangement subject to certain regulatory or commercial triggers. Refer to “Part I, Item 1. Note 15 – Business Combinations” and “Part I, Item 1. Note 14 – ABG Profit Participation Arrangement” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details. In addition, the Company entered into various purchase obligations that require future minimum contractual commitments of approximately $172.9 million as of September 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, or DCPs, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our DCPs, our Chief Executive Officer and Chief Financial Officer concluded that, due to a previously reported material weakness, the Company’s internal control over financial reporting was not effective as of September 30, 2019. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our inventory cost calculations and the financial close processes are manual in nature such that a timely, sufficiently precise and detailed review to mitigate the risk of material misstatement is not currently feasible due to the complexity of the spreadsheet-based models used. There were no material errors in the financial results or balances identified, no restatements of prior period financial statements, and no changes in previously released financial results were required as a result of this control deficiency.

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

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there have been no changes in the ICFR during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

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

Our ability to grow, process, package, store and sell dried cannabis, cannabis oil, and other classes of cannabis, including both oil and capsules, for medical purposes in Canada is dependent on our current Health Canada licenses under the Cannabis Regulations (“CR”), covering our production facility and patient call center at our Tilray North America Campus in Nanaimo, British Columbia, or Tilray Nanaimo. These licenses allow us to produce cannabis in bulk and finished forms at Tilray Nanaimo and to sell and distribute such cannabis in Canada. They also allow us to import and export medical cannabis in bulk and finished form to and from specified jurisdictions around the world, subject to obtaining, for each specific shipment, an export approval from Health Canada and an import approval (or no objection notice) from the applicable regulatory authority in the country to or from which the export or import is being made. The CR licenses for Tilray Nanaimo are valid for fixed periods and will need to be renewed at the end of such periods.

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

We intend to apply for a sale license for cannabis products under the CR for our facility in Leamington, Ontario. Any future medical cannabis production facilities that we operate in Canada will also be subject to separate licensing requirements under the CR. Although we believe that we will meet the requirements of the CR for future renewals of our existing licenses, and grants of permits under such licenses, and to obtain corresponding licenses for future facilities in Canada, there can be no assurance that existing licenses will be renewed or new licenses obtained on the same or similar terms as our existing licenses, nor can there be any assurance that Health Canada will continue to issue import or export permits on the same terms or on the same timeline, or that other countries will allow, or continue to allow, imports or exports.

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

The continuation or expansion of our international operations depends on our ability to renew or secure necessary permits, licenses and other approvals. An agency’s denial of or delay in issuing or renewing a permit, license or other approval, or revocation or substantial modification of an existing permit, license or approval, could prevent us from continuing our operations in, marketing efforts in, or exports to countries other than Canada. For example, Tilray Nanaimo’s current certification of GMP compliance must be renewed via re-inspection prior to October 2020, and our failure to maintain such certification, or to comply with applicable industry quality assurance standards or receive similar regulatory certifications at any of our other facilities, may prevent us from continuing the expansion of our international operations. In addition, the export and import of medical cannabis is subject to United Nations treaties establishing country-by-country national estimates and our export and import permits are subject to these estimates which could limit the amount of medical cannabis we can export to any particular country.

The long-term effect of the legalization of adult-use cannabis in Canada on the medical cannabis industry is unknown, and may have a significant negative effect upon our medical cannabis business if our existing or future medical use customers decide to purchase products available in the adult-use market instead of purchasing medical use products from us.

In June 2018, the government of Canada passed Bill C-45, or the Cannabis Act, the Canadian federal legislation allowing individuals over the age of 18 to legally purchase, process and cultivate limited amounts of cannabis for adult use in Canada. The Cannabis Act and accompanying regulations, the CR, became effective on October 17, 2018. On October 17, 2019, the CR was further amended to permit the sale of new classes of cannabis through both adult-use and medical channels, which classes will become available starting December 16, 2019. Individuals who previously relied upon the medical cannabis market to supply their medical cannabis and cannabis-based products may cease this reliance, and instead turn to the adult-use cannabis market to supply their cannabis and cannabis-based products. Factors that may influence this decision include the availability of product in each market, the price of medical cannabis products in relation to similar adult-use cannabis products, and the ease with which each market can be accessed in the individual provinces and territories of Canada. The impact of adult-use cannabis on the medical market is not yet ascertainable by us given the newness of the adult-use market in Canada and the rapid rate of regulatory change, and given industry-wide supply shortages in both the medical and adult-use markets.

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

Tilray Nanaimo, Manitoba Harvest, High Park Farms, and our High Park Processing Facility and Tilray Portugal are integral to our business and adverse changes or developments affecting any of these facilities may have an adverse impact on us.

Currently, our activities and resources are primarily focused on the operation of Tilray Nanaimo, Manitoba Harvest, High Park Farms, High Park Gardens, Tilray Portugal and our current licenses under the CR are specific to Tilray Nanaimo, High Park Farms, High Park Gardens and our High Park Processing Facility. Adverse changes or developments affecting these facilities, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster or a material failure of our security infrastructure, could reduce or require us to entirely suspend our production of cannabis. A significant failure of our site security measures and other facility requirements, including any failure to comply with regulatory requirements under the CR, could have an impact on our ability to continue operating under our Health Canada licenses and our prospects of renewing our Health Canada licenses, and could also result in a suspension or revocation of these Health Canada licenses. As we produce much of our medical cannabis products in Tilray Nanaimo, any event impacting our ability to continue production at Tilray Nanaimo, or requiring us to delay production, would prevent us from continuing to operate our business until operations at Tilray Nanaimo could be resumed, or until we were able to commence production at another facility.

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

If we are unsuccessful in scaling operations at our facilities, we may become increasingly reliant on third party cannabis suppliers, likely at a higher price than our own cost to produce, which would have a negative impact on gross profit.

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

There is no assurance that the adult-use cannabis industry, and the regulations governing this industry, will continue to develop as anticipated. There are and will be significant restrictions on the marketing, branding, product formats, product composition, packaging, and distribution channels allowed under the Cannabis Act, which may reduce the value of certain of our products and brands or negatively impact our ability to compete with other companies in the adult-use cannabis market in Canada. For instance, adult-use legislation includes a requirement for health warnings on product packaging, the limited ability to use logos and branding (only one brand name and one brand element per package), restrictions on packaging itself, and restrictions on types and avenues of marketing; further, amended regulations governing the production and sale of new classes of cannabis (including vapes and, edibles, which came into force on October 17, 2019, impose considerable restrictions on product composition, labeling, and packaging in addition to being subject to similar marketing restrictions as existing form factors. Additional marketing and product composition restrictions have been imposed by some provinces and territories and are subject to changing interpretation without notice. We are reasonably certain that we will continue to be able to adapt our licensed brands and products to satisfy these restrictions and to package and successfully distinguish these brands in the marketplace while remaining compliant with applicable laws (including all provincial legislation); however provincial or other legislation containing additional restrictions, such as a complete ban on marketing, may impact our ability to do so. Such additional restrictions may impair our ability to develop our adult-use brands, and a complete ban on marketing or additional product restrictions imposed under future regulations, may make it uneconomic or unfeasible for us to introduce our entire portfolio of brands and products into the Canadian market, which means that we will be unable to reap the full benefit of the exclusive rights we have secured to such brands and products or launch new products. Further, each province and territory of Canada has the ability to separately regulate the distribution of cannabis within such province or territory, and the rules (including associated regulations) adopted by these provinces or territories vary significantly. Furthermore, some provinces and territories impose significant restrictions on our ability to merchandise products; for example, some provinces impose restrictions on investment in retailers or distributors and their employees as well as in our ability to negotiate for preferential retail space or in-store marketing. Such variance may make participation in the adult-use cannabis market uneconomic or of limited economic benefit for us in those provinces or territories and could result in significant additional compliance or other costs and limitations on our ability to compete successfully in each such market.

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

The adult-use cannabis market in Canada is continuing to develop and may experience supply fluctuations resulting in revenue and price decreases.

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

In response to this surge in demand for cannabis, we and other cannabis producers in Canada may produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that oversupply into other markets where cannabis use is fully legal under all federal and state or provincial laws. Additionally, the Canadian market may experience increased supply fluctuations as new form factors and products become available. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If this were to occur, there is no assurance that we would be able to generate sufficient revenue from the sale of adult-use cannabis to result in profitability.

In connection with the amended Canadian adult-use regulations which became effective October 17, 2019 and will permit new classes of cannabis on December 16, 2019, we will offer cannabis-only vape products in Canada. The vape market is a niche market that remains subject to a great deal of uncertainty and is still evolving. Recent negative public sentiment and regulatory scrutiny of vaporizing in the U.S. may cause Health Canada to further limit usage and diminish Canadian consumer demand for our cannabis vape products.

Cannabis vape products in Canada are regulated under the Cannabis Act and Cannabis Regulations. Although this legislation sets clear rules and standards for the manufacture, composition, packaging, and marketing of cannabis vape products, these rules and standards predate the spate of vaping-related health issues that have recently arisen in the U.S. These issues and accompanying negative public sentiment may prompt Health Canada or individual provinces/territories may decide to further limit or defer industry’s ability to sell cannabis vape products, and may also diminish consumer demand for such products. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in face of unexpected changes in market conditions.

Vaping, electronic cigarettes and related products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use and the medical community is still studying these products’ health effects. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on cannabis vaping products could have a material adverse effect on our business, results of operations and financial condition.

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

As previously noted, there are hundreds of applications being processed for licenses under the CR. Moreover, the Cannabis Act allows individuals to cultivate, propagate, harvest and distribute up to four cannabis plants per household, provided that each plant meets certain requirements. If we are unable to effectively compete with other suppliers to the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our success in the adult-use business may be limited and may not fulfill the expectations of management.

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

We began operating in 2014 and have yet to generate a profit. We generated net losses of $35.7 million and $101.0 million for the three and nine months ended September 30, 2019, respectively, compared to $18.7 million and $36.7 million, respectively in 2018. Our accumulated deficit was $209.2 million and $108.2 million as of September 30, 2019 and December 31, 2018, respectively. We intend to continue to expend significant funds to increase our growing capacity, complete strategic mergers and acquisitions, invest in research and development, expand our marketing and sales operations to increase our base of registered patients and meet the increased compliance requirements associated with our transition to and operation as a public company. As we continue to grow, we expect the aggregate amount of these expenses will also continue to grow.

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

We currently conduct operations in multiple countries and plan to expand these operations. As a result of our operations, we are exposed to various levels of political, economic, legal and other risks and uncertainties associated with operating in or exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of cannabis and cannabis-based products, political instability, instability at the United Nations level, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and the cannabis business more generally.

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

We currently have, and may expand or reduce the scope of, and may in the future enter into, strategic alliances with third parties that we believe will complement or augment our existing business. Examples of such strategic alliances include our agreement with Sandoz, joint venture with AB InBev and partnership with ABG. Our ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. We may become dependent on our strategic partners and actions by such partners could harm our business. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all.

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

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or if this significant customer were to terminate its relationship with us or reduce its purchases, our revenue could decline significantly.

Three customers accounted 20%, 14%, and 10% of our revenue, respectively, for the three months ended September 30, 2019. Two customers accounted for 12% and 11% of our revenue, respectively, for the nine months ended September 30, 2019. One customer accounted for 28% and 29% of the Company’s revenue for the three and nine months ended September 30, 2018, respectively. We believe that our operating results for the foreseeable future will continue to depend on sales from a small number of customers. These customers have no purchase commitments and may cancel, change or delay its purchases with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of these customers or any other significant customer. In the future, these customers may decide to purchase less product from us than it has in the past, may alter its purchasing patterns at any time with limited notice, or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

Increased labor costs, potential organization of our workforce, employee strikes and other labor-related disruption may adversely affect our operations.

As of September 30, 2019, none of our workforce was represented by collective bargaining agreements. We cannot assure you that our labor costs going forward will remain competitive because in the future our workforce may organize and labor agreements may be put in place that have significantly higher labor rates and company obligations; at the same time, our competitors may maintain significantly lower labor costs, thereby reducing or eliminating our comparative advantages vis-à-vis one or more of our competitors or the larger industry; additionally, our labor costs may increase in connection with our growth.

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

Fluctuations in cannabinoid prices relative to contracted prices with third party suppliers could negatively impact our earnings.

A portion of our results of operations and financial condition, as well as the selling prices for our products, are dependent upon cannabinoid supply contracts. As part of our normal course operations, we periodically enter into large and medium-to-long-term supply contracts with third-party growers. Production and pricing of cannabinoids are determined by constantly changing market forces of supply and demand over which we have limited or no control. The market for cannabis biomass is particularly volatile compared to other commoditized markets due to the relatively nascent maturity of the industry in which we operate.  Furthermore, the lack of centralized data and large variations in product quality make it difficult to establish a “spot price” for cannabinoids, and develop an effective price hedging strategy. Accordingly, supply contracts with any term may prove to be costly in the future to the extent cannabinoid prices decrease dramatically or at a faster rate than anticipated. Furthermore, supply contracts typically include minimum purchase requirements which could force us to buy significant quantities of product at non-competitive prices in a rapidly changing market.

If we are unable to price our products competitively as a result of committed supply contracts that do not reflect current or future market prices, then our profitability, financial condition and results of operations could be materially and adversely affected.

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

Prior to our IPO, we operated as a private company. As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules implemented by the SEC and the Nasdaq Global Select Market, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and establish and maintain effective disclosure and financial controls and corporate governance practices. We expect these costs, difficulties and demands to increase after we are no longer an “emerging growth company” starting with the fiscal year beginning January 1, 2020. Our management and other personnel have limited experience operating a public company, which may result in operational inefficiencies or errors, or a failure to improve or maintain effective ICFR and DCP necessary to ensure timely and accurate reporting of operational and financial results. Our existing management team will need to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our ICFR, which, after we are no longer an emerging growth company, must be accompanied by an attestation report on ICFR issued by our independent registered public accounting firm. We will cease to be an “emerging growth company” at the end of 2019, as we will be deemed to be a “large accelerated filer” as defined in the Exchange Act. To achieve compliance with Section 404 within the prescribed period, we will document and evaluate our ICFR, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our ICFR, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for ICFR. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our ICFR is effective as required by Section 404. This could result one or more material weaknesses in our ICFR, which could cause an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements (the “financial statements”).

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

We have taken advantage of some, but not all, of the available exemptions described above. We will cease to be an “emerging growth company” at the end of 2019, as we will be deemed to be a “large accelerated filer” as defined in the Exchange Act. During such time that we remain an “emerging growth company,” we cannot predict whether investors will find our securities less attractive if we rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

Conflicts of interest may arise between us and our directors and officers as a result of other business activities undertaken by such individuals, including continuing involvement by these individuals in Privateer Holdings.

We may be subject to various potential conflicts of interest because some of our directors and executive officers may be engaged in a range of business activities. In addition, our directors and executive officers are permitted under their applicable agreements with us to devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us and subject to any contractual restrictions restricting such activities. These business interests could require the investment of significant time and attention by our executive officers and directors. In some cases, our executive officers and directors, including our Chief Executive Officer and President, Brendan Kennedy and board member, Michael Auerbach, may have fiduciary obligations associated with business interests that interfere with their ability to devote time to our business and affairs, such as business obligations related to the employment or involvement of these persons with Privateer Holdings, which could adversely affect our operations. Please refer to “Part I, Item 1. Note 17 – Related-Party Transactions” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

On September 9, 2019, we signed an Agreement and Plan of Merger and Reorganization with Privateer Holdings to affect the downstream merger of Privateer Holdings, with and into a wholly-owned subsidiary of Tilray (the “Downstream Merger”). As a result of the potential conflict associated with the Downstream Merger, Tilray’s special committee of independent directors evaluated the Downstream Merger and represent the interests of Tilray. Despite these efforts, there is no guarantee that all potential conflicts of interest are adequately resolved or new potential conflicts of interest will not arise.

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

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, limitation of the tax deduction for interest expense (with certain exceptions), limitation of the deduction for net operating losses arising after 2017 to 80% of current year taxable income and elimination of carryback of such net operating losses, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits, deemed repatriation of certain intangible related income and a transition to a new quasi-territorial system of taxation. Notwithstanding the reduction in the corporate income tax rate, our business and financial condition could be adversely affected in future periods by the overall impact of the Tax Act. In addition, the Tax Act could be amended or subject to technical correction, possibly with retroactive effect, which could change the financial impacts that were recorded at September 30, 2019, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the Financial Accounting Standards Board and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect. Any such changes or potential additional impacts could adversely affect our business and financial condition. We will continue to examine and assess the impact this tax reform legislation may have on our business.

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

On September 10, 2019, we announced the signing of a definitive agreement to effect the Downstream Merger, and on October 11, 2019, we filed registration statement with the SEC to register shares of Tilray Class 2 common stock for issuance in connection with the Downstream Merger. There can be no assurance that the Downstream Merger will occur. Consummation of the Downstream Merger is subject to certain conditions, including an effective registration statement, and there can be no assurance that these conditions will be satisfied in a timely manner or at all. The Downstream Merger Agreement also contains termination rights for both us and Privateer Holdings. In addition, if the Downstream Merger is not completed, and a suitable alternative is not available to us on terms mutually acceptable, the share price of Tilray’s Class 2 common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the Downstream Merger will be completed. Also, we will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Downstream Merger for which we will have received little or no benefit if the Downstream Merger is not completed. Many of the fees will be payable by us even if the Downstream Merger is not completed and may relate to activities that we would have not undertaken other than to complete the Downstream Merger. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Downstream Merger, including any adverse changes in our relationships with our employees, shareholders, customers and payors, could continue or accelerate in the event of a failed transaction.

The Downstream Merger is subject to approval of the merger agreement by our stockholders and Privateer Holding’s stockholders. Failure to obtain these approvals would prevent the closing of the Downstream Merger.

Before the Downstream Merger can be completed, the stockholders of each of Tilray and Privateer Holdings must approve the merger agreement. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Downstream Merger. Any delay in completing the Downstream Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Downstream Merger.

The Downstream Merger may be completed even though certain events occur prior to the closing that materially and adversely affect Privateer Holdings.

The merger agreement provides that we may refuse to complete the Downstream Merger if there is any effect, change, event, circumstance, or development that is or would reasonably be expected to be materially adverse to the business, assets, or liabilities of Privateer Holdings and its subsidiaries, taken as a whole (including any effect, change, event, circumstance or development that is or would reasonably be expected to be materially adverse to the business, assets, or liabilities of Privateer Holdings or its subsidiaries taken as a whole but excluding the ownership of our capital stock).

If changes occur that are adverse to us or Privateer Holdings, and we still complete the Downstream Merger, the market price of the combined organization’s common stock may suffer. This in turn may reduce the benefits of the Downstream Merger to our stockholders.

Some of our officers and directors have interests in the Downstream Merger that are different from our stockholders and that may influence them to support or approve the Downstream Merger without regard to the interests of our stockholders.

Certain our officers and directors participate in arrangements that provide them with interests in the Downstream Merger that are different from the interests of our stockholders, including, among others, the continued service as an officer and/or director of the combined organization, continued indemnification, the potential ability to sell an increased number of shares of common stock of the combined organization in accordance with Rule 144 under the Securities Act, and the opportunity to sell a portion of his or her shares of our common stock received in the Downstream Merger after the closing of the Downstream Merger. For example, Mr. Kennedy, an executive officer and member of our board of directors, is also the Executive Chairman, member of the board of directors of Privateer Holdings and largest stockholder of Privateer Holdings, although Mr. Kennedy does not have voting or investment power with respect to the shares of our common stock held by Privateer Holdings. In addition, Mr. Auerbach, a member of our board of directors, is also a member of the board of directors of Privateer Holdings and a stockholder of Privateer Holdings, although Mr. Auerbach does not have voting or investment power with respect to the shares of our common stock held by Privateer Holdings. Each of Mr. Kennedy and Mr. Auerbach will receive shares of our common stock in the Downstream Merger.

These interests, among others, may influence our executive officers and directors to support or approve the Downstream Merger.

Certain provisions of the merger agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the merger agreement.

Prior to obtaining stockholder approval for the transactions contemplated by the merger agreement, we may terminate the merger agreement in order to accept an unsolicited bona fide written acquisition proposal that is on terms and conditions that our board of directors, as applicable, determines to be in good faith, based on such matters that it deems relevant (including the likelihood of consummation thereof), as well as any written offer by Privateer Holdings to amend the terms of the merger agreement, and following consultation with its outside legal counsel and outside financial advisors, if any, are deemed more favorable, from a financial point of view, to our stockholders than the terms of the transactions contemplated by the merger agreement, which we refer to as a superior offer. In connection with a superior offer, our board of directors may also modify or withdraw its recommendation that our stockholders vote to approve the transactions contemplated by the merger agreement.

Prior to obtaining stockholder approval for the transactions contemplated by the merger agreement, in connection with certain material developments or events, our board of directors may modify or withdraw its recommendation that our stockholders vote to approve the transactions contemplated by the merger agreement if our board of directors determines in good faith, taking into account any written offer by Privateer Holdings to amend the terms of the merger agreement, after having consulted with its outside legal counsel, that, in light of the intervening event, a failure to modify or withdraw its recommendation could reasonably be expected to be inconsistent with the fiduciary duties of our board of directors to our stockholders under applicable law.

The merger agreement does not permit Privateer Holdings to terminate the merger agreement in order to accept an offer from a third party to acquire Privateer Holdings or in connection with an intervening event. However, Privateer Holdings may terminate the merger agreement if at any time prior to the approval of our stockholders is obtained, the recommendation of our board of directors is withdrawn or modified (or proposed to be withdrawn or modified) in a manner adverse to Privateer Holdings.

If the conditions to the Downstream Merger are not met, the Downstream Merger will not occur.

Even if the Downstream Merger is approved by the stockholders of Tilray and Privateer Holdings, specified conditions must be satisfied or waived to complete the Downstream Merger. We cannot provide assurances that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Downstream Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Downstream Merger.

The Downstream Merger will involve substantial costs.

We have incurred and expect to continue to incur substantial costs and expenses relating directly to the Downstream Merger, including fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. If the merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received.

Litigation relating to the Downstream Merger could require us to incur significant costs and suffer management distraction, and could delay or enjoin the Downstream Merger.

We have been subject to demands and may become subject to litigation related to the Downstream Merger, whether or not the Downstream Merger is consummated. Such actions may create uncertainty relating to the Downstream Merger, or delay or enjoin the Downstream Merger, and responding to such actions could divert management’s attention away from our business operations.

We are currently a “controlled company” within the meaning of the listing rules of the Nasdaq Global Select Stock Market and, as a result, qualify for exemptions from certain corporate governance requirements. As we currently rely on some of these exemptions, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Privateer Holdings currently owns a majority of the voting power of all outstanding shares of our capital stock. As a result, we are a “controlled company” within the meaning of the listing rules of the Nasdaq Global Select Market. However, Tilray will cease to be a “controlled company” following the closing of the Downstream Merger. Although we have executed a definitive agreement to effect the Downstream Merger, which would result in us losing “controlled company” status, there is no guarantee the Downstream Merger will close on a timely basis, if at all. Please see “Failure to consummate the Privateer Holdings Downstream Merger within the expected timeframe, or at all, could have a material adverse impact to our business, financial condition and results of operations.”

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

Privateer Holdings beneficially owns or controls an approximate 75% equity interest in us through ownership or control of 16,666,667 shares of our Class 1 common stock and 58,333,333 shares of our Class 2 common stock, representing approximately 90% of the voting power of our capital stock. In addition, because our Class 1 common stock, which is held entirely by Privateer Holdings, has 10 votes per share, Privateer Holdings will continue to own a majority of the voting power of all outstanding shares of our capital stock and control all matters submitted to our stockholders for approval as long as it holds at least approximately 10.01% of all outstanding shares of our capital stock.

As a result of provisions in our amended and restated certificate of incorporation and the terms of agreements we have entered, our relationship with Privateer Holdings, as our majority stockholder, does not impose any contractual duty on Privateer Holdings or its affiliates to act in our best interests and, other than as set out in the agreements entered into between us and Privateer Holdings or its affiliates, Privateer Holdings is not prohibited from engaging in other business activities that may compete with us. In certain instances, the interests of Privateer Holdings may differ from our interests and the interests of our other stockholders, including with respect to future acquisitions or strategic decisions. It is possible that conflicts of interest may arise between Privateer Holdings and us and that such conflicts may not be resolved in a manner that is in our best interests or the best interests of our other stockholders. Additionally, Privateer Holdings and its affiliates will have access to our material confidential information.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or distributions by Privateer Holdings or other stockholders, or the market perception that the holders of a large number of shares of our Class 2 common stock, or shares of our Class 1 common stock which are convertible into Class 2 common stock on a one-for-one basis, intend to sell our Class 2 common stock, could significantly reduce the market price of our Class 2 common stock. We cannot predict the effect, if any, that future public sales of these securities or the availability of these securities for sale will have on the market price of our Class 2 common stock. If the market price of our Class 2 common stock were to drop as a result, this might impede our ability to raise additional capital and might cause our remaining stockholders to lose all or part of their investment. However, Tilray and Privateer Holdings have entered a lock-up agreement, which provides that if the Downstream Merger is terminated by either Tilray or Privateer because Privateer has not obtained the requisite written consent from Privateer’s stockholders within 15 business days of the registration statement filed in connection with the Downstream Merger becoming effective and the written consent is also not obtained before the termination date, then Privateer shall not transfer its Tilray common stock for 135 days from the termination date. In addition, pursuant to the Downstream Merger, Privateer Holdings stockholders who will receive shares of our common stock in the Downstream Merger have agreed to an extended lock-up, but there is no guarantee the Downstream Merger will close on a timely basis, if at all. Please see “Failure to consummate the Privateer Holdings Downstream Merger within the expected timeframe, or at all, could have a material adverse impact to our business, financial condition and results of operations.”

Risks Related to Ownership of Our Securities

Holders of Class 2 common stock have limited voting rights as compared to holders of Class 1 common stock. We cannot predict the impact that our capital structure and concentrated control by Privateer Holdings may have on the market price of our Class 2 common stock.

Privateer Holdings beneficially owns or controls 16,666,667 shares of our Class 1 common stock and 58,333,333 shares of our Class 2 common stock, representing 90% of the voting power of our capital stock. Class 1 common stock, held entirely by Privateer Holdings, has 10 votes per share, resulting in Privateer Holdings control of a majority of the voting power of all outstanding shares of our capital stock and control of all matters that may be submitted to our stockholders for approval as long as it holds at least approximately 10.01% of all outstanding shares of our capital stock. Following the Downstream Merger, if consummated, Brendan Kennedy (our Chief Executive Officer and President as well as one of our directors), Michael Blue and Christian Groh will continue to collectively hold the majority of the voting power of our capital stock. This concentrated control reduces other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders other than Privateer Holdings, or Messrs. Kennedy, Blue and Groh after the Downstream Merger, if consummated, do not view as beneficial. Further, the concentration of the ownership of our Class 1 common stock may prevent or delay the consummation of change of control transactions that stockholders other than Privateer Holdings, or Messrs. Kennedy, Blue and Groh after the Downstream Merger, if consummated, may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Future issuances of Class 1 common stock with Privateer Holdings may also be dilutive to the holders of Class 2 common stock. As a result, the market price of our Class 2 common stock could be adversely affected.

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

The market price for our Class 2 common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the nine months ended September 30, 2019, the trading price of our Class 2 common stock has fluctuated between a low sales price of $24.32 and a high sales price of $106.00 per share, demonstrating an unusual degree of volatility even relative to other cannabis companies during the same time period. The market price of our Class 2 common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets; and (ix) the impact of the Downstream Merger, or failure to consummate the Downstream Merger.

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

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Our restated certificate of incorporation also provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to this choice of forum provision. It is possible that a court of law could rule that the choice of forum provision contained in our restated certificate of incorporation is inapplicable or unenforceable if it is challenged in a proceeding or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On July 12, 2019, the Company issued 79,289 shares of Class 2 Common Stock in connection with the acquisition of Smith & Sinclair Ltd., which crafts edible candies, cocktails and fragrances in the United Kingdom and enables the Company to develop CBD-infused edibles for distribution in Canada, the United States and Europe.

On September 13, 2019, the Company issued 128,670 shares of Class 2 Common Stock in exchange for a minority investment in a Canadian cannabis retailer that provides for collaboration between the two companies in the sale and distribution of the Company’s High Park portfolio of branded cannabis products.

On September 19, 2019, the Company issued 63,747 shares of Class 2 Common Stock as a portion of the purchase consideration for a 50% equity interest in a cannabis edibles manufacturer, pursuant to which the Company and such manufacturer will develop and manufacture cannabis products for phase two of adult-use legalization in Canada.

On September 20, 2019, the Company issued 161,632 shares of Class 2 Common Stock in exchange for a convertible note issued by a specialized equipment company.

Each issuance of common stock described above was exempt from registration under Section 4(2) of the Securities Act 1933 in transactions by an issuer not involving a public offering.

On August 28, 2019, the Company issued 899,306 shares of Class 2 Common Stock to FHF Holdings Ltd. as a portion of the purchase price consideration in connection with the previously disclosed acquisition of Manitoba Harvest. These securities were issued as exempt securities under Section 3(a)(10) of the Securities Act of 1933.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1*	Arrangement Agreement among Tilray, Inc. and High Park Gardens Inc. and Natura Naturals Holdings Inc. dated January 21, 2019.	8-K	001-38594	2.1	1/25/2019

2.2*	Arrangement Agreement among 1197879 B.C. LTD. and FHF Holdings LTD. and Tilray, Inc. and others dated February 19, 2019.	8-K	001-38594	2.1	2/25/2019

2.3*	Amending Agreement by and among Tilray, Inc. 1197879 B.C. Ltd., FHF Holdings Ltd. and Compass Group Diversified Holdings, LLC dated February 27, 2019.	8-K	001-38594	2.3	3/4/2019

2.4*	Agreement and Plan of Merger and Reorganization, among Tilray, Inc., Down River Merger Sub, LLC, Privateer Holdings, Inc. and Michael Blue as the Stockholder Representative, dated September 9, 2019.	8-K	001-38594	2.1	9/10/2019

2.5	Form of Support Agreement by and between Tilray, Privateer and each of the parties named in each agreement therein.	8-K	001-38594	2.2	9/10/2019

2.6	Form of Stockholder Lock-Up Agreement.	8-K	001-38594	2.3	9/10/2019

2.7	Lock-Up Agreement by Privateer, dated September 9, 2019.	8-K	001-38594	2.4	9/10/2019

3.1	Certificate of Incorporation, as currently in effect.	8-K	001-38594	3.1	7/24/2018

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-225741	3.4	7/9/2018

4.1	Indenture, dated October 10, 2018, between Tilray, Inc. and GLAS Trust Company LLC.	8-K	001-38594	4.1	10/10/2018

4.2	Form of 5.00% Convertible Senior Note due 2023 (included in Exhibit 4.1).	8-K	001-38594	4.2	10/10/2018

10.1	Sales Agreement, by and between Tilray, Inc. and Cowen and Company, LLC, dated September 10, 2019.	8-K	001-38594	1.1	9/10/2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulations S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.
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

Tilray, Inc.

Date: November 13, 2019	By:	/s/ Brendan Kennedy
Brendan Kennedy
President and Chief Executive Officer

Date: November 13, 2019	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer and Treasurer