Form 10-K/A
period 2019-12-31
Tilray, Inc.
filed 2020-04-29
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 28, 2020 there were 16,666,665 shares of the Registrant’s Class 1 Common Stock, par value of $0.0001 per share, and 108,019,525 shares of the Registrant’s Class 2 Common Stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Tilray, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 (the “Initial Filing”), solely for the purposes of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes the Company’s Initial Filing by including information required by Part III (Items 10, 11, 12, 13 and 14) because our definitive proxy statement will not be filed within 120 days after December 31, 2019, the end of the fiscal year covered by our Annual Report on Form 10-K.

In addition, in connection with the filing of this Amendment, the Company is including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV of the Initial Filing has also been amended to reflect the filing of the new certifications. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Tilray’s Board of Directors is divided into three classes.  Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term.  Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors.  A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

The Board presently has five members.  There are two directors in the class whose term of office expires in 2020.  If elected at the Annual Meeting, each of these nominees would serve until the 2023 annual meeting and until her successor has been duly elected and qualified, or, if sooner, until the director’s death, resignation or removal.  It is the Company’s policy to invite directors and nominees for director to attend the Annual Meeting.  All of our board members attended our 2019 Annual Meeting of stockholders.

The following table sets forth information as of March 30, 2020 with respect to our directors:

Name	Age	Director Since	Position(s)
Class II Directors—Nominees for Election at the 2020 Annual Meeting
Maryscott Greenwood	54	May 2018	Director
Christine St.Clare	69	June 2018	Director
Class III Directors—Continuing in Office until the 2021 Annual Meeting
Brendan Kennedy	47	January 2018	President, Chief Executive Officer and Director
Class I Directors—Continuing in Office until the 2022 Annual Meeting
Michael Auerbach	44	February 2018	Director
Rebekah Dopp	43	May 2018	Director

Each of the nominees listed below is currently a director of the Company who was previously elected by the then current members of the Board to fill a vacant seat.

Nominees for Election for a Three-Year Term Expiring at the 2023 Annual Meeting

Maryscott “Scotty” Greenwood has served as a member of our Board since May 2018. Ms. Greenwood is currently the Partner and Managing Director of Crestview Strategy US LLC, serving in such role since June 2019.  She has served as the Chief Executive Officer of the Canadian American Business Council since 2016, where she previously served as Executive Director from 2001 to 2016. She previously served as a principal at Dentons from July 2015 to May 2019 and as the Senior Managing Director at McKenna, Long & Aldridge LLP from April 2001 to June 2015. Ms. Greenwood holds a BA in Political Science from the University of Vermont.

The Nominating and Corporate Governance Committee believes Ms. Greenwood is qualified to serve on our Board due to her background in government and policy and her extensive regulatory knowledge.

Christine St.Clare has served as a member of our Board since June 2018. Ms. St.Clare is President of St.Clare Advisors, LLC, a company she founded in January 2012.  In 2010, Ms. St.Clare completed a 35-year career with KPMG, during which time she served in various capacities, including as Audit Partner from 1986 until 2005; as Advisory Partner in Internal Audit, Risk and Compliance from 2005 until 2010; and as a member of KPMG’s board of directors for four years, chairing the Audit and Finance Committee. From February 2013 to December 2019, Ms.

St.Clare served on the board of directors of Fibrocell Science, Inc. and chaired its Audit Committee until its sale to a strategic buyer.  Ms. St.Clare has served on the board of directors of AquaBounty Technologies, Inc. and as Chairperson of its Audit Committee since May 2014.  From February 2013 through December 2016, Ms. St.Clare served on the board of directors and as Audit Committee Chairperson for Polymer Group, Inc (aka Avintiv), a global manufacturing company.  Ms. St.Clare holds a BS in Accounting from California State University, Long Beach, and attended Executive Education courses at The Wharton School of the University of Pennsylvania.  In March 2019, Ms. St.Clare was named to The National Association of Corporate Directors (NACD) 2019 NACD Directorship 100, which is a list of the most influential leaders in the boardroom and corporate governance community.

The Nominating and Corporate Governance Committee believes Ms. St.Clare is qualified to serve on our Board due to her extensive accounting, business and finance knowledge and experience.

Director Continuing in Office Until the 2021 Annual Meeting

Brendan Kennedy has served as our President and Chief Executive Officer and member of our Board since January 2018.  Mr. Kennedy has also served as a member of the board of directors and Chief Executive Officer of Tilray Canada, Ltd., our Canadian subsidiary, since 2016. Mr. Kennedy served as the Executive Chairman and member of the board of directors of Privateer Holdings, Inc., a private investment firm focused exclusively on the cannabis industry, beginning October 2011 until December 2019. Privateer Holdings was our controlling stockholder until the Downstream Merger (as defined below). Mr. Kennedy also served as Chief Executive Officer of Privateer Holdings from its founding until June 2018. Prior to founding Privateer Holdings, Mr. Kennedy served as the Chief Operating Officer of Silicon Valley Bank Analytics from 2010 to 2011 and Managing Director from 2006 to 2010. Mr. Kennedy holds a BA from the University of California, Berkeley, an MS in Engineering from the University of Washington and an MBA from the Yale School of Management.

The Nominating and Corporate Governance Committee believes Mr. Kennedy is qualified to serve on our Board due to his role as a founder.

Directors Continuing in Office Until the 2022 Annual Meeting

Michael Auerbach has served as a member of our Board since February 2018. He served on the board of directors of Privateer Holdings from January 2014 to December 2019. He is the Founder of Subversive Capital, Chairman of Subversive Capital Acquisition Corp., Chairman of Subversive Capital REIT, LP and General Partner of Subversive Capital’s venture platform and Opportunity Fund. Mr. Auerbach is an entrepreneur, investor, business consultant, and private diplomat. He is a Senior Vice President at Albright Stonebridge Group (“ASG”), the global consulting firm of former secretary of state Madeleine Albright, where he has worked since 2012. Before joining ASG, Mr. Auerbach created Social Risks, which provided investors with assessments of companies' social impact. Social Risks was bought out by global consulting giant Control Risks, where Mr. Auerbach served as a Vice President for five years. Michael began his career founding Panopticon Inc, a VC incubator concentrating on internet and mobile technology. He has an MA in International Relations from Columbia University and a BA in Critical Theory from the New School.

The Nominating and Corporate Governance Committee believes Mr. Auerbach is qualified to serve on our Board due to his extensive knowledge of our company and industry.

Rebekah Dopp has served as a member of our Board since May 2018. Ms. Dopp currently works at Google, where she is the founder of Exponent – the company’s gender equality incubator; she joined Google in 2016 as Head of Local TV Partnerships and was the architect of the local TV engagement strategy for YouTube TV. She previously served as Senior Vice President, Advanced Digital Services for CBS Corporation from 2014 to 2016 and in several leadership positions at HBO from 2001 to 2014. She is a CEO coach, keynote speaker and has led global product, engineering, strategy, and distribution teams. She served as a senior leader on the launch teams for HBO GO, CBS All Access, and YouTube TV.  Ms. Dopp holds a BA in Business Administration with a concentration in finance from The College of William and Mary and participated in Directors’ College at Stanford Law School and the TV Executive Leadership Program at Harvard Business School.

The Nominating and Corporate Governance Committee believes Ms. Dopp is qualified to serve on our Board due to her extensive corporate leadership experience and deep expertise in strategic partnerships and transactions.

Information Regarding The Board Of Directors And Corporate Governance

Independence of The Board of Directors

On December 12, 2019, Privateer Holdings, Inc., our former controlling stockholder, merged with and into a wholly owned subsidiary of Tilray, Inc., and ceased to exist. This transaction is referred to in this proxy statement as the “Downstream Merger.” Accordingly, we are no longer a “controlled company” within the meaning of the listing rules of the Nasdaq Global Select Market. As a result, we are now required to have a majority of independent directors on the Board. Our Board has made a determination that each of Ms. Dopp, Ms. Greenwood and Ms. St.Clare is independent under the listing rules of the Nasdaq Global Select Market.  In determining that Ms. Greenwood was independent, our Board considered her current employment at Crestview Strategy USA LLC, a Delaware limited liability company (“Crestview US”), and Tilray’s previous engagement with Crestview Strategy Inc., an Ontario corporation and an indirect majority owner of Crestview US (“Crestview Canada”). Crestview Canada provided lobbying and advisory services to Tilray from November 2014 to March 2020.  Our Board has also determined that Mr. Kennedy, due to his employment as our President and Chief Executive Officer and his prior affiliation with Privateer Holdings, Inc., and Mr. Auerbach, due to his prior consulting relationship with the Company and his prior affiliation with Privateer Holdings, Inc., are not independent under the listing rules of the Nasdaq Global Select Market.

Board Leadership Structure

Our Board is currently chaired by our President and Chief Executive Officer, Mr. Kennedy.

The Company believes that combining the positions of Chief Executive Officer and Board Chair helps to ensure that the Board and management act with a common purpose. In the Company’s view, separating the positions of Chief Executive Officer and Board Chair has the potential to give rise to divided leadership, which could interfere with good decision-making or weaken the Company’s ability to develop and implement strategy. Instead, the Company believes that combining the positions of Chief Executive Officer and Board Chair provides a single, clear chain of command to execute the Company’s strategic initiatives and business plans. In addition, the Company believes that a combined Chief Executive Officer/Board Chair is better positioned to act as a bridge between management and the Board, facilitating the regular flow of information. The Company also believes that it is advantageous to have a Board Chair with an extensive history with and knowledge of the Company (as is the case with the Company’s Chief Executive Officer) as compared to a relatively less informed independent Board Chair.

Role of the Board in Risk Oversight

One of the Board’s key functions is informed oversight of the Company’s risk management process.  The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company.  Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.  The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function.  Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct.  Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Meetings of The Board of Directors

The Board met nine times during 2019.  Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which she or he served or held during the portion of 2019 for which she or he was a director or committee member.

Information Regarding Committees of the Board of Directors

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.  The following table provides membership as of December 31, 2019 and meeting information for 2019 for each of the Board committees.

Name	Audit	Compensation	Nominating and Corporate Governance
Michael Auerbach (1)
Rebekah Dopp (2)	X	X	X
Maryscott Greenwood (3)	X	X	X
Christine St.Clare (4)	X	X	X
Brendan Kennedy
Total meetings in 2019	9	7	6

(1)

Mr. Auerbach served as a member of the Compensation Committee and Nominating and Corporate Governance Committee through December 12, 2019.  Mr. Auerbach also served as Chairperson of the Compensation Committee and Nominating and Corporate Governance Committee through August 2019.

(2)	Ms. Dopp has served as Chairperson of the Compensation Committee since August 2019.
(3)	Ms. Greenwood has served as Chairperson of the Nominating and Corporate Governance Committee since August 2019.
(4)	Ms. St.Clare serves as Chairperson of the Audit Committee. Ms. St.Clare has served as a member of the Compensation Committee since December 12, 2019.

Below is a description of each standing committee of the Board.

Audit Committee

Our Audit Committee currently consists of Ms. Dopp, Ms. Greenwood and Ms. St.Clare. Our Board has determined each member of our Audit Committee to be independent under the listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our Audit Committee is Ms. St.Clare. Our Board has determined that Ms. St.Clare is an “Audit Committee financial expert” within the meaning of SEC regulations. Our Board has also determined that each member of our Audit Committee has the requisite financial expertise required under the applicable requirements of Nasdaq. In arriving at this determination, the Board has examined each Audit Committee member’s scope of experience and the nature of their current and prior employment. The Audit Committee met nine times during 2019. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at https://ir.tilray.com/.

The primary purpose of the Audit Committee is to discharge the responsibilities of our Board with respect to our accounting, financial and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our Audit Committee include:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•	helping to ensure the independence and performance of the independent registered public accounting firm;
•

discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing our policies on financial risk assessment and risk management;
•	reviewing related-party transactions;
•

obtaining and reviewing a report by the independent registered public accounting firm, at least annually, that describes their internal quality-control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and

•	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

Our Compensation Committee currently consists of Ms. Dopp, Ms. Greenwood and Ms. St.Clare. Our Board has determined each of Ms. Dopp, Ms. Greenwood and Ms. St.Clare meets the independence requirements under the Nasdaq listing rules. The chairperson of our Compensation Committee is Ms. Dopp. The Compensation Committee met seven times during 2019.  The Board has adopted a written Compensation Committee charter that is available to stockholders on the Company’s website at https://ir.tilray.com/.

The primary purpose of our Compensation Committee is to discharge the responsibilities of our Board to oversee our compensation policies, plans and programs and to review and determine the level of compensation to be paid to our executive officers and other senior management, as appropriate. Specific responsibilities of our Compensation Committee include:

•	reviewing and approving, or recommending to our Board for approval the compensation of our executive officers;
•	reviewing and approving, or recommending to our Board for approval the terms of compensatory arrangements with our executive officers;
•	administering our stock and equity incentive plans;
•	selecting compensation advisors and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;
•

reviewing and approving, or recommending to our Board for approval of the incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

•	reviewing and establishing general policies relating to compensation and benefits of our employees; and
•	reviewing our overall compensation philosophy.

Compensation Committee Process and Procedures

•

Typically, the Compensation Committee meets at least semiannually and with greater frequency if necessary and appropriate. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with management.

•

From time to time, various members of management and other employees as well as external advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings.

•

The Chief Executive Officer may not participate in-camera, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives.

•	The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company.
•

In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation advisors and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties.

•

The Compensation Committee has direct responsibility for the oversight of the work of external advisors engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, external compensation advisors to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

•

Under the charter, the Compensation Committee may select, or receive advice from, an external compensation advisor, legal counsel or other advisor to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Ms. Dopp, Ms. St.Clare and Ms. Greenwood. The chairperson of our Nominating and Corporate Governance Committee is Ms. Greenwood.  The Board has determined that each of the members of the Nominating and Corporate Governance Committee meets the independence requirements under the Nasdaq listing rules. The Nominating and Corporate Governance Committee met six times during 2019.  The Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders on the Company’s website at https://ir.tilray.com/.

Specific responsibilities of our Nominating and Corporate Governance Committee include:

•	reviewing and recommending to our Board for approval the compensation of our directors;
•	reviewing periodically and evaluating director performance on our Board and its applicable committees and recommending to our Board and management areas for improvement;
•	interviewing, evaluating, nominating and recommending individuals for membership on our Board;
•	reviewing developments in corporate governance practices;
•	overseeing and reviewing our processes and procedures to provide information to our Board and its committees;
•	reviewing and recommending to our Board any amendments to our corporate governance policies; and
•	reviewing and assessing, at least annually, the performance of the Nominating and Corporate Governance Committee and the adequacy of its charter.

The Board believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Board retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate, given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee, if it deems appropriate, will use a professional search firm to compile a list of potential candidates.  The Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable

SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 1100 Maughan Road, Nanaimo, BC, Canada, V9X IJ2. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of the Company’s stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Stockholder Communications With The Board Of Directors

Historically, the Company has not provided a formal process related to stockholder communications with the Board.  Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner.  The Company believes its responsiveness to stockholder communications to the Board has been excellent.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our website at https://ir.tilray.com/. Information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only. We intend to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines to assure that the Board has the necessary authority and practices in place to review and evaluate the Company’s business operations as needed and to make decisions that are independent of the Company’s management.  The guidelines are also intended to align the interests of directors and management with those of the Company’s stockholders.  The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation.  The Corporate Governance Guidelines, as well as the charters for each standing committee of the Board, may be viewed at https://ir.tilray.com/.

Hedging Policy

Under the Company's Insider Trading and Trading Window Policy, directors, officers and other members of management of the Company are prohibited from engaging in short-term or speculative transactions in Company securities including the common stock. Such transactions may include buying and selling options (puts or calls) of Company securities on an exchange or in any other organized market, holding Company securities in a margin account, or pledging the Company securities. The Company maintains this policy because hedging transactions, which might be considered short-term bets on the movements of the common stock, could create the appearance that the person is trading on inside information. In addition, transactions in options may also focus the person's attention on short-term performance at the expense of our long-term objectives.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of March 30, 2020. Biographical information with regard to Mr. Kennedy is presented under “Proposal No. 1—Election of Directors” in this Proxy Statement.

Name	Age	Position
Michael Kruteck	58	Chief Financial Officer
Jon Levin	51	Chief Operating Officer
Edward Wood Pastorius, Jr.	52	Chief Revenue Officer
Andrew Pucher	37	Chief Corporate Development Officer
Kathryn Dickson	55	President, Manitoba Harvest USA, LLC

Michael Kruteck joined Tilray in January 2020 and has served as Tilray’s Chief Financial Officer since March 2020. From 2011 to 2020, Mr. Kruteck served as Chief Financial Officer for Pharmaca Integrative Pharmacy. Prior to 2011 Mr. Kruteck held several senior financial roles at Molson Coors Beverage Company. With over 30 years of experience, Mr. Kruteck possesses a broad finance background with specific experience in financial and operational transformations, supply chain, corporate finance, and financial planning and analysis. Mr. Kruteck received his MBA from the Garvin School of International Management (Thunderbird) and his B.A. from the University of Colorado at Boulder.

Jon Levin has served as our Chief Operating Officer since January 2020.  Previously, Mr. Levin was with Revlon from February 2018 to January 2020, where he most recently was General Manager, U.S. Mass Markets. Mr. Levin was also with Revlon in various capacities from January 2009 to April 2014.  From April 2014 to October 2017, Mr. Levin was the Executive Vice President, Sales, for Ferrara Candy Company. With 25 years of experience, Mr. Levin has general management knowledge in diverse industries including beauty and health, consumer packaged goods and sporting goods. Levin has a B.S. in Economics from Portland State University and a degree in Executive Management from Cornell University.

Edward Wood Pastorius, Jr. has served as our Chief Revenue Officer since March 2018 and served as the President, North America of our subsidiary, Tilray Canada Ltd., from November 2016 to February 2018.  From 2008 to 2016, Mr. Pastorius was President and CEO of mywedding.com. Prior to 2008, Mr. Pastorius was CEO at HEALTHeCAREERS Network. Mr. Pastorius holds a BA from Colorado State University and an MBA from the New York Institute of Technology.

Andrew Pucher has served as Tilray’s Chief Corporate Development Officer since March 2019. From July 2009 to February 2019 Mr. Pucher was with Goldman Sachs, where he most recently served as Managing Director and Head of Canadian Diversified Investment Banking, which included coverage of the Canadian cannabis industry. Previously, Mr. Pucher was a member of Goldman Sachs’ Global Healthcare Investment Banking Group in New York. Mr. Pucher attended Simon Fraser University and obtained a JD/MBA from York University.

Kathryn Dickson joined Tilray as President of Manitoba Harvest USA, LLC in December 2019.  Previously, Ms. Dickson was with Mattel where she served as SVP, Global Brand GM and President of American Girl, LLC from February 2016 to December 2018.  Prior to Mattel, from February 2015 to February 2016, Ms. Dickson worked for NewsCorp, where she served as EVP and Global Chief Marketing Officer for the company’s News America Marketing (NAM) division. Prior to NewsCorp, Ms. Dickson was with General Mills, where she held numerous senior marketing and brand management roles. Ms. Dickson has served as an independent member of the board of directors of Cooper Tire & Rubber Co. since October 2018, where she is a member of the Audit Committee. Ms. Dickson is a graduate of the United States Air Force Academy and has an MBA from the Anderson School of Management at UCLA.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Privateer Holdings, Inc. did not timely file a Form 4 following the closing of the Downstream Merger in December 2019.

Item 11. Executive Compensation.

Executive compensation

Compensation Discussion and Analysis

Overview

Our named executive officers, consisting of the President and Chief Executive Officer, the Chief Financial Officer and Treasurer and the next three most highly compensated executive officers throughout 2019, were:

•	Brendan Kennedy, President and Chief Executive Officer;
•	Mark Castaneda, Former Chief Financial Officer and Treasurer (through March 2020);
•	Edward Wood Pastorius, Jr., Chief Revenue Officer;
•	Andrew Pucher, Chief Corporate Development Officer; and
•	Kathryn Dickson, President, Manitoba Harvest USA, LLC

Our executive compensation program is designed to provide our named executive officers with meaningful incentives and rewards, while effectively balancing the short-term and long-term interests of our stockholders with our ability to attract and retain talented executives. The Compensation Committee of our Board has the primary responsibility for establishing our executive compensation philosophy and determining the specific components and levels of each named executive officers’ compensation. Our executive compensation program is based on four guiding principles. We have created a compensation program that combines short-term and long-term components, cash, equity, fixed and performance-based contingent payments, in the proportions that we believe achieve these four guiding principles:

•	enhance stockholder value by aligning the financial interests of our named executive officers with those of our stockholders;
•	enable us to attract, motivate and retain the people needed to define and lead our industry;
•	integrate compensation closely with the achievement of our business and performance objectives; and
•	reward the individual performance that contributes to our short-term and long-term success.

An important element of our compensation philosophy is to provide our named executive officers with compensation packages that are competitive with the compensation offered to the executives in comparable positions in cannabis, biotech/pharmaceuticals, and consumer-packaged goods companies of similar size operating in similar geographies in order to attract dynamic and innovative executives to lead our strategic initiatives. As such, the Compensation Committee utilizes and relies significantly on a competitive market analysis when determining the size, components and mix of our named executive officers’ compensation packages.

Historically, our named executive officers’ target annual compensation has consisted of three principal components: (a) base salary, (b) an annual performance Tilray Incentive Plan (TIP) and (c) long-term equity incentive compensation. The base salary component is primarily designed to provide a predictable level of financial stability. The TIP is designed to reward the achievement of the short-term goals, primarily related to revenue and strategic success. The base salary and TIP are referred to as the cash component of the compensation plan. The equity compensation component is primarily designed to incentivize and retain our executives and to reward the achievement of our long-term financial and strategic objectives. In addition, we provide tax equalization payments for certain U.S. citizen executives that work in Canada, as the tax burden on their compensation is higher than it would be if they worked in the U.S. alone.  The purpose of these tax equalization payments is to ensure that the expatriate assignment is tax neutral to the employee.

Establishing Market-Competitive Pay Levels

In December 2018, the Compensation Committee completed a review of the CEO, CFO and CRO compensation peer group and pay levels to reflect the Company’s transition from a private company to a public company in 2018.  The Compensation Committee engaged Radford (part of Aon) to compare broader industry pay practices for public U.S. life sciences companies with a market cap >$1 billion and a median revenue of $80 million.  The Company adjusted base salaries for this group to a level that approximated the 25th percentile of comparable companies for 2019, as the adjustments reflected a significant increase from their prior compensation packages, which were set at lower than market base salary and market levels of equity.

In July 2019, the Compensation Committee engaged Mercer (a Marsh and McLennan Company) to complete a more comprehensive review of the Company’s executive compensation peer group and pay levels for a broader pool of executive jobs. This review allowed the Compensation Committee to evaluate both the overall fairness and effectiveness of the Company’s approach to executive compensation and, the need to adjust the critical elements of the executive compensation package (i.e. base salary, short-term and long-term incentives).

Concurrent with this review, the Compensation Committee adopted a pay philosophy that references the median target total direct compensation of the peer group. This ensures Tilray provides a competitive executive pay package that aligns with earnings of other executive officers holding comparable positions within similar companies.

The review of the peer group appropriately balanced the following four relevant spectrums:

1.	Industry: Focus was given to companies in the cannabis industry as this best represents the main customer, labor and capital markets in which Tilray competes.
•	Broader biotechnology / pharmaceuticals companies were included because they are similar to Tilray’s medical cannabis business in many respects.
•

Companies in the consumer-packaged goods industry were also considered due to Tilray’s consumer-product based business model, and because they provide a balance to the high-growth cannabis / pharmaceutical companies.

2.	Size: Company size is a strong indicator of organizational complexity and drives scope of accountability.
•	Given the anticipated growth of the cannabis sector overall, market capitalization was the primary indicator of size. Total assets and revenue were used as secondary reference points.
3.	Operations: As Tilray is an established international operator in the cannabis industry, focus was given to companies that are based in North America and have international operations.
4.	Location: The regions or countries where Tilray competes for talent. Our approach proposes to benchmark executive compensation primarily to Canadian and U.S.-based companies.
•

Since Tilray is Canadian-based with Canadian and U.S.-sourced executives, the Canadian and U.S. markets are both relevant sources of data. Should other markets become relevant in the future, consideration will be given to including companies from these geographies in Tilray’s peer group.

The ultimate outcome of this peer group review was the creation of the following 16-company peer group in July 2019:

Cannabis Companies
Aphria, Inc.	Canopy Growth Corporation
Aurora Cannabis, Inc.	Cronos Group, Inc.
Biotechnology/Pharmaceutical Companies
ACADIA Pharmaceuticals, Inc.	GW Pharmaceuticals, Plc	MyoKardia, Inc.
FibroGen, Inc.	Moderna, Inc.	Reata Pharmaceuticals, Inc.
Consumer/Packaged Goods Companies
B&G Foods, Inc.	Lancaster Colony Corporation	The Simply Good Food Co.
J&J Snack Foods Corp	The Boston Beer Company, Inc.	Tootsie Roll Industries, Inc.

	Market Value (in millions) (1)	Assets (in millions)	Revenue (in millions) (2)
75th Percentile	$5,175	$1,980	$922
Median	$3,875	$947	$188
25th Percentile	$2,326	$715	$70
Tilray, Inc.	$4,527	$1,077	$190
Percentile Rank	67%	57%	50%

(1)	Market Value and Assets as of June 30, 2019.
(2)	Revenue is trailing twelve months as of June 30, 2019. Tilray’s revenue reflects 2019 internal projections as of June 30, 2019.

As the cannabis industry and our business evolves and matures, the Compensation Committee will continue to evaluate the appropriateness of each peer annually and make any necessary changes.

Elements of Compensation and 2019 Determinations

Our executive compensation program has historically consisted of three principal components: base salary, TIP (together with base salary, “total cash compensation”), and long-term equity incentive compensation. The long-term equity incentive compensation has consisted primarily of restricted stock units, and historically stock options, that each vest over time if the executive remains employed with the Company. In addition, we provide tax equalization payments for certain U.S. citizen executives that work in Canada, as the tax burden on their compensation is higher than it would be if they worked in the U.S. alone. We also provide our named executive officers with certain other benefits including severance and change-of-control benefits, the ability to participate in our 401(k) plan, and other employee benefit plans that are generally available to all other eligible employees.

Key Components of Our 2019 Compensation Plan

Compensation Element		Primary Purpose		Performance Period		Details
Cash Compensation
Base Salary	•	Reward for ongoing work performed, executive tenure and role	•	Ongoing	•	Provided in cash each pay period.
	•	Continuity
Annual Tilray Incentive Plan (TIP)	•	Reinforce and drive short-term priorities and business results	•	1 year	•	Target award based on a percentage of salary.
	•	Recognize and reward corporate and individual performance			•	TIP incentivizes and rewards the achievement of predetermined corporate short-term objectives that are aligned with our strategic plan as well as individual performance.
Equity Compensation
Long-term incentives (RSUs)	•	Reinforce and drive long-term stockholder value	•	3 year	•	The 2019 annual grants of RSUs were based on job level and percentage of salary, included 100% vesting on a cliff basis after 36 months.
Long-term incentives (RSUs)	•	Reinforce and drive long-term stockholder value	•	3 year	•

Initial grants of RSUs: The grant value is based on job level and percentage of salary with 33.34% of the shares vesting one year from the vesting commencement date and the remaining shares vesting in equal quarterly installments over the following 24 months.

Total Cash Compensation

Overview

The cash component of our executive compensation program has served a two-fold purpose. Base salaries are intended to provide financial stability, and predictability and security of compensation for our named executive officers for fulfilling their core job responsibilities, while the TIP has been intended to incentivize and reward the achievement of predetermined corporate short-term objectives that are aligned with our strategic plan as well as individual performance.

In addition, the TIP has been used to further motivate and reward our named executive officers for achieving revenue and strategic objectives and, thus, maximize stockholder value in accordance with the Company’s long-term strategic plans.

To determine the level of each component of an executive’s target total cash compensation, the Compensation Committee first considered the prior year’s base salary and, the target TIP. The Compensation Committee then considered the relevant base salary, and the target annual incentives in its competitive market analysis.

Adjustments in total cash compensation targets may then be made based on such factors as an executive’s duties and responsibilities and his or her position in the Company, an executive’s individual contributions, as well as management’s financial forecasts for the upcoming year.

2019 Base Salary and Total Cash Compensation Determination

The Compensation Committee engaged Radford in December 2018 to compare broader industry pay practices for public US life sciences companies with a market cap >$1 billion and a median revenue of $80 million.  The Company adjusted base salaries for this group effective January 1, 2019 to a level that approximated the 25th percentile of comparable companies for 2019, as the adjustments reflected a significant increase from their prior compensation packages, which were set at lower than market base salary.

The following table sets forth, for each named executive officer, the annualized base salary for 2019 as well as 2018 for reference:

Name	2019 Base Salary	2018 Base Salary
Brendan Kennedy	$577,000	$425,000
Edward Wood Pastorius, Jr.	$325,000	$265,000
Mark Castaneda	$402,000	$230,000
Andrew Pucher (1)	$279,705	—
Kathryn Dickson (1)	$350,000	—

(1)	Mr. Pucher and Ms. Dickson were hired during 2019. The salary of Mr. Pucher is converted into USD with an exchange rate of 0.74588. The annual salary of Mr. Pucher is CA$375,000 (Canadian Dollars).

Annual Tilray Incentive Plan (TIP)

Under the 2019 TIP, payouts were calculated based on the following:

•	The Revenue Target Factor (70%) is determined by market based on specific revenue targets defined within the Company’s annual operating plan.
•	The Strategic Success Factor qualitatively measures the operational efficiency, global expansion and mergers and acquisitions success.

The following table illustrates for each named executive officer, the target award as a percentage of base salary as well as the maximum allowed under the 2019 TIP.

Name	Incentive Target % of base salary	Maximum % of base salary
Brendan Kennedy (1)	100%	200%
Edward Wood Pastorius, Jr. (1)	50%	100%
Mark Castaneda (1)	50%	100%
Andrew Pucher	50%	100%
Kathryn Dickson (2)	50%	100%

(1)

In December 2018, the Compensation Committee completed a review of the CEO, CFO and CRO compensation peer group and pay levels to reflect the Company’s transition from a private company to a public company in 2018. No adjustments were recommended to the TIP (% of base salary).

(2)	Ms. Dickson was hired in December 2019 and did not participate in the TIP.

Despite the TIP score-card results provided in the table below, the Compensation Committee met in February 2020 and decided that no payments under the 2019 TIP will be made due to the significant drop of the stock price and the poor performance of other financial metrics not reflected in the scorecard. As per the Compensation Committee’s applied judgment, there were no payments under the 2019 TIP to our named executive officers.

Company Performance Factor	Weight	Target	Actual	% Achieved	Payout Factor
Revenue Target Factor (70%)	70%	$150,148,496	$107,145,279	71%	50%
Strategic Target Factor (30%)
Operational Efficiency	10%	N/A	N/A	0%	0%
M&A Success	10%	N/A	N/A	50%	5%
Global Expansion	10%	N/A	N/A	50%	5%
Total	100%				60%

Changes in 2020 TIP

As part of the review of the executive compensation program to effectively address our ongoing business needs, market competitiveness, performance, and retention concerns, and to further simplify our design, the compensation committee has approved the changes in the design of the TIP with the following Key Performance Indicators and their respective weightings, thresholds and payouts.

Company Performance Factor	KPIs	Segment	KPIs	Threshold Performance (as a % of target)	Payout Factor at Threshold Performance (as a % of target)	Target Payout
Business (70%)	Revenue	35%	24.5%	80%	50%	100%
	Direct Operating Income	65%	45.5%	80%	50%	100%
		100%	70%

Corporate (30%)	Revenue	35%	10.5%	80%	50%	100%
	Adjusted EBITDA	65%	19.5%	80%	50%	100%
		100%	30%

Individual	Performance Rating	0% - 200%	0% - 200%	0%	0%	100%

Equity Compensation

We use long-term equity-based compensation to incentivize and retain our executive officers by linking their awards to our long-term financial performance. We believe that these long-term incentives motivate our named executive officers to grow revenues and earnings, enhance stockholder value and align their interests with those of our stockholders. We typically award long-term equity-based compensation with restricted stock units that vest over time so long as the executive remains employed with the Company.

Historically, upon commencement of employment, our named executive officers have been granted initial equity awards with service-based vesting requirements, with 33.34% of the shares subject to the awards generally vesting one year from the vesting commencement date and the remaining shares vesting in equal quarterly installments over the following 24 months. In 2019, the Company initiated annual equity grant awards. The shares subject to annual equity awards granted by the Compensation Committee in 2019 to our named executive officers vest on a cliff basis whereby 100% vest after 36 months. Restricted stock units provide long-term incentive compensation that has greater retention value as compared to stock options in a flat or down market while minimizing earnings dilution.

The Compensation Committee determines the size of equity award grants after considering the following factors:

•	the competitive equity compensation practices for comparable positions identified in the applicable market analysis;
•	the executive’s level of responsibility and duties;
•	a comparison to grant levels of other executive officers;
•	individual named executive officers’ performance;
•	our corporate performance;
•	our total equity compensation costs relative to total expenses;
•	the executive’s prior experience, experience within his or her specific job and breadth of knowledge; and
•	our corporate objectives for share-based compensation charges and earnings dilution.

The Compensation Committee does not take into consideration an executive’s aggregate equity holdings or equity carrying value in determining annual long-term equity incentive awards.

In 2019, the Compensation Committee approved the grant of equity awards to our named executive officers. The Compensation Committee considered, to the extent applicable, our corporate performance and individual contributions in 2018, as well as the equity compensation practices for comparable positions identified in the competitive market analysis performed in December 2018. The Compensation Committee determined the value of each equity award as time-based restricted stock units that fully cliff-vest after the third anniversary of the grant date. The total value was determined based on the potential equity compensation expense and the target award size, as well as the retention and incentive aspects of the award.  The total value was also corroborated by the equity grant analysis conducted by Radford.

The following table sets forth the equity awards granted by the Compensation Committee under the 2018 Equity Plan to our named executive officers in 2019:

Name	Number of Stock Awards Granted	Total Value
Brendan Kennedy (1)	76,000	$2,888,760
Edward Wood Pastorius, Jr. (1)	24,000	$912,240
Mark Castaneda (1)	24,000	$912,240
Andrew Pucher (2)	90,000	$4,283,100
Kathryn Dickson (3)	—	—

(1)	Annual equity grants based on competitive market analysis at the median level of annual equity. These RSUs fully cliff-vest after the third anniversary of the grant date.
(2)

Upon contracting employment with Tilray, Mr. Pucher was provided with 90,000 RSUs. The vesting schedule is 33.34% of the shares vesting one year from the vesting commencement date and the remaining shares vesting in equal quarterly installments over the following 24 months.

(3)	Ms. Dickson was hired in December 2019 and did not receive an initial equity grant until 2020.

Changes in 2020 Annual Equity Grant Vesting Practice

For 2020, both new hire and annual RSU awards will vest in tranches over three years with 33.34% of the shares subject to the awards generally vesting one year from the vesting commencement date and the remaining shares vesting in equal quarterly installments over the following 24 months. However, the Compensation Committee may still consider the above factors where appropriate.

Other Compensation and Benefits

Severance and Change of Control Benefits. Our named executive officers are entitled to certain severance and change of control payments and benefits pursuant to our executive agreements with our named executive officers. The terms of executive agreements are described in more detail below in the sections entitled “Employment, Severance and Change of Control Arrangements.” The Compensation Committee believe these agreements are an essential element of our executive compensation program and assists the Compensation Committee in recruiting and retaining talented executives.  The Compensation Committee also believe these benefits serve to minimize the distractions to the executive, reduce the risk that the executive will depart the Company before an acquisition is consummated, and allow the executive to focus on continuing normal business operations and the success of a potential business combination, rather than worrying about how business decisions that may be in our best interest and the interests of our stockholder will impact his or her own financial security.  Further, these agreements are in line with customary practices at an executive level at our peer companies.

Tax Equalization. The Company’s global business needs require it to temporarily relocate certain employees with special or unique skills to countries where those skills may not be available. To meet this need, the Company utilizes expatriate assignments. To provide incentives to encourage employees to accept these assignments and to minimize any financial impacts associated with these assignments, the Company makes certain tax equalization payments for expatriates.

The purpose of these tax equalization payments is to ensure that the expatriate assignment is tax neutral to the employee. Expatriates pay a hypothetical tax to the Company, in amounts equal to the taxes of a home country and the Company then pays the actual taxes due. The Company’s cost is limited to any difference between the actual taxes paid by the Company and the hypothetical tax received from the employee. Tax equalization payments may occur after an expatriate assignment has ended, when taxes are owed in future years to the host country.

Other Benefits. We believe that establishing a competitive benefit package consistent with companies with which we compete for employees is an important factor in attracting and retaining talented employees. Thus, we provide our named executive officers with employee benefits on the same basis as offered to our full time non-executive employees, including health and dental insurance, supplemental life insurance, short-term and long-term disability and a 401(k) plan.

Compensation Policies and Practices as They Relate to Risk Management

Our Board is responsible for understanding the principal risks of our business and assessing the balance between risk and potential return to ensure we promote stockholder value over the long term. We use a broad-based, systematic approach to identifying, assessing, reporting and managing the significant risks we face in our business and operations. The Compensation Committee meets at least twice annually to review the performance, appropriateness and the current business environment as they pertain to our executive compensation programs.

Within this context, the Compensation Committee reviews and recommends to the board our compensation program and practices to:

•	align executive compensation with our short and long-term goals;
•	reflect financial, operating, share performance and individual accomplishments; and
•	ensure that compensation aligns with the interest of our stockholders and encourages the right behavior.

This includes, among other things:

•

using balanced measures, including qualitative and quantitative goals, to determine annual incentive compensation is effectively linked to actual performance and not unduly influenced by one-time events;

•	incorporating time vesting features in the long-term incentives;
•	capping the amount executives can receive under the short-term incentive plan; and
•

having a balanced mix of short and long-term compensation components to eliminate reliance on a single or a limited number of factors to determine potential awards and diversify potential reward scenarios.

The Compensation Committee also takes measures to prevent risks that could have a material adverse effect on our company, through appropriate compensation governance measures, which include:

•	building a strong governance culture and ensuring effective oversight;
•	prohibiting executives and directors from hedging equity awards and building in safeguards against insider trading; and
•	applying a consistent compensation structure for the CEO, executives and employees.

The Compensation Committee also makes sure our compensation plans and employee benefit programs are administered according to the laws and Nasdaq rules that apply to us, and our compensation objectives. Our Board has not identified any material risks in our compensation program or practices that have an adverse impact on the company.

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with management. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings.

The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties.

The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

Role of Compensation Consultants

The Compensation Committee has the authority under its charter to engage its own advisors to assist in carrying out its responsibilities. Tilray’s management team engaged Radford in 2018 and Mercer (Canada) Ltd. (“Mercer”) in 2019 to support the development of a peer group and provide data on current market practices to support Compensation Committee deliberations and ensure that the executive compensation program is market competitive and properly aligned with Tilray’s business strategy. From time to time, representatives of such consultant may attend meetings (or portions of meetings) of the Compensation Committee to present information and answer questions.

All of Radford and Mercer’s analysis and advice pertaining to executive compensation was ultimately reviewed by the Compensation Committee, and the decisions of the Compensation Committee were made in their sole discretion.

Mercer also provided non-executive compensation services to Tilray’s management team. In particular, these services included the provisions of market data covering various compensation and other remuneration programs and policies covering non-executives of the company (e.g. market data for various specific roles, U.S. and Canada market data for car allowance practices, vacation policies, and a comprehensive non-executive compensation program review.

Radford was also engaged in April 2019 by Tilray to conduct an analysis and to provide perspective for top executives on the competitiveness of the total compensation package including equity grants.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Ms. Dopp, Ms. Greenwood and Ms. St.Clare. No member of our Compensation Committee has ever been an officer or employee of our company. None of our executive officers serve, or have served during the last year, as a member of the Board, Compensation Committee or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company is composed entirely of non-employee directors, each of whom has been determined in the Board’s business judgment to be independent. The Compensation Committee is responsible for oversight and review of the Company’s compensation and benefit plans.

The Compensation Discussion and Analysis is management’s report on the Company’s compensation programs and, among other things, describes material elements of compensation paid to the President and Chief Executive Officer and the other named executive officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with the management of the Company. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Rebekah Dopp (Chairperson)

Maryscott Greenwood

Christine St.Clare

Summary Compensation Table

The following table presents all of the compensation paid or awarded to or earned by our named executive officers during 2017 to 2019 from us or any of our affiliates:

Name and Principal Position	Year	Salary		Bonus	Option Awards (1)	Stock Awards (1)	All Other Compensation		Total
Brendan Kennedy (2) (3)	2019	$575,332		—	—	$2,888,760	$16,818	(3)	$3,480,910
President and Chief Executive Officer	2018	$425,000		$425,000	$25,147,534	$5,819,925	—		$31,817,459
	2017	$375,000	(2)	$—	$—	—	—		$375,000
Edward Wood Pastorius, Jr. (2) (4)	2019	$325,000		—	—	$912,240	$2,780,670	(4)	$4,017,910
Chief Revenue Officer	2018	$265,000		$125,000	$1,562,171	$775,990	$43,200		$2,771,361
	2017	$250,000	(2)	—	—	—	$36,000		$286,000
Mark Castaneda (5)	2019	$400,045		—	—	$912,240	$8,815,029	(6)	$10,127,314
Former Chief Financial Officer and Treasurer	2018	$230,000		$230,000	$2,482,929	$1,551,980	—		$4,494,909
Andrew Pucher (7)	2019	$209,779		—	—	$4,283,100	$2,252		$4,495,131
Chief Corporate Development Officer
Kathryn Dickson (8)	2019	$10,769		—	—	—	$1,002		$11,771
President, Manitoba Harvest USA, LLC

(1)

The amounts reported do not reflect the amounts actually received by our named executive officers.  Instead, these amounts reflect the aggregate grant date fair value of each stock option or restricted stock unit award granted to our named executive officers during 2019 and 2018, as computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 718. Assumptions used in the calculation of the grant date fair value of each stock option during 2019 are included in Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.  As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  Our named executive officers who have received stock options will only realize compensation with regard to these options to the extent the trading price of our common stock is greater than the exercise price of such options.

(2)	Compensation for 2017 represents amounts received from Privateer Holdings, Inc.
(3)	All other compensation for 2019 includes group benefits coverage paid by the employer.
(4)

All other compensation for 2019 includes tax equalization amounts of $2,710,880 for assignment in Canada and were increased over prior periods due to the vesting of restricted stock unit awards, which were taxed on multiple jurisdictions. The tax equalization amounts are intended to be tax neutral to the employee. Other employer paid amounts were $6,422 for 401(k) contributions, $20,168 for benefits premiums, $42,000 for living expenses, and $1,200 for phone.

(5)	Mr. Castaneda ceased to be the Chief Financial Officer in March 2020.
(6)

Includes tax equalization amounts of $8,786,723 for assignment in Canada and were increased over prior periods due to the vesting of restricted stock unit awards, which were taxed on multiple jurisdictions.  The tax equalization amounts are intended to be tax neutral to the employee. Other employer amounts were $20,168 for benefits premiums and $8,138 for 401(k) contributions.

(7)

Mr. Pucher joined the Company in March 2019 and his compensation reflects a partial year of service.  The salary of Mr. Pucher is converted into USD with an exchange rate of 0.74588, which is equal to the exchange rate on March 5, 2020.

(8)	Ms. Dickson joined the Company in December 2019 and her compensation reflects a partial year of service.

Grants of Plan-Based Awards

The following table shows for 2019, certain information regarding grants of plan-based awards, including awards under the TIP, to the following named executive officers:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target (1)	Maximum Possible Non-equity Incentive Plan Target Compensation (1)	All Other Stock Awards: Number of Units of Stock	Grant Date Fair Value of Stock Awards (2)
Brendan Kennedy (3)	—	$577,000	$1,154,000	—	—
	5/31/2019	—	—	76,000	$2,888,760
Edward Wood Pastorius, Jr. (3)	—	$162,500	$325,000	—	—
	5/31/2019	—	—	24,000	$912,240
Mark Castaneda (3)	—	$201,000	$402,000	—	—
	5/31/2019	—	—	24,000	$912,240
Andrew Pucher (4)	—	$139,853	$279,705	—	—
	5/16/2019	—	—	90,000	$4,283,100
Kathryn Dickson (5)	—	—	—	—	—

(1)

These columns set forth the target and maximum amount of each named executive officer’s 2019 TIP award for the year ended December 31, 2019. As a result of the Company’s performance during 2019, no amounts were earned under the 2019 TIP. As such, the amounts set forth in the column do not represent additional compensation earned by the named executive officers for the year ended December 31, 2019.

(2)

The dollar amounts in this column represent that grant date fair value of the product of the number of shares granted and the closing market price of our common stock on the grant date for time-based restricted stock units.

(3)	These RSUs fully cliff-vest after the third anniversary of the grant date
(4)

Upon contracting employment with Tilray, Mr. Pucher was provided with 90,000 RSUs. As an initial grant with 33.34% of the shares vesting one year from the vesting commencement date and the remaining shares vesting in equal quarterly installments over the following 24 months.

(5)	Ms. Dickson was hired in December 2019 and did not participate in the 2019 TIP and did not receive an initial equity grant until 2020.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Annual TIP Awards

The 2019 TIP Plan provided for annual cash bonus awards to reward named executive officers for performance in the fiscal year. For more information regarding our 2019 TIP, please see the sections of the Compensation Discussion and Analysis titled “Elements of Compensation and 2019 Determinations.”

Equity Compensation Awards

Consistent with its practices for awarding restricted stock units described in the Compensation Discussion and Analysis above, the Compensation Committee approved equity compensation awards in the form restricted stock units to each of the named executive officers. For more information regarding our equity compensation awards, please refer the section of the Compensation Discussion and Analysis titled “Elements of Compensation and 2019 Determinations.” In addition, the named executive officers’ equity compensation awards may, under certain circumstances, be subject to accelerated vesting in the event of a change of control and termination. For more information regarding the accelerated vesting provisions and treatment of the equity compensation awards in the event of a change of control, refer to the sections titled “Severance and Change of Control Arrangements” and “Potential Payments Upon Termination or Change of Control”.

Other Benefits

For a description of the other elements of our executive compensation program, see the section “Other Benefits” in the Compensation Discussion and Analysis above.

Outstanding Equity Awards at Fiscal year end

The following table shows for the fiscal year ended December 31, 2019, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

			Option Awards						Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price Per Share (2)	Option Expiration Date	Number of Shares or Units of StockThat Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1) (8)
Brendan Kennedy	5/31/2019	4/1/2019	—		—		—	—	76,000	(4)	$1,301,880
	8/31/2018	8/6/2018	107,417		236,318	(3)	$65.20	8/30/2028	—		—
	5/21/2018	1/1/2017	1,964,500		937,500	(3)	$7.76	5/20/2028	—		—
	5/21/2018	1/1/2017	—		—		—	—	234,375	(5)	$4,014,844
Edward Wood Pastorius, Jr.	5/31/2019	4/1/2019	—		—		—	—	24,000	(4)	$411,120
	5/21/2018	4/1/2018	87,500		218,750	(3)	$7.76	5/20/2028	—		—
	5/21/2018	1/1/2017	—		—		—	—	31,250	(5)	$535,313
	4/13/2018	11/14/2017	670		15,423	(7)	$5.28	4/13/2028	—		—
	3/31/2017	11/14/2016	1,117		12,294	(7)	$3.13	3/30/2027	—		—
Mark Castaneda	5/31/2019	4/1/2019	—		—		—	—	24,000	(4)	$411,120
	5/21/2018	7/23/2018	520,000	(3)	—		$7.76	5/20/2028	—		—
Andrew Pucher	5/16/2019	3/18/2019	—		—		—	—	90,000	(6)	$1,541,700
Katheryn Dickson	—	—	—		—		—	—	—		—

(1)

Pursuant to the executive agreements between the named executive officer and us, the vesting of such named executive officers’ stock and option awards will accelerate under certain circumstances as described under “—Employment, Severance and Change of Control Arrangements.”

(2)

Prior to our IPO, the exercise price per share reflects the fair market value per share of our common stock on the date of grant as determined by our Board. Following our IPO, the exercise price reflects the closing price of our Class 2 common stock on the date of grant.

(3)

The shares subject to the option are scheduled to vest as follows: 25% of the shares on the twelve (12) month anniversary of the Vesting Commencement Date and the remaining option shares will vest quarterly thereafter at the rate of 6.25% of the total number of shares on each quarterly anniversary of the Vesting Commencement Date thereafter for so long as the optionee remains in Continuous Service (as defined in the Company’s 2018 Amended and Restated Tilray, Inc. Equity Incentive Plan (the “2018 Plan”)), such that the total number of shares shall be fully vested on the four-year anniversary of the Vesting Commencement Date.

(4)	Annual equity grants of RSUs vest in full on the third anniversary of the grant date.
(5)

The shares subject to the RSU shall vest over a four-year period as follows: two vesting requirements must be satisfied for the RSU to vest - a time and service requirement and a Liquidity Event (as defined below) requirement.  The time and service requirement is as follows: the RSUs shall vest at the rate of 25% of the RSUs on the twelve (12) month anniversary of the Vesting Commencement Date, and the remaining RSUs will vest quarterly thereafter at the rate of 6.25% of the total number of RSUs on each quarterly anniversary of the Vesting Commencement Date.  The Liquidity Event requirement will be satisfied as to any then-outstanding RSU on the first to occur of: (1) a Change in Control (as defined in the 2018 Plan); or (2) the date following the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock on which all shares of common stock issued or issuable under the 2018 Plan are not subject to the lock-up restrictions.  The total number of RSUs shall be fully vested on the four-year anniversary of the Vesting Commencement Date, provided that the RSU recipient has remained in Continuous Service (as defined in the 2018 Plan) through each applicable vesting date.

(6)

The shares subject to the RSU shall vest with 33.34% of the shares vesting one year from the vesting commencement date and the remaining shares vesting in equal quarterly installments over the following 24 months.

(7)

The shares subject to the option are scheduled to vest as follows: 25% of the shares on the twelve (12) month anniversary of the Vesting Commencement Date and the remaining option shares will vest monthly thereafter at the rate of 2.08% of the total number of shares on each monthly anniversary of the Vesting Commencement Date thereafter for so long as the optionee remains in Continuous Service (as defined in the Privateer Holdings, Inc. 2011 Equity Incentive Plan), such that the total number of shares shall be fully vested on the four-year anniversary of the Vesting Commencement Date.

(8)	This amount reflects the fair market value of our Class 2 common stock of $17.13 per share, which was the closing price of our Class 2 common stock on December 31, 2019.

Option Exercises and Stock Vested

The following table shows for 2019, certain information regarding option exercises and stock vested during the last fiscal year with respect to the named executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Brendan Kennedy	100,000	$6,350,000	515,625	$33,300,469
Edward Wood Pastorius, Jr.	43,750	$2,432,416	68,750	$4,440,063
Mark Castaneda	80,000	$5,132,669	200,000	$8,682,000
Andrew Pucher	—	—	—	—
Kathryn Dickson	—	—	—	—

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or defined benefit retirement plan sponsored by us in 2019.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during 2019.

Transition from Emerging Growth Company Status

As of January 1, 2020, we are a “large accelerated filer” and no longer qualify as an “emerging growth company” as defined in the JOBS Act. However, under the transition rules for emerging growth companies, we are exempt from certain executive compensation disclosures until our 2021 Annual Meeting Proxy Statement, including the Nasdaq requirements to hold a nonbinding advisory vote on our named executive officer compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Employment, Severance and Change in Control Arrangements

We have entered into offer letters with each of our named executive officers.  The offer letters generally provide for at-will employment and set forth the executive’s initial base salary, target variable compensation, eligibility for employee benefits, the terms of initial equity grants and in some cases severance benefits on a qualifying termination.  Each of our named executive officers has also executed our standard form of proprietary information agreement.  Any potential payments and benefits due upon a termination of employment or a change of control of us are further described below.

Brendan Kennedy

Mr. Kennedy serves as our President and Chief Executive Officer.  In May 2018, we entered into an employment agreement with Mr. Kennedy, or the Kennedy Employment Agreement, pursuant to which he received an annual base salary of $425,000 with a target annual bonus equal to 100% of his annual base salary.  Mr. Kennedy’s current base salary is $577,060. In addition, Mr. Kennedy was granted an option to purchase 3,000,000 shares of our Class 2 common stock and an additional option to purchase 343,735 shares of our Class 2 common stock.  Additionally, Mr. Kennedy was granted 750,000 RSUs.  If Mr. Kennedy is terminated without cause or resigns for good reason, as such terms are defined in the Kennedy Employment Agreement, he will receive a severance payment equal to three times his base salary and target annual bonus, as then in effect and 100% accelerated vesting of all his then unvested stock options, RSUs and other equity-based awards.  Mr. Kennedy is also entitled to COBRA benefits for up to 36 months after termination without cause or resignation for good reason.  Upon a change in control, as such term is defined in the Kennedy Employment Agreement, all of Mr. Kennedy’s unvested stock options, RSUs and other equity-based awards will vest in full.

Mark Castaneda

Mr. Castaneda served as our Chief Financial Officer and Treasurer until March 2, 2020 and then assumed a Business Development role for the Company.  In May 2018, we entered into an employment agreement with Mr. Castaneda, or the Castaneda Employment Agreement, pursuant to which he received an annual base salary of $230,000 with a target annual bonus equal to 50% of his annual base salary.  Mr. Castaneda’s base salary during 2019 was $402,000.  In addition, Mr. Castaneda was granted an option to purchase 600,000 shares of our Class 2 common stock and 200,000 RSUs.  If Mr. Castaneda had been terminated without cause or resigned for good reason, as such terms are defined in the Castaneda Employment Agreement, he would have received a severance payment equal to 24 months of his base salary and COBRA benefits for up to 24 months after such termination or resignation.  Upon a change in control, as such term is defined in the Castaneda Employment Agreement, all of Mr. Castaneda’s unvested stock options, RSUs and other equity-based awards would have vested in full.

Michael Kruteck

Mr. Kruteck joined Tilray on January 20, 2020 and became our Chief Financial Officer on March 3, 2020.  Pursuant to the terms of his employment agreement, or the Kruteck Agreement, Mr. Kruteck will receive an initial annual base salary of $375,000 USD and is eligible to receive an annual performance and retention bonus of up to 50% of his annual base salary. Mr. Kruteck was granted 100,000 RSUs, which settle in shares of Tilray’s Class 2 common stock, pursuant to Tilray’s Amended and Restated 2018 Equity Incentive Plan (the “Plan”). Mr. Kruteck’s RSUs shall vest over a three-year vesting schedule, under which 33.34% of the RSUs will vest on the first anniversary of the grant date of such RSUs, with the remaining RSUs vesting quarterly thereafter, subject to his continued service to Tilray through each relevant vesting date.

If Mr. Kruteck is terminated without cause or resigns for good reason, as such terms are defined in the Kruteck Agreement, he will receive a severance payment equal to 12 months his base salary and pro-rated target annual bonus, as then in effect, and accelerated vesting of the portion of each outstanding equity incentive award that would have vested had Mr. Kruteck remained employed through the next vesting date prorated for his period of employment during the vesting period within which Mr. Kruteck’s employment is terminated. Mr. Kruteck is also entitled to COBRA benefits for up to 12 months after termination without cause or resignation for good reason. Upon a change in control, as such term is defined in the Plan, all of Mr. Kruteck’s unvested equity-based awards will vest in full.

Jon Levin

Mr. Levin became Tilray’s Chief Operating Officer on January 13, 2020.  Pursuant to the terms of his employment agreement, or the Levin Agreement, Mr. Levin will receive an initial annual base salary of $400,000 USD and received an annual performance and retention bonus of up to 50% of his annual base salary. Mr. Levin was granted 100,000 RSUs, which settle in shares of Tilray’s Class 2 common stock, pursuant to the Plan. Mr. Levin’s RSUs shall vest over a three-year vesting schedule, under which 33.34% of the RSUs will vest on the first anniversary of the grant date of such RSUs, with the remaining RSUs vesting quarterly thereafter, subject to his continued service to Tilray through each relevant vesting date.

If Mr. Levin is terminated without cause or resigns for good reason, as such terms are defined in the Levin Agreement, he will receive a severance payment equal to 6 months his base salary and pro-rated target annual bonus, as then in effect, and accelerated vesting of the portion of each outstanding equity incentive award that would have vested had Mr. Levin remained employed through the next vesting date prorated for his period of employment during the vesting period within which Mr. Levin’s employment is terminated. Mr. Levin is also entitled to COBRA benefits for up to 6 months after termination without cause or resignation for good reason. Upon a change in control, as such term is defined in the Plan, all of Mr. Levin’s equity-based awards will vest in full.

Edward Wood Pastorius, Jr.

Mr. Pastorius serves as our Chief Revenue Officer.  In May 2018, we entered into an employment agreement with Mr. Pastorius, or the Pastorius Employment Agreement, pursuant to which he received an annual base salary of $250,000 (increased to $325,000 in December 2018) with a target annual bonus equal to 50% of his annual base salary.  In addition, Mr. Pastorius was granted an option to purchase 350,000 shares of our Class 2 common stock and 100,000 RSUs.  If Mr. Pastorius is terminated without cause or resigns for good reason, as such terms are defined in the Pastorius Employment Agreement, he will receive a severance payment equal to 18 months of his base salary and COBRA benefits for up to 18 months after such termination or resignation.  Upon a change in control, as such term is defined in the Pastorius Employment Agreement, all of Mr. Pastorius’s unvested stock options, RSUs and other equity-based awards will vest in full.

Andrew Pucher

Mr. Pucher serves as our Chief Corporate Development Officer. Pursuant to the terms of his employment agreement, or the Pucher Agreement, Mr. Pucher received an initial annual base salary of $265,000 and is eligible to receive an annual performance and retention bonus of up to 50% of his annual base salary. Mr. Pucher was granted 90,000 RSUs, which settle in shares of Tilray’s Class 2 common stock, pursuant to the Plan. Mr. Pucher’s RSUs shall vest over a three-year vesting schedule, under which 33.34% of the RSUs vested on the first anniversary of his start date, with the remaining RSUs vesting quarterly thereafter, subject to his continued service to Tilray through each relevant vesting date.

If Mr. Pucher is terminated without cause or resigns for good reason, as such terms are defined in the Pucher Agreement, he will receive a severance payment equal to 18 months his base salary and his target annual bonus which has been earned but not yet paid, as then in effect, and accelerated vesting of the portion of each outstanding equity incentive award that would have vested had Mr. Pucher remained employed through the next vesting date prorated for his period of employment during the vesting period within which Mr. Pucher’s employment is terminated. Mr. Pucher is also entitled to all additional contractual benefits (including medical) for up to 18 months after termination without cause or resignation for good reason. Upon a change in control, as such term is defined in the Plan, all of Mr. Pucher’s equity-based awards will vest in full.

Kathryn Dickson

Ms. Dickson serves as President of our wholly owned subsidiary, Manitoba Harvest USA, LLC. Pursuant to the terms of her employment agreement, or the Dickson Agreement, Ms. Dickson received an initial annual base salary of $350,000 and is eligible to receive an annual performance and retention bonus of up to 50% of her annual base salary. Ms. Dickson received 100,000 restricted stock units (“RSUs”), which settle in shares of Tilray’s Class 2 common stock, pursuant to the Plan. Ms. Dickon’s RSUs shall vest over a three-year vesting schedule, under which 33.34% of the RSUs vested on the first anniversary of her grant date, with the remaining RSUs vesting quarterly thereafter, subject to his continued service to Tilray through each relevant vesting date.

If Ms. Dickson is terminated without cause or resigns for good reason, as such terms are defined in the Dickson Agreement, she will receive a severance payment equal to 12 months her base salary and her target annual bonus for the prior year which has been earned but not yet paid, a pro-rated portion of her bonus for the year in which she was terminated, and accelerated vesting of the portion of each outstanding equity incentive award that would have vested had Ms. Dickson remained employed through the next vesting date prorated for her period of employment during the vesting period within which Ms. Dickson’s employment is terminated. Ms. Dickson is also entitled to medical benefits for up to 12 months after termination without cause or resignation for good reason. Upon a change in control, as such term is defined in the Plan, all of Ms. Dickson’s equity-based awards will vest in full.

Potential Payments Upon Termination or Change of Control

	Base Salary		TIP	Option Awards (1)	Stock Awards (1)	Benefits
	Severance Period (months)	Amount of base pay	Value	Value Unvested Estimates (Max)	Value Unvested Estimates (Max)	COBRA/ Equivalent value	Total
Brendan Kennedy
Resignation for good reason	36	$1,731,180	$1,731,180	$8,784,375	$5,316,724	$50,454	$17,613,913
Termination - No Cause	36	$1,731,180	$1,731,180	$8,784,375	$5,316,724	$50,454	$17,613,913
Change of Control	—	—	—	$8,784,375	$5,316,724	—	$14,101,099
Edward Wood Pastorius, Jr.
Resignation for good reason	18	$487,500	—	—	—	$30,060	$517,560
Termination - No Cause	18	$487,500	—	—	—	$30,060	$517,560
Change of Control	—	—	—	$2,404,616	$946,433	—	$3,351,049
Mark Castaneda (2)
Resignation for good reason	24	$804,000	—	—	—	$40,080	$844,080
Termination - No Cause	24	$804,000	—	—	—	$40,080	$844,080
Change of Control	—	—	—	—	$411,120	—	$411,120
Andrew Pucher
Resignation for good reason	18	$397,500	—	—	$513,900	$1,699	$913,099
Termination - No Cause	18	$397,500	—	—	$513,900	$1,699	$913,099
Change of Control	—	—	—	—	$1,541,700	—	$1,541,700
Kathryn Dickson
Resignation for good reason	12	$350,000	—	—	—	$12,024	$362,024
Termination - No Cause	12	$350,000	—	—	—	$12,024	$362,024
Change of Control	—	—	—	—	—	—	—

(1)

The value of equity award acceleration of vesting is based on the closing stock price of $17.13 per share of our Class 2 common stock as reported on the Nasdaq Global Select Market on December 31, 2019.

(2)	Mr. Castaneda resigned as CFO in March 2020. In connection with such resignation, he received no severance or termination payments.

Director Compensation

Non-Employee Director Compensation Policy

Our non-employee directors are entitled to receive compensation for his or her service consisting of annual cash retainers and equity awards as described below.  Our Board may revise the policy as it deems necessary or appropriate.

Cash Compensation. All non-employee directors are entitled to receive the following annual cash compensation:

Board of Directors	$40,000
Chair of committee:
Audit	$20,000
Compensation	$15,000
Special Committee (1)	$12,000
Nominating and Corporate Governance	$10,000
Committee member:
Audit	$10,000
Compensation	$7,500
Special Committee	$10,000
Nominating and Corporate Governance	$5,000

(1)	The Special Committee was formed in connection with the Downstream Merger with Privateer Holdings, Inc.

Equity Compensation. In 2019, all non-employee directors were granted an annual RSU grant for Class 2 common stock with a total value of $286,000, vesting on a four-year vesting schedule, under which 25% of the shares vest after twelve months of service and the remaining shares vest quarterly thereafter.  The Nominating and Corporate Governance Committee is currently in process of reviewing the non-employee director compensation policy and anticipates modifying such policy in the near future.

Director Compensation for 2019

The following table sets forth information regarding compensation earned by or paid to our non-employee directors during 2019.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Other Compensation		Total
Michael Auerbach	$71,527	$285,994	$32,450	(2)	$389,971
Rebekah Dopp	$85,776	$285,994	$—		$371,770
Maryscott Greenwood	$94,564	$285,994	$—		$380,558
Christine St.Clare	$92,733	$285,994	$—		$378,727

(1)	The amounts in this column reflect the aggregate grant date fair value of each equity award granted during the year, computed in accordance with FASB ASC Topic 718.
(2)	The amounts reflect advisory fees paid under the consulting arrangement between Mr. Auerbach and Privateer Holdings, Inc.

The table below lists the aggregate number of shares subject to outstanding equity awards held by each of our non-employee directors.

Name	Number of shares Subject to Outstanding Options as of December 31, 2019	Number of shares Underlying RSUs as of December 31, 2019
Michael Auerbach (1)	632,074	29,426
Rebekah Dopp	—	29,426
Maryscott Greenwood	—	29,426
Christine St.Clare	—	29,426

(1)

The options outstanding related to Mr. Auerbach consist of 31,250 issued for advisory services provided to the Company related to the IPO. The remaining 600,824 options were issued by Privateer Holdings, Inc. under the 2011 Equity Inventive Plan assumed by the Company in connection with the Downstream Merger.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of

Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our capital stock as of
March 30, 2020, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Class 1 common stock or Class 2 common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage of shares beneficially owned shown in the table is based on shares of common stock outstanding as of March 30, 2020.  Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options or warrants that are exercisable within 60 days of March 30, 2020 or restricted stock units that will vest within 60 days of March 30, 2020.  Our shares of Class 2 common stock issuable pursuant to stock options, warrants or restricted stock units are deemed outstanding for computing the percentage of the person holding such options and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.  The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Tilray, Inc., 1100 Maughan Road, Nanaimo, BC, Canada, V9X IJ2.

	Class 1		Class 2		% of
Name of Beneficial Owner	Number	Percent	Number	Percent	Total Voting Power+
Greater than 5% stockholders:
Brendan Kennedy (1)	9,369,405	56.2%	7,031,092	6.4%	36.4%
Christian Groh (2)	3,691,252	22.1%	3,502,746	3.2%	14.1%
Michael Blue (3)	3,447,262	20.7%	5,261,787	4.9%	13.2%
CVI Investments, Inc. (4)	—	—	10,084,845	9.3%	3.7%
Directors and Named Executive Officers:
Brendan Kennedy (1)	9,369,405	56.2%	7,031,092	6.4%	36.4%
Edward Wood Pastorius, Jr. (5)	—	—	327,766	*	*
Mark Castaneda (6)	—	—	657,710	*	*
Andrew Pucher	—	—	13,952	*	*
Kathryn Dickson	—	—	—	—	—
Michael Auerbach (7)	—	—	4,094,046	3.8%	1.5%
Rebekah Dopp	—	—	11,374	*	*
Maryscott Greenwood	—	—	14,645	*	*
Christine St.Clare	—	—	11,312	*	*
All current executive officers and directors as a group (10 individuals) (8)	9,369,405	56.2%	11,504,187	10.3%	37.9%

*	Represents less than one percent

+

Represents the voting power with respect to all shares of our Class 1 common stock and Class 2 common stock, voting as a single class.  Each share of Class 1 common stock will be entitled to 10 votes per share and each share of Class 2 common stock will be entitled to one vote per share.  The holders of Class 1 common stock and Class 2 common stock will vote together on all matters (including the election of directors) submitted to a vote of stockholders, except under limited circumstances.

(1)

Represents (a) 9,369,405 shares of Class 1 common stock held by Mr. Kennedy, (b) 4,596,333 shares of Class 2 common stock held by Mr. Kennedy, of which 2,471,270 shares are held in escrow under restrictive lockup pursuant to the terms of the Downstream Merger, (c) 2,387,884 shares underlying options to purchase shares of Class 2 common stock that are exercisable within 60 days of March 30, 2020 and (d) 46,875 shares of Class 2 common stock issuable pursuant to restricted stock units (“RSUs”) that vest within 60 days of March 30, 2020.

(2)

The indicated ownership is based solely on a Schedule 13G/A filed with the SEC by the reporting person on December 12, 2019. According to the Schedule 13G/A, Mr. Groh beneficially owns (a) 3,691,252 shares of Class 1 common stock, (b) 1,776,821 shares of Class 2 common stock held directly by Mr. Groh, of which 973,603 shares are held in escrow under restrictive lockup pursuant to the terms of the Downstream Merger, (c) 19,307 shares of Class 2 common stock held directly by Mr. Groh’s spouse, (d) 825,184 shares of Class 2 Common Stock held by a Grantor retained annuity trust for the benefit of Mr. Groh and (e) 825,184 shares of Class 2 common stock held by a Grantor retained annuity trust for the benefit of Mr. Groh’s spouse.  The Schedule 13G filed by the reporting person provides information as of December 12, 2019 and, consequently, the beneficial ownership of the reporting person may have changed between December 12, 2019 and March 30, 2020.  The address for Mr. Groh is 2701 Eastlake Ave. E. Seattle, WA 98102.

(3)

The indicated ownership is based solely on a Schedule 13G/A filed with the SEC by the reporting person on December 12, 2019. According to the Schedule 13G/A, Mr. Blue beneficially owns (a) 3,447,262 shares of Class 1 common stock, (b) 1,659,373 shares of Class 2 common stock held directly by Mr. Blue, of which 909,248 shares are held in escrow under restrictive lockup pursuant to the terms of the Downstream Merger, (c) 3,527,414 shares of Class 2 Common Stock held directly by Mr. Blue’s spouse.  The Schedule 13G filed by the reporting person provides information as of December 12, 2019 and, consequently, the beneficial ownership of the reporting person may have changed between December 12, 2019 and March 30, 2020.  The address for Mr. Blue is 2701 Eastlake Ave. E. Seattle, WA 98102.

(4)

The indicated ownership is based solely on a Schedule 13G/A filed with the SEC by the reporting person on March 12, 2020. According to the Schedule 13G/A, CVI Investments, Inc. beneficially own 10,084,845 shares of Class 2 common stock.  Heights Capital Management, Inc. is the investment manager to CVI Investments, Inc. and as such may exercise voting and dispositive power over these shares. The Schedule 13G filed by the reporting person provides information as of March 12, 2020 and, consequently, the beneficial ownership of the reporting person may have changed between December 12, 2019 and March 30, 2020.  The address for CVI Investments, Inc. and Heights Capital Management, Inc. is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands.

(5)

Represents (a) 88,539 shares of Class 2 common stock held by Mr. Pastorius, 49,985 shares of Class 2 common stock held by Canna Enterprises, LLC and 41,015 shares of Class 2 common stock held by WP Investment Remainder Trust, (b) 141,977 shares underlying options to purchase shares of Class 2 common stock that are exercisable within 60 days of March 30, 2020 and (c) 6,250 shares of Class 2 common stock issuable pursuant to RSUs that vest within 60 days of March 30, 2020.  Mr. Pastorius is a member of Canna Enterprises, LLC and WP Investment Remainder Trust and has voting and dispositive power over the shares.

(6)

Represents (a) 137,710 shares of Class 2 common stock held by Mr. Castaneda and (b) 520,000 shares underlying options to purchase shares of Class 2 common stock that are exercisable within 60 days of March 30, 2020.

(7)

Represents (a) 478,828 shares held by Mr. Auerbach, 42,028 shares of Class 2 common stock held by M3 Ein Sof LLC, 833,351 shares of Class 2 common stock held by Murphy Ofutt Common LLC and 2,130,577 shares of Class 2 common stock held by Murphy Ofutt LLC (b) 607,704 shares underlying options to purchase shares of Class 2 common stock that are exercisable within 60 days of March 30, 2020 and (c) 2,188 shares of Class 2 common stock issuable pursuant to RSUs that vest within 60 days of March 30, 2020.  Mr. Auerbach is a member of M3 Ein Sof LLC and has voting and dispositive power over the shares held by such entity.  Mr. Auerbach serves as General Partner of Murphy Ofutt Common LLC and Murphy Ofutt LLC, which are multi-member limited liability companies, and has sole voting and dispositive power over the shares held by such entities.

(8)

Represents (a) 9,369,405 shares of Class 1 common stock, (b) 5,394,721 shares of Class 2 common stock, (c) 3,656,935 shares underlying options to purchase shares of Class 2 common stock that are exercisable within 60 days of March 30, 2020 and (d) 55,313 shares of Class 2 common stock issuable pursuant to RSUs that vest within 60 days of March 30, 2020.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2019.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Amended and Restated Tilray, Inc. 2018 Equity Incentive Plan (2) (3)	7,516,147	$10.45	4,327,141
Privateer Holdings, Inc. 2011 Equity Incentive Plan	3,014,004	3.04	—
Equity compensation plans not approved by security holders	—	—	—
Total	10,530,151	$8.33	4,327,141

(1)	Excludes RSU awards because they have no exercise price.
(2)	Consists of 1,689,017 shares of our Class 2 common stock subject to RSU awards and options to purchase 5,827,130 shares of Class 2 common stock.
(3)

Our Amended and Restated 2018 Equity Incentive Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year, equal to the least of: (a) 4% of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year; and (b) such lesser amount as the Board may determine.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons

The following is a summary of transactions since January 1, 2019 in which Tilray was a participant, in which:

•	the amount involved, exceeded or will exceed $120,000; and
•

any directors, executive officers or holders of more than 5% of capital stock of Tilray, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest

Downstream Merger with Privateer Holdings, Inc.

On December 12, 2019, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of September 9, 2019 (the “Merger Agreement”) by and among Tilray, Privateer Holdings, Inc. (“Privateer”), Down River Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Tilray (“Merger Sub”), and Michael Blue, as the Stockholder Representative, Privateer merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of Tilray and Privateer ceasing to exist.  The Merger is referred to in this proxy statement as the “Downstream Merger.”

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Privateer capital stock outstanding immediately prior to the effective time of the Merger (excluding shares of Privateer’s capital stock held as treasury stock and dissenters’ shares) were cancelled and automatically converted solely into the right to receive the applicable portion of the merger consideration, calculated in accordance with and as set forth in an allocation certificate as described in more detail in the Merger Agreement, of an aggregate of 56,121,310 shares of Tilray Class 2 common stock and 16,666,665 shares of Tilray Class 1 common stock (inclusive of 6,565,127 shares of Tilray Class 2 common stock held in escrow to be cancelled in satisfaction of any indemnification claims by Tilray under the Merger Agreement, and otherwise for contingent release to Privateer’s stockholders following a period of at least 18 months after the Merger). Pursuant to the Merger Agreement, Tilray also assumed Privateer’s equity incentive plan and the stock options for Privateer’s capital stock outstanding thereunder immediately prior to the Merger, with such stock options henceforth representing the right to purchase a number of shares of Tilray Class 2 common stock equal to the Option Exchange Ratio, as defined in the Merger Agreement, multiplied by the number of shares of Privateer’s common stock previously represented by such options (the “Assumed Options”). The aggregate number of shares of Tilray Class 2 common stock issuable upon the exercise of the Assumed Options at the time of the Merger was 3,134,431.

Immediately after the Merger, there were approximately 83,021,590 shares of Tilray Class 2 common stock and 16,666,665 shares of Tilray Class 1 common stock outstanding. Immediately after the Merger, (i) Privateer’s stockholders as of immediately prior to the effective time of the Merger owned approximately 73% of the outstanding capital stock of Tilray and approximately 89% of the voting power of Tilray and (ii) the three founders of Privateer, namely Brendan Kennedy (Tilray’s Chief Executive Officer and President, as well as a member of the board of directors of Tilray), Michael Blue, and Christian Groh (collectively, the “Founders”), including affiliated individuals and entities, collectively beneficially owned approximately 31% of the outstanding capital stock of Tilray and approximately 72% of the voting power of Tilray. Mr. Kennedy, an executive officer and member of Tilray’s board of directors, was the Executive Chairman, a member of the board of directors and the largest stockholder of Privateer prior to the Merger. Michael Auerbach, a member of Tilray’s board of directors, was a member of the board of directors and a stockholder of Privateer prior to the Merger.

Transactions between Tilray and Privateer Holdings, Inc. Prior to Merger

Assignment and Assumption of Lease Agreement

In May 2019, Tilray, Inc. entered into an Assignment and Assumption of Lease Agreement with Privateer whereby Tilray assumed the lease of real property located at 2701 Eastlake Avenue East, Seattle, Washington.  Pursuant to such lease agreement, Tilray paid Privateer $1,000,000 in May 2019, as reimbursement for the security deposit paid by Privateer on the leased property and held by the landlord. Additionally, from January 2019 to May 2019, Tilray paid to Privateer $110,117 for lease payments at such location.

Acquisition of Smith & Sinclair Ltd.

On July 11, 2019, Tilray acquired all issued and outstanding shares of Smith & Sinclair Ltd. (“S&S”), which crafts edible candies, cocktails and fragrances in the United Kingdom and enables Tilray to develop CBD-infused edibles for distribution in Canada, United States and Europe. The purchase consideration includes $2.4 million (£1.9 million) in cash paid on closing, 79,289 shares of Tilray’s Class 2 common stock issued on closing, and contingent consideration up to $3.1 million (£2.5 million) payable in Tilray’s Class 2 common stock based on revenue during two periods from January 1, 2019 to December 31, 2020, as well as the revenue and launch of CBD product in the United States and Europe and CBD or THC product in Canada on two milestones by June 1, 2020.

On transaction close, Subversive Capital, LLC, as agent for Privateer, held 5,530 shares of S&S at a cost of $431.47 per share (£347.96 per share) and $2.4 million in aggregate (£1. 9 million) pursuant to the Subversive Capital Alliance Agreement dated May 15, 2018 between Privateer and Subversive Capital, LLC. Subversive Capital, LLC is a company controlled by Michael Auerbach, who is a member of the Tilray Board. On July 11, 2019, the Subversive Capital Alliance Agreement was terminated in connection with Tilray’s acquisition of S&S and Tilray paid $2.4 million (£1.9 million) in cash to Subversive Capital, LLC for the 5,530 shares, which represented approximately 30% ownership of S&S and only the original cost basis in such shares.

Transactions between Tilray and Ten Eleven Management LLC

Corporate Services Agreement

In February 2018, Tilray entered into an agreement with Privateer, pursuant to which Privateer provided Tilray with certain general administrative and corporate services on an as-requested basis. Pursuant to this agreement, Tilray paid Privateer a monthly services fee based on Tilray’s proportional share of the actual costs incurred by Privateer in performing the requested services. Personnel compensation was charged at cost plus a 3.0% markup and other services provided are charged at cost. This agreement was terminated in January 2019 when Tilray entered into a new agreement with Ten Eleven Management LLC in February 2019, doing business as Privateer Management, pursuant to which Ten Eleven Management LLC provides certain general and administrative and corporate services on an as-requested basis for a monthly cost of $25,000. Ten Eleven Management LLC is owned by Michael Blue and Christian Groh. This agreement remained in effect until December 31, 2019. Effective January 1, 2020, a similar agreement was executed for a four-month term ending April 30, 2020, at a rate of $17,500 per month.

Real Estate License Agreement

In May 2019, Tilray entered into a Real Estate License Agreement with Ten Eleven Management, LLC.  Pursuant to the Real Estate License Agreement, Tilray granted Ten Eleven Management a license to occupy an area within the property located at 2701 Eastlake Ave East, Seattle, Washington in exchange for monthly payments.  In 2019, Ten Eleven Management paid Tilray $306,760 under the Agreement.

Transactions between Tilray and former entities owned by Privateer Holdings, Inc.

Privateer Subsidiary Spin-Off

In February 2019, Privateer completed spin-offs of all of its interests in each of Leafly Holdings, Inc., Docklight Brands LLC and Left Coast Ventures to holders of Privateer common stock and preferred stock, as well as to holders of Privateer options, including Brendan Kennedy, Christian Groh, Michael Blue and Michael Auerbach.  As discussed below, Tilray is party to certain transactions with such entities on an arms-length basis.

Agreement with Docklight Brands, LLC

License Agreements

In February 2018, one of Tilray’s wholly-owned subsidiaries entered into a brand licensing agreement with Docklight Brands, a former wholly owned subsidiary of Privateer, pursuant to which Tilray obtained exclusive rights in Canada for adult use for the following brands: Marley Natural, Irisa, Goodship, Grail, Dutchy, Wallops and Head Light. Pursuant to the brand licensing agreement, Tilray will pay to Docklight Brands royalties between 2.5% and 7.5% of the net revenue generated by the licensed products. This agreement is terminable for any reason by either party on six months’ notice prior to the expiration of each automatically renewing five-year term commencing from the first five-year period that ends in February 2023. In 2019, Tilray paid Docklight an aggregate of $176,000 in royalties under this agreement.

Agreement with DB One, LLC for Hemp Material Purchases

On December 30, 2019, Tilray, Inc. entered into two separate Hemp Material Purchase Agreements with DB One, LLC, which is a wholly owned subsidiary of Docklight Brands, LLC. Pursuant to the first Hemp Material Purchase Agreement, Tilray, Inc. sold 25kg of Broad Spectrum Hemp Extract to DB One, LLC, for a total price of $77,500.  Pursuant to the second Hemp Material Purchase Agreement, Tilray, Inc. sold 75kg of CBD Isolate to DB One, LLC, for a total price of $165,000.

Agreements with Leafly Holdings, Inc.

During 2019, Tilray had a series of agreements with Leafly Holdings, Inc. providing for, among other things, data licensing, advertising, marketing and display placements, custom sponsorships and other general marketing activities. Leafly Holdings, Inc. is an internet-based services and media company. During 2019, Tilray and its affiliates paid to Leafly Holdings, Inc. approximately $272,000 for such services.

In February 2018, Tilray entered into a data license agreement with a former wholly-owned subsidiary of Privateer pursuant to this agreement, Tilray received a non-exclusive, perpetual license to use data on Canadian customers’ engagement of Leafly’s website. This agreement was terminated in 2019.

Agreements between Tilray and certain of its Directors and Officers

Aircraft Time Share Agreement

In June 2019, Tilray entered into an aircraft time-share agreement and a lease consent and subordination agreement with Brendan Kennedy and other parties thereto. Pursuant to these agreements, Tilray has access to and use an aircraft owned by Mr. Kennedy, on an as-needed basis, and Tilray would reimburse Mr. Kennedy for certain related expenses.  Tilray was not charged, and did not reimburse Mr. Kennedy for any expenses in 2019.

Indemnification

Tilray has entered into indemnification agreements with each of its directors and officers. These agreements, among other things, require Tilray to indemnify an indemnitee to the fullest extent permitted by applicable law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the indemnitee in any action or proceeding, including any action or proceeding by Tilray, or in Tilray’s right, arising out of the person’s services as a director or officer.

Earth Sphere LLC

In October 2017, Privateer and Brendan Kennedy, as the sole member of Earth Sphere LLC, entered into a corporate services terms and conditions agreement and manufacturing services terms and conditions agreement. Pursuant to these agreements, Privateer provided certain manufacturing and corporate services to support Earth Sphere’s business operations. These service agreements were terminated in August 2018 by Earth Sphere and approximately $4.4 million remained payable to Privateer by Earth Sphere for services provided. In July 2019, Privateer entered into a tax coverage and liability waiver agreement with Brendan Kennedy, as the sole member of Earth Sphere. Pursuant to the tax coverage and liability waiver agreement, Privateer forgave the amount payable and agreed to pay Mr. Kennedy an amount equal to the estimated tax liability incurred as a result of the debt forgiveness.  Prior to the completion of the Downstream Merger all obligations among Privateer and Mr. Kennedy were satisfied.  There is no ongoing liability between Tilray and Mr. Kennedy with respect to such arrangement, all obligations having been satisfied.

Consulting Agreement

In September 2016, Privateer entered into a consulting agreement with Michael Auerbach. Pursuant to the consulting agreement, which terminated in February 2019, Privateer paid Mr. Auerbach approximately $910,000 over the term of the consulting agreement.  In addition, Mr. Auerbach was compensated for such services with 560,000 stock options and 355,375 warrants to purchase common stock in the former Privateer Holdings, Inc.  Prior to the Downstream Merger, all the warrants were exercised and paid for and none of the stock options were exercised.  The outstanding former Privateer Holdings, Inc. stock options were assumed by Tilray and became exercisable for 600,824 shares of Tilray, Inc. Class 2 common stock in connection with the Downstream Merger.

Related-Person Transactions Policy

In July 2018, Tilray adopted a formal written policy that Tilray’s executive officers, directors, key employees, holders of more than 5% of any class of Tilray’s voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related-party transaction with Tilray without the prior consent of Tilray’s Audit Committee, or other independent body of Tilray’s Board in the event it is inappropriate for Tilray’s Audit Committee to review such transaction due to a conflict of interest. Any request for Tilray to enter into a transaction with an executive officer, director, principal stockholder or any of their immediate family members or affiliates in which the amount involved exceeds $120,000 will be required to first be presented to Tilray’s Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, Tilray’s Audit Committee will consider the relevant facts and circumstances available and deemed relevant to Tilray’s Audit Committee, including, but not limited to, whether the transaction will be on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related-party’s interest in the transaction.

All of the transactions described in this section were either entered into prior to the adoption of this policy or approved pursuant to this policy. Although prior to its initial public offering, Tilray did not have a written policy for the review and approval of transactions with related persons, Tilray’s prior Board (the Board in place prior to the initial public offering) reviewed and approved any transaction where a director or officer had a financial interest, including the transactions described above. Prior to approving such a transaction, the material facts as to a director’s or officer’s relationship or interest in the agreement or transaction were disclosed to Tilray’s prior Board. Tilray’s prior Board took this information into account when evaluating the transaction and in determining whether such transaction was advisable and fair to, and in the best interest of, Tilray and its stockholders.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2019 and December 31, 2018 by Deloitte LLP, the Company’s principal accountant.

	Fiscal Year Ended December 31,
	2019	2018
Audit Fees (1)	$2,146,000	$639,000
Audit-related Fees (2)	186,000	342,000
Tax Fees	—	—
All Other Fees (3)	576,000	—
Total Fees	$2,908,000	$981,000

(1)

“Audit Fees” relate to the services that are provided by the independent public accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q for those fiscal years.

(2)	“Audit-related Fees” relate to assurance services that are typically performed by the independent public accountant.
(3)	“All Other Fees” relate to fees incurred that are not audit, audit related or tax fees. In 2019, these fees related to the preparation of a customer segmentation study.

All fees described above were pre-approved by the Audit Committee.

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Deloitte LLP.  The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts.  Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service.  The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee of the Board has determined that the rendering of services other than audit services by Deloitte LLP is compatible with maintaining the principal accountant’s independence.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).
(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Description of Document

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

104	The cover page from the Company's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilray, Inc.

Date: April 29, 2020	By:	/s/ Brendan Kennedy
Brendan Kennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Kennedy	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2020
Brendan Kennedy

/s/ Michael Kruteck	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2020
Michael Kruteck

/s/ Michael Auerbach	Director	April 29, 2020
Michael Auerbach

/s/ Rebekah Dopp	Director	April 29, 2020
Rebekah Dopp

/s/ Maryscott Greenwood	Director	April 29, 2020
Maryscott Greenwood

/s/ Christine St.Clare	Director	April 29, 2020
Christine St.Clare