Form 10-Q
period 2020-03-31
Tilray, Inc.
filed 2020-05-11
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, the registrant had 16,666,665 shares of Class 1 Common Stock, $0.0001 par value per share, and 108,195,284 shares of Class 2 Common Stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY, INC.

Condensed Consolidated Balance Sheets

(in thousands of United States dollars, except for share and par value data, unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$173,990	$96,791
Accounts receivable, net of allowance for credit losses of $595 and provision for sales returns of $1,138 (December 31, 2019 - $615 and $1,400, respectively)	38,324	36,202
Inventory	95,586	87,861
Prepayments and other current assets	31,066	38,173
Total current assets	338,966	259,027
Property and equipment, net	186,970	184,217
Operating lease, right-of-use assets	18,654	17,514
Intangible assets, net	187,892	228,828
Goodwill	150,870	163,251
Equity method investments	8,827	11,448
Other investments	21,250	24,184
Other assets	2,135	7,861
Total assets	$915,564	$896,330
Liabilities
Current liabilities
Accounts payable	23,907	39,125
Accrued expenses and other current liabilities	47,032	50,829
Accrued lease obligations	3,370	2,473
Senior Facility - current	4,723	—
Warrant liability	92,339	—
Total current liabilities	171,371	92,427
Accrued lease obligations	28,538	29,407
Deferred tax liability	48,019	53,363
Convertible notes, net of issuance costs	432,807	430,210
Senior Facility, net of transaction costs	39,106	—
Other liabilities	5,415	5,652
Total liabilities	$725,256	$611,059
Commitments and contingencies (refer to Note 17)
Stockholders’ equity
Class 1 common stock ($0.0001 par value, 250,000,000 shares authorized; 16,666,665 shares issued and outstanding)	2	2
Class 2 common stock ($0.0001 par value; 500,000,000 shares authorized; 107,976,818 and 86,114,560 shares issued and outstanding, respectively	11	9
Additional paid-in capital	840,436	705,671
Accumulated other comprehensive (loss) income	(6,988)	9,719
Accumulated deficit	(643,153)	(430,130)
Total stockholders’ equity	190,308	285,271
Total liabilities and stockholders’ equity	$915,564	$896,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended March 31,
	2020	2019
Revenue (inclusive of excise duties of $4,972 and $1,559, respectively)	$52,102	$23,038
Cost of sales
Product costs	37,188	17,329
Inventory valuation adjustments	4,044	324
Gross profit	10,870	5,385
General and administrative expenses	17,776	12,934
Sales and marketing expenses	17,876	7,821
Research and development expenses	1,258	1,048
Stock-based compensation expenses	7,677	5,736
Depreciation and amortization expenses	3,591	1,865
Impairment of assets	29,839	—
Acquisition-related expenses, net	2,355	4,424
Loss from equity method investments	1,748	—
Operating loss	(71,250)	(28,443)
Foreign exchange loss, net	28,069	179
Change in fair value of warrant liability	71,978	—
Interest expenses, net	9,146	8,744
Finance income from ABG	—	(135)
Other expense (income), net	4,651	(3,845)
Loss before income taxes	(185,094)	(33,386)
Deferred income tax recoveries	(1,272)	(3,777)
Current income tax expenses (benefit)	301	(240)
Net loss	$(184,123)	$(29,369)
Net loss per share - basic and diluted	(1.73)	(0.31)
Weighted average shares used in computation of net loss per share - basic and diluted	106,463,352	94,875,351
Net loss	$(184,123)	$(29,369)
Foreign currency translation loss, net	(16,633)	(475)
Unrealized (loss) gain on available-for-sale debt securities	(74)	19
Other comprehensive loss	(16,707)	(456)
Comprehensive loss	$(200,830)	$(29,825)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

	Preferred shares		Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficit	stockholders' equity (deficit)
Balance as of December 31, 2018	—	$—	93,170,867	$10	$302,057	$3,763	$(108,177)	$197,653
Cumulative effect adjustment from transition to ASU 2016-01	—	—	—	—	—	803	(803)	—
Cumulative effect adjustment from transition to ASC 842	—	—	—	—	—	—	19	19
Shares issued for Natura acquisition	—	—	180,332	—	15,100	—	—	15,100
Shares issued for Manitoba Harvest acquisition	—	—	1,209,946	—	96,844	—	—	96,844
Shares issued for ABG Profit Participation Agreement	—	—	1,680,214	—	125,097	—	—	125,097
ABG finance receivable, net of finance income of $2,700	—	—	—	—	(30,292)	—	—	(30,292)
Shares issued under stock-based compensation plans	—	—	545,000	—	931	—	—	931
Shares issued for employee compensation	—	—	11,868	—	649	—	—	649
Stock-based compensation expenses	—	—	—	—	5,736	—	—	5,736
Other comprehensive income	—	—	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	—	—	(29,369)	(29,369)
Balance as of March 31, 2019	—	$—	96,798,227	$10	$516,122	$4,110	$(138,330)	$381,912

Balance at December 31, 2019	—	$—	102,781,225	$11	$705,671	$9,719	$(430,130)	$285,271
Proceeds from ABG Profit Participation Arrangement	—	—	—	—	1,353	—	—	1,353
Write-off of ABG finance receivable	—	—	—	—	28,900	—	(28,900)	—
Escrow shares released from downstream merger	—	—	(7,659)	—	(151)	—	—	(151)
Shares issued for common stock at-the-market, net of issuance costs	—	—	2,265,115	—	27,027	—	—	27,027
Shares issued for investments	—	—	6,934	—	—	—	—	—
Shares issued under stock-based compensation plans	—	—	597,868	—	1,079	—	—	1,079
Stock-based compensation expenses	—	—	—	—	7,677	—	—	7,677
Shares issued under registered offering, net of issuance costs	—	—	7,250,000	1	19,827	—	—	19,828
Shares issued for exercise of pre-funded warrants	—	—	11,750,000	1	49,053	—	—	49,054
Other comprehensive loss	—	—	—	—	—	(16,707)	—	(16,707)
Net loss	—	—	—	—	—	—	(184,123)	(184,123)
Balance at March 31, 2020	—	$—	124,643,483	$13	$840,436	$(6,988)	$(643,153)	$190,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	Three months ended March 31,
	2020	2019
Operating activities
Net loss	$(184,123)	$(29,369)
Adjusted for the following items:
Inventory valuation adjustments	4,044	324
Depreciation and amortization expenses	4,561	2,772
Impairment of assets	29,839	—
Stock-based compensation expenses	7,677	5,736
Change in fair value of warrant liability	71,978	—
Loss from equity method investments	1,748	—
Loss (gain) from equity investments measured at fair value	1,534	(1,389)
Loss from sale of investment	65	—
Interest on debt securities	(221)	—
Deferred taxes	(1,272)	(3,777)
Amortization of discount on convertible notes	2,597	2,501
Amortization of transaction costs on Senior Facility	131	—
Foreign currency (gain) loss	28,069	(214)
Accretion related to obligations under finance leases	151	25
Issuance costs on registered offering recorded to net loss	3,953	—
Credit loss expenses	46	536
Provision for sales returns	(262)	—
Loss on disposal of property and equipment	457	111
Other non-cash items	138	(322)
Changes in non-cash working capital:
Accounts receivable	(1,906)	3,030
Inventory	(11,594)	(13,307)
Prepayments and other current assets	6,749	(2,143)
Accounts payable	(15,218)	(1,015)
Accrued expenses and other current liabilities	(3,172)	11,660
Net cash used in operating activities	(54,031)	(24,841)
Investing activities
Business combinations, net of cash acquired	—	(124,140)
Investment in ABG Profit Participation Arrangement	—	(33,333)
Change in deposits and other assets	(927)	—
Purchases of short-term and other investments	—	(2,914)
Proceeds from the sale of other investments	437	—
Purchases of property and equipment	(18,290)	(9,017)
Proceeds from disposal of property and equipment	661	—
Purchases of intangible assets	—	(92)
Net cash used in investing activities	(18,119)	(169,496)
Financing activities
Proceeds from at-the-market equity offering, net of costs	27,027	—
Proceeds from ABG Profit Participation Arrangement	1,353	—
Proceeds from issuance of registered offering, net of issuance costs	85,465	—
Payment of ABG finance liability	(1,000)	—
Proceeds from exercise of stock options	1,813	931
Payment of obligations under finance lease	(105)	(187)
Payment on the settlement of stock options	(748)	—
Proceeds from issuance of Senior Facility, net of transaction costs	46,395	—
Repayment of Senior Facility	(414)	—
Net cash provided by financing activities	159,786	744
Effect of foreign currency translation on cash and cash equivalents	(10,437)	543
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	77,199	(193,050)
Cash and cash equivalents, beginning of period	96,791	487,255
Cash and cash equivalents, end of period	$173,990	$294,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tilray, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of United States dollars, except for shares, warrants, per share amounts and per warrant amounts, unaudited)

1.	Summary of Significant Accounting Policies

Description of the business

Tilray, Inc. and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, “our”, or “us”) is a medical cannabis research, cultivation, processing and distribution organization, and is one of the leading suppliers of adult-use cannabis in Canada. The Company also markets and distributes food products from hemp seed, offering a broad range of natural and organic food products and ingredients that are sold through retailers and websites globally.

Basis of presentation and going concern

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) reflect the accounts of the Company. The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “Annual Financial Statements”). These financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

For the three months ended March 31, 2020, the Company reported a consolidated net loss of $184,123 and a net loss of $29,369 for the three months ending March 31, 2019.

For the three months ended March 31, 2020, the Company had negative cash flows used in operating activities of $54,031 and negative cash flows used in operating activities of $24,841 for the three months ended March 31, 2019.

As at March 31, 2020 and December 31, 2019 the Company had working capital of $167,595 and $166,600, respectively, reflecting an increase of $995 for the three months ended March 31, 2020.

Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business with the additional debt financing of $59,600 secured on February 28, 2020 (refer to Note 12) and net proceeds of $85,289 ($90,439 of gross proceeds) from the registered equity offering on March 17, 2020 (refer to Note 13).

The warrants issued as part of the registered offering prohibit the Company’s ability to issue any additional Class 2 common stock prior to receipt of stockholder approval of the anti-dilution price protection feature, at any price lower than $11.90 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events).  Unless and until the Company receives stockholder approval of the anti-dilution price protection feature, which will be sought at the Company’s Annual Meeting on May 28, 2020, and not prior to June 30, 2020, subject to certain exceptions or warrant holder consent, the Company is generally prohibited from issuing securities for capital raising purposes (including under the at-the-market offering program) or in connection with mergers and acquisitions. Additionally, assuming approval by the Company’s stockholders and so long as the warrants remain outstanding, the Company may only issue up to $20,000 in aggregate gross proceeds under the Company’s at-the-market offering program at prices less than the exercise price of the warrants (currently $5.95 per share), and in no event more than $6,000 per quarter at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution price protection feature. If the Company’s stockholders do not approve the anti-dilution price protection features, the Company could be prevented from issuing additional securities altogether, which could have a materially adverse effect to the Company’s business. While the Company anticipates receiving approval of the anti-dilution price protection feature at the Annual Meeting of Stockholders on May 28, 2020, at this time, the Company cannot be assured of such approval.

On May 4, 2020, the Company submitted an irrevocable 30-day notice for the Additional Draw on the Senior Facility pursuant to the terms of the Senior Facility for $9,900 (refer to Note 12 and Note 25).

Due to uncertainties the Company may face in raising additional equity financing in the future, which may be further impacted by the economic downturn and COVID-19, an additional evaluation of management’s forecasts and plans was conducted to assess the Company’s ability to meet its contractual commitments and obligations over the next twelve months. There remains uncertainty given the unprecedented nature of the COVID-19 pandemic and the impact this may have on management’s assumptions used to develop these forecasts. Currently, management’s forecasts support the Company’s ability to meet all covenant compliance and its contractual obligations in the next twelve months such as payment of interest on the 5% convertible notes (refer to Note 11 and Note 17), payment of principal and interest on the Senior Facility (refer to Note 12 and Note 17), non-cancelable minimum purchase commitments for inventory (refer to Note 17), payment of the ABG finance liability (refer to Note 17), payment of the Company’s lease commitments (refer to Note 17) and payment of the Company’s Portugal construction commitments (refer to Note 17).

Should there be additional constraints on access to capital under the at-the-market program, the Company can manage cash-outflows through reduced capital expenditures and managing the operational expenses of the business that pertain to future investments that are discretionary in nature. Accordingly, the Company has concluded it is probable it can implement plans that would effectively mitigate the conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for the next twelve months.

These financial statements do not include any adjustments to the carrying amount and classification of reported assets, liabilities, revenues or expenses that might be necessary should the Company not be successful with the aforementioned initiatives. Any such adjustments could be material.

Change in comparative presentation

The Company lost its emerging growth company status effective December 31, 2019 and therefore reported as a large accelerated filer in the Annual Financial Statements. As a result, the Company complies with new and revised accounting standards applicable to public companies. In the fourth quarter of 2019, the Company adopted the following accounting pronouncements issued by FASB: ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”); ASU 2016-02, Leases, codified as ASC 842 (“ASC 842”); ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU, codified as ASC 606 (“ASC 606”); and ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), as described in the Annual Financial Statements, with an effective date of January 1, 2019. The comparative three months ended March 31, 2019 included in the financial statements reflects the new and revised accounting standards and therefore does not mirror the March 31, 2019 interim period condensed consolidated financial statements previously filed. The impact to statements of net loss and comprehensive loss for the three months ended March 31, 2019 is as follows:

	Net loss	Other comprehensive (loss) income
Unadjusted	$(30,301)	$933
Impact of adoption of accounting standards:
ASU 2016-01	1,389	(1,389)
ASC 842	(27)	—
ASU 2018-07	(430)	—
ASC 606	—	—
Adjusted	$(29,369)	$(456)

The statement of net loss and comprehensive loss for the three months ended March 31, 2019 was reclassified to conform to the current period’s presentation. Cost of sales, which was formerly presented as a single line item, is now broken out between product costs and inventory valuation adjustments. Loss on disposal of property and equipment, formerly presented in other expenses (income) is now presented in general and administrative expenses.

Allowance for credit losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was subsequently amended by ASU 2018-19, Codification Improvements, ASU 2019-04, Codification Improvements, ASU 2019-05, Targeted Transition Relief, ASU 2019-10, Effective Dates, and ASU 2019-11, Codification Improvements. These ASUs are referred to collectively as the new guidance on current expected credit loss (“CECL”). As a result of the adoption of the new CECL guidance on January 1, 2020, the Company has changed its accounting policy for the allowance for credit losses, as it relates to accounts receivable and available-for-sale debt securities. The adoption of the CECL guidance did not have a material impact on the consolidated financial statements at January 1, 2020.

Accounts receivable

The Company maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in its accounts receivable portfolio as of the reporting dates based on the projection of expected credit losses.

The Company applies the aging method to estimate the allowance for expected credit losses.  The aging method is applied to accounts receivables at the business unit level to reflect shared risk characteristics, such as receivable type, customer type and geographical location.  The aging method assigns accounts receivables to a level of delinquency and applies loss rates to each class based on historical loss experience. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the current classes and the expected future loss. This assessment incorporates all available information relevant to considering the collectability of its current classes, including considering economic and business conditions, default trends, changes in its class composition, among other internal and external factors. The expected credit loss estimates are adjusted for current conditions and reasonable supportable forecasts.

As part of the Company’s analysis of expected credit losses, it may analyze contracts on an individual basis in situations where such accounts receivables exhibit unique risk characteristics and are not expected to experience similar losses to the rest of their class.

Available-for-sale debt securities

The Company assesses its available-for-sale debt securities for impairment at each measurement date. When the fair value is less than the amortized cost, the Company assesses whether it intends to sell the security. When it is assessed that the Company will sell the security or the Company will be required to sell before recovery, the difference between the fair value and amortized cost is recorded as an impairment of assets in the statements of net loss and comprehensive loss. When the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery, the Company assesses whether a portion of the unrealized loss is a result of a credit loss. The Company recognizes the portion related to credit loss as credit loss expenses in general and administrative expenses within the statements of net loss and comprehensive loss and the portion of unrealized loss related to factors other than credit losses in other comprehensive loss. The Company determines the best estimate of the present value of cash flows expected to be collected from the available-for-sale debt securities on an individual basis based on past events, current conditions and forecasts relevant to the individual securities.

Disclosure framework - fair value measurement

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy contained in ASC Topic 820, (b) the policy for timing of transfers between levels, and (c) the valuation process used for Level 3 fair value measurements. ASU 2018-13 also adds, among other items, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The Company adopted ASU 2018-13 effective January 1, 2020 and such adoption did not have a material effect on its financial statements.

Warrants

In March 2020, the Company closed on a registered offering including Class 2 common stock, warrants and pre-funded warrants (refer to Note 13). As a result, the Company has adopted an accounting policy for warrants. Warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company's warrants are classified as liabilities and are recorded at fair value. The warrants are subject to remeasurement at each balance sheet date until settlement and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of net loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss.

Use of estimates and significant estimates

Allowance for credit losses – The Company’s projections of expected credit losses are inherently uncertain, and as a result the Company cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact the actual and projected expected credit losses and the related allowance for credit losses. Actual losses may vary from current estimates. Due to potential COVID-19 disruptions in the marketplace it is possible the Company may experience unforeseen and greater credit losses than anticipated or experienced historically.

Warrant liability – The Company estimates the fair value of the warrant liability using a Monte Carlo pricing model. The Company is required to make assumptions and estimates in determining an appropriate risk-free interest rate, volatility, term, dividend yield and discount due to exercise restrictions and fair value of common stock.

Net loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options and the incremental shares issuable upon conversion of the convertible notes. Potential dilutive common share equivalents consist of warrants, stock options, restricted stock units (“RSUs”) and restricted stock awards.

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As of March 31, 2020, there were 21,266,707 common share equivalents with potential dilutive impact (March 31, 2019 – 8,266,509). Since the Company is in a net loss for all periods presented in these financial statements, there is no difference between the Company’s basic and diluted net loss per share for the periods presented.

New accounting pronouncements not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting this ASU.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting this ASU.

2.	ABG Profit Participation Arrangement
The Company entered into a Profit Participation Arrangement (“ABG Arrangement”) with ABG Intermediate Holdings 2, LLC (“ABG”) on January 14, 2019 as described in the Annual Financial Statements.

On January 24, 2020, the Company entered into (i) an Amended and Restated Profit Participation Agreement (the “A&R Profit Participation Agreement”) with ABG, which amended and restated in its entirety the Profit Participation Agreement, dated January 14, 2019, and (ii) the First Amendment to Payment Agreement with ABG (the “Payment Agreement Amendment”), which amends the Payment Agreement, dated January 14, 2019. The Company and ABG agreed that Tilray no longer has any obligation to pay the additional consideration with an aggregate value of $83,333 in cash or in shares of Class 2 common stock. In addition, the Company is not entitled to any guaranteed minimum participation rights and beginning January 1, 2020 through December 31, 2028, the Company agreed that it is not entitled to any participation rights until such participation rights with respect to each contract year exceeds $10,000, and in the event the participation rights are achieved, the Company is entitled to the full 49% participation rights.

As a result of entering into the A&R Profit Participation Agreement and the Payment Agreement Amendment, the Company derecognized the ABG finance receivable of $7,011 recorded to impairment of assets through the statements of net loss and comprehensive loss and $28,900 through accumulated deficit in January 2020.

3.	Inventory

Inventory is comprised of the following items:

	March 31, 2020	December 31, 2019
Raw materials	$20,336	$15,926
Work-in-process	62,584	53,973
Finished goods	12,666	17,962
Total	$95,586	$87,861

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Three months ended March 31,
	2020	2019
Raw materials	$85	$—
Work-in-process	2,853	324
Finished goods	1,106	—
Total	$4,044	$324

During the three months ended March 31, 2020, cannabis products were written down by $3,247 (2019 – $324) and hemp products were written down by $797 (2019 – $0).

4.	Prepayments and Other Current Assets

Prepayments and other current assets are comprised of the following items:

	March 31, 2020	December 31, 2019
Deposits	$20,079	$25,490
Prepayments	4,376	5,847
Taxes receivable	6,611	6,165
ABG finance receivable - current	—	671
Total	$31,066	$38,173

5.	Investments

Other investments

Long-term investments are comprised of the following items:

	March 31, 2020	December 31, 2019
Equity investments at fair value	$1,838	$4,183
Equity investments under measurement alternative	14,232	14,954
Debt securities classified under available-for-sale method	5,180	5,047
Total other investments	$21,250	$24,184

 Unrealized losses recognized in other expenses (income) during the three months ended March 31, 2020 on equity investments still held at March 31, 2020 is $1,534 (2019 – gain of $1,396). There were no impairments or adjustments to equity investments under the measurement alternative for the three months ended March 31, 2020 and March 31, 2019.

The Company’s debt securities accounted for under the available-for-sale method consists of convertible debt instruments with contractual maturities in 2022. Total unrealized losses of $376 in accumulated other comprehensive income at March 31, 2020 (December 31, 2019 - $302) relates to the long-term available-for-sale debt securities. The Company’s allowance for credit losses on debt securities classified as available-for-sale is $0 at March 31, 2020 (December 31, 2019 – $0) and no related credit loss expenses were recorded during the three months ended March 31, 2020 (March 31, 2019 – $0).

Equity method investments

As of March 31, 2020, there are no changes to the status of the Company’s assessment of its joint ventures with Anheuser-Busch InBev (“AB InBev”) in Plain Vanilla Research Limited Partnership (“Fluent”) and the Company’s joint venture with Cannfections Group Inc. (“Cannfections”).

During the three months ended March 31, 2020, the Company made no capital contributions to Fluent (2019 - $0). The Company provides production support services to Fluent on a cost recovery basis. For the three months ended March 31, 2020, total fees charged were $1,880 (2019 - $0). Total amounts included in accounts receivable is $1,022 at March 31, 2020 (December 31, 2019 - $388). At March 31, 2020, the maximum exposure to loss is limited to the Company’s equity investment in Fluent.

During the three months ended March 31, 2020, the Company made no capital contributions to Cannfections (2019 - $0). At March 31, 2020, the maximum exposure to loss is limited to the Company’s equity investment in Cannfections.

The Company’s ownership interests in its equity method investments as of March 31, 2020 and December 31, 2019 and loss from equity method investments for the three months ended March 31, 2020 were as follows:

	Approximate	Carrying value	Gain (loss) from equity method investments for the three months ended
	ownership %	March 31, 2020	March 31, 2020
Investment in Fluent	50%	$5,419	$(1,819)
Investment in Cannfections	50%	3,408	71
Total equity method investments		$8,827	$(1,748)

	Approximate	Carrying value	Gain (loss) from equity method investments for the three months ended
	ownership %	December 31, 2019	March 31, 2019
Investment in Fluent	50%	$7,836	$—
Investment in Cannfections	50%	3,612	—
Total equity method investments		$11,448	$—

Summary financial information for the equity method investments on an aggregate basis was as follows:

	March 31, 2020	December 31, 2019
Current assets	$11,538	$13,942
Noncurrent assets	$4,525	$4,987
Current liabilities	$3,472	$1,561
Noncurrent liabilities	$—	$—

	Three months ended March 31,
	2020	2019
Revenue	$1,392	$—
Gross profit	$583	$—
Net loss	$(3,496)	$—

6.Allowance for Credit Losses

Accounts receivable

The Company maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses. The following table provides activity in the allowance for credit losses for the three months ended March 31, 2020:

Allowance for credit losses, January 1, 2020	$615
Provision for expected credit losses (1)	46
Write-offs charged against allowance	(19)
Recoveries of amounts previously written off	—
Foreign currency translation adjustment	(47)
Allowance for credit losses, March 31, 2020	$595
Accounts receivable balance before allowance for credit losses and provision for sales returns, March 31, 2020	$40,057
(1)	The provision for expected credit losses is recorded in general and administrative expenses

Available-for-sale debt securities

The Company holds investments in two available-for-sale debt securities, one of which is in an unrealized loss position.  The unrealized loss relates to an investment in the convertible debentures of a recreational cannabis company.  The investment has been held by the Company for less than twelve months and is deemed not to have a credit loss. The unrealized loss primarily reflects an extended period of general volatility in the cannabis industry, as well as the more recent volatility in the overall economy due to COVID-19.  The Company expects to recover the entire amortized cost basis of the security. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis. The following table provides the fair value and unrealized loss of the investment at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Fair value	$900	$945
Unrealized loss	$376	$302

7.	Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2020	December 31, 2019
Land	$6,117	$6,417
Buildings and leasehold improvements	109,413	109,172
Laboratory and manufacturing equipment	31,508	31,173
Office and computer equipment	2,514	2,659
Right-of-use ("ROU") assets under finance lease	13,628	14,753
Construction-in-process, not yet available for use	42,590	37,160
	205,770	201,334
Less: accumulated depreciation	(18,800)	(17,117)
Total	$186,970	$184,217

Refer to Note 17 for contractual commitments related to construction-in-process.

8.	Goodwill

The following table shows the change in carrying amount of goodwill:

	Hemp	Cannabis	Total
Balance as of December 31, 2019	$133,314	$29,937	$163,251
Foreign currency translation adjustment	(10,097)	(2,284)	(12,381)
Balance as of March 31, 2020	$123,217	$27,653	$150,870

Goodwill is tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. At March 31, 2020, the Company determined the hemp reporting unit, representing $123,217 of the $150,870 total goodwill, was at risk of having a carrying value exceeding the fair value. As a result, a quantitative test was performed to determine if impairment exists.  In performing the Company’s impairment analysis at March 31, 2020, the fair value of the hemp reporting unit was determined primarily by discounting estimated future cash flow, which were determined based on revenue and expense growth assumptions ranging from 9% to 38%, at a weighted average cost of capital (discount rate) ranging from 10% to 12%. The discounted future cash flow model also makes the key assumption that CBD revenue will commence to build in the third quarter of 2021. The fair value of the hemp reporting unit was determined to exceed the carrying value by $76,998, or 26%, and no impairment was recorded.

A relatively small change in the underlying assumptions, including a 1% change in the weighted average cost of capital, continued lack of clarity from the Food and Drug Administration regarding approval of CBD or the financial performance of the reporting unit in future years may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill.

9.Intangible Assets

Intangible assets are comprised of the following items:

	March 31,				December 31,
	2020				2019
	Cost	Accumulated Amortization	Impairment	Net	Cost	Accumulated Amortization	Impairment	Net
Definite-lived intangible assets:
Patent	$670	$130	$—	$540	$716	$99	$—	$617
Customer relationships	125,581	8,565	—	117,016	135,953	7,132	—	128,821
Developed technology	6,535	708	—	5,827	7,074	590	—	6,484
Websites	4,927	3,319	—	1,608	5,157	3,331	—	1,826
Trademarks and licenses	9,014	1,212	6,063	1,739	9,135	925	—	8,210
Total	146,727	13,934	6,063	126,730	158,035	12,077	—	145,958
Indefinite-lived intangible assets:
Cultivation license	9,873	—	—	9,873	10,689	—	—	10,689
Alef license	—	—	—	—	4,086	—	4,086	—
Trademarks	51,289	—	—	51,289	55,416	—	—	55,416
Rights under ABG Profit Participation Arrangement	16,765	—	16,765	—	119,366	—	102,601	16,765
Total	77,927	—	16,765	61,162	189,557	—	106,687	82,870
Total intangible assets	$224,654	$13,934	$22,828	$187,892	$347,592	$12,077	$106,687	$228,828

As of March 31, 2020, there are no intangible assets not yet available for use (December 31, 2019 – none). There were no significant additions to intangible assets during the three months ended March 31, 2020.

In connection with the preparation of these financial statements, the Company determined that the fair value (Level 3) of indefinite-lived rights under the ABG Profit Participation Arrangement and definite-lived trademarks under the Trademark and License Agreement with ABG for the use of the Prince trademark (“ABG Prince Agreement”) were below the carrying value. The decline in fair value of Rights under ABG Profit Participation Arrangement and ABG Prince Agreement is primarily due to decreased demand projections of CBD products in the United States, resulting in a reduced estimate of future cash flows. As a result, the Company incurred non-cash impairment charges of $16,765 and $6,063 representing the full net book values of the intangible assets relating to the ABG Profit Participation Agreement and ABG Prince Agreement respectively, presented in impairment of assets in the accompanying statements of net loss and comprehensive loss.

Amortization expenses for intangibles was $1,857 for the three months ended March 31, 2020 (2019 - $1,558). Expected future amortization expenses for intangible assets as at March 31, 2020 are as follows:

Year ending December 31,	Amortization
2020 (remaining nine months)	$7,392
2021	9,557
2022	9,033
2023	8,662
2024	8,658
Thereafter	83,428
Total	$126,730

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following items:

	March 31, 2020	December 31, 2019
Accrued payroll and employment related withholding taxes	$10,986	$24,765
Other accrued expenses and current liabilities	22,297	17,032
Accrued interest on Senior Facility	448	—
Accrued interest on convertible notes	11,875	5,938
ABG finance liability - current	875	1,500
Accrued legal and professional fees	158	1,174
Contingent consideration for acquisitions	393	420
Total accrued expenses and other current liabilities	$47,032	$50,829

During the three months ended March 31, 2020, the Company reduced its employee headcount in portions of its global organization to meet the needs of the current industry environment. The Company incurred $1,861 in severance costs, of which $1,580 is included in salaries within general and administrative expenses and $281 is included in cost of sales. Severance costs of $1,424 are allocated to the cannabis reportable segment and $437 are allocated to the hemp reportable segment. As at March 31, 2020, $1,523 was paid to employees and $338 is included in accrued payroll, relating to scheduled benefit payments which were communicated to employees prior to March 31, 2020. Subsequent to March 31, 2020, the Company continued to reduce its employee headcount (refer to Note 25).

11.	Convertible Notes
In October 2018, the Company issued convertible senior notes with a face value of $475,000 as described in the Annual Financial Statements.
As of March 31, 2020, the convertible notes are not yet convertible, and the Company is in compliance with all covenants.

The following table sets forth the net carrying amount of the convertible notes:

	March 31, 2020	December 31, 2019
5.00% Convertible Notes	$475,000	$475,000
Unamortized discount	(32,210)	(34,219)
Unamortized transaction costs	(9,983)	(10,571)
Net carrying amount	$432,807	$430,210

The following table sets forth total interest expense recognized related to the convertible notes:

	Three months ended March 31,
	2020	2019
Contractual coupon interest	$5,938	$5,938
Amortization of discount	2,009	1,892
Amortization of transaction costs	588	609
Total	$8,535	$8,439

12. Senior Facility

On February 28, 2020, High Park Holdings Ltd., a wholly owned subsidiary of the Company (“the Borrower”) entered into a credit agreement, denominated in Canadian dollars (“C$”), for a senior secured credit facility in a maximum aggregate principal amount of $59,600 (C$79,800) (the “Senior Facility”). An aggregate principal amount equal to $49,700 (C$66,500) was drawn on February 28, 2020 (the “Closing Date Draw”) and $9,900 (C$13,300) may be drawn at any point after May 28, 2020 (90 days following closing) at the Company’s election (the “Additional Draw”).

The Senior Facility bears interest on the outstanding principal balance at an annual rate equal to the Canadian prime rate plus 8.05%, calculated based on the daily outstanding balance of the Senior Facility calculated and compounded monthly in arrears and with no deemed reinvestment of monthly payments. Interest is due monthly throughout the term. The Closing Date Draw principal repayments of $394 (C$554) are due monthly which will result in an aggregate balance of $37,788 (C$53,200) due at February 28, 2022. The Company has the option to voluntarily prepay, without penalty, the outstanding amounts, in full or in part, at any time starting 6 months from the closing date subsequent to providing 75 days’ notice.

Transaction costs incurred on the Closing Date Draw were $3,306 (C$4,425). If the Company elects to exercise the Additional Draw it will incur transaction costs of $567 (C$798), payable only at the date of the Additional Draw. Transaction costs are deferred and amortized as a component of interest expense over the estimated term using the effective interest rate method.

The Senior Facility has first priority claims on all North American assets of the Company and contains certain affirmative and negative covenants. The operational covenant includes a minimum unrestricted cash threshold of $28,412 (C$40,000) in order for the Company to make additional capital expenditures and investments. The Senior Facility is collateralized against all real and personal property owned, leased and operated by the Company in North America, and any and all other property of the Company now existing and acquired in North America after the closing date. As of March 31, 2020, the Company was in compliance with all covenants set forth under the Senior Facility.

On May 4, 2020, the Company submitted an irrevocable 30-day notice for the Additional Draw, pursuant to the terms of the Senior Facility (refer to Note 25).
The following table sets forth the net carrying amount of the Senior Facility:

March 31, 2020
Senior Facility	$46,841
Unamortized transaction costs	(3,012)
Net carrying amount	$43,829
Less: current portion of Senior Facility	(4,723)
Total noncurrent portion of Senior Facility	$39,106

The following table sets forth total interest expense recognized related to the Senior Facility:

Three months ended March 31, 2020
Contractual interest at Canadian prime plus 8.05%	$480
Amortization of transaction costs	131
Total	$611

13.	Registered Offering and Warrants

On March 17, 2020 the Company closed a registered offering of 7,250,000 shares of the Company’s Class 2 common stock for $4.76 per share with an equal number of accompanying warrants and 11,750,000 pre-funded warrants for $4.7599 (the “pre-funded warrants”) with an equal number of accompanying warrants. The pre-funded warrants have an exercise price per share of Class 2 common stock of $0.0001 and are exercisable at any time after their original issuance and expire on the fifth anniversary date of issuance. The 19,000,000 total accompanying warrants (the “warrants”) allow the holders to purchase an aggregate of 19,000,000 shares of the Company’s Class 2 common stock. The warrants have an exercise price per share of Class 2 common stock of $5.95 and are exercisable at any time after the first trading day following the six-month anniversary of the issuance and will expire on the fifth anniversary date from the date they become exercisable.

The total gross proceeds of the registered offering was $90,439, of which $21,025 was allocated to the Class 2 common stock at the offering close and $69,414 was allocated to the warrant liability. Issuance costs incurred on the registered offering was $5,150, of which $3,953 was recorded to other expenses (income) in the statements of net loss and comprehensive loss and $1,197 was allocated to the Class 2 common stock and recorded net against the allocated gross proceeds in additional paid-in-capital.

The pre-funded warrants and warrants contain anti-dilution price protection features, subject to stockholder approval, which adjust the exercise price of pre-funded warrants and warrants if the Company subsequently issues Class 2 common stock at a price lower than the exercise price of the pre-funded warrants and warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the pre-funded warrants and warrants will be adjusted accordingly. At March 31, 2020, the anti-dilution price protection features remain subject to stockholder approval at the Company’s Annual Stockholders’ Meeting on May 28, 2020 and there are no triggering events during the three months ended March 31, 2020.

The Company's pre-funded warrants and warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, an event outside the control of the Company. The holders, at their sole discretion, may elect to effect a cashless exercise, and be issued un-registered shares in accordance with Section 3(a)(9) of the 1933 Act.  In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of Class 2 common stock due to be issued multiplied by any trading price of the Class 2 common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered Class 2 common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

Pre-funded warrants and warrants outstanding at March 31, 2020, and related activity for the three months ended March 31, 2020 is as follows (reflects the number of Class 2 common stock as if the warrants were converted to Class 2 common stock):

Description	Classification	Exercise price	Expiration date	Balance December 31, 2019	Issued	Exercised	Balance March 31, 2020
Pre-Funded Warrants	Liability	$0.0001	March 17, 2025	—	11,750,000	(11,750,000)	—
Warrants	Liability	$5.95	March 17, 2025	—	19,000,000	—	19,000,000
			Total	—	30,750,000	(11,750,000)	19,000,000

        The Company estimated the fair value of the Warrant liability at March 31, 2020 using the Monte Carlo pricing model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	0.94%
Expected volatility	118%
Expected term	5.5 years
Expected dividend yield	0%
Strike price	$5.95
Fair value of common stock	$6.88
Discount due to exercise restrictions	17%

Expected volatility is based on the historical volatility of the Company's common stock since its initial public offering in 2018.

14.	Stockholders’ Equity

Common and preferred stock

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of March 31, 2020. The liquidation and dividend rights are identical among Class 1 common stock and Class 2 common stock, and all classes of common stock share equally in the Company’s earnings and losses.

	Par Value	Authorized	Voting Rights
Class 1 common stock	$0.0001	250,000,000	10 votes for each share
Class 2 common stock	$0.0001	500,000,000	1 vote for each share
Preferred stock	$0.0001	10,000,000	N/A

On March 17, 2020 the Company closed the registered offering, issuing 7,250,000 shares of the Company’s Class 2 common stock along with pre-funded warrants and warrants (refer to Note 13). During the period from the close of the registered offering and

March 31, 2020, all pre-funded warrants were exercised at a price per share of $0.0001 and the Company issued 11,750,000 Class 2 common stock (refer to Note 13).

During the three months ended March 31, 2020, the Company issued 2,265,115 shares of Class 2 common stock for gross proceeds of $27,579 under the at-the-market equity offering. Transaction costs of $552 were recorded net against the allocated gross proceeds in additional paid-in-capital. The warrants issued as part of the registered offering prohibit the Company from issuing any additional Class 2 common stock prior to receipt of stockholder approval of the anti-dilution price protection features, at any price lower than $11.90 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). Unless and until the Company receives stockholder approval, which will be sought at the Company’s Annual Meeting on May 28, 2020, of the anti-dilution price protection feature and not prior to June 30, 2020, subject to certain exceptions or warrant holder consent, the Company is generally prohibited from issuing securities for capital raising purposes (including under the at-the-market offering program) or in connection with mergers and acquisitions. Additionally, assuming approval by the Company’s stockholders and so long as the warrants remain outstanding, the Company may only issue up to $20,000 in aggregate gross proceeds under the Company’s at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6,000 per quarter, at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution price protection features. If the Company’s stockholders do not approve the anti-dilution price protection features, the Company could be prevented from issuing additional securities altogether, which could have a materially adverse effect to our business. While the Company anticipates receiving approval of the anti-dilution price protection features at the Stockholders’ Annual Meeting on May 28, 2020, the Company cannot be assured of such approval.

The Company’s future ability to pay cash dividends on Class 2 common stock is limited by the terms of the Senior Facility and cannot be paid without the consent of the lender.

15.	Stock-based Compensation

Original Stock Option Plan

Certain employees of the Company participate in the equity-based compensation plan of Privateer Holdings, Inc. (the “Original Plan”) under the terms and valuation method detailed in our annual financial statements. For the three months ended March 31, 2020, the total stock-based compensation expense associated with the Original Plan was $162 (2019 – $110). As of March 31, 2020 the total remaining unrecognized stock-based compensation expense related to non-vested stock options under the Original Plan amounted to $676 which will be recognized over the weighted-average remaining requisite service period of approximately 0.8 years.

Stock option activity under the Original Plan is as follows:

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	3,014,004	$3.04	5.8	$44,108
Exercised	(217,982)	0.27
Forfeited	(36,612)	4.21
Cancelled	(3,197)	4.44
Balance March 31, 2020	2,756,213	$3.20	5.6	$39,680
Vested and expected to vest, March 31, 2020	2,742,644	$3.18	5.6	$39,525
Vested and exercisable, March 31, 2020	2,563,446	$3.00	5.4	$37,319

No stock options were granted under the Original Plan during the three months ended March 31, 2020 and March 31, 2019. The total fair value of stock options vested as of March 31, 2020 was $169 (2019 – $95).

New Stock Option and Restricted Stock Unit Plan

The Company adopted the 2018 Equity Incentive Plan (the “2018 EIP”) as amended and approved by stockholders in May 2018 under the terms and valuation methods detailed in the Annual Financial Statements. The number of shares of Class 2 common stock reserved for issuance under the 2018 EIP automatically increases on January 1 of each calendar year, for a period of not more than ten years, starting on January 1, 2019 and ending on and including January 1, 2027, in an amount equal to 4% of the total number of shares of our common stock outstanding on December 31 of the prior calendar year, or a lesser number of shares determined by our Board of Directors. The shares reserved include only the outstanding shares related to stock options and RSUs and excludes stock options outstanding under the Original Plan. The number of shares reserved for issuance under the 2018 EIP is 17,037,421, effective as of January 1, 2020 (December 31, 2019 – 12,926,172). For the three months ended March 31, 2020, total stock-based compensation expense associated with the 2018 EIP was $7,515 (2019 - $5,626). As of March 31, 2020, the total remaining unrecognized stock-based compensation expense related to non-vested stock options and restricted stock units (“RSUs”) under the 2018 EIP amounted to $58,318 which will be recognized over the weighted average remaining requisite service period of approximately 1.94 years.

Stock option and RSU activity under the 2018 EIP are as follows:

Time-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	5,307,130	$14.04	8.4	$44,297
Granted	—	—
Exercised	(169,817)	7.76
Forfeited	(95,340)	17.04
Cancelled	(5,596)	62.32
Balance March 31, 2020	5,036,377	$14.14	8.1	$—
Vested and expected to vest, March 31, 2020	4,863,171	$13.93	8.1	$—
Vested and exercisable, March 31, 2020	2,707,014	$12.29	8.1	$—

During the three months ended March 31, 2020, no time-based stock options were granted under the 2018 EIP (2019 – 10,000). The weighted-average fair values of stock options granted during the three months ended March 31, 2020 was $0 per share (2019 – $45.67). The total fair value of stock options vested as of March 31, 2020 was $25,426 (2019 – $6,085).

Performance-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	520,000	$7.76	8.4	$4,872
Granted	—	—		—
Exercised	—	—
Forfeited	—	—		—
Cancelled	—	—		—
Balance March 31, 2020	520,000	$7.76	8.1	$—
Vested and expected to vest, March 31, 2020	520,000	$7.76	8.1	$—
Vested and exercisable, March 31, 2020	520,000	$7.76	8.1	$—

No performance-based stock options were granted under the 2018 EIP during the three months ended March 31, 2020 and March 31, 2019. The total fair value of stock options vested as of March 31, 2020 was $0 (2019– $955).

Time-based RSU activity

	Time-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2019	1,423,392	$42.05
Granted	752,283	11.20
Vested	(154,642)	55.92
Forfeited	(186,454)	45.27
Non-vested March 31, 2020	1,834,579	$27.90

During the three months ended March 31, 2020, 752,283 (2019 – 320,351) time-based RSUs were granted. During the three months ended March 31, 2020, 154,642 (2019 – none) time-based RSUs vested.

Performance-based RSUs activity

	Performance-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2019	265,625	$7.76
Vested	(53,125)	7.76
Non-vested March 31, 2020	212,500	$7.76

No performance-based RSUs were granted during the three months ended March 31, 2020 (2019 – none). During the three months ended March 31, 2020, 53,125 (2019 – 425,000) performance-based RSUs vested .

16.	Accumulated Other Comprehensive (Loss) Income (“AOCI”)
The components of AOCI, net of tax, were as follows:
	Foreign Currency Translation Adjustments	Unrealized (loss) gain on available-for-sale debt securities	Total
Balance as at December 31, 2019	$10,021	$(302)	$9,719
Other comprehensive loss:
Change in foreign currency translation	(16,633)	—	(16,633)
Change in unrealized losses on available-for-sale debt securities	—	(74)	(74)
Balance as at March 31, 2020	$(6,612)	$(376)	$(6,988)

17.	Commitments and Contingencies

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. The Company records a loss contingency if the information available indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. In the opinion of management, such claims do not meet the criteria to record a loss contingency.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2027.

Maturities of lease liabilities:

Year ending December 31,	Operating Leases	Finance Leases
2020 (remaining nine months)	$2,799	$614
2021	3,025	798
2022	2,944	5,686
2023	2,844	11,545
2024	2,443	—
Thereafter	7,801	—
Total lease payments	$21,856	$18,643
Imputed interest	3,161	5,430
Obligations recognized	$18,695	$13,213

Purchase commitments

The following table reflects the Company’s future non-cancellable minimum purchase commitments for inventory as of March 31, 2020:
	Total	2020 (remaining nine months)	2021	2022	2023	2024	Thereafter
Purchase commitments	$113,047	$111,445	$1,530	$36	$36	$—	$—
Total	$113,047	$111,445	$1,530	$36	$36	$—	$—

As a result of changing industry dynamics, the Company is currently in the process of re-negotiating the terms of several supply agreements, including quantities and pricing, related to cannabis CBD, cannabis extracts/oils, and hemp flower. The re-negotiations are ongoing and there can be no assurance that terms satisfactory to the Company can be reached on a timely basis, or at all.

In 2018, the Company signed an agreement with Rose Lifescience Inc. (“Rose”) for distribution and marketing of product in Quebec in exchange for a minimum fee of $384 per annum for an initial term of five years. The Company has agreed to purchase the lesser of 2,000 Kg per year or 40% of the production of Cannabis at a rate of 115% of cost of goods sold from the Rose facility. As the purchase commitment is an undeterminable variable amount, it is excluded from the above schedule.

In 2018, the Company entered into a Product and Trademark License Agreement with Docklight LLC, a related party (refer to Note 21), to use certain intellectual property rights in exchange for payment of royalty depending upon specified percentage of licensed product net sales. As the purchase commitment is an undeterminable variable amount, it is excluded from the above schedule.

Other commitments

The Company has payments on the ABG finance liability (refer to Note 10), convertible notes (refer to Note 11) and the Senior Facility (refer to Note 12) as follows:

	Total	2020 (remaining nine months)	2021	2022	2023	2024	Thereafter
ABG finance liability	$8,000	$500	$1,500	$1,500	$1,500	$1,500	$1,500
Convertible notes, principal and interest	570,000	23,750	23,750	23,750	498,750	—	—
Senior Facility, principal and interest	55,765	7,918	9,001	38,846	—	—	—
Portugal construction commitments	17,423	17,423	—	—	—	—	—
Total	$651,188	$49,591	$34,251	$64,096	$500,250	$1,500	$1,500

18.	Revenue from Contracts with Customers

The Company reports two segments: cannabis and hemp, in accordance with ASC 280 Segment Reporting. The Company generates revenues from the cannabis and hemp segments through contracts with customers, each with a single performance obligation, being the sale of products. The Company determines that revenue information disclosed in business segment information in Note 24 disaggregates revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

For certain long-term arrangements, the Company has performance obligations for goods it has not yet delivered. For these arrangements, the Company does not have a right to bill for the undelivered goods. The Company has determined that any unbilled consideration relates entirely to the value of undelivered goods. Accordingly, the Company has not recognized revenue, and has elected not to disclose amounts, related to these undelivered goods. As of March 31, 2020 and December 31, 2019, other than accounts receivable, net of allowance for credit losses and provision for sales returns, the Company has no contract balances in the balance sheets.

19.	General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Three months ended March 31,
	2020	2019
Salaries	$7,296	$6,411
Professional fees	4,521	2,457
Travel expenses	963	721
Other expenses	4,493	2,698
Credit loss expenses	46	536
Loss on disposal of property and equipment	457	111
Total	$17,776	$12,934

20.	Supplemental Cash Flow Information
	Three months ended March 31,
	2020	2019
Cash paid for interest	$704	$73
Non-cash financing activities
Shares issued for employee compensation	$—	$649
Non-cash investing
Acquisition of Manitoba Harvest	$—	$195,407
Acquisition of Natura	$—	$38,980
Investment in ABG Profit Participation Arrangement, net of receivable	$—	$94,805

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$854	$247
Operating cash flows from finance leases	$142	$—
Financing cash flows from finance leases	$105	$—
Non-cash additions to Right-of-use assets and lease liabilities
Operating leases	$423	$3,431
Finance leases	$—	$—

21.	Related Party Transactions

In the normal course of business, the Company enters into related party transactions with certain entities under common control and joint ventures as described in the Annual Financial Statements and detailed below.

Leafly Holdings, Inc. (“Leafly”)

The Company has a series of agreements with Leafly providing for, among other things, data licensing, advertising and marketing activities. During the three months ended March 31, 2020, operational expenses of $129 was recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $0).

Docklight LLC (“Docklight”)

The Company pays Docklight a royalty fee pursuant to a brand licensing agreement which provides the Company with exclusive rights in Canada for the use of certain adult-use brands. During the three months ended March 31, 2020, royalty fees of $221 were recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $59). Refer to Note 17 for purchase commitments with Docklight.

Ten Eleven Management LLC (“Ten Eleven”)

In January 2020 the Company entered into a management agreement with Ten Eleven Management LLC (“Ten Eleven”) for a four-month term ending April 30, 2020, pursuant to which Ten Eleven provides the Company with certain general administrative and corporate services on an as-requested basis for a monthly service fee. During the three months ended March 31, 2020, management services of $53 was recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $50).

The Company sub-leases a portion of certain office space to Ten Eleven. Ten Eleven’s lease payments are based on the pro-rata share of space that they occupy, with annual lease payments of $470. The sub-lease currently expires in December 2020 and provides Ten Eleven with the option to renew for an additional 12 months, with such renewal options being automatic each year until such time as notice is provided to the Company, or the Company provides notice to Ten Eleven that the lease will be terminated.  For the three months ended March 31, 2020, $118 of sublease income is recorded in other income, net (2019 - $0).

Fluent and Cannfections

The Company has joint venture arrangements with a 50% ownership and voting interest in each Fluent and Cannfections. Refer to Note 5 for details over transactions with these entities for the three months ended March 31, 2020.

Aircraft Time Share Reimbursement

The Company had entered into an aircraft time-share agreement and a lease consent and subordination agreement with Brendan Kennedy, our Chief Executive Officer, whereby the Company has access to and use of an aircraft owned by Mr. Kennedy on an as-needed basis for business purposes. Pursuant to this arrangement, the Company reimburses Mr. Kennedy for certain related aircraft expenses. For the three months ended March 31, 2020, the Company incurred $261 of fees which is included in general and administrative expenses (2019 – $0).

Accounts payable due to related parties

At March 31, 2020, the Company has accounts payable due to related parties of $748 (December 31, 2019 - $68).
22.	Financial Instruments

Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents are deposited in major financial institutions in Canada, Australia, Portugal, Germany and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured and the Company does not require collateral from its customers.

The Company is also exposed to credit risk from the potential default by any of its counterparties on its financial assets.

The Company evaluates the collectability of its accounts receivable and provides an allowance for credit losses as necessary (refer to Note 6).

Due to the uncertainties associated with COVID-19, the Company may be unable to accurately predict the creditworthiness of its counterparties and their ability to meet their obligations. This may result in unforeseen additional credit losses.

Foreign currency risk

The Company conducts its business in several countries and in a variety of currencies, the most significant of which are Canada and the Canadian dollar and the Euro. Consequently, the Company is exposed to foreign currency risk. A significant portion of the Company’s assets, liabilities, revenue, and expenses are denominated in Canadian dollars. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $25,465 as of March 31, 2020, with a corresponding impact to accumulated other comprehensive (loss) income. The Company is also exposed to risk related to changes in the value of the Euro’s due to its one construction commitment in Portugal.

Interest rate risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s outsanding debt. The Company is exposed to changes to the Canadian prime rate as the Senior Facility bears interest based on the Canadian prime rate plus 8.05%. The convertible notes bear interest at a fixed rate of 5% and are not publicly traded and is therefore are not affected by changes in the market interest rates. A 1% change in the Canadian prime rate would have an impact of $44 to the statements of net loss and comprehensive loss for the three months ended March 31, 2020.

Liquidity risk

The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash flows generated from operations to meet its requirements. As of March 31, 2020, the most significant financial liabilities are accounts payable, accrued expenses and other current liabilities, convertible notes and the Senior Facility.

23.	Fair Value Measurement

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2020
Investments
Equity investments measured at fair value	$1,838	$—	$—	$1,838
Debt securities classified as available-for-sale	639	—	4,541	5,180
Acquisition-related contingent consideration	—	—	(393)	(393)
Warrant liability	—	—	(92,339)	(92,339)
Total recurring fair value measurements	$2,477	$—	$(88,191)	$(85,714)

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2019
Investments
Equity investments measured at fair value	$4,183	$—	$—	$4,183
Debt securities classified as available-for-sale	727	—	4,320	5,047
Acquisition-related contingent consideration	—	—	(420)	(420)
Total recurring fair value measurements	$4,910	$—	$3,900	$8,810

Items measured at fair value on a recurring basis

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, debt securities classified as available-for-sale, acquisition-related contingent consideration and warrant liability.

Debt securities classified as available-for-sale and equity investments recorded at fair value: The estimated fair value is determined using quoted market prices, broker or dealer quotations or discounted cash flows.

Acquisition-related contingent consideration: Contingent consideration is recorded in accrued expenses and other current liabilities and reflects the fair value of consideration related to the acquisition of Smith & Sinclair that may have to be paid  if certain revenue targets are met during 2020, as well as targets related to the launch of CBD products in the United States and Europe, and THC products in Canada by 2020. Significant increases (decreases) in the expected revenue levels or in any of the probabilities of achieving the established milestones, or decreases (increases) in the discount rate, would result in a significantly higher (lower) fair values associated with the contingent consideration. The contingent consideration is reassessed and adjusted to fair value at each reporting date in acquisition-related (income) expense, net.

Warrant liability: The warrants associated with the warrant liability are classified as Level 3 derivatives. Consequently, the estimated fair value of the warrant liability is determined using the Monte Carlo pricing model (refer to Note 13). The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. Any significant adjustments to the unobservable inputs disclosed in the table below would have a direct impact on the fair value of the warrant liability.

The opening balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled to the closing balances as follows:

	Debt securities classified as available-for- sale	Acquisition- related contingent consideration	Warrant liability
Opening balance as at December 31, 2019	$4,320	$(420)	$—
Additions and settlements
Additions	—	—	(69,414)
Exercise	—	—	49,053
Total gains or losses for the period:	—	—	—
Included in net loss	—	—	—
Interest expenses, net	221	—	—
Change in fair value of warrant liability	—	—	(71,978)
Foreign currency translation loss, net	—	27	—
Closing balance as at March 31, 2020	$4,541	$(393)	$(92,339)

	Quantitative information about Level 3 fair value measurements
	Fair value at March 31, 2020	Valuation technique	Unobservable input	Range (weighted average)
			Discount rate	16.5%
Debt securities classified as available-for-sale	$4,541	Discounted cash flow	Probability of conversion/ prepayment	nil
			Probability of default	nil
Acquisition-related contingent consideration	$(393)	Discounted cash flow	Discount rate	15%
			Assumed likelihood of milestone payments	50% - 90%
			Volatility	118%
Warrant liability	$(92,339)	Monte Carlo	Restriction	17%
			Expected life	0.5 years to 5.5 years (2.5 years)
Items measured at fair value on a non-recurring basis

The Company's prepayments and other current assets, long lived assets, including property and equipment, goodwill and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. In connection with an evaluation of such assets during the three months ended March 31, 2020, the carrying values of the ABG finance receivable and certain intangible assets were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 3 inputs (refer to Note 2 and Note 9).

The estimated fair value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other current liabilities, convertible notes and Senior Facility at March 31, 2020 (December 31, 2019 – the fair value of all aforementioned, except the Senior Facility which was entered into in 2020) approximate their carrying value.

24.	Business Segment Information

The Company has two operating segments based on major product categories: cannabis and hemp. These operating segments are also the Company’s reportable segments.

The cannabis segment cultivates, processes and distributes medical and adult-use cannabis products in a variety of formats, as well as related accessories, on a global basis. The hemp segment processes and distributes a diverse portfolio of hemp-based natural and organic food and wellness products within North America.

The results of each segment are regularly reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, to assess the performance of the segment and make decisions regarding the allocation of resources. The Company’s chief operating decision maker uses revenue and gross profit as the measure of segment profit or loss. The accounting policies of each segment are the same as those set out under the summary of significant accounting policies in Note 1. There are no intersegment sales or transfers.

The comparative three months ended March 31, 2019 have been recast to reflect to the current segment structure.

	Three months ended March 31,
	2020		2019
	Revenue	Gross profit	Revenue	Gross profit
Cannabis	$30,776	$2,926	$17,456	$3,621
Hemp	$21,326	$7,944	$5,582	$1,764
Total	$52,102	$10,870	$23,038	$5,385

No asset information is provided for the segments because the Company’s chief operating decision maker does not review this information by segment on a regular basis.

Total revenue and gross profit for the reportable segments is equal to the Company’s consolidated revenue and gross profit.

	Three months ended March 31,
	2020	2019
Gross profit for the segments	$10,870	$5,385
General and administrative expenses	17,776	12,934
Sales and marketing expenses	17,876	7,821
Research and development expenses	1,258	1,048
Depreciation and amortization expenses	3,591	1,865
Stock-based compensation expense	7,677	5,736
Impairment of assets	29,839	—
Acquisition-related expenses, net	2,355	4,424
Loss from equity method investments	1,748	—
Foreign exchange loss, net	28,069	179
Change in fair value of warrant liability	71,978	—
Interest expenses, net	9,146	8,744
Finance income from ABG	—	(135)
Other expense (income), net	4,651	(3,845)
Loss before income taxes	$(185,094)	$(33,386)

Sources of revenue were as follows:

	Three months ended March 31,
	2020	2019
Dried cannabis	$19,696	$10,936
Cannabis extracts	10,545	6,454
Hemp products	21,326	5,582
Accessories and other	535	66
Total	$52,102	$23,038

Channels of revenue were as follows:

	Three months ended March 31,
	2020	2019
Cannabis
Adult-use	$20,919	$7,880
Canada - medical	4,051	2,998
International - medical	5,806	1,811
Bulk	—	4,767
Total Cannabis revenue	$30,776	$17,456
Hemp	21,326	5,582
Total	$52,102	$23,038

Revenue attributed to geographic region based on the location of the customer was as follows:

	Three months ended March 31,
	2020	2019
Canada	$29,488	$17,002
United States	16,530	4,225
Other countries	6,084	1,811
Total	$52,102	$23,038

Long-lived assets consisting of property and equipment, net of accumulated depreciation, attributed to geographic regions based on their physical location were as follows:

	March 31, 2020	December 31, 2019
Canada	$131,915	$144,065
Portugal	50,069	36,908
United States	4,824	3,171
Other countries	162	73
Total	$186,970	$184,217

Three customers accounted for 26%, 16%, and 13% of revenue, respectively, for the three months ended March 31, 2020. One customer accounted for 13% of the Company’s revenue for the three months ended March 31, 2019.

Two customers accounted for 18% and 12%, respectively, of the Company’s accounts receivable balance as of March 31, 2020. Two customers accounted for 20% and 10%, respectively, of the Company’s accounts receivable balance as of December 31, 2019.

25. Subsequent Events

Subsequent to March 31, 2020, the Company continued to reduce its employee headcount and incurred an additional $466 in severance costs, partly in response to the volatile economic environment. All of the additional severance costs relate to the cannabis reportable segment. Management continues to evaluate its cost structure and may take further actions in the future and incur additional related costs.

On March 25, 2020, the Board of Directors of the Company unanimously approved the pro rata release of 11,000,000 shares of Class 2 common stock held by the former equity holders of Privateer Holdings, Inc. (“Privateer Holdings”).  The shares were released from lock-up agreements entered under the Downstream Merger completed on December 12, 2019, as described in the Annual Financial Statements. The waiver and release took effect on April 3, 2020, and the released shares may be sold on or after that date, subject to applicable securities law or contractual limitations.

On May 4, 2020, the Company submitted an irrevocable 30-day notice for the Additional Draw (refer to Note 12), pursuant to the terms of the Senior Facility (refer to Note 12), which will provide the Company an additional $9,900 (C$13,300) financing on June 3, 2020. The Additional Draw will incur transaction costs of $567 (C$798), payable on receipt of the financing and will increase monthly principal payments by $83 (C$111) with the remaining principal balance due in full upon maturity on February 28, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC and Canadian public filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Amounts are presented in thousands of United States dollars, except for shares, warrants, per share amounts and per warrant amounts or as otherwise noted. The Canadian dollar (“C$”) equivalents presented are derived using the average exchange rate during the reporting period. Amounts are individually converted by multiplying the United States dollar to Canadian dollar rate to determine the Canadian dollar amount.

We lost our emerging growth company status effective December 31, 2019 and therefore reported as a large accelerated filer in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Financial Statements”). As a result, we comply with new and revised accounting standards applicable to public companies. The comparative three months ended March 31, 2019 included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation reflects the new and revised accounting standards and therefore does not mirror the March 31, 2019 interim period condensed consolidated financial statements previously filed.

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

On February 28, 2020, we entered into a credit agreement for a senior secured credit facility, denominated in Canadian dollars, for a maximum aggregate principal amount of $59.6 million (C$79.8 million) (the “Senior Facility”). An aggregate principal amount equal to $49.7 million (C$66.5 million) was drawn on February 28, 2020 and $9.9 million (C$13.3 million) may be drawn at any point after May 28, 2020 (90 days following closing) at our election.

On March 17, 2020, we closed an underwritten registered offering of 7,250,000 shares of Class 2 common stock for $4.76 per share with the equal number of accompanying warrants and 11,750,000 pre-funded warrants for $4.7599 (the “pre-funded warrants”) with the equal number of accompanying warrants. The pre-funded warrants have an exercise price per share of Class 2 common stock of $0.0001 and were exercisable at any time after their original issuance and expire on the fifth anniversary date of issuance. The pre-funded warrants were exercised in full during the three months ended March 31, 2020. The 19,000,000 total accompanying warrants (the “warrants”) allow the holder to purchase 19,000,000 shares of the Company’s Class 2 common stock. The warrants have an exercise price per share of Class 2 common stock of $5.95 and are exercisable at any time after the first trading day following the six-month anniversary of the issuance and will expire on the fifth anniversary date from the date they become exercisable. Our net proceeds from this offering was $85.3 million (gross proceeds of $90.4 million).

During the three months ended March 31, 2020, we issued 2,265,115 shares of Class 2 common stock for gross proceeds of approximately $27.6 million under the at-the-market equity offering program.

During the three months ended March 31, 2020 we reduced headcount in all areas of the organization in order to better align our cost structure with the current business environment. A total of 258 positions were eliminated with an expected annualized savings impact, net of severance costs, of $21.0 million. In addition to headcount reductions, we have undertaken other efforts to become leaner and more efficient which will result in future additional cost savings of approximately $19.0 million, totaling approximately $40.0 million in overall cost savings annually. We continue to evaluate our cost structure in light of business conditions and COVID-19 and may take additional actions during the year.

COVID-19

On February 28, 2020, the World Health Organization (“WHO”) raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. Much of the global efforts to contain or slow the spread of COVID-19 have been unsuccessful to date. Economic activity around the world has been severely restricted and negatively impacted by the COVID-19 outbreak.  In response, governments of many countries, provinces and geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego time outside their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. The global pandemic of COVID-19 continues to rapidly evolve and the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change.

Our priority is the health and safety of our employees and their families. In response, we have implemented remote work arrangements for all office personnel and restricted business travel as of mid-March. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. Our global operational sites have been reduced to business-critical personnel only and physical distancing measures are in effect. Based on information available to us as of the date of this report, we believe we will be able to deliver our products to meet customer orders on a timely basis and, therefore, we expect our products will continue to be available for purchase to meet consumer demand and patient needs.

Although our operational sites remain open, mandatory or voluntary self-quarantines may further limit the staffing of our facilities. This, together with impacts on our supply chain and the continued uncertainty around the COVID-19 outbreak, may negatively impact our future production volumes. We continue to monitor customer and consumer demand and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the evolving COVID-19 situation. Considering the evolving health, social, economic, and business environment, governmental regulation or mandates, and business disruptions that could occur, the potential impact that COVID-19 may have on our financial condition and operating results remains highly uncertain.

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

(financial data is expressed in United States dollars)

	Three months ended March 31,
	2020	2019	Change	% Change
Kilograms equivalents sold - cannabis	5,794	3,012	2,782	92%
Kilograms harvested - cannabis	9,532	8,394	1,138	14%
Thousand units sold - hemp products	1,878	621	1,257	202%
Average net selling price per gram - cannabis	$5.28	$5.60	$(0.32)	(6)%
Average cost per gram sold - cannabis	$3.97	$4.06	$(0.09)	(2)%
Average gross selling price per unit - hemp products	$11.35	$9.73	$1.62	17%

Kilogram equivalents sold – cannabis. We sell two product categories: (1) dried cannabis, which includes whole flower and ground flower, and (2) cannabis extracts, which includes full-spectrum and purified oil drops and capsules. Cannabis extracts are converted to flower equivalent grams based on the type and number of dried cannabis grams required to produce extracted cannabis in the form of cannabis oils. This conversion ratio is based on the amount of active cannabinoids in the products rather than the volume of oil.

Total kilogram equivalents sold increased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to increases in adult-use driven by the launch of our phase two products, which we refer to as Cannabis 2.0 products, in December 2019. We expect to continue to increase kilogram equivalent grams sold as our Portuguese growing facility begins to produce dried cannabis flower and extracts during the year.

Kilograms harvested – cannabis. Kilograms harvested represents the weight of dried whole plants post-harvest, drying and curing. This operating metric is used to measure the production efficiency of our facilities and production team.

Total kilograms harvested increased for the three months ended March 31, 2020 from the comparable periods in 2019 primarily due to additional operational capacity through ramp up of new production facilities and the acquisition of Natura Naturals Holdings Inc. (“Natura”) in February 2019.

It is our expectation that harvested quantities will continue to increase in 2020 due to improved efficiency at our production facilities as our operational processes mature and capital expansion plans progress. Our current production and manufacturing footprint in Canada is approximately 1.0 million square feet and our footprint in Portugal is approximately 2.6 million square feet, for a total of 3.6 million square feet worldwide. Our current growing space in Portugal is made up of 20 hectares of outdoor growing space in Alentejo, 1 hectare of greenhouse and 4 hectares of outdoor growing space in Cantanhede, and 65,000 square feet of manufacturing, processing, research, and office space in Cantanhede. We are currently under construction to complete an additional 3.4 hectares of greenhouse in Cantanhede during 2020. Due to COVID-19, however, we have experienced construction delays and there is some uncertainty related to the actual completion dates of the additional growing space. If we are unable to complete construction in a timely manner due to COVID-19, we may not achieve all our expected sales increases during the year. We are actively working with our contractors to maintain appropriate physical distancing at our construction site in an effort to continue all construction activities and meet recently revised completion dates.

Thousand units sold – hemp products. As a result of the acquisition of FHF Holdings Ltd. (“Manitoba Harvest”) in February 2019, we sell hemp products such as shelled hemp seed, ground hemp, broad spectrum hemp extract containing CBD and hemp seed oil that are tracked by individual units.

Hemp products sold for the three months ended March 31, 2020 increased from the comparable period in 2019 as this represents a full quarter of sales compared to a partial quarter in 2019. Nevertheless, due to COVID-19 and the associated restrictions on retail shopping and potential permanent changes in consumer behavior, we may not be able to continue to grow sales in our key sales channels. Our sales team is exploring ways to mitigate any effects of slowing sales due to COVID-19 including expanding our presence on Amazon and enhancing our selling capabilities of our own website.

Average net selling price per gram – cannabis. The average net selling price per gram is an indicator that shows our pricing trends over time on a gram equivalent basis and is impacted by sales mix, channel and product type. We exclude revenue associated with hemp products, accessories and freight sales to arrive at cannabis-related revenue. We calculate average net selling price per gram by dividing cannabis-related revenue by kilogram equivalents sold. As Cannabis 2.0 products become a larger percentage of our mix, and because Cannabis 2.0 products include more value-added activities and the cannabis inputs will be a lower portion of the overall cost and value of the products, we may change this operating metric from per gram to unit measures.

The average net selling price per gram decreased for the three months ended March 31, 2020 from the comparable period in 2019 due to a shift in distribution channels and product mix. Adult-use products increased to 68% of total cannabis revenue for the three months ended March 31, 2020 compared to 45% for the comparable period in 2019. Adult-use products are sold directly to wholesalers, which have lower sales price per gram and higher sales volume compared to medical channel sales. We expect our average selling price to increase over time as a result of two factors: 1) an increase in our sales mix of international medical cannabis due to GMP certifications at our Portugal facility and 2) an increase in new form factors for the Canadian adult use market that generally have higher price points. Shipments of the new form factors, including edible, beverage and vape products, began on December 16, 2019. If either our final GMP certification or construction of new greenhouse space in Portugal are delayed due to COVID-19 or otherwise, we may not realize our expected increase in sales price because we may not be able to sufficiently increase international medical sales. Although GMP-related administrative activities are largely out of our control our team remains in contact with the appropriate authorities in an effort to reduce any possible delays in the certification process.

Average cost per gram sold – cannabis. The average cost per gram sold measures the efficiency in our cultivation, manufacturing and fulfillment operations. We deduct hemp products, inventory valuation adjustments and the cost of sales related to accessories from total cost of sales to arrive at cannabis-related cost of sales. Cannabis-related cost of sales is then divided by total kilogram equivalents sold to calculate the average cost per gram sold. As Cannabis 2.0 products become a larger percentage of our mix, and because the Cannabis 2.0 products include other input costs that can be a greater portion of the unit cost than the cannabis ingredients we may change this operating metric from per gram to unit measures.

The average cost per gram sold decreased for the three months ended March 31, 2020 from the comparable period in 2019 primarily as a result of improved harvest quantities from our cultivation facilities, and improved operations at our greenhouses. For the three months ended March 31, 2020, we had full operations for the High Park Processing Facility, with higher output and lower manufacturing costs compared to the first quarter of 2019 when the license was initially received, and we were transitioning operations to the processing facility. Our cost per gram also benefited slightly from our headcount reduction activities. We expect to see continued improvement in our cost per gram metric as the full benefit of our cost reductions are realized.

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

The average gross selling price per unit increased by 17% during the three months ended March 31, 2020 from the comparable period in 2019. The comparable period in 2019 represents only one month of sales. If sales begin to slow due to COVID-19 related impacts or otherwise, we may be unable to continue to realize price increases and may be forced to reduce prices in order to compel retailers to continue to stock our products. Our sales team continues to monitor retailer relationships with a goal of maintaining or increasing pricing.

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2019, other than those noted in “Part I, Item 1. Note 1 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements (the “financial statements”) contained in this Quarterly Report on Form 10-Q. The most significant updates are as follows:

Goodwill

Goodwill is tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. At March 31, 2020, we determined the hemp reporting unit, representing $123.2 million of the $150.9 total goodwill, was at risk of having a carrying value exceeding the fair value. As a result, a quantitative test was performed to determine if impairment exists.  In performing our impairment analysis at March 31, 2020, the fair value of the hemp reporting unit was determined primarily by discounting estimated future cash flow, which were determined based on revenue and expense growth assumptions ranging from 9% to 38%, at a weighted average cost of capital (discount rate) ranging from 10% to 12%. The discounted future cash flow model also makes the key assumption that CBD revenue will commence to build in the third quarter of 2021. The fair value of the hemp reporting unit was determined to exceed the carrying value by $77.0 million, or 26%, and no impairment was recorded.

A relatively small change in the underlying assumptions, including a 1% change in the weighted average cost of capital, continued lack of clarity from the Food and Drug Administration regarding approval of CBD or the financial performance of the reporting unit in future years may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill.

COVID-19 related judgments and estimates

There remains uncertainty given the unprecedented nature of the COVID-19 pandemic and the impact this may have on our assumptions used to develop forecasts. As a result, significant judgments and estimates have been made in qualitative and quantitative impairment and going concern assessments at March 31, 2020.  There is no guarantee that our total revenues will grow or remain at the similar level in the next three quarters of 2020. In addition, we may have to record downward adjustments or impairment of assets in 2020 if conditions have not been significantly improved and global stock markets have not recovered from recent declines. If COVID-19 impacts continue to negatively impact business conditions around the globe and in our key markets, we may need to further adjust our operations and headcount during the year.

Allowance for credit losses

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).  As a result, we changed our accounting policy for the allowance for credit losses as it relates to accounts receivable and available-for-sale debt securities. The adoption of the CECL guidance did not have a material impact on the consolidated financial statements at January 1, 2020.

Accounts receivable - We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our accounts receivable portfolio as of the reporting dates based on the projection of expected credit losses. We apply the aging method to estimate the allowance for expected credit losses.  The aging method is applied to accounts receivables at the business unit level to reflect shared risk characteristics, such as receivable type, customer type and geographical location.  The aging method assigns accounts receivables to a level of delinquency and applies loss rates to each class based on historical loss experience. We also consider relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the current classes and the expected future loss. This assessment incorporates all available information relevant to considering the collectability of our current classes, including considering economic and business conditions, default trends, changes in the class composition, among other internal and external factors. The expected credit loss estimates are adjusted for current conditions and reasonable supportable forecasts.

As part of our analysis of expected credit losses, we may analyze contracts on an individual basis in situations where such accounts receivables exhibit unique risk characteristics and are not expected to experience similar losses to the rest of their class.

Available-for-sale debt securities - We assess our available-for-sale debt securities for impairment at each measurement date. When the fair value is less than the amortized cost, we assess whether we intend to sell the security. When it is assessed that we will sell the security or will be required to sell before recovery, the difference between the fair value and amortized cost is recorded as an impairment of assets in the statements of net loss and comprehensive loss. When we do not intend to sell and it is not more likely than not that we will be required to sell before recovery, we assess whether a portion of the unrealized loss is a result of a credit loss. We recognize the portion related to credit loss as credit loss expenses in general and administrative expenses within the statements of net loss and comprehensive loss and the portion of unrealized loss related to factors other than credit losses in other comprehensive loss. We determine the best estimate of the present value of cash flows expected to be collected from the available-for-sale debt securities on an individual basis based on past events, current conditions, and forecasts relevant to the individual securities.

Our projections of expected credit losses on accounts receivable and available-for-sale debt securities are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact the actual and projected expected credit losses and the related allowance for credit losses. Actual losses may vary from current estimates. Due to potential COVID-19 disruptions in the marketplace it is possible we may experience unforeseen and greater credit losses than anticipated or experienced historically.

Warrants

In March 2020, we closed on a registered offering including Class 2 common stock, warrants and pre-funded warrants. As a result, we have adopted an accounting policy for warrants. Warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Our warrants are classified as liabilities and are recorded at fair value. The warrants are subject to remeasurement at each settlement date and at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of net loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss.

We estimate the fair value of the warrant liability using a Monte Carlo pricing model. We are required to make assumptions and estimates in determining an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

Results of Operations

Financial data is expressed in thousands of United States dollars, unless otherwise noted.

Condensed Consolidated Statements of Net Loss Data

(in thousands of United States dollars)

	Three months ended March 31,
	2020	2019
Revenue (inclusive of excise duties of $4,972 and $1,559, respectively)	$52,102	$23,038
Cost of sales
Product costs	37,188	17,329
Inventory valuation adjustments	4,044	324
Gross profit	10,870	5,385
General and administrative expenses	17,776	12,934
Sales and marketing expenses	17,876	7,821
Research and development expenses	1,258	1,048
Stock-based compensation expenses	7,677	5,736
Depreciation and amortization expenses	3,591	1,865
Impairment of assets	29,839	—
Acquisition-related expenses, net	2,355	4,424
Loss from equity method investments	1,748	—
Operating loss	(71,250)	(28,443)
Foreign exchange loss, net	28,069	179
Change in fair value of warrant liability	71,978	—
Interest expenses, net	9,146	8,744
Finance income from ABG	—	(135)
Other expense (income), net	4,651	(3,845)
Loss before income taxes	(185,094)	(33,386)
Deferred income tax recoveries	(1,272)	(3,777)
Current income tax expenses (benefit)	301	(240)
Net loss	$(184,123)	$(29,369)
Other Financial Data
Adjusted EBITDA (1)	$(19,678)	$(15,302)

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures.”

	Three months ended March 31,
	2020	2019
(as a percentage of revenue)
Cost of sales - product costs	71%	75%
Cost of sales - inventory valuation adjustments	8%	1%
Gross profit	21%	23%
General and administrative expenses	34%	56%
Sales and marketing expenses	34%	34%
Research and development expenses	2%	5%
Stock-based compensation expenses	15%	25%
Depreciation and amortization expenses	7%	8%
Impairment of assets	57%	0%
Acquisition-related expenses, net	5%	19%
Loss from equity method investments	3%	0%
Operating loss	(137)%	(123)%
Foreign exchange loss, net	54%	1%
Change in fair value of warrant liability	138%	0%
Interest expenses, net	18%	38%
Finance income from ABG	0%	(1)%
Other expense (income), net	9%	(17)%
Loss before income taxes	(355)%	(145)%
Deferred income tax recoveries	(2)%	(16)%
Current income tax expenses (benefit)	1%	(1)%
Net loss	(353)%	(127)%
Other Financial Data
Adjusted EBITDA (1)	(38)%	(66)%

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures.”

Revenue

We report our operating results in two segments: (i) Cannabis (licensed), and (ii) Hemp (unlicensed).  The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting. We also evaluate revenue by product channel and source.

Revenue by product channel

(in thousands of United States dollars)

	Three months ended March 31,
	2020	2019	$ Change	% Change
Cannabis
Adult-use	$20,919	$7,880	$13,039	165%
Canada - medical	4,051	2,998	1,053	35%
International - medical	5,806	1,811	3,995	221%
Bulk	—	4,767	(4,767)	(100)%
Total Cannabis revenue	30,776	17,456	13,320	76%
Hemp	21,326	5,582	15,744	282%
Total	$52,102	$23,038	$29,064	126%
Excise duties included in revenue	$4,972	$1,559	$3,413	219%

Revenue. Revenue increased 126% to $52.1 million (C$70.7 million) for the three months ended March 31, 2020 compared to revenue of $23.0 million (C$31.0 million) for the same period in 2019. The acceleration in growth was primarily driven by growth in the cannabis adult-use channel and the realization of a full quarter of hemp products sales compared to 2019 which reflect a partial quarter of hemp products sales.

Cannabis. Cannabis segment revenue increased 76% to $30.8 million (C$41.8 million) for the three months ended March 31, 2020 compared to $17.5 million (C$23.5 million) for the same period in 2019. The increase was primarily driven by increased adult-

use sales. We expect continued growth in both the adult use and medical sales channels in 2020 while we expect to see a decline in bulk sales as we focus on higher margin opportunities.

Hemp. Hemp segment revenue increased 282% to $21.3 million (C$28.9 million) for the three months ended March 31, 2020 compared to $5.6 million (C$7.5 million) for the same period in 2019. The 2019 sales are only for one month.

Revenue by product source

(in thousands of United States dollars)

	Three months ended March 31,
	2020	2019	$ Change	% Change
Dried cannabis	$19,696	$10,936	$8,760	80%
Cannabis extracts	10,545	6,454	4,091	63%
Hemp products	21,326	5,582	15,744	282%
Accessories and other	535	66	469	710%
Total	$52,102	$23,038	$29,064	126%
Excise duties included in revenue	$4,972	$1,559	$3,413	219%

N/A: Not a meaningful percentage

We also analyze our sales mix by dried cannabis, extracts, hemp and accessories. Cannabis as a whole represented 59% of total revenue for the three months ended March 31, 2020 versus 76% for the comparable period in 2019. Dried cannabis represented 64% of cannabis revenue for the three months ended March 31, 2020 compared to 63% for the comparable period in 2019. Cannabis extracts represented 34% of cannabis revenue for the three months ended March 31, 2020 compared to 37% for the comparable period in 2019. Hemp products represented 41% of total revenue for the three months ended March 31, 2020 compared to 24% for the comparable period in 2019. The growth in Hemp products as a percent of total sales was largely due to the inclusion of Hemp product sales for only one month in 2019.

Cost of sales and gross margin – Cannabis

(in thousands of United States dollars)

	Three months ended March 31,		2020 vs 2019 Change
	2020	2019	$	%
Cost of sales - product costs	$24,603	$13,511	$11,092	82%
Cost of sales - inventory valuation adjustments	3,247	324	2,923	902%
Total Cannabis cost of sales	$27,850	$13,835	$14,015	101%

Gross profit	$2,926	$3,621	$(695)	(19%)
Gross profit (excluding inventory valuation adjustments)(1)	$6,173	$3,945	$2,228	56%
Gross margin percentage	10%	21%	N/A	(52%)
Gross margin percentage (excluding inventory valuation adjustments)(1)	20%	23%	N/A	(13%)

N/A: Not a meaningful percentage.

(1)

Gross profit (excluding inventory valuation adjustments) and gross margin percentage (excluding inventory valuation adjustments) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures.”

Cost of sales. Cost of sales increased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to increased operational expenses at our production facilities.

Gross margin. Gross margin of 10% for the three months ended March 31, 2020 decreased from the comparable period in 2019 primarily due to the growth of adult-use sales which carry a much lower gross margin than our medical sales. For the remainder of 2020, we expect to see improved gross margins due to lower conversion costs at our own facilities as our cost cutting measures take hold and we realize operational efficiencies and because we expect third-party supply pricing to continue to reduce during the year.

Cost of sales and gross margin – Hemp

(in thousands of United States dollars)

	Three months ended March 31,		2020 vs 2019 Change
	2020	2019	$	%
Cost of sales - product costs	$12,585	$3,818	$8,767	230%
Cost of sales - inventory valuation adjustments	797	—	797	100%
Total Hemp cost of sales	$13,382	$3,818	$9,564	251%

Gross profit	$7,944	$1,764	$6,180	350%
Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up) (1)	$8,741	$2,445	$6,296	258%
Gross margin percentage	37%	32%	N/A	16%
Gross margin percentage (excluding inventory valuation adjustments and purchase accounting value step-up) (1)	41%	44%	N/A	(7%)

(1)

Gross profit (excluding inventory valuation adjustments and purchase accounting step-up) and gross margin percentage (excluding inventory valuation adjustments and purchase accounting step-up) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures.”

Cost of sales. Cost of sales increased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to having a full quarter of sales compared to one month in 2019.

Gross margin. Gross margin of 37% for the three months ended March 31, 2020 represents a 5% gross margin improvement from the comparable period in 2019 primarily due to reduced discounts provided.

Operating expenses

(in thousands of United States dollars)

	Three months ended March 31,
	2020	2019	Change	% Change
General and administrative expenses	$17,776	$12,934	$4,842	37%
Sales and marketing expenses	17,876	7,821	10,055	129%
Research and development expenses	1,258	1,048	210	20%
Stock-based compensation expenses	7,677	5,736	1,941	34%
Depreciation and amortization expenses	3,591	1,865	1,726	93%
Impairment of assets	29,839	—	29,839	100%
Acquisition-related expenses, net	2,355	4,424	(2,069)	(47)%
Loss from equity method investments	1,748	—	1,748	100%
Total operating expenses	$82,120	$33,828	$48,292	143%
(as a percentage of revenue)
General and administrative expenses	34%	56%
Sales and marketing expenses	34%	34%
Research and development expenses	2%	5%
Stock-based compensation expenses	15%	25%
Depreciation and amortization expenses	7%	8%
Impairment of assets	57%	0%
Acquisition-related expenses, net	5%	19%
Loss from equity method investments	3%	0%
Total operating expenses	158%	147%

N/A: Not a meaningful percentage

General and administrative. General and administrative expenses increased for the three months ended March 31, 2020 from the comparable periods in 2019 primarily due to having overall higher costs to support the growing adult-use category and a reflection a full quarter of costs associated with the acquisition of Manitoba Harvest. During the three months ended March 31, 2020, we reduced general and administrative headcounts by 258 positions and incurred $1.6 million of non-recurring costs within general and administrative expenses primarily associated with severance payments.

Sales and marketing. Sales and marketing expenses increased for the three months ended March 31, 2020 from the comparable periods in 2019 primarily due to having a full quarter of Manitoba Harvest expenses versus only one month in the prior year (acquired February 28, 2019), increased staff numbers on our Canadian adult-use marketing team and increased staffing of our European locations during the second half of 2019.

Depreciation and amortization. Depreciation and amortization expenses increased for the three months ended March 31, 2020 from the comparable periods in 2019 primarily due to the increased investments in new cultivation and production facilities and the full quarter of results relating to the Manitoba Harvest acquisition. We expect depreciation and amortization to continue to increase as we complete our capital projects for expansion.

Stock-based compensation. Stock-based compensation expenses increased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to the issuance of stock options and restricted stock units under the 2018 Equity Incentive Plan throughout 2019 and 2020.

Research and development. Research and development expenses increased for the three months ended March 31, 2020 from the comparable periods in 2019 primarily due to continued new product initiatives and clinical trials.

Impairment of assets. An impairment of $29.8 million was recognized in the three months ended March 31, 2020 in connection with the preparation of the financial statements included in this Form 10-Q. Due to the lack of clarity from the FDA regarding CBD products in the United States, COVID-19 related negative impacts on retail shopping, and a commensurate decrease in demand projections for CBD products, we incurred non-cash impairment charges of $16.8 million and $6.1 million representing the full net book values of the intangible assets relating to the ABG Profit Participation Agreement and ABG Prince Agreement, respectively. In addition, we derecognized the ABG finance receivable of $7.0 million.

Acquisition-related expenses, net. Acquisition-related expenses, net, reduced by $2.1 million in 2020 from the three months ended March 31, 2019. Acquisition-related expenses, net for the three months ended March 31, 2019 was primarily due to costs incurred to close and integrate the acquisitions of Manitoba Harvest and Natura.

Loss from equity method investments. There were no investments in joint ventures in the comparable period in 2019. Losses from equity method investments for the three months ended March 31, 2020 were $1.7 million.

Non-operating income and expenses

(in thousands of United States dollars)

	Three months ended March 31,		2020 vs 2019 Change
	2020	2019	$	%
Foreign exchange loss, net	$28,069	$179	$27,890	N/A
Change in fair value of warrant liability	71,978	—	71,978	100%
Interest expenses, net	9,146	8,744	402	5%
Finance income from ABG	—	(135)	135	(100)%
Other expense (income), net	4,651	(3,845)	8,496	(221)%
Total	$113,844	$4,943	$108,901	N/A

N/A: Not a meaningful percentage

Foreign exchange (gain) loss, net. The impact of foreign exchange for the three months ended March 31, 2020 was a loss of $28.1 million, compared to a loss of $0.2 million for the comparable period in 2019. As we hold a significant portion of balances in Canadian dollars, the fluctuation in foreign exchange rates between Canadian dollars and United States dollars drove the foreign exchange loss in both periods.

Change in fair value of warrant liability. In March 2020 we closed an equity offering which resulted in a warrant liability recorded at fair value. The warrant liability is marked to market, with the primary underlying input into the warrant valuation being our own stock price. Due to the increase in the market price of our stock since the offering closed, the fair value of the warrant liability increased by $72.0 million.

Interest expense, net. Interest expense, net for the three months ended March 31, 2020 was $9.1 million compared to $8.7 million for the comparable period in 2019. The increase was primarily attributable to the Senior Facility which was entered into on February 28, 2020. We expect an increase in interest expense in 2020 to reflect a full year of expense related to the Senior Facility.

Finance income from ABG. Finance income from ABG decreased for the three months ended March 31, 2020 as the ABG finance receivable was written-off during the quarter.

Other expense (income), net. Other expense (income), net increased for the three months ended March 31, 2020 from the comparable period in 2019 as equity investments measured at fair value had a decline in value in 2020 compared to an increase in value in the comparable period in 2019. In addition, we incurred $4.0 million of issuance costs associated with the registered offering.

Net Loss and Adjusted EBITDA (1)

	Three months ended March 31,
	2020	2019	Change	% Change
Net loss	$(184,123)	$(29,369)	$(154,754)	527%
Adjusted EBITDA (1)	$(19,678)	$(15,302)	$(4,376)	29%

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculated Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures”.

Net loss increased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to the impact of the change in fair value of warrant liability, the impairment of assets and the loss on foreign exchange, attributed largely to the weakening of the Canadian dollar. We also saw an increase in operating expenses to support our continued growth as well as a full quarter of Natura and Manitoba Harvest, which were acquired in the first quarter of 2019.

Adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) decreased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to increases in operating expenses related to continued growth in our Cannabis sector and a full quarter of our Manitoba Harvest acquisition compared to a partial quarter in 2019.

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with United States generally accepted accounting principles (“GAAP”), we use certain measures, as described below, to understand and evaluate our operating performance. These measures, which may be different than similarly titled measures used by other companies, are presented to help investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Adjusted EBITDA

(in thousands of United States dollars)

	Three months ended March 31,
	2020	2019
Adjusted EBITDA reconciliation:
Net loss	$(184,123)	$(29,369)
Inventory valuation adjustments	4,044	324
Severance costs	1,861	—
Depreciation and amortization expenses	3,591	1,865
Stock-based compensation expenses	7,677	5,736
Impairment of assets	29,839	—
Acquisition-related expenses, net	2,355	4,424
Loss from equity method investments	1,748	—
Foreign exchange loss, net	28,069	179
Change in fair value of warrant liability	71,978	—
Interest expenses, net	9,146	8,744
Finance income from ABG	—	(135)
Loss from disposal of property and equipment	457	111
Other expense (income), net	4,651	(3,845)
Amortization of inventory step-up	—	681
Deferred income tax recoveries	(1,272)	(3,777)
Current income tax expenses (benefit)	301	(240)
Adjusted EBITDA	$(19,678)	$(15,302)

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA excludes:

•	Non-cash inventory valuation adjustments;
•	Severance costs;
•	Non-cash depreciation and amortization expenses; which although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;
•

Stock-based compensation expenses, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

•	Non-cash impairment charges, as the charges are not expected to be a recurring business activity;
•	Acquisition-related expenses, which vary significantly by transactions and are excluded to evaluate ongoing operating results;
•	Non-cash loss from equity method investments;
•

Non-cash foreign exchange gains or losses, which accounts for the effect of both realized and unrealized foreign exchange transactions. Unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities;

•	Non-cash change in fair value of warrant liability;
•	Interest expense, finance income from ABG, loss on disposal of property and equipment and other expense (income), net, to reflect ongoing operating activities;
•	Amortization of purchase accounting step-up in inventory value included in costs of sales - product costs; and
•	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

Gross profit (excluding inventory valuation adjustments)

Gross profit (excluding inventory valuation adjustments) is a non-GAAP measure calculated in the cannabis segment. It is calculated as revenue less cost of sales, adjusted to add back inventory valuation adjustments.

Gross margin percentage (excluding inventory valuation adjustments)

Gross margin percentage (excluding inventory valuation adjustments) is a non-GAAP measure calculated in the cannabis segment. It is calculated as the gross profit (excluding inventory valuation adjustments), as described above, divided by revenue.

Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up)

Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up) is a non-GAAP measure calculated in the hemp segment. It is calculated as revenue less cost of sales, adjusted to add back inventory valuation adjustments and purchase accounting value step-up of $0 for the three months ended March 31, 2020 (2019 - $681).

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

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $174.0 million which were held for working capital and general corporate purposes. This represents an overall increase of $77.2 million since December 31, 2019. Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service obligations and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors. Our financial statements, in Part I, Item 1 of this Form 10-Q, have been prepared on a going concern basis, which assumes that we will continue to be in operation for the foreseeable future and, accordingly, will be able to realize our assets and discharge our liabilities in the normal course of operations as they come due. Further information can be found in Part I, Item 1 of this Form 10-Q, in the Notes to Condensed Consolidated Financial Statements in Note 1, “Summary of Significant Accounting Policies.”

During the three months ended March 31, 2020, we were successful in raising additional funds through the following significant financing activities:

•

On February 28, 2020, we entered into a credit agreement for a senior secured credit facility, denominated in Canadian dollars, for a maximum aggregate principal amount of $59.6 million (C$79.8 million). An aggregate principal amount equal to $49.7 million (C$66.5 million) was drawn on February 28, 2020 and $9.9 million (C$13.0 million) may be drawn at any point after May 28, 2020 (90 days following closing) at our election. On May 4, 2020, we submitted an irrevocable 30-day notice for the additional draw of $9.9 million (C$13.3 million), pursuant to the terms of the Senior Facility (see Subsequent Events);

•

On March 17, 2020, we closed an underwritten registered offering of 7,250,000 shares of Class 2 common stock for $4.76 per share with the equal number of accompanying warrants and 11,750,000 pre-funded warrants for $4.7599 with the equal number of attached warrants. The pre-funded warrants have an exercise price per share of Class 2 common stock of $0.0001 and are exercisable at any time after their original issuance and expire on the fifth anniversary date of issuance. The 19,000,000 total accompanying warrants allow the holder to purchase 19,000,000 shares of the Company’s Class 2 common stock. The warrants have an exercise price per share of Class 2 common stock of $5.95 and are exercisable at any time after the first trading day following the six-month anniversary of the issuance and will expire on the fifth anniversary date from the date they become exercisable. Our net proceeds from this offering was $85.3 million (gross proceeds of $90.4 million); and

•	During the three months ended March 31, 2020, we issued 2,265,115 shares of Class 2 common stock for gross proceeds of approximately $27.6 million under the at-the-market equity offering program.

Current management forecasts and related assumptions illustrate that we can adequately manage the operational needs of the business and meet contractual commitments and obligations over the next twelve months with the addition of the above significant financing activities. To date we have not experienced significant impacts to our business due to COVID-19. However, if COVID-19 continues to have meaningful negative impacts on consumer behaviors and capital markets, or if COVID-19 further restricts our ability to operate our production facilities to meet customer and patient demand, we may have to raise additional capital on potentially unattractive terms and or significantly reduce our costs in order to fully fund our business. At the moment we do not anticipate having to take these actions but, due to our inability to assess the full future impact of COVID-19 on our customers, financial markets, and our own business, we are continually evaluating many factors that will help is make decisions in a timely manner.

The warrants issued as part of the registered offering prohibit our ability to issue any additional Class 2 common stock prior to receipt of stockholder approval of the anti-dilution price protection feature, at any price lower than $11.90 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events).  Unless and until we receive stockholder approval, which will be sought at our Stockholders’ Annual Meeting on May 28, 2020, and not prior to June 30, 2020, subject to certain exceptions or warrant holder consent, we are generally prohibited from issuing securities for capital raising purposes (including under the at-the-market offering program) or in connection with mergers and acquisitions. Additionally, assuming approval by our stockholders and so long as the warrants remain outstanding, we may only issue up to $20.0 million in aggregate gross proceeds under our at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6.0 million per quarter, at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution price protection features. If our stockholders do not approve the anti-dilution price protection features, we could be prevented from issuing additional securities altogether, which could have a materially adverse effect to our business. While we anticipate receiving approval of the anti-dilution price protection features at our Stockholders’ Annual Meeting on May 28, 2020, we cannot be assured of such approval.

The warrants are also to be settled in registered shares, and the registration statement is required to be active, an event outside of our control. The holders, at their sole discretion, may elect to a cashless exercise, and be issued un-registered shares in accordance with Section 3(a)(9) of the 1933 Act.  In the event we do not maintain an effective registration statement, we may be required to pay a daily cash penalty equal to 1% of the number of Class 2 common stock due to be issued multiplied by any trading price of the Class 2 common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, we may deliver registered Class 2 common stock purchased by in the open market. We may also be required to pay cash if we do not have sufficient authorized shares to deliver to the holders upon exercise, which could have a material impact to our business.

Due to uncertainties we may face in raising additional equity financing in the future, which may be further impacted by the economic downturn and COVID-19, an additional evaluation of management’s forecasts and plans was conducted to assess our ability to meet our contractual commitments and obligations over the next twelve months. There remains uncertainty given the unprecedented nature of the COVID-19 pandemic and the impact this may have on our assumptions used to develop these forecasts. In an effort to enhance our liquidity position, we have taken measures to reduce our employee headcount and costs as well as limit capital expenditures.

The following table sets forth the major components of our Condensed Consolidated Statements of Cash Flows for the periods presented:

(in thousands of United States dollars)

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(54,031)	$(24,841)
Net cash used in investing activities	(18,119)	(169,496)
Net cash provided by financing activities	159,786	744
Effect of foreign currency translation on cash and cash equivalents	(10,437)	543
Increase (decrease) in cash and cash equivalents	$77,199	$(193,050)

Cash flows from operating activities

The change in net cash used by operating activities primarily related to changes in working capital fluctuations and changes in non-cash expenses, all of which are highly variable.

Cash flows from investing activities

The three months ended March 31, 2020 did not have significant investing activities compared to the same period in 2019 when we had acquisitions of Manitoba Harvest and Natura, the investment in the ABG Profit Participation Arrangement, and purchases of property and equipment related to our expansion projects in Canada and Portugal.

Cash flows from financing activities

The change in net cash provided by financing activities during the three months ended March 31, 2020 relates to proceeds from equity offerings and debt financing.

Subsequent Events

Subsequent to March 31, 2020, we continued to reduce our employee headcount and incurred an additional $0.5 million in severance costs, partly in response to the volatile economic environment. All of the additional severance costs relate to the cannabis reportable segment. We continue to evaluate our cost structure and may take further actions in the future and incur additional related costs.

On March 25, 2020, our Board of Directors unanimously approved the pro rata release of 11 million shares of Class 2 common stock held by the former equity holders of Privateer Holdings, Inc. (“Privateer Holdings”). The shares were released from lock-up agreements entered under the Downstream Merger completed on December 12, 2019, as described in the Annual Financial Statements. The waiver and release took effect on April 3, 2020, and the released shares may be sold on or after that date, subject to applicable securities law or contractual limitations.

On May 4, 2020, we submitted an irrevocable 30-day notice for the Additional Draw, pursuant to the terms of the Senior Facility as described in Note 12 of the financial statements contained in this Quarterly Report on Form 10-Q, which will provide an additional $9.9 million (C$13.3 million) financing on June 3, 2020. The Additional Draw will incur transaction costs of $0.6 million (C$0.8 million), payable on receipt of the financing and will increase monthly principal payments by $0.1 million (C$0.1 million) with the remaining principal balance due in full upon maturity on February 28, 2022.

Contractual Obligations

          There were no material changes to our contractual obligations from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report, on Form 10-K for the year ended December 31, 2019, other than those noted in “Part I, Item 1. Note 16 – Commitments and Contingencies” to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The most significant updates are as follows:

	Total	2020 (remaining nine months)	2021	2022	2023	2024	Thereafter
Senior Facility, principal and interest	$55,765	$7,918	$9,001	$38,846	$—	$—	$—
Portugal construction commitments	17,423	17,423	—	—	—	—	—
Total	$73,188	$25,341	$9,001	$38,846	$—	$—	$—

We also entered into an additional contract to purchase a total of $6.4 million in raw Cannabis inventory with the final delivery expected in June 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate risk is the risk that the value or yield of available-for-sale debt securities may decline if interest rates decline or that the value of financial liabilities will increase if interest rates increase. Fluctuations in interest rates may impact the level of income and expense recorded on these financial instruments. A 1% change in the interest rate in effect on March 31, 2020 would not have a material effect on i) the fair value of our available-for-sale debt securities as the majority of the portfolio consists of convertible debt instruments with fixed interest rates ranging from 10% - 12%, or ii) the convertible note financial liabilities as they bear interest at a fixed rate of 5% and are not publicly traded. The Senior Facility bears interest on the outstanding principal balance at an annual rate equal to the Canadian prime rate plus 8.05%. Given the Senior Facility was entered into on February 28, 2020 and bore interest for a single month, a hypothetical 1% increase in the Canadian prime rate would not result in a material effect on interest expense for the three months ended March 31, 2020.

Equity Price Risk

As of March 31, 2020, we held long-term equity investments at fair value and equity investments under the measurement alternative. These investment in equities were acquired as part of our strategic transactions. Accordingly, the changes in fair values of investment in equities measured at fair value or under the measurement alternative are recognized through other expense (income), net in the statements of net loss and comprehensive loss. Because of the uncertainty surrounding the COVID-19 outbreak, there is increased risk of declines in fair values of our equity investments if conditions have not been significantly improved and global stock markets have not recovered from recent declines. Based on the fair value of investment in equities held as of March 31, 2020, a hypothetical decrease of 10% in the prices for these companies would reduce the fair values of the investments and result in unrealized loss recorded in other expense (income), net by $0.2 million.

Foreign Currency Risk

Our condensed consolidated financial statements are expressed in United States dollars, but we have net assets and liabilities denominated in a variety of currencies, the most significant of which are the Canadian dollar and Euro. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into United States dollars at the foreign currency exchange rates that approximate the rates in effect at the dates when such items are recognized. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $25.5 million as of March 31, 2020, with a corresponding impact to accumulated other comprehensive (loss) income. We are also exposed to risk related to changes in the value of the Euro’s due to our one construction commitment in Portugal. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, (or “DCPs”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of the Company’s DCPs as of March 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in the Company’s internal control described in our Annual Report on Form 10-K for the year ended December 31, 2019, as of such date, the Company’s DCPs were not effective.

Remediation Efforts to Address Material Weakness

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, the Company began implementing a remediation plan to address the material weaknesses mentioned above. Management will continue to increase the depth and experience within our operations, accounting and finance organizations, and design and implement improved processes and internal controls with the intent of increasing the use of system-based processes to limit manual calculations. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-5(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently involved in, and may in the future become involved in, legal proceedings, claims and investigations in the ordinary course of our business. Although the results of these legal proceedings, claims and investigations cannot be predicted with certainty, we do not believe that, other than those matters described below, the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary or interim rulings.

We believe we have meritorious defenses to the matters described below and will continue to vigorously defend against them, but there are no assurances as to their outcome at this time.  An adverse judgment or award against the Company in any of these matters could result in an event of default under the terms of the Senior Facility or our convertible notes.

420 Investments Ltd. Litigation

On February 21, 2020, 420 Investments Ltd., as Plaintiff (“420”), filed a lawsuit against Tilray, Inc. and High Park Shops Inc. (“High Park”), as Defendants, in Calgary, Alberta in the Court of Queen’s Bench of Alberta.  In August 2019, Tilray and High Park entered into an Arrangement Agreement with 420 and others (the “Arrangement Agreement”). Pursuant to the Arrangement Agreement, High Park was to acquire the securities of 420.  In February 2020, Tilray and High Park gave notice of termination of the Arrangement Agreement. 420 alleges that the termination was unlawful and without merit and further alleges that the Defendants had no legal basis to terminate. 420 alleges that the Defendants did not meet their contractual and good faith obligations under the Arrangement Agreement. 420 seeks an order of specific performance (compelling the closing of the Arrangement Agreement).  Alternatively, in the absence of specific performance, 420 seeks damages in the stated amount of C$110 million, plus C$20 million in aggravated damages. The Tilray and High Park Statement of Defense and counterclaimed were both filed on March 20,2020. 420’s Statement of Defense to our counterclaim was filed on April 20, 2020. No trial date has been set.

Braun Litigation

On February 27, 2020, Tilray stockholders Deborah Braun and Nader Noorian filed a class action and derivative complaint in the Delaware Court of Chancery styled Braun v. Kennedy, C.A. No. 2020-0137-KSJM.  On March 2, 2020, Tilray stockholders Catherine Bouvier, James Hawkins, and Stephanie Hawkins filed a class action and derivative complaint in the Delaware Court of Chancery styled Bouvier v. Kennedy, C.A. No. 2020-0154-KSJM.  The two complaints are nearly identical, were filed by the same group of counsel, and name Brendan Kennedy, Christian Groh, Michael Blue, Maryscott Greenwood, Michael Auerbach, and Privateer Evolution, LLC (as successor to Privateer Holdings, Inc.) as defendants and Tilray as a nominal defendant.

On March 4, 2020, the Court of Chancery entered an order consolidating the two cases and designating the complaint in the Braun/Noorian action as the operative complaint.  The operative complaint asserts claims for breach of fiduciary duty against Kennedy, Groh, Blue, and Privateer Evolution (the “Privateer Defendants”) for alleged breaches of fiduciary duty in their capacities as Tilray’s controlling stockholders and against Kennedy, Greenwood, and Auerbach for alleged breaches of fiduciary duties in their capacities as directors and/or officers of Tilray in connection with the Downstream Merger. The operative complaint alleges that the Privateer Defendants breached their fiduciary duties by causing Tilray to enter into the Downstream Merger and Tilray’s Board to approve that Downstream Merger, and that Defendants Kennedy, Greenwood, and Auerbach breached their fiduciary duties as directors by approving the Downstream Merger. Plaintiffs allege that the Downstream Merger gave the Privateer Defendants hundreds of millions of dollars of tax savings without providing a corresponding benefit to Tilray and its minority stockholders and that the Downstream Merger unfairly transferred and extended Kennedy, Blue, and Groh’s control over Tilray. The defendants believe the claims in these cases are without merit, and intend to defend these cases vigorously, but there are no assurances as to their outcome.

Securities Litigation

On March 6, 2020, Plaintiff Chad Ganovsky filed a securities class action complaint in the United States District Court for the Eastern District of New York against Tilray, Inc., Brendan Kennedy and Mark Castaneda, on behalf of himself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Ganovsky v. Tilray, Inc., et al., Case No. 20-cv-01240. The complaint alleges that Tilray and the individual defendants overstated the anticipated advantages of the Company’s revenue sharing agreement with Authentic Brands Group (“ABG”), announced on January 15, 2019, and that the plaintiffs suffered losses when Tilray’s stock price dropped after Tilray recognized an impairment with respect to the ABG deal on March 2, 2020. On May 4, 2020, a nearly identical lawsuit was filed by plaintiff Ganesh Kasilingam in the United States District Court for the Southern District of New York, alleging claims under the same federal securities law provisions, against the same defendants, on behalf of the same class, based on the same factual allegations. Kasilingam v. Tilray, Inc., et al., Case No. 20-cv-03459. The defendants believe the claims in both lawsuits are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome in either case.

Furthermore, on April 10, 2020 a shareholder derivative lawsuit was filed in the Eastern District of New York by Chad Gellner, Matthew Rufo, and Melvyn Klein, derivatively on behalf of Tilray, Inc., that piggy-backs on the initial securities class action. Gellner, et al. v. Kennedy, et al., Case No. 20-c-01768. It names the members of our Board of Directors and Mark Castaneda as defendants. The theory of the lawsuit is that the board failed to prevent the alleged securities law violations asserted in the securities class actions.  The Company and the individual defendants believe that the shareholder derivative claims too are without merit, and intend to defend vigorously, but there are no assurances as to the outcome.

Wyckoff Arbitration

On March 5, 2020, Wyckoff Farms Inc. (“Wyckoff”), submitted a dispute to binding arbitration before the American Arbitration Association (AAA) in Washington related to a March 20, 2019 Cannabinoid Supply Agreement with Tilray (“Supply Agreement”).  Wyckoff’s arbitration demand claims that Tilray is obligated to purchase at least 13,000 kilograms of product for the 2019/2020 crop year at a price of $4,600 per kilogram of product (total purchase price $59.8 million).  Wyckoff also raised additional claims about purported additional minimum quantity purchase obligations for the remaining four crop years covered by the Supply Agreement.  Tilray responded with an Answer on March 26, disputing Wyckoff’s claims.  We will continue to vigorously defend against Wyckoff’s claims.

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, our management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on our consolidated financial position, consolidated results of operations, or consolidated cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our consolidated financial position, consolidated results of operations, or consolidated cash flows.

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

Risks Related to COVID-19

The COVID-19 pandemic has developed rapidly, resulting in government ordered closures of significant portions of the global economy, including in the United States, Canada, Portugal, and Germany, places in which we conduct significant business, and could adversely affect our ability to conduct normal business operations, and harm our business and future results of operations and financial condition.

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus, or COVID-19, a pandemic.  The United States, Canada, the European Union and governments around the world have declared national emergencies in response to COVID-19, which is significantly impacting worldwide economic activity.  While it is unclear how the COVID-19 pandemic will ultimately effect the cannabis industry and the global economy, we have had to update many of our operational procedures and some of our competitors have been forced to take extreme measures, including closing cultivation facilities and significant workforce reductions.  Pending the spread of this novel virus, we could likewise be forced to take extreme measures. See “The recent global COVID-19 pandemic has coincided with periods of significant volatility in financial, commodities and other markets, resulting in global recessionary conditions, which could adversely affect our business, future results of operations and financial condition.”

Canadian Government Response

In our primary market of Canada, the Canadian national government and its provinces and municipalities have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “social or physical distancing” orders, which direct individuals to remain at their places of residence. The province of Ontario, where we grow and manufacture adult-use cannabis and other cannabis products, has deemed our supply chain operations to be an essential service.  The province of British Columbia, where we grow and manufacture cannabis products for medicinal purposes, has explicitly deemed the manufacture and sale of adult-use and medicinal cannabis by Licensed Producers (as defined under the Cannabis Act) to be an essential service. On April 29, 2020, the British Columbia government extended its state of emergency to May 12, 2020.

Canadian Federal Medicinal Cannabis Guidance

On April 2, 2020, the Canadian federal government declared medical cannabis an essential service, stating that the manufacturer, logistics and warehouse operations, and distribution of cannabis for medical purposes have been identified as essential services. While we have not experienced significant disruption in our medicinal channel to date, this federal designation is nonbinding and advisory in nature, and, if amended or fully rescinded, could further disrupt our medicinal cannabis production and sales and restrict our ability to participate in clinical trials.  See “There has been limited study on the effects of medical cannabis and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.”

Ontario Provincial Government

On March 23, 2020, the Ontario provincial government issued a mandatory closure of all non-essential workplaces. This closure was scheduled to be in effect for 14 days with the possibility of extending this order as COVID-19 evolves.  Additionally, on April 3rd, the Ontario government expanded the province's list of non-essential businesses to include cannabis retail stores, temporarily leaving online ordering and mail delivery of cannabis by the Ontario Cannabis Store as the only legal means of recreational access.  Subsequently, on April 7th, Ontario issued an emergency re-opening of bricks-and-mortar cannabis retailers, allowing for click and collect delivery or curbside pickup.  On April 27, 2020, the government issued a “Framework for Re-Opening the Province,” which calls for the phased re-opening of businesses and a continued emphasis on work-from-home arrangements.  While Licensed Producers in Ontario are currently considered an essential supply chain operation under provincial laws, there can be no assurance that such designation will remain in effect. If our growing and manufacturing operations at Leamington, Enniskillen and London, Ontario are deemed non-essential, and are required to close for a significant period of time, our revenues and our results of operations would be significantly reduced. Government mandated shutdowns could impede our supply chains, our general ability to transport and receive raw materials and inputs, and our ability to deliver finished products to our customers. Additionally, our senior executives, employees, contractors, suppliers, and other partners may be prevented from conducting business activities altogether, or may experience additional disruptions, due to personal sickness, remote working conditions, or additional facility shutdowns.

Manitoba Provincial Government

Effective April 1, 2020, the Province of Manitoba ordered closure of all non-essential services for a period of 15 days, which was extended until May 4, 2020.  Our subsidiary, Manitoba Harvest USA, LLC, has production facilities in Winnipeg and Ste. Agathe, which produce hemp-related food products and accordingly have been deemed essential.  While our facilities at both Winnipeg and Ste. Agathe remain open and producing according to schedule, and the U.S./Canadian border closure has exempted food transport as an essential cross-border service, we cannot predict effect of future governmental actions related to COVID-19 on this critical supply chain.  If our manufacturing operations at Winnipeg and Ste. Agathe are deemed non-essential, and are required to close for a significant period of time, or the U.S.-Canadian border were closed to food transport, our general ability to transport and receive raw materials, inputs and final products would be significantly impacted.  If our Manitoba Harvest supply chain is critically impaired or shut down for an extended period as a result of COVID-19, we would experience severe inventory constraints and an inability to deliver our finished hemp food products, which could significantly harm our business, financial condition and results of operation.

Portugal

On March 20, 2020, following the declaration of the state of emergency by the President of the Republic on March 18, 2020, the Portuguese government adopted several actions to reduce the spread of COVID-19, including ordering certain businesses and government agencies to cease non-essential operations at physical locations and ordering “social distancing,” which directs individuals to remain at their places of residence. On April 2, 2020, these orders were extended to April 17, 2020, and on April 17, 2020, these measures were extended to May 2, 2020, with the possibility of further renewals or extensions. While our facility in Portugal has not been subject to a mandatory closure by Portuguese authorities, there can be no assurance that such operational status will remain in effect. If the government mandated closure of our Portugal facility, we would lose ability to export medicinal cannabis across the European Union, applicable member states, or elsewhere in the region, which could have a material effect on our business, financial condition and results of operations.

Germany

During March and April 2020, the Federal German government and its sixteen state governments have passed different laws, regulations, resolutions and guidelines in response to the COVID-19 pandemic, including contact restrictions and closure of retail stores, and such measures have been extended to May 2.   Our two German corporate offices remain closed, with employees working remotely, and our medical sales force is voluntarily restricted from visiting pharmacies and physicians’ offices. To date, we have experienced minimal disruption in sales of medicinal products to patients via pharmacies and physicians, but there can be no assurance that future governmental measures will curtail such activity.  Additionally, if medicinal cannabis is deemed non-essential by the

German government, or we were unable to import our medicinal products into Germany from Canada and Portugal, it could have a material impact on our business, financial condition and results of operations.

COVID-19 has coincided with periods of significant volatility in global financial, commodities and other markets, resulting in global recessionary conditions, which could adversely affect our business, future results of operations and financial condition.

In March 2020, financial market volatility increased substantially, with several one-day stock market swings that caused significant market declines. Additionally, in March: market pricing deteriorated in virtually all sectors and asset classes except U.S. Treasury securities; the World Health Organization declared COVID-19 to be a pandemic; the U.S. President declared the COVID-19 pandemic to be a national emergency along with several Canadian provincial governments and the European Union, allowing several disaster programs to be accessed by states and cities; many states and cities across Canada, the U.S. and European Union declared health emergencies, lockdowns, travel restrictions, and quarantines, prohibiting gatherings of more than a small number of people and ordering or urging most businesses and workplaces to close or operate on a very restricted basis; the United States Federal Reserve Board lowered short-term interest rates twice and started a “quantitative easing” program intended to lower longer-term interest rates and foster access to credit; the effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates; and the U.S. Congress enacted relief legislation which, among other things, is intended to provide emergency credit to businesses at financial risk and to mitigate an economic recession which has not been officially measured or declared but is widely believed to have begun in March. Many U.S. federal relief programs are not available to companies in the cannabis industry, which could limit our ability to operate our U.S. business.  See “The price of our Class 2 common stock in public markets has experienced and may experience severe fluctuations.”

The economic effects of these and related actions and events across the world have included: large numbers of partial or full business closures; large numbers of people being furloughed or laid off; large increases in unemployment; large numbers of workers being partially or wholly ordered to work from home; large numbers of businesses at risk of insolvency as revenues drop off precipitously, especially in businesses related to travel, hospitality, leisure, and physical personal services; large numbers of investors realizing substantial losses in their portfolios and retirement funds; inability of companies to access to capital markets or complete mergers; and large numbers of consumers being unwilling to undertake significant discretionary spending.

Given the ongoing and dynamic nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:

•	Disruption to our supply chain for raw materials essential to our business, including restrictions on importing and exporting products;
•	Notices from customers, suppliers and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
•	A need to preserve liquidity, which could result in a reduction or suspension or a delay or change in our capital investment plan;
•	Cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
•	Litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;
•	A continued reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•	Costs associated with rationalization of our portfolio of global real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;
•	Additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges as demand for our products decreases;
•	Infections and quarantining of our employees and the personnel of our suppliers, partners and other third parties in areas in which we operate;
•	Changes in regulations for the growth and manufacture of cannabis, that may result in additional limits on demand for our products and services; and
•	Actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects.

It is difficult to predict the impact of the COVID-19 pandemic on our businesses for the remainder of 2020 or afterward. Our efforts to mitigate the adverse impacts of COVID-19 may not be effective, and in any case are likely to only be a partial mitigant. The full extent of impacts resulting from the COVID-19 pandemic and other events beyond our control will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity of the pandemic and further action, including governmental, cannabis regulatory and other federal, state and local actions, taken to prevent, treat, or mitigate the spread of COVID-19, among others. In addition, the COVID-19 pandemic could result in business disruption to us, and if unable to recover from such a business disruption on a timely basis, the businesses, financial condition, and results of operations of Tilray would be adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

Risks Related to Adult-Use Cannabis

The adult-use cannabis industry, and the regulations governing this industry (included recently amended Canadian regulations, or Cannabis 2.0), may develop in a way that is significantly different from our current expectations, resulting in our decreased ability, or inability, to compete in this market and industry.

In June 2018, the government of Canada passed Bill C-45, the Cannabis Act and the accompanying regulations, or the CR, which was Canadian federal legislation allowing individuals over the age of 18 to legally purchase, process and cultivate limited amounts of cannabis for adult use in Canada. The CR became effective on October 17, 2018 and was further amended in October 2019 to allow new cannabis form factors under Cannabis 2.0.  There is no assurance that the adult-use cannabis industry, and the regulations governing this industry, will continue to develop as anticipated. There are and will be significant restrictions on the marketing, branding, product formats, product composition, packaging, and distribution channels allowed under the CR, which may reduce the value of certain of our products and brands or negatively impact our ability to compete with other companies in the adult-use cannabis market in Canada. For instance, adult-use legislation includes a requirement for health warnings on product packaging, the limited ability to use logos and branding (only one brand name and one brand element per package), restrictions on packaging itself, and restrictions on types and avenues of marketing; further, Cannabis 2.0 regulations (which came into force on October 17, 2019) govern the production and sale of new classes or forms of cannabis products (including vapes and edibles), and impose considerable restrictions on product composition, labeling, and packaging in addition to being subject to similar marketing restrictions as existing form factors. Additional marketing and product composition restrictions have been imposed by some provinces and territories and are subject to changing interpretation without notice. Provincial or other legislation containing additional restrictions, such as a complete ban on marketing, may impact our ability to do so. Such additional restrictions may impair our ability to develop our adult-use brands, and a complete ban on marketing or additional product restrictions imposed under future regulations, may make it uneconomic or unfeasible for us to introduce our entire portfolio of brands and products into the Canadian market, which means that we will be unable to reap the full benefit of the exclusive rights we have secured to such brands and products or launch new products. Further, each province and territory of Canada has the ability to separately regulate the distribution of cannabis within such province or territory, and the rules (including associated regulations) adopted by these provinces or territories vary significantly. Furthermore, some provinces and territories impose significant restrictions on our ability to merchandise products; for example, some provinces impose restrictions on investment in retailers or distributors and their employees as well as in our ability to negotiate for preferential retail space or in-store marketing. Such variance may make participation in the adult-use cannabis market uneconomic or of limited economic benefit for us in those provinces or territories and could result in significant additional compliance or other costs and limitations on our ability to compete successfully in each such market.

Any failure on our part to comply with supplier standards established by provincial or territorial distributors could prevent us from accessing certain markets in Canada.

Government-run provincial and territorial distributors in Canada require suppliers to meet certain service and business standards, and routinely assess for compliance with such standards. Any failure by us to comply with such standards could result in our being downgraded or disqualified as a supplier, and would severely impede or eliminate our ability to access certain markets within Canada. See Risk Factor “We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or if this significant customer were to terminate its relationship with us or reduce its purchases, our revenue could decline significantly.”

The adult-use cannabis market in Canada is continuing to develop and may experience supply fluctuations resulting in revenue and price decreases.

As a result of the legalization of adult cannabis use in Canada, the demand for cannabis may dramatically increase. Licensed Producers, and others licensed to produce cannabis under the CR, may not be able to produce enough cannabis to meet adult-use demand. This may result in lower than expected sales and revenues and may result in increased competition for sales and sources of supply. This competition may adversely affect our adult-use business and there is no guarantee that we will be able to supply or acquire the supply, on commercially reasonable terms or at all, to meet the demand for medical and adult-use cannabis.

In response to this surge in demand for cannabis, we and other cannabis producers in Canada may produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that oversupply into other markets where cannabis use is fully legal under all federal and state or provincial laws. During the first quarter of 2020, we incurred an inventory valuation adjustment of $4.0 million, related to a variety of cannabis products as a result of diminished sell-through opportunities.  Many of our competitors have taken similar impairment charges, primarily relating to unsalable biomass and oils. Additionally, the Canadian market may experience increased supply fluctuations as new form factors and products become available. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If this were to occur, there is no assurance that we would be able to generate sufficient revenue from the sale of adult-use cannabis to result in profitability and sufficient liquidity. Regulatory restrictions or over supply conditions in our primary markets could result in additional inventory adjustments.

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

Despite the legalization of medical and adult-use cannabis in Canada, illicit market operations remain abundant and are a substantial competitor to our business. In addition, illegal dispensaries and illicit market participants may be able to (i) offer products with higher concentrations of active ingredients that are either expressly prohibited or impracticable to produce under current Canadian regulations, (ii) brand products more explicitly, and (iii) describe/discuss intended effects of products. As these illicit market participants do not comply with the regulations governing the medical and adult-use cannabis industry in Canada, their operations frequently have significantly lower costs.

As a result of the competition presented by the illicit market for cannabis, any unwillingness by consumers currently utilizing these unlicensed distribution channels to begin purchasing from licensed retailers for any reason or any inability or unwillingness of law enforcement authorities to enforce laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could (i) result in the perpetuation of the illicit market for cannabis, (ii) adversely affect our market share and (iii) adversely impact the public perception of cannabis use and licensed cannabis producers and dealers, all of which would have a materially adverse effect on our business, operations and financial condition. Furthermore, given the recent effects of COVID-19 on regulated Cannabis retail, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience.  See “Risks Related to COVID-19.”

Cannabis 2.0 allows for new and untested Cannabis products and form factors, and we may ultimately be unsuccessful in developing and offering these new products in our Canadian markets.

Cannabis 2.0 regulations permit Licensed Producers to develop new cannabis form factors, including CBD and THC-infused drinks, edibles and non-flower products, such as vapes. We have and will continue to develop strategic partnerships to participate in these new product market opportunities with partners who can provide complementary product development and support capabilities.  Strategic initiatives around new products involve significant investment of management time and resources in order to successfully execute and maintain, for novel products that may not generate sufficient market demand.  Additionally, there can be no guarantee that such new product offerings, even if successfully developed, will have unit economics that generate an appropriate return on investment.  Cannabis 2.0 could result in diversions of management attention, a strain on existing financial and other resources or a lack of product demand for our newly developed form factors, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Cannabis vape products in Canada are regulated under the CR. Although this legislation sets clear rules and standards for the manufacture, composition, packaging, and marketing of cannabis vape products, these rules and standards predate the spate of vaping-related health issues that have recently arisen in the United States. These issues and accompanying negative public sentiment may prompt Health Canada or individual provinces/territories to further limit or defer industry’s ability to sell cannabis vape products, and may also diminish consumer demand for such products. Recently, the Province of Quebec prohibited the sale of cannabis vape products through regulated channels, citing health concerns recently discovered in the United States.  There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in face of unexpected changes in market conditions.

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

The adult-use cannabis industry and market in Canada is subject to certain risks that are unique to this industry, as well as the risks that are currently applicable to the medical cannabis industry, which are described under the heading above titled “Risk Factors-Risks Related to Medical Cannabis Business.”

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

Our Canadian adult-use business faces enhanced competition from other Licensed Producers and those individuals and corporations who are licensed under the CR to participate in the adult-use cannabis industry.

As previously noted, there are hundreds of applications being processed for licenses under the CR. Moreover, the CR allows individuals to cultivate, propagate, harvest and distribute up to four cannabis plants per household, provided that each plant meets certain requirements. If we are unable to effectively compete with other suppliers to the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our success in the adult-use business may be limited and may not fulfill the expectations of management.

We will also face competition from existing Licensed Producers and other producers licensed under the CR. Certain of these competitors have significantly greater financial, production, marketing, research and development and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market penetration and market share. Our commercial opportunity in the adult-use market could be reduced or eliminated if our competitors produce and commercialize products for the adult-use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. If our adult-use products do not achieve an adequate level of acceptance by the adult-use market, we may not generate sufficient revenue from these products, and our adult-use business may not become profitable.

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

Our ability to grow, process, package, store and sell dried cannabis, cannabis oil and capsules, and other classes of cannabis, including both oil and capsules, for medical purposes in Canada is dependent on our current Health Canada licenses under the CR, covering our production facility and patient call center at our Tilray North America Campus in Nanaimo, British Columbia, or Tilray Nanaimo. These licenses allow us to produce cannabis in bulk and finished forms at Tilray Nanaimo and to sell and distribute such cannabis in Canada. They also allow us to import and export medical cannabis in bulk and finished form to and from specified jurisdictions around the world, subject to obtaining, for each specific shipment, an export approval from Health Canada and an import approval (or no objection notice) from the applicable regulatory authority in the country to or from which the export or import is being made. The CR licenses for Tilray Nanaimo are valid for fixed periods and will need to be renewed at the end of such periods.

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

Further, we are subject to ongoing inspections by Health Canada and INFARMED to monitor our compliance with their licensing requirements. Most recently, our facilities received fully compliant inspection ratings on the following dates:  High Park Farms and Natura Naturals Inc. (June 2019), Tilray Canada Ltd. (February 2020) and High Park Holdings Ltd (February 2020).  Our existing licenses and any new licenses that we may obtain in the future in Canada or other jurisdictions may be revoked or restricted at any time in the event that we are found not to be in compliance. Should we fail to comply with the applicable regulatory requirements or with conditions set out under our licenses, should our licenses not be renewed when required, be renewed on different terms, or be revoked, we may not be able to continue producing or distributing medical cannabis in Canada or other jurisdictions or to export medical cannabis outside of Canada or Portugal. In addition, we may be subject to enforcement proceedings resulting from a failure to comply with applicable regulatory requirements in Canada or other jurisdictions, which could result in damage awards, a suspension of our existing approvals, a withdrawal of our existing approvals, the denial of the renewal of our existing approvals or any future approvals, recalls of products, product seizures, the imposition of future operating restrictions on our business or operations or the imposition of civil, regulatory or criminal fines or penalties against us, our officers and directors and other parties. These enforcement actions could delay or entirely prevent us from continuing the production, testing, marketing, sale or distribution of our medical products and divert management’s attention and resources away from our business operations.

The laws, regulations and guidelines generally applicable to the medical cannabis industry in Canada, Europe and other countries may change in ways that impact our ability to continue our business as currently conducted or proposed to be conducted.

The successful execution of our medical cannabis business objectives is contingent upon compliance with all applicable laws and regulatory requirements in Canada, Europe and other jurisdictions, including the requirements of the CR in Canada, and obtaining all other required regulatory approvals for the sale, import and export of our medical cannabis products. The commercial medical cannabis industry is a relatively new industry in Canada and the CR is a regime that has only been in effect in its current form since October 2018. The effect of Health Canada’s administration, application and enforcement of the regime established by the CR on us and our business in Canada, or the administration, application and enforcement of the laws of other countries by the appropriate regulators in those countries, may significantly delay or impact our ability to participate in the Canadian medical cannabis market or medical cannabis markets outside Canada, to develop medical cannabis products and produce and sell these medical cannabis products. On April 2, 2020, with respect to COVID-19, Public Safety Canada released guidance that differentiated between medical and adult-use cannabis. The guidance specifically identified that the manufacturing, logistics, warehouse operations and distribution of cannabis for medical purposes are considered essential services.  This was non-binding federal guidance, and Canadian provinces and territories maintain the legislative authority to implement and execute response actions within their jurisdictions.  We cannot predict what actions individual provinces may take that differ from federal Canadian guidance with respect to medicinal cannabis.

Further, Health Canada, INFARMED or the regulatory authorities in other countries in which we operate or to which we export our medical cannabis products may change their administration, interpretation or application of the applicable regulations or their compliance or enforcement procedures at any time. Any such changes could require us to revise our ongoing compliance procedures, requiring us to incur increased compliance costs and expend additional resources. There is no assurance that we will be able to comply or continue to comply with applicable regulations.

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

We are required to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in countries and markets outside of Canada in which we operate, or to which we export, to produce or export to, and sell our medical products in, these countries, including, in the case of certain countries, the ability to demonstrate compliance with GMP standards. Our current certification of compliance with GMP standards for production at Tilray Nanaimo and any other GMP certification that we may receive in the future subject us, or will in the future subject us, to extensive ongoing compliance reviews to ensure that we continue to maintain compliance with GMP standards. There can be no assurance that we will be able to continue to comply with these standards. While there has been a global reduction in passenger and cargo flights as a result of COVID-19, we have not been prevented from exporting medicinal cannabis at this time. However, there is no guarantee that future governmental actions in Canada, Portugal or other countries, or future market-oriented transportation capacity issues, will limit or altogether restrict the import and export of cannabis for medical purposes.

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

The CR became effective on October 17, 2018. On October 17, 2019, the CR was further amended to permit the sale of new classes of cannabis through both adult-use and medical channels, which classes became available starting December 16, 2019. Individuals who previously relied upon the medical cannabis market to supply their medical cannabis and cannabis-based products may cease this reliance, and instead turn to the adult-use cannabis market to supply their cannabis and cannabis-based products. Factors that may influence this decision include the availability of product in each market, the price of medical cannabis products in relation to similar adult-use cannabis products, and the ease with which each market can be accessed in the individual provinces and territories of Canada. The impact of adult-use cannabis on the medical market is not yet fully understood as the market is still in a state of flux. In addition, new form factors have just been legalized and the degree to which these products will be made available on the medical market versus adult use is not yet known.

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

Research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in relatively early stages. There have been few clinical trials on the benefits of cannabis or isolated cannabinoids conducted by us or by others, and certain trials in which we participate have been delayed by COVID-19.  While we expect those trials to continue recruiting patients as medical institutions re-start their programs, there can be no assurance that these trials will continue on a timeframe acceptable to our business and on appropriate profitability horizons.

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

We currently expect to expand our High Park Farms and our Tilray Portugal facilities.  We expect that expanded facilities will significantly increase our cultivation, growing, processing and distribution capacity; however, development impediments such as construction delays or cost over-runs in respect to the development of these facilities, howsoever caused, could delay or prevent our ability to produce cannabis at these facilities. It is also possible that the final costs of the major equipment contemplated by our capital expenditure program relating to the development of our High Park Farms and Tilray Portugal may be significantly greater than anticipated, in which circumstance we may be required to curtail, or extend the timeframes for completing, such capital expenditure plans which would reduce our production capacity.

If we are unsuccessful in scaling operations at our facilities, we may become increasingly reliant on third-party cannabis suppliers, potentially at higher prices than our own cost to produce, which would have a negative impact on gross profit margins.

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

We began operating in 2014 and have yet to generate a profit. We generated a net loss of $184.1 million for the quarter ended March 31, 2020, and net losses of $321.2 million, $67.7 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our accumulated deficit was $643.2 million as of March 31, 2020.  We intend to continue to expend significant funds to increase our growing capacity, complete strategic mergers and acquisitions, invest in research and development, expand our marketing and sales operations and meet the compliance requirements as a public company.

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

We may be unable to sustain our revenue growth and development, and may be forced to adjust our operations accordingly.

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

We and several of our competitors have recently taken significant cost-control measures in reaction to the intense competitive dynamic amongst Licensed Producers and the illicit market as well as other cannabis industry challenges. These measures include employee furloughs and lay-offs, brand and product portfolio prioritization and production facility closures. It is possible that we take additional cost-control measures in the future that may slow our revenue growth and development, and could result in material impairment charges in our statement of operations.

Our business is subject to a variety of United States and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of state and federal laws in the United States, Canada and elsewhere. In the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult-use in a number of states, cannabis meeting the statutory definition of “marihuana” continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act, or the CSA, and subject to the Controlled Substances Import and Export Act, or the CSIEA. Hemp and marijuana both originate from the Cannabis sativa plant and CBD is a constituent of both. “Marihuana” or “marijuana” is defined in the CSA as a Schedule I controlled substance whereas “Hemp” is essentially any parts of the Cannabis sativa plant that has not been determined to be marijuana. Pursuant to the Agriculture Improvement Act of 2018, or the Farm Bill, “hemp,” or cannabis and cannabis derivatives containing no more than 0.3% of tetrahydrocannabinol, or THC, is now excluded from the statutory definition of “marijuana” and, as such, is no longer a Schedule I controlled substance under the CSA. Our activity in the United States is limited to (a) certain corporate and administrative services, including accounting, legal and creative services, (b) supply of study drug for clinical trials under DEA and FDA authorization, and (c) participation in the market for hemp and hemp-derived products containing CBD in compliance with the Farm Bill; except as described above, we do not produce or distribute cannabis products in the United States. Therefore, we believe that we are not currently subject to the CSA or CSIEA.

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

We may seek to enter into strategic alliances, or amend or expand the scope of currently existing relationships, with third parties that we believe will have a beneficial impact on us, and there are risks that such strategic alliances or expansions of our currently existing relationships may not enhance our business in the desired manner.

We currently have, and may adjust the scope of, and may in the future enter into, strategic alliances with third parties that we believe will complement or augment our existing business. Examples of such strategic alliances include our agreement with Sandoz, joint venture with AB InBev and partnership with ABG Intermediate Holdings 2, LLC. On January 24, 2020, we amended our partnership with ABG Intermediate Holdings 2, LLC, and we cannot be sure that this new partnership will develop in a manner that is beneficial to us—see Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. We may become dependent on our strategic partners and actions by such partners could harm our business. Future strategic alliances could result in the incurrence of debt, impairment charges, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all.

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

One customer accounted for 26% of our revenue for the quarter ended March 31, 2020 and one customer accounted for 13% of our revenue for the quarter ended March 31, 2019.

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

Further, each director and officer, as well as certain additional key personnel, of a company that holds a license is subject to the requirement to obtain and maintain a security clearance from Health Canada under the CR. Moreover, under the CR, an individual with security clearance must be physically present on site when other individuals are conducting activities with cannabis. Under the CR, a security clearance is valid for a limited time and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an individual in a key operational position to maintain or renew his or her security clearance could result in a reduction or complete suspension of our operations. In addition, if an individual in a key operational position leaves us, and we are unable to find a suitable replacement who is able to obtain a security clearance required by the CR in a timely manner, or at all, we may not be able to conduct our operations at planned production volume levels or at all. In addition, the CR requires us to designate a qualified individual in charge who is responsible for supervising activities relating to the production of study drug for clinical trials, which individual must meet certain educational and security clearance requirements. If our current designated qualified person in charge fails to maintain his security clearance, or if our current designated qualified person in charge leaves us and we are unable to find a suitable replacement who meets these requirements, we may no longer be able to continue our clinical trial activities.

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

Significant interruptions in our access to certain supply chains, including recently as a result of COVID-19, for key inputs such as raw materials, electricity, water and other utilities may impair our cannabis growing operations.

Our business is dependent on a number of key inputs and their related costs (certain of which are sourced in other countries and on different continents), including raw materials, supplies and equipment related to our operations, as well as electricity, water and other utilities. Recently, COVID-19 has spread rapidly across the world, and was declared a pandemic in March 2020.  We operate global manufacturing facilities, and have dispersed suppliers and customers. Governments may regulate or restrict the flow of our labor or our products, and the Company's operations, suppliers, customers and distribution channels could be severely impacted.  COVID 19 could also have an adverse impact on consumer demand for our products and prices for our raw materials. While we have not experienced any material supply chain disruptions at this time as a result of COVID-19, any significant future governmental-mandated or market-related interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile energy costs could curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by a prolonged power outage.

Our ability to compete and grow cannabis is dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts and components. See “The COVID-19 pandemic has developed rapidly, resulting in government ordered closures of significant portions of the global economy, including in the United States, Canada, Portugal, and Germany, places in which we conduct significant business, and could adversely affect our ability to conduct normal business operations, and harm our business and future results of operations and financial condition.”

We may require third party supply of quality cannabis flower to meet consumer demand or regulatory requirements, which may adversely affect our cost of goods sold and subject us to unreliable supply chains or product quality.

Our business is highly dependent on the production and sale of acceptable and certifiable cannabis flower.  Our operations may not produce sufficient volumes of cannabis flower or particular cultivars (commonly referred to as “strains”) to meet consumer demand. It is also possible that our cannabis flower production fails to meet our strict internal quality standards or external regulation specifications. This may require us to contract to purchase cannabis flower from third parties. There is no guarantee we will be able to source cannabis flower at attractive prices or that any third party-sourced product will meet our quality standards and all regulatory requirements. If we are unable to source sufficient cannabis flower for any of these reasons, our sales goals may not be achieved or our costs may increase, or both may occur. An increasing reliance on third party cannabis flower supply could materially impact our business reputation, financial condition and results of operations.

Fluctuations in cannabinoid prices relative to contracted prices with third party suppliers could negatively impact our earnings.

A portion of our results of operations and financial condition, as well as the selling prices for our products, are dependent upon cannabinoid supply contracts. As part of our normal course operations, we periodically enter into large and medium-to-long-term supply contracts with third-party growers. Production and pricing of cannabinoids are determined by constantly changing market forces of supply and demand over which we have limited or no control. The market for cannabis biomass is particularly volatile compared to other commoditized markets due to the relatively nascent maturity of the industry in which we operate. Furthermore, the lack of centralized data and large variations in product quality make it difficult to establish a “spot price” for cannabinoids, and develop an effective price hedging strategy. Accordingly, supply contracts with any term may prove to be costly in the future to the extent cannabinoid prices decrease dramatically or at a faster rate than anticipated. Furthermore, supply contracts typically include minimum purchase requirements which could force us to buy significant quantities of product at non-competitive prices in a rapidly changing market. Due to changing industry dynamics, we are currently re-negotiating the terms of several supply contracts, and, at this time, the outcome of those negotiations is uncertain.  Our failure to successfully re-negotiate certain of these supply contracts on terms acceptable to us could result in us being contractually obligated to purchase significant amounts of products, some of which may be priced above then-current market prices, or litigation against us, or interruption of the supply of inputs for the manufacturing of our products, all of which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. In addition, any litigation or arbitration resulting in an adverse judgment or award against us could result in a default under our credit facility and convertible notes.

We may not be able to transport our cannabis products to consumers in a safe and efficient manner.

Due to our direct-to-consumer shipping model for medical cannabis in Canada, we depend on fast and efficient third-party transportation services to distribute our medical cannabis products. We also use such services to transfer bulk shipments to provinces and territories for further distribution to consumers. Any prolonged disruption of third-party transportation services, such as any Canada Post disruptions, could have a material adverse effect on our sales volumes or satisfaction with our services. Rising costs associated with third-party transportation services used by us to ship our products may also adversely impact our profitability, and more generally our business, financial condition and results of operations.

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

We have become subject to increased litigation as a result of the downstream merger, stock price decline, and cannabis regulatory and industry changes, supply relationships and other matters, which could result in significant legal liability, additional costs, management distraction and damage to our reputation.

We have been named as a defendant in a class action relating to the merger of Privateer Holdings, Inc. with and into our wholly owned subsidiary (referred to as the Downstream Merger), a class action related to the drop in our stock price, and other litigation and demands relating to business decisions, regulatory and industry changes, supply relationships, and our business acquisition matters and related activities. Litigation may include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We and our subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

We have incurred and may continue to incur substantial costs and expenses relating directly to these actions. Responding to such actions could divert management’s attention away from our business operations and result in substantial costs.  For more information on our pending legal proceedings, see “Part II, Item 1. Legal Proceedings” in this Quarterly Report on Form 10-Q.

We may be subject to product liability claims or regulatory action if our products are alleged to have caused significant loss or injury. This risk is exacerbated by the fact that cannabis use may increase the risk of serious adverse side effects.

As a manufacturer and distributor of products which are ingested by humans, we face the risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury. We may be subject to these types of claims due to allegations that our products caused or contributed to injury or illness, failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. This risk is exacerbated by the fact that cannabis use may increase the risk of developing schizophrenia and other psychoses, symptoms for individuals with bipolar disorder, and other side effects. Furthermore, we are now offering an expanded assortment of form factors as a result of Cannabis 2.0, some of which may have adverse side effects. See “In connection with the amended Canadian adult-use regulations which became effective October 17, 2019 and permitted new classes of cannabis on December 16, 2019, we will now offer cannabis-only vape products in Canada. The vape market is a niche market that remains subject to a great deal of uncertainty and is still evolving. Recent negative public sentiment and regulatory scrutiny of vaporizing in the United States may cause Health Canada to further limit usage and diminish Canadian consumer demand for our cannabis vape products.”

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

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology, or IT, services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. As a result of COVID-19, we are increasingly reliant on Cloud-based systems for our remote workforce, which could result in increased attack vectors.  Any of these and other events could result in IT system failures, delays or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

There are a number of laws protecting the confidentiality of certain patient health information and other personal information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy rules under the Personal Information Protection and Electronics Documents Act (Canada), or the PIPEDA, the European Unions’ General Data Protection Regulation, or the GDPR, and similar laws in other jurisdictions, protect medical records and other personal health information by limiting their use and disclosure to the minimum level reasonably necessary to accomplish the intended purpose. We collect and store personal information about our consumers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if we are found to be in violation of the privacy or security rules under PIPEDA or other laws protecting the confidentiality of patient health information, including as a result of data theft and privacy breaches, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities and harm our reputation.

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

There can be no assurance that we will be able to manage our expanding operations, including any acquisitions, effectively, that we will be able to sustain or accelerate our growth or that such growth, if achieved, will result in profitable operations, that we will be able to attract and retain sufficient management personnel necessary for continued growth or that we will be able to successfully make strategic investments or acquisitions. This challenge has been compounded with the launch of multiple new form factors as a result of Cannabis 2.0.  See “Cannabis 2.0 allows for new and untested Cannabis products and form factors, and we may ultimately be unsuccessful in developing and offering these new products in our Canadian markets.”

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

The continued development of our business will require significant additional financing, and there is no assurance that we will be able to obtain the financing necessary to achieve our business objectives. Our ability to obtain additional financing will depend on investor demand, our performance and reputation, market conditions, and other factors. Our inability to raise such capital could result in the delay or indefinite postponement of our current business objectives or our inability to continue to operate our business. On February 28, 2020, we entered into a senior secured credit facility with Bridging Finance Inc. for an aggregate principal amount of $59.6 million. On March 17, 2020, we issued Class 2 common stock, pre-funded warrants and warrants, resulting in net proceeds of approximately $85.1 million.  There can be no assurance that additional capital or other types of equity or debt financing will be available if needed or that, if available, the terms of such financing will be favorable to us. See “Our senior secured credit facility contains covenant restrictions that may limit our ability to operate our business.”

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

On February 28, 2020, we entered into a senior secured credit facility with Bridging Finance Inc. for an aggregate principal amount of $59.6 million (C$79.8 million) (the “Senior Facility”). The Senior Facility contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to, among other things, invest in our existing facilities, incur additional debt or issue guarantees, create additional liens, repurchase stock or make other restricted payments, and make certain voluntary prepayments of specified debt. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay it.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

As of March 31, 2020, we had $476.6 million in aggregate principal indebtedness (refer to Notes 11 & 12 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.  Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current and future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business has not generated positive cash flow from operations. If this continues in the future, we may not have sufficient cash flows to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current and future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to compliance initiatives.

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

We did not have effective controls in response to the risks of material misstatement. This material weakness is primarily attributable to the following factors:

•

We did not have an adequate process or appropriate controls in place to support the accurate reporting of our financial results and disclosures in our Annual Report on Form 10-K for the year ended December 31, 2019;

•	We did not have effective controls over the completeness and accuracy of key spreadsheets and reports used in financial reporting; and
•	We did not have adequate review procedures around the recording of manual entries.

Due to the existence of the above material weaknesses, management, including the CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2019. We are actively working on a remediation plan to cure our previously reported material weaknesses; however, there is a risk we may not able to implement all control changes required to fully cure such material weaknesses. If not cured, these material weaknesses create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Conflicts of interest may arise between us and our directors and officers as a result of other business activities undertaken by such individuals.

We may be subject to various potential conflicts of interest because some of our directors and executive officers may be engaged in a range of business activities. In addition, our directors and executive officers are permitted under their applicable agreements with us to devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us and subject to any contractual restrictions restricting such activities. These business interests could require the investment of significant time and attention by our executive officers and directors. In some cases, our executive officers and directors, including our Chief Executive Officer and President, Brendan Kennedy and board member, Michael Auerbach, may have fiduciary obligations associated with business interests that interfere with their ability to devote time to our business and affairs, which could adversely affect our operations.  Please refer to the section titled “Transactions with Related Persons” in our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2020, for further details.

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

The long-term effect of United States tax reform or the recently enacted CARES Act could adversely affect our business and financial condition.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act was enacted, which contains significant changes to United States tax law, including, but not limited to, a reduction in the corporate tax rate, limitation of the tax deduction for interest expense (with certain exceptions), limitation of the deduction for net operating losses arising after 2017 to 80% of current year taxable income and elimination of carryback of such net operating losses, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits, deemed repatriation of certain intangible related income and a transition to a new quasi-territorial system of taxation. Notwithstanding the reduction in the corporate income tax rate, our business and financial condition could be adversely affected in future periods by the overall impact of the Tax Act. In addition, the Tax Act could be amended or subject to technical correction, possibly with retroactive effect, which could change the financial impacts that were recorded at March 31, 2020, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the Financial Accounting Standards Board and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect. Any such changes or potential additional impacts could adversely affect our business and financial condition. We will continue to examine and assess the impact this tax reform legislation may have on our business. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Further it provides for increased deductibility of interest expense in 2019 and 2020. We are currently evaluating the impact of the CARES Act, but we do not currently expect that the NOL carryback provision or increased interest deductibility of the CARES Act to result in a material cash benefit to us.

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

We are party to a number of licenses, including with entities formerly affiliated with the former Privateer Holdings, Inc. (“Privateer Holdings”) that give us rights to use third-party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the licensor to maintain and enforce its licensed intellectual property, in particular, those intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale or utilize substantially similar processes, which could have a material adverse effect on us.

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

Risks Related to Ownership of Our Securities

Holders of Class 2 common stock have limited voting rights as compared to holders of Class 1 common stock. We cannot predict the impact that our capital structure and concentrated control may have on the market price of our Class 2 common stock.

Brendan Kennedy (our Chief Executive Officer and President and a director), Michael Blue and Christian Groh, including individual and affiliated entities, beneficially own or control approximately 65.5% of the voting power of our capital stock.  Class 1 common stock, held entirely by such individuals and affiliated entities, has 10 votes per share, resulting in such individuals and affiliated entities controlling a majority of the voting power of all outstanding shares of our capital stock and control of all matters that may be submitted to our stockholders for approval as long as they hold at least approximately 10% of all outstanding shares of our capital stock. Generally, a transfer by these individuals and entities of the Class 1 common stock they hold would cause a conversion of such shares into Class 2 common stock (including, if there is a transfer of Class 1 common stock, or entering into a binding agreement with respect to the power to vote or direct the voting of such shares). However, a transfer to certain entities controlled by such individuals, such as estate planning entities, would not result in a conversion and these individuals would continue to hold Class 1 common stock the superior voting rights of 10 votes per share. This concentrated control reduces other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders other than Messrs. Kennedy, Blue and Groh do not view as beneficial. Further, the concentration of the ownership of our Class 1 common stock may prevent or delay the consummation of change of control transactions that stockholders other than or Messrs. Kennedy, Blue and Groh may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. As a result, the market price of our Class 2 common stock could be adversely affected.

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

The price of our Class 2 common stock in public markets has experienced and may experience severe fluctuations.

The market price for our Class 2 common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the quarter ended March 31, 2020, the trading price of our Class 2 common stock ranged between a low sales price of $2.43 and a high sales price of $22.95 and included single day fluctuations as high as 64.1%. Additionally, during 2019, the trading price of our Class 2 common stock fluctuated between a low sales price of $15.57 and a high sales price of $106.00 per share. The market price of our Class 2 common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock, such as release of 11 million Class 2 shares on April 3, 2020 associated with the Downstream Merger; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets.  See “COVID-19 has coincided with periods of significant volatility in financial, commodities and other markets, resulting in global recessionary conditions, which could adversely affect our business, future results of operations and financial condition.”

Future sales or distributions of our securities could cause the market price for our Class 2 common stock to fall significantly.

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

On April 3, 2020, we released 11 million shares of our Class 2 common stock from the restrictions under the Downstream Merger lock-up agreement.  We cannot predict the effect, if any, that sales of those released shares or any future public sales of our securities or the availability of these securities for sale will have on the market price of our Class 2 common stock. Shares held by former Privateer stockholders represent approximately 75 million shares or 73% of our currently outstanding shares and, therefore, represent a significant overhang on our stock.  If the remaining portion of the former Privateer Holdings stockholders’ shares are released on the one-year anniversary of the Downstream Merger or an additional significant portion were released earlier by us, it could put significant downward pricing pressure on our stock. If the market price of our Class 2 common stock were to drop as a result, this might impede our ability to raise additional capital and might cause our remaining stockholders to lose all or part of their investment.

The terms of our recently issued warrants limit our ability to raise additional equity capital or pursue acquisitions, which may result in us having insufficient funds to operate our business.

On March 13, 2020, we entered into an underwriting agreement with Canaccord Genuity LLC relating to the issuance and sale of 7,250,000 shares of our Class 2 common stock, pre-funded warrants to purchase 11,750,000 shares of our Class 2 common stock and accompanying warrants to purchase 19,000,000 shares of our Class 2 common stock at a price to the public of $4.76 per share for Class 2 common stock and accompanying warrant and $4.7599 per pre-funded warrant and accompanying warrant.  The accompanying warrants, or the warrants, are not exercisable until six months after the date of issuance.  The issuance of shares of our Class 2 common stock and exercise of the pre-funded warrants thereafter resulted in an issuance of 19,000,000 additional shares of Class 2 common stock.

The warrants contain a price protection, or anti-dilution feature, pursuant to which, the exercise price of such warrants will be reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, any newly issued securities issued at a discount to the original warrant exercise price of $5.95 per share.  The anti-dilution feature is subject to obtaining stockholder approval but assuming such approval is obtained, the exercise price of the warrants may end up being lower than $5.95 per share, which could result in significant incremental dilution to existing stockholders.

In addition, the warrants prohibit our ability to issue any additional shares of Class 2 common stock prior to receipt of stockholder approval of the anti-dilution feature, at any price lower than $11.90 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events).  Unless and until we receive stockholder approval of the anti-dilution feature and not prior to June 30, 2020, subject to certain exceptions or warrant holder consent, we are generally prohibited from issuing securities, including for capital raising purposes (including under our at-the-market offering program) or in connection with mergers and acquisitions. Additionally, assuming approval by our stockholders and so long as the warrants remain outstanding, we may only issue up to $20 million in aggregate gross proceeds under our at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6 million per quarter at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution feature described in the paragraph immediately above. If our stock price were to fall below the warrant exercise price of $5.95 per share for an extended time, we may be forced to lower the warrant exercise price at unfavorable terms in order to fund our ongoing operations. If our stockholders do not approve the price protection feature described above by June 30, 2020, we could be prevented from issuing additional securities altogether until we receive stockholder approval, which could have a materially adverse effect to our business. While we anticipate receiving approval of the price protection features at our Annual Meeting of Stockholders in May, we cannot be assured of such approval.  See “The cannabis industry continues to face significant funding challenges, and we may not be able to secure adequate or reliable sources of funding required to operate our business or increase our production to meet consumer demand for our products.”

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

We may raise additional funds in the future by issuing common stock or equity-linked securities. Holders of our securities have no preemptive rights in connection with such further issuances. Our board of directors has the discretion to determine if an issuance of our capital stock is warranted, the price at which such issuance is to be effected and the other terms of any future issuance of capital stock. In addition, additional common stock will be issued by us in connection with the exercise of options or grant of other equity awards granted by us. Such additional equity issuances could, depending on the price at which such securities are issued, substantially dilute the interests of the holders of our existing securities. See “The terms of our recently issued warrant limit our ability to raise additional equity capital or pursue acquisitions, which may result in us having insufficient funds to operate our business.”

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

It is not anticipated that any dividends will be paid to holders of our Class 2 common stock for the foreseeable future, if ever.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On March 12, 2020, we issued 6,934 shares of Class 2 common stock in connection with our previously disclosed acquisition of Alef Biotechnology SpA.  These shares were issued in accordance with the escrow provisions of the stock purchase agreement, and in reliance of Regulation S of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1*	Agreement and Plan of Merger and Reorganization, among the Registrant, Down River Merger Sub, LLC, Privateer Holdings, Inc. and Michael Blue as the Stockholder Representative, dated September 9, 2019	8-K	001-38594	2.1	9/10/2019

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-38594	3.1	12/17/2019

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-225741	3.4	7/9/2018

4.1	Indenture, dated October 10, 2018, between the Registrant and GLAS Trust Company LLC	8-K	001-38594	4.1	10/10/2018

4.2	Form of 5.00% Convertible Senior Note due 2023 (included in Exhibit 4.1)	8-K	001-38594	4.2	10/10/2018

4.3	Form of Pre-Funded Warrant	8-K	001-38594	4.1	3/17/2020

4.4	Form of Warrant	8-K	001-38594	4.2	3/17/2020

10.1	Amended and Restated Profit Participation Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 20, 2020	10-K	001-38594	10.19	3/2/2020

10.2	First Amendment to Payment Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 24, 2020	10-K	001-38594	10.21	3/2/2020

10.3+	Employment Agreement by and between the Registrant and Jon Levin, dated January 13, 2020	10-K	001-38594	10.23	3/2/2020

10.4+	Employment Agreement by and between the Registrant and Michael Kruteck, dated January 20, 2020	10-K	001-38594	10.24	3/2/2020

10.5+	Employment Agreement by and between the Registrant and Kathryn Dickson, dated November 20, 2019					X

10.6*	Credit Agreement, dated as of February 28, 2020, between High Park Holdings, Ltd. and Bridging Finance Inc.	10-K	001-38594	10.25	3/2/2020

10.7*	Guarantee by and among the Registrant and certain guarantors named therein and Bridging Finance Inc., dated February 28, 2020.	10-K	001-38594	10.26	3/2/2020

10.8*	U.S. Pledge and Security Agreement, by and among the Registrant, Manitoba Harvest USA LLC and Bridging Finance Inc., dated February 28, 2020	10-K	001-38594	10.27	3/2/2020

10.9*	Canadian Security Agreement, by and among High Park Holdings, Ltd., each of the obligors named therein, and Bridging Finance Inc., dated February 28, 2020	10-K	001-38594	10.28	3/2/2020

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Tilray, Inc.

Date: May 11, 2020	By:	/s/ Brendan Kennedy
Brendan Kennedy
President and Chief Executive Officer

Date: May 11, 2020	By:	/s/ Michael Kruteck
Michael Kruteck
Chief Financial Officer