Form 10-Q
period 2020-06-30
Tilray, Inc.
filed 2020-08-10
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the registrant had 15,751,745 shares of Class 1 Common Stock, $0.0001 par value per share, and 111,425,828 shares of Class 2 Common Stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY, INC.

Condensed Consolidated Balance Sheets

(in thousands of United States dollars, except for share and par value data, unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$137,211	$96,791
Accounts receivable, net of allowance for credit losses of $889 and provision for sales returns of $1,302 (December 31, 2019 - $615 and $1,400, respectively)	26,614	36,202
Inventory	93,089	87,861
Prepayments and other current assets	26,217	38,173
Assets held for sale	6,664	—
Total current assets	289,795	259,027
Property and equipment, net	176,080	184,217
Operating lease, right-of-use assets	17,921	17,514
Intangible assets, net	179,773	228,828
Goodwill	156,371	163,251
Equity method investments	8,743	11,448
Other investments	22,545	24,184
Other assets	4,500	7,861
Total assets	$855,728	$896,330
Liabilities
Current liabilities
Accounts payable	22,203	39,125
Accrued expenses and other current liabilities	34,532	50,829
Accrued lease obligations	3,383	2,473
Warrant liability	103,549	—
Total current liabilities	163,667	92,427
Accrued lease obligations	28,522	29,407
Deferred tax liability	46,866	53,363
Convertible notes, net of issuance costs	435,454	430,210
Senior Facility, net of transaction costs	44,638	—
Other liabilities	5,094	5,652
Total liabilities	$724,241	$611,059
Commitments and contingencies (refer to Note 18)
Stockholders’ equity
Class 1 common stock ($0.0001 par value, 250,000,000 shares authorized; 15,751,745 and 16,666,665 shares issued and outstanding, respectively)	2	2
Class 2 common stock ($0.0001 par value; 500,000,000 shares authorized; 110,179,667 and 86,114,560 shares issued and outstanding, respectively)	11	9
Additional paid-in capital	856,083	705,671
Accumulated other comprehensive income	231	9,719
Accumulated deficit	(724,840)	(430,130)
Total stockholders’ equity	131,487	285,271
Total liabilities and stockholders’ equity	$855,728	$896,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$50,414	$45,904	$102,516	$68,942
Cost of sales
Product costs	37,204	33,430	74,392	50,759
Inventory valuation adjustments	18,629	201	22,673	525
Gross (loss) profit	(5,419)	12,273	5,451	17,658
General and administrative expenses	14,444	16,562	32,220	29,496
Sales and marketing expenses	12,833	14,366	30,709	22,187
Research and development expenses	652	1,528	1,910	2,576
Stock-based compensation expenses	7,647	7,923	15,324	13,659
Depreciation and amortization expenses	3,337	2,392	6,928	4,257
Impairment of assets	28,371	—	58,210	—
Acquisition-related expenses, net	1,790	2,464	4,145	6,888
Loss from equity method investments	1,327	—	3,075	—
Operating loss	(75,820)	(32,962)	(147,070)	(61,405)
Foreign exchange (gain) loss, net	(13,326)	(1,611)	14,743	(1,432)
Change in fair value of warrant liability	11,210	—	83,188	—
Interest expenses, net	10,564	8,581	19,710	17,325
Finance income from ABG	—	(212)	—	(347)
Other expense (income), net	333	(1,224)	4,983	(5,069)
Loss before income taxes	(84,601)	(38,496)	(269,694)	(71,882)
Deferred income tax recoveries	(2,875)	(2,642)	(4,147)	(6,419)
Current income tax expenses (benefit)	(39)	447	262	207
Net loss	$(81,687)	$(36,301)	$(265,809)	$(65,670)
Net loss per share - basic and diluted	(0.65)	(0.37)	(2.30)	(0.68)
Weighted average shares used in computation of net loss per share - basic and diluted	124,763,445	97,231,839	115,593,533	96,037,142
Net loss	$(81,687)	$(36,301)	$(265,809)	$(65,670)
Foreign currency translation gain (loss), net	7,184	2,924	(9,449)	2,449
Unrealized gain (loss) on available-for-sale debt securities	35	50	(39)	69
Other comprehensive income (loss)	7,219	2,974	(9,488)	2,518
Comprehensive loss	$(74,468)	$(33,327)	$(275,297)	$(63,152)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

	Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficit	stockholders' equity (deficit)
Balance as of December 31, 2018	93,170,867	$10	$302,057	$3,763	$(108,177)	$197,653
Cumulative effect adjustment from transition to ASU 2016-01	—	—	—	803	(803)	—
Cumulative effect adjustment from transition to ASC 842	—	—	—	—	19	19
Shares issued for Natura acquisition	180,332	—	15,100	—	—	15,100
Shares issued for Manitoba Harvest acquisition	1,209,946	—	96,844	—	—	96,844
Shares issued for ABG Profit Participation Agreement	1,680,214	—	125,097	—	—	125,097
ABG finance receivable, net of finance income of $2,700	—	—	(30,292)	—	—	(30,292)
Shares issued under stock-based compensation plans	545,000	—	931	—	—	931
Shares issued for employee compensation	11,868	—	649	—	—	649
Stock-based compensation expenses	—	—	5,736	—	—	5,736
Other comprehensive loss	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	(29,369)	(29,369)
Balance as of March 31, 2019	96,798,227	$10	$516,122	$4,110	$(138,330)	$381,912
Shares issued under stock-based compensation plans	530,943	—	3,483	—	—	3,483
Shares issued for investment acquisition	28,361	—	70	—	—	70
Stock-based compensation expenses	—	—	7,923	—	—	7,923
Other comprehensive income	—	—	—	2,974	—	2,974
Net loss	—	—	—	—	(36,301)	(36,301)
Balance at June 30, 2019	97,357,531	$10	$527,598	$7,084	$(174,631)	$360,061

Balance at December 31, 2019	102,781,225	$11	$705,671	$9,719	$(430,130)	$285,271
Proceeds from ABG Profit Participation Arrangement	—	—	1,353	—	—	1,353
Write-off of ABG finance receivable	—	—	28,900	—	(28,900)	—
Escrow shares released from downstream merger	(7,659)	—	(151)	—	—	(151)
Shares issued for common stock at-the-market, net of issuance costs	2,265,115	—	27,027	—	—	27,027
Shares issued for investments	6,934	—	—	—	—	—
Shares issued under stock-based compensation plans	597,868	—	1,079	—	—	1,079
Stock-based compensation expenses	—	—	7,677	—	—	7,677
Shares issued under registered offering, net of issuance costs	7,250,000	1	19,827	—	—	19,828
Shares issued for exercise of pre-funded warrants	11,750,000	1	49,053	—	—	49,054
Other comprehensive loss	—	—	—	(16,707)	—	(16,707)
Net loss	—	—	—	—	(184,123)	(184,123)
Balance at March 31, 2020	124,643,483	$13	$840,436	$(6,988)	$(643,153)	$190,308
Escrow shares released from downstream merger	(42,785)	—	(378)	—	—	(378)
Shares issued for common stock at-the-market, net of issuance costs	447,289	—	3,842	—	—	3,842
Shares issued under stock-based compensation plans	883,425	—	4,536	—	—	4,536
Stock-based compensation expenses	—	—	7,647	—	—	7,647
Other comprehensive income	—	—	—	7,219	—	7,219
Net loss	—	—	—	—	(81,687)	(81,687)
Balance at June 30, 2020	125,931,412	13	856,083	231	(724,840)	131,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	Six months ended June 30,
	2020	2019
Operating activities
Net loss	$(265,809)	$(65,670)
Adjusted for the following items:
Inventory valuation adjustments	22,673	525
Depreciation and amortization expenses	8,886	5,764
Impairment of assets	58,210	—
Stock-based compensation expenses	15,324	13,659
Change in fair value of warrant liability	83,188	—
Loss from equity method investments	3,075	—
Loss (gain) from equity investments measured at fair value	767	(577)
Loss from sale of investment	65	—
Interest on debt securities	(406)	—
Deferred taxes	(4,147)	(6,419)
Amortization of discount on convertible notes	5,244	5,033
Amortization of transaction costs on Senior Facility	536	—
Foreign currency (gain) loss	14,743	(88)
Accretion related to obligations under finance leases	317	117
Issuance costs on registered offering recorded to net loss	3,953	—
Credit loss expenses	317	795
Provision for sales returns	(98)	—
Loss on disposal of property and equipment	436	112
Other non-cash items	231	141
Changes in non-cash working capital:
Accounts receivable	9,144	(2,219)
Inventory	(20,892)	(38,729)
Prepayments and other current assets	6,200	(31,963)
Accounts payable	(16,478)	(160)
Accrued expenses and other current liabilities	(15,982)	9,452
Net cash used in operating activities	(90,503)	(110,227)
Investing activities
Business combinations, net of cash acquired	—	(124,414)
Investment in ABG Profit Participation Arrangement	—	(33,333)
Interest receipts on debt securities	146	—
Investment in joint venture with AB InBev	(908)	(6,134)
Change in deposits and other assets	(3,324)	314
Purchases of short-term and other investments	—	(8,380)
Proceeds from the sale of other investments	437	—
Purchases of property and equipment	(27,492)	(26,263)
Proceeds from disposal of property and equipment	1,692	—
Purchases of intangible assets	—	(367)
Net cash used in investing activities	(29,449)	(198,577)
Financing activities
Proceeds from at-the-market equity offering, net of costs	30,229	—
Proceeds from ABG Profit Participation Arrangement	1,353	1,667
Proceeds from issuance of registered offering, net of issuance costs	85,465	—
Payment of ABG finance liability	(1,000)	—
Proceeds from exercise of stock options	5,527	4,414
Payment of obligations under finance lease	(206)	(377)
Payment on the settlement of stock options	(946)	—
Proceeds from issuance of Senior Facility, net of transaction costs	46,395	—
Repayment of Senior Facility	(1,605)	—
Net cash provided by financing activities	165,212	5,704
Effect of foreign currency translation on cash and cash equivalents	(4,840)	396
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	40,420	(302,704)
Cash and cash equivalents, beginning of period	96,791	487,255
Cash and cash equivalents, end of period	$137,211	$184,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tilray, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of United States dollars, except for shares, warrants, per share amounts and per warrant amounts, unaudited)

1.	Summary of Significant Accounting Policies

Description of the business

Tilray, Inc. and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, “our”, or “us”) is a global medical cannabis research, cultivation, processing and distribution organization, and is one of the leading suppliers of adult-use cannabis in Canada. The Company also markets and distributes food products from hemp seed, offering a broad range of natural and organic food products and ingredients that are sold through retailers and websites globally.

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

For the three and six months ended June 30, 2020, the Company reported a consolidated net loss of $81,687 and $265,809 and a net loss of $36,301 and $65,670 for the three and six months ending June 30, 2019.

For the six months ended June 30, 2020, the Company had cash flows used in operating activities of $90,503 and cash flows used in operating activities of $110,227 for the six months ended June 30, 2019.

As at June 30, 2020 and December 31, 2019 the Company had working capital of $126,128 and $166,600, respectively.

Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business with the current cash on hand for the next twelve months from the date of issuance of these financial statements.

On March 17, 2020, the company received net proceeds of $85,289 ($90,439 of gross proceeds) from its registered equity offering (refer to Note 14). In conjunction with the offering, 19,000,000 warrants were issued as part of the offering. All the warrants remain outstanding as of June 30, 2020. The warrants issued contain an anti-dilution provision that was approved by a vote of the Company’s stockholders at its Annual Meeting held on May 28, 2020. While the Company has the ability to issue securities under its at-the-market program, because warrants from the equity offering remain outstanding as of June 30, 2020, the Company may only issue up to $20,000 in aggregate gross proceeds under its at-the-market offering program at prices less than the exercise price of the warrants (currently $5.95 per share), and in no event more than $6,000 per quarter at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution price protection feature.

On February 28, 2020, the Company completed a debt financing under its Senior Facility with maximum aggregate principal amount of $59,600 and borrowed an aggregate principal amount of $49,700. The Senior Facility provided for an additional draw of $9,900. On June 5, 2020, as a result of COVID-19 related financial markets conditions that have affected the lender and not because of any material changes to the business of Tilray or its subsidiaries, the lender requested that Tilray withdraw its then outstanding request for the additional draw of $9,900 and entered into an amendment to its Senior Facility which provides for, among other things, interest-only payments for the remainder of its term with all outstanding principal payments due at February 28, 2022 (refer to Note 13).

As of June 30, 2020, the Company had cash and cash equivalents of $137,211. During the last six months management has implemented a series of cost reduction strategies including headcount reductions and the closure of certain facilities. Currently, management’s forecasts and related assumptions indicate that the Company will remain in compliance with all its debt covenants and, over the next twelve months from the date of issuance of these financial statements, will be able to satisfy all its contractual obligations such as payment of interest on the 5% convertible notes (refer to Note 12 and Note 18), interest-only payments on the Senior Facility (refer to Note 13 and Note 18), non-cancelable minimum purchase commitments for inventory (refer to Note 18), payment of the ABG finance liability (refer to Note 18), payment of the Company’s lease commitments (refer to Note 18) and payment of the Company’s Portugal construction commitments (refer to Note 18). Due to uncertainties the Company may face in raising additional equity financing in the future, which may be further impacted by the economic downturn and unprecedented conditions due to COVID-19, there remains uncertainty what impact this may have on management’s assumptions used to develop these forecasts. Accordingly, the Company has concluded it is probable that it can implement plans that would effectively mitigate the conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for the next twelve months.

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to successfully implement its initiatives. Any such adjustments could be material.

Changes in comparative presentation

The Company lost its emerging growth company status effective December 31, 2019 and therefore reported as a large accelerated filer in the Annual Financial Statements. As a result, the Company complies with new and revised accounting standards applicable to public companies. In the fourth quarter of 2019, the Company adopted the following accounting pronouncements issued by FASB: ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”); ASU 2016-02, Leases, codified as ASC 842 (“ASC 842”); ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU, codified as ASC 606 (“ASC 606”); and ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), as described in the Annual Financial Statements, with an effective date of January 1, 2019. The comparative three and six months ended June 30, 2019 included in the financial statements reflects the new and revised accounting standards and therefore does not mirror the June 30, 2019 interim period condensed consolidated financial statements previously filed. The impact to the statements of net loss and comprehensive loss for the three and six months ended June 30, 2019 is as follows:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	Net loss	Other comprehensive (loss) income	Net (loss) income	Other comprehensive (loss) income
Unadjusted	$(35,053)	$2,162	$(65,354)	$3,095
Impact of adoption of accounting standards:
ASU 2016-01	(812)	812	577	(577)
ASC 842	(98)	—	(125)	—
ASU 2018-07	(338)	—	(768)	—
ASC 606	—	—	—	—
Adjusted	$(36,301)	$2,974	$(65,670)	$2,518

The statement of net loss and comprehensive loss for the three and six months ended June 30, 2019 was reclassified to conform to the current period’s presentation. In addition, unrelated to the impact of adoption of accounting standards, cost of sales, which was formerly presented as a single line item, is separated between product costs and inventory valuation adjustments. Loss on disposal of property and equipment, formerly presented in other expenses (income) is now presented in general and administrative expenses.

Assets held for sale

In May 2020, the Company announced its decision to close the High Park Gardens facility in response to its anticipated future product needs and the current economic climate. As a result, the Company has adopted an accounting policy for assets held for sale. Assets held for sale are accounted for in accordance with applicable accounting guidance provided in ASC Topic 360, Property, Plant and Equipment.

The Company classifies its assets as held for sale if, among other criteria, the carrying amount will be recovered principally through a sale transaction rather than continued use and a sale is considered probable and within one year. Assets classified as held for sale are measured at the lower of the carrying amount and fair value less costs to sell.

An impairment loss is recognized in impairment of assets through the statements of net loss and comprehensive loss for any initial or subsequent write-down of the asset to fair value less costs to sell. A gain is recognized for any subsequent increases in fair value less costs to sell of an asset, but not in excess of any cumulative impairment loss previously recognized. A gain or loss not previously recognized by the date of the sale of the asset is recognized at the date of derecognition. Assets are not depreciated or amortized while they are classified as held for sale. Interest and other expenses attributable to the liabilities classified as held for sale continue to be recognized.

The sale of assets that represents a strategic shift and will have a major effect on the Company’s operations and financial results, are included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations.

Assets classified as held for sale are combined and presented separately from the other assets in the balance sheets.

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

Accounts receivable – The Company maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in its accounts receivable portfolio as of the reporting dates based on the projection of expected credit losses.

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

Available-for-sale debt securities – The Company assesses its available-for-sale debt securities for impairment at each measurement date. When the fair value is less than the amortized cost, the Company assesses whether it intends to sell the security. When it is assessed that the Company will sell the security or the Company will be required to sell before recovery, the difference between the fair value and amortized cost is recorded as an impairment of assets in the statements of net loss and comprehensive loss. When the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery, the Company assesses whether a portion of the unrealized loss is a result of a credit loss. The Company recognizes the portion related to credit loss as credit loss expenses in general and administrative expenses within the statements of net loss and comprehensive loss and the portion of unrealized loss related to factors other than credit losses in other comprehensive loss. The Company determines the best estimate of the present value of cash flows expected to be collected from the available-for-sale debt securities on an individual basis based on past events, current conditions and forecasts relevant to the individual securities.

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

Warrants

In March 2020, the Company closed on a registered offering including Class 2 common stock, warrants and pre-funded warrants (refer to Note 14). Warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company's warrants are classified as liabilities and are recorded at fair value. The warrants are subject to remeasurement at each balance sheet date until settlement and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of net loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss.

Use of estimates and significant judgements

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

Assets held for sale – The Company uses a third party real estate agent to assist management in its determination of the fair value of the assets held for sale. The Company estimates the fair value by reviewing market data from recent sales of similar properties and determining an implied sale price per acre of land and greenhouse space.

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As of June 30, 2020, there were 18,784,267 common share equivalents with potential dilutive impact (June 30, 2019 – 8,228,573). Because the Company is in a net loss for all periods presented in these financial statements, there is no difference between the Company’s basic and diluted net loss per share for the periods presented.

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
2.	Assets held for sale

On May 26, 2020, the Company announced its decision to close its High Park Gardens facility, a wholly-owned subsidiary of the Company based in Leamington, Ontario in response to its anticipated future product needs and the current economic climate. The Company concluded that the assets attributable to High Park Gardens, which are expected to be sold to a third-party within twleve months, met the criteria for classification as assets held for sale as of June 30, 2020. The Company concluded that the closure of the High Park Gardens facility does not represent a strategic shift that would have a major impact on the Company’s business plan or its primary markets, and therefore, does not qualify as a discontinued operation.

As a result of the Company’s decision to close this facility, the Company recognized impairment charges related to the closure of this facility of $25,051 recorded to impairment of assets within the statements of net loss and comprehensive loss to adjust the fair value less costs to sell of the assets classified as held for sale. This included impairment charges of $13,616 relating to land and buildings (refer to Note 8), $10,239 relating to the write-down to nil of its cultivation license (refer to Note 10) and $1,196 relating to foreign currency translation adjustments.

The disposal group is included in the Company’s cannabis segment. The carrying amount of major classes of assets comprising the disposal group classified as held for sale are as follows:

As of June 30, 2020
Assets classified as held for sale
Land and buildings	$6,664
Cultivation license	—
Total assets held for sale	$6,664

The following table provides summary pretax (loss) income for the High Park Gardens facility, which are included in continuing operations for their respective periods:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Pre-tax (loss) income	$(27,924)	$1,755	$(27,693)	$(515)

Pretax loss for the three and six months ended June 30, 2020 includes the impairment charges of $25,051.

3.	ABG Profit Participation Arrangement

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

The Company entered into a Trademark License Agreement with ABG on April 1, 2019 for the use of Prince trademark (“ABG Prince Agreement”). Under the ABG Prince Agreement, the Company pays a royalty on actual product sales in addition to a guaranteed minimum royalty payment (“GMR”) of $500 on April 1, 2019, October 1, 2019, January 1, 2020 and July 1, 2020, with subsequent quarterly payments of $375 commencing January 1, 2021 until the maturity date of December 31, 2025.

4.	Inventory

Inventory is comprised of the following items:

	June 30, 2020	December 31, 2019
Raw materials	$10,691	$15,926
Work-in-process	70,339	53,973
Finished goods	12,059	17,962
Total	$93,089	$87,861

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Raw materials	$126	$—	$211	$—
Work-in-process	16,639	201	19,492	525
Finished goods	1,864	—	2,970	—
Total	$18,629	$201	$22,673	$525

For the three and six months ended June 30, 2020, cannabis products were written down by $15,062 and $18,309  (2019 – $162 and $486) and hemp products were written down by $3,567 and $4,364 (2019 – $0 and $39). During the three and six months ended June 30, 2020, included in inventory valuation adjustments in cost of sales is $4,934 relating to a loss on advance payment on future purchases of inventory to secure supply (refer to Note 5 and Note 26). Also included in inventory valuation adjustments in cost of sales for the three months ended June 30, 2020 is $1,800 relating to the destruction of unharvested flower as a result of the closure of the High Park Gardens facility and that will not be included in the sale of the land and building (refer to Note 2).

5.	Prepayments and Other Current Assets

Prepayments and other current assets are comprised of the following items:

	June 30, 2020	December 31, 2019
Deposits	$14,707	$25,490
Taxes receivable	6,442	6,165
Prepayments	5,068	5,847
ABG finance receivable - current	—	671
Total	$26,217	$38,173

Deposits include advance payments on future purchases of inventory to secure supply. During the three and six months ended June 30, 2020, the Company reached agreement with certain suppliers to terminate supply agreements. As a result, deposits have been written down by $4,934 in the Cannabis segment, recorded in inventory valuation adjustments in the statements of net loss and comprehensive loss (refer to Note 4 and Note 26).

6.	Investments

Other investments

Long-term investments are comprised of the following items:

	June 30, 2020	December 31, 2019
Equity investments at fair value	$2,666	$4,183
Equity investments under measurement alternative	14,556	14,954
Debt securities classified under available-for-sale method	5,323	5,047
Total other investments	$22,545	$24,184

Unrealized gains and losses recognized in other expense (income) during the three and six months ended June 30, 2020 on equity investments still held at June 30, 2020 are a gain of $767 and a loss of $767 (2019 – gain of $1,396 and loss of $577). There were no impairments or adjustments to equity investments under the measurement alternative for the three and six months ended June 30, 2020 and June 30, 2019.

The Company’s debt securities accounted for under the available-for-sale method consists of convertible debt instruments with contractual maturities in 2022. Total unrealized loss of $341 in accumulated other comprehensive income at June 30, 2020 (December 31, 2019 - $302) relates to the long-term available-for-sale debt securities. The Company’s allowance for credit losses on debt securities classified as available-for-sale is $0 at June 30, 2020 (December 31, 2019 – $0) and no related credit loss expenses were recorded during the three and six months ended June 30, 2020 (2019 – $0 and $0).

Equity method investments

Equity method investments are comprised of the Company’s joint venture with Anheuser-Busch InBev (“AB InBev”) in Plain Vanilla Research Limited Partnership (“Fluent”) and the Company’s joint venture with Cannfections Group Inc. (“Cannfections”).  As of June 30, 2020, there are no changes to the status of the Company’s assessment of its joint ventures.

During the six months ended June 30, 2020, the Company contributed $908 to Fluent (2019 - $6,134). The Company provides production support services to Fluent on a cost recovery basis. For the six months ended June 30, 2020, total fees charged were $1,972 (2019 - $0). Total amounts included in accounts payable is $441 at June 30, 2020 (December 31, 2019 – accounts receivable of $388). At June 30, 2020, the maximum exposure to loss is limited to the Company’s equity investment in Fluent.

During the six months ended June 30, 2020, the Company made no capital contributions to Cannfections (2019 - $0). At June 30, 2020, the maximum exposure to loss is limited to the Company’s equity investment in Cannfections.

The Company’s ownership interests in its equity method investments as of June 30, 2020 and December 31, 2019 and gain (loss) from equity method investments for the six months ended June 30, 2020 were as follows:

	Approximate	Carrying value	(Loss) gain from equity method investments for the six months ended
	ownership %	June 30, 2020	June 30, 2020
Investment in Fluent	50%	$5,166	$(3,188)
Investment in Cannfections	50%	3,577	113
Total equity method investments		$8,743	$(3,075)

	Approximate	Carrying value	Gain (loss) from equity method investments for the six months ended
	ownership %	December 31, 2019	June 30, 2019
Investment in Fluent	50%	$7,836	$—
Investment in Cannfections	50%	3,612	—
Total equity method investments		$11,448	$—

Summary financial information for the Company’s equity method investments on an aggregate basis is as follows:

	June 30, 2020	December 31, 2019
Current assets	$10,314	$13,942
Noncurrent assets	$5,003	$4,987
Current liabilities	$3,109	$1,561
Noncurrent liabilities	$—	$—

	Six months ended June 30,
	2020	2019
Revenue	$2,921	$—
Gross profit	$1,239	$—
Net loss	$(6,149)	$—

7.	Allowance for Credit Losses

Accounts receivable

The Company maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses. The following table provides activity in the allowance for credit losses for the six months ended June 30, 2020:

Allowance for credit losses, January 1, 2020	$615
Provision for expected credit losses (1)	317
Write-offs charged against allowance	(22)
Recoveries of amounts previously written off	—
Foreign currency translation adjustment	(21)
Allowance for credit losses, June 30, 2020	$889
Accounts receivable balance before allowance for credit losses and provision for sales returns, June 30, 2020	$28,805
(1)	The provision for expected credit losses is recorded in general and administrative expenses.

Available-for-sale debt securities

The Company holds investments in two available-for-sale debt securities, one of which is in an unrealized loss position.  The unrealized loss relates to an investment in the convertible debentures of a recreational cannabis company. This investment is deemed not to have a credit loss. The unrealized loss primarily reflects an extended period of general volatility in the cannabis industry, as well as the more recent volatility in the overall economy due to COVID-19.  The Company expects to recover the entire amortized cost basis of the security. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis. The following table provides the fair value and unrealized loss of the investment at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Fair value	$810	$945
Unrealized loss	$341	$302

8.	Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
Land	$6,287	$6,417
Buildings and leasehold improvements	105,253	109,172
Laboratory and manufacturing equipment	33,176	31,173
Office and computer equipment	1,868	2,659
Right-of-use assets under finance lease	14,133	14,753
Construction-in-process, not yet available for use	36,323	37,160
	197,040	201,334
Less: accumulated depreciation	(20,960)	(17,117)
Total	$176,080	$184,217

In connection with the Company’s closure of its High Park Gardens facility, the Company determined that the fair value of the land and buildings at the High Park Gardens facility (Level 2) was below its carrying value. The decline in fair value of the land and buildings at the High Park Gardens facility is primarily due to recent sales of similar properties resulting in a lower implied sale price per acre of land and greenhouse space. As a result, the Company incurred non-cash impairment charges of $13,616 presented in impairment of assets in the statements of net loss and comprehensive loss (refer to Note 2).

Refer to Note 18 for contractual commitments related to construction-in-process.

9.	Goodwill

The following table shows the change in carrying amount of goodwill:

	Hemp	Cannabis	Total
Balance as of December 31, 2019	$133,314	$29,937	$163,251
Foreign currency translation adjustment	(5,623)	(1,257)	(6,880)
Balance as of June 30, 2020	$127,691	$28,680	$156,371

Goodwill is tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. At the end of the first quarter of 2020, the Company determined the hemp reporting unit, representing $127,691 of the $156,371 total goodwill, was at risk of having a carrying value exceeding the fair value. As a result, a quantitative test was performed to determine if impairment exists.  In performing the Company’s impairment analysis, the fair value of the hemp reporting unit was determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from 9% to 38%, at a weighted average cost of capital (discount rate) ranging from 10% to 12%. The discounted future cash flow model also made the key assumption that Cannabidiol (“CBD”) revenue will commence to build in the third quarter of 2021. The fair value of the hemp reporting unit was determined to exceed the carrying value by $76,998, or 26%, and no impairment was recorded.

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

10.	Intangible Assets

Intangible assets are comprised of the following items:

	June 30,				December 31,
	2020				2019
	Cost	Accumulated Amortization	Impairment	Net	Cost	Accumulated Amortization	Impairment	Net
Definite-lived intangible assets:
Patent	$669	$131	$538	$—	$716	$99	$—	$617
Customer relationships	130,240	10,932	—	119,308	135,953	7,132	—	128,821
Developed technology	6,777	903	—	5,874	7,074	590	—	6,484
Websites	5,098	3,666	63	1,369	5,157	3,331	—	1,826
Trademarks and licenses	9,038	1,283	7,651	104	9,135	925	—	8,210
Total	151,822	16,915	8,252	126,655	158,035	12,077	—	145,958
Indefinite-lived intangible assets:
Cultivation license	10,239	—	10,239	—	10,689	—	—	10,689
Alef license	—	—	—	—	4,086	—	4,086	—
Trademarks	53,118	—	—	53,118	55,416	—	—	55,416
Rights under ABG Profit Participation Arrangement	16,765	—	16,765	—	119,366	—	102,601	16,765
Total	80,122	—	27,004	53,118	189,557	—	106,687	82,870
Total intangible assets	231,944	16,915	35,256	179,773	$347,592	$12,077	$106,687	$228,828

As of June 30, 2020, there are no intangible assets not yet available for use (December 31, 2019 – none). There were no significant additions to intangible assets during the six months ended June 30, 2020.

In connection with the Company’s closure of its High Park Gardens facility, the Company determined that the fair value of the indefinite-lived cultivation license was below carrying value. As a result, the Company incurred non-cash impairment charges of $10,239, representing the full net book value of the cultivation license, presented in impairment of assets in the statements of net loss and comprehensive loss (refer to Note 2).

In connection with the decreased demand projections of CBD products in the United States resulting in a reduced estimate of future cash flows, during the first quarter of 2020 the Company determined that the fair value of indefinite-lived rights under the ABG Profit Participation Arrangement and definite-lived trademarks under the Trademark and License Agreement with ABG for the use of the Prince trademark (“ABG Prince Agreement”) were below the carrying value. As a result, the Company incurred non-cash impairment charges of $16,765 and $6,063 representing the full net book values of the intangible assets relating to the ABG Profit Participation Agreement and ABG Prince Agreement respectively, presented in impairment of assets in the statements of net loss and comprehensive loss (refer to Note 3). In June 2020, the Company completed the separation from Smith & Sinclair, and recognized additional non-cash impairment charges of $3,320 presented in impairment of assets in the statement of net loss and comprehensive loss, of which $2,126 related to other CBD trademarks and patents.

Amortization expenses for intangibles was $2,981 and $4,838 for the three and six months ended June 30, 2020 (2019 – $2,044 and $3,602). Expected future amortization expenses for intangible assets as at June 30, 2020 are as follows:

Year ending December 31,	Amortization
2020 (remaining six months)	$4,935
2021	9,557
2022	9,124
2023	8,898
2024	8,897
Thereafter	85,244
Total	$126,655

11.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following items:

	June 30, 2020	December 31, 2019
Other accrued expenses and current liabilities	$15,640	$17,032
Accrued payroll and employment related withholding taxes	10,490	24,765
Accrued interest on convertible notes	5,938	5,938
ABG finance liability - current	1,250	1,500
Accrued legal and professional fees	800	1,174
Accrued interest on Senior Facility	414	—
Contingent consideration for acquisitions	—	420
Total accrued expenses and other current liabilities	$34,532	$50,829

During the six months ended June 30, 2020, the Company reduced its employee headcount in portions of its global organization to meet the needs of the current industry environment. During the three and six months ended June 30, 2020, the Company incurred $1,475 and $3,337, respectively (2019 – $0 and $0), in severance costs, of which $1,414 and $2,995 is included in salaries within general and administrative expenses and $61 and $342 is included in cost of sales. During the three and six months ended June 30, 2020, severance costs of $768 and $2,193 are allocated to the cannabis reportable segment and $707 and $1,144 are allocated to the hemp reportable segment. Management continues to evaluate its cost structure and may take further actions in the future and incur additional related costs. The following table shows the reconciliation of the severance costs included within the accrued payroll and employment related withholding taxes balance above, relating to scheduled benefit payments which were communicated to employees prior to June 30, 2020:

Opening Balance as of March 31, 2020	$338
Additional charges	1,475
Less payments made to employees	(970)
Closing Balance as of June 30, 2020	$843

12.	Convertible Notes

The Company has convertible senior notes with a face value of $475,000.

As of June 30, 2020, the convertible notes are not yet convertible and the Company is in compliance with all covenants.

The following table sets forth the net carrying amount of the convertible notes:

	June 30, 2020	December 31, 2019
5.00% Convertible Notes	$475,000	$475,000
Unamortized discount	(30,191)	(34,219)
Unamortized transaction costs	(9,355)	(10,571)
Net carrying amount	$435,454	$430,210

The following table sets forth total interest expense recognized related to the convertible notes:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Contractual coupon interest	$5,938	$5,938	$11,875	$11,875
Amortization of discount	2,019	2,032	3,998	3,821
Amortization of transaction costs	629	633	1,246	1,212
Total	$8,586	$8,603	$17,119	$16,908

13.	Senior Facility

On February 28, 2020, High Park Holdings Ltd., a wholly owned subsidiary of the Company (the “Borrower”) entered into a credit agreement, denominated in Canadian dollars (“C$”), for a senior secured credit facility in a maximum aggregate principal amount of $59,600 (C$79,800) (the “Senior Facility”). An aggregate principal amount equal to $49,700 (C$66,500) was drawn on February 28, 2020 (the “Closing Date Draw”) and the Company submitted an irrevocable 30 day notice on May 4, 2020 to draw an additional $9,900 (C$13,300) (the “Additional Draw”).

On June 5, 2020, as a result of COVID-19 related financial markets conditions that have affected the lender of the Senior Facility, and not because of any material changes to the business of Tilray or its subsidiaries, the lender requested that Tilray withdraw its outstanding request for the Additional Draw of $9,900 (C$13,300) under the Senior Facility. In exchange for the Company’s accommodation of the lender’s request to withdraw its funding request, the lender agreed to enter into the First Amendment of the Senior Facility (the “Amendment”). The Amendment provides for interest-only payments for the remainder of its term with all outstanding principal payments due at February 28, 2022. This will result in an aggregate balance of $47,355 (C$64,283) due at February 28, 2022. Additionally, and at such time as the lender’s business may allow, the lender may make the additional proceeds of $9,900 (C$13,300) available, at its sole discretion.

Concurrently, with the Amendment, the lender also approved the Company’s ability to sell the High Park Gardens facility, which is classified as assets held for sale (refer to Note 2), if and when Tilray so desires. As part of any sale of the High Park Gardens facility, the lender has agreed that the Company may retain 60% of any sales proceeds (net of all expenses, fees and taxes), and that the lender will receive 40% of all sales proceeds (net of all expenses, fees and taxes). All sales proceeds to the lender will be applied as a repayment of principal on the Senior Facility without any prepayment penalties or fees. The sale of the High Park Gardens facility is expected to be completed within the next twelve months. The Amendment did not meet the accounting criteria for debt extinguishment.

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

Transaction costs incurred on the Closing Date Draw were $3,306 (C$4,425). There were no fees incurred associated with the Amendment. Transaction costs are deferred and amortized as a component of interest expense over the estimated term using the effective interest rate method. On June 29, 2020, the lender notified the Company that it had exercised its unilateral right to syndicate $19,153 (C$26,000) of the Company’s Senior Facility in the aggregate principal amount of $59,600 (C$79,800). The Senior Facility’s terms otherwise remain unchanged.

The Senior Facility has first priority claims on all North American assets of the Company and contains certain affirmative and negative covenants. The operational covenant includes a minimum unrestricted cash threshold of $29,466 (C$40,000) in order for the Company to make additional capital expenditures and investments. The Senior Facility is collateralized against all real and personal property owned, leased and operated by the Company in North America, and any and all other property of the Company now existing and acquired in North America after the closing date. As of June 30, 2020, the Company was in compliance with all covenants set forth under the Senior Facility.

The following table sets forth the net carrying amount of the Senior Facility:

June 30, 2020
Senior Facility	$47,355
Unamortized transaction costs	(2,717)
Net carrying amount	$44,638
Less: current portion of Senior Facility	—
Total noncurrent portion of Senior Facility	$44,638

The following table sets forth total interest expense recognized related to the Senior Facility:

	Three months ended June 30, 2020	Six months ended June 30, 2020
Contractual interest at Canadian prime plus 8.05%	$1,229	$1,710
Amortization of transaction costs	405	536
Total	$1,634	$2,246

14.	Registered Offering and Warrants

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

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues Class 2 common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. There were no triggering events during the three and six months ended June 30, 2020.  The Company received stockholder approval of the anti-dilution price protection feature at the Company’s Annual Meeting on May 28, 2020.

The Company's pre-funded warrants and warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to effect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act.  In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of Class 2 common stock due to be issued multiplied by any trading price of the Class 2 common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered Class 2 common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

Pre-funded warrants and warrants outstanding at June 30, 2020, and related activity for the six months ended June 30, 2020 is as follows (reflects the number of shares of Class 2 common stock as if the warrants were converted to Class 2 common stock):

Description	Classification	Exercise price	Expiration date	Balance December 31, 2019	Issued	Exercised	Balance June 30, 2020
Pre-Funded Warrants	Liability	$0.0001	March 17, 2025	—	11,750,000	(11,750,000)	—
Warrants	Liability	$5.95	March 17, 2025	—	19,000,000	—	19,000,000
			Total	—	30,750,000	(11,750,000)	19,000,000

The Company estimated the fair value of the Warrant liability at June 30, 2020 at $5.44 per warrant using the Monte Carlo pricing model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	0.32%
Expected volatility	110%
Expected term	5.2 years
Expected dividend yield	0%
Strike price	$5.95
Fair value of common stock	$7.11
Discount due to exercise restrictions	11.6%

Expected volatility is based on the historical volatility of the Company's common stock since its initial public offering in 2018.

15.	Stockholders’ Equity

Common and preferred stock

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of June 30, 2020. The liquidation and dividend rights are identical among Class 1 common stock and Class 2 common stock, and all classes of common stock share equally in the Company’s earnings and losses.

	Par Value	Authorized	Voting Rights
Class 1 common stock	$0.0001	250,000,000	10 votes for each share
Class 2 common stock	$0.0001	500,000,000	1 vote for each share
Preferred stock	$0.0001	10,000,000	N/A

On March 17, 2020 the Company closed the registered offering, issuing 7,250,000 shares of the Company’s Class 2 common stock along with pre-funded warrants and warrants (refer to Note 14). During the period from the close of the registered offering and March 31, 2020, all pre-funded warrants were exercised at a price per share of $0.0001 and the Company issued 11,750,000 shares of Class 2 common stock (refer to Note 14).

During the six months ended June 30, 2020, the Company issued 2,712,404 shares of Class 2 common stock for gross proceeds of $30,846 under the at-the-market equity offering. Transaction costs of $617 were recorded net against the allocated gross proceeds in additional paid-in-capital. The warrants’ anti-dilution price protection features allow, for the period the warrants are outstanding, the Company to only issue up to $20,000 in aggregate gross proceeds under the Company’s at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6,000 per quarter, at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution price protection features.

The Company’s future ability to pay cash dividends on Class 2 common stock is limited by the terms of the Senior Facility and cannot be paid without the consent of the lender.

16.	Stock-based Compensation

Original Stock Option Plan

Certain employees of the Company participated in the equity-based compensation plan of Privateer Holdings, Inc. (the “Original Plan”) under the terms and valuation method detailed in the Company’s annual financial statements. For the three and six months ended June 30, 2020, the total stock-based compensation expense associated with the Original Plan was $134 and $296 (2019 – $158 and $268). As of June 30, 2020, the total remaining unrecognized stock-based compensation expense related to non-vested stock options under the Original Plan amounted to $513 which will be recognized over the weighted-average remaining requisite service period of approximately 0.7 years.

Stock option activity under the Original Plan is as follows:

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	3,014,004	$3.04	5.8	$44,108
Exercised	(510,101)	1.04
Forfeited	(51,307)	4.40
Cancelled	(52,253)	3.33
Balance June 30, 2020	2,400,343	$3.39	4.1	$34,141
Vested and expected to vest, June 30, 2020	2,390,920	$3.37	4.1	$34,036
Vested and exercisable, June 30, 2020	2,260,984	$3.21	3.9	$32,483

No stock options were granted under the Original Plan during the six months ended June 30, 2020 and June 30, 2019. The total fair value of stock options vested as of June 30, 2020 was $140 (December 31, 2019 – $2,789).

New Stock Option and Restricted Stock Unit Plan

The Company adopted the 2018 Equity Incentive Plan (the “2018 EIP”) as amended and approved by stockholders in May 2018 under the terms and valuation methods detailed in the Annual Financial Statements. The number of shares of Class 2 common stock reserved for issuance under the 2018 EIP automatically increases on January 1 of each calendar year, for a period of not more than ten years, starting on January 1, 2019 and ending on and including January 1, 2027, in an amount equal to 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the prior calendar year, or a lesser number of shares determined by the Company’s Board of Directors. The shares reserved include only the outstanding shares related to stock options and RSUs and excludes stock options outstanding under the Original Plan. The number of shares reserved for issuance under the 2018 EIP is 17,037,421, effective as of January 1, 2020 (December 31, 2019 – 12,926,172). For the three and six months ended June 30, 2020, total stock-based compensation expense associated with the 2018 EIP was $7,513 and $15,028 (2019 - $7,765 and $13,391). As of June 30, 2020, the total remaining unrecognized stock-based compensation expense related to non-vested stock options and restricted stock units (“RSUs”) under the 2018 EIP amounted to $50,684 which will be recognized over the weighted average remaining requisite service period of approximately 1.99 years.

Stock option and RSU activity under the 2018 EIP are as follows:

Time-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	5,307,130	$14.04	8.4	$44,297
Granted	—	—
Exercised	(286,948)	7.76
Forfeited	(191,957)	14.52
Cancelled	(25,161)	36.04
Balance June 30, 2020	4,803,064	$14.28	7.7	$—
Vested and expected to vest, June 30, 2020	4,701,478	$14.14	7.6	$—
Vested and exercisable, June 30, 2020	3,116,993	$12.19	7.6	$—

During the six months ended June 30, 2020, no time-based stock options were granted under the 2018 EIP (2019 – 10,000). The weighted-average fair values of stock options granted during the six months ended June 30, 2020 was $0 per share (2019 – $28.88). The total fair value of stock options vested as of June 30, 2020 was $28,454 (December 31, 2019 – $16,708).

Performance-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	520,000	$7.76	8.4	$4,872
Granted	—	—		—
Exercised	(320,000)	7.76
Forfeited	—	—		—
Cancelled	—	—		—
Balance June 30, 2020	200,000	$7.76	7.9	$—
Vested and expected to vest, June 30, 2020	200,000	$7.76	7.9	$—
Vested and exercisable, June 30, 2020	200,000	$7.76	7.9	$—

No performance-based stock options were granted under the 2018 EIP during the six months ended June 30, 2020 and June 30, 2019. The total fair value of stock options vested as of June 30, 2020 was $0 (December 31, 2019– $1,246).

Time-based RSU activity

	Time-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2019	1,423,392	$42.05
Granted	1,823,000	8.86
Vested	(287,919)	50.82
Forfeited	(453,950)	35.98
Non-vested June 30, 2020	2,504,523	$17.98

During the six months ended June 30, 2020, 1,823,000 (2019 – 756,825) time-based RSUs were granted. During the six months ended June 30, 2020, 287,919 (2019 – 35,000) time-based RSUs vested.

Performance-based RSUs activity

	Performance-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2019	265,625	$7.76
Vested	(106,250)	7.76
Non-vested June 30, 2020	159,375	$7.76

No performance-based RSUs were granted during the six months ended June 30, 2020 (2019 – none). During the six months ended June 30, 2020, 106,250 (2019 – 478,125) performance-based RSUs vested.

17.	Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:
	Foreign Currency Translation Adjustments	Unrealized (loss) gain on available-for-sale debt securities	Total
Balance as at December 31, 2019	$10,021	$(302)	$9,719
Other comprehensive loss:
Change in foreign currency translation	(16,633)	—	(16,633)
Change in unrealized (losses)/ gains on available-for-sale debt securities	—	(74)	(74)
Balance as at March 31, 2020	$(6,612)	$(376)	$(6,988)
Other comprehensive loss:
Change in foreign currency translation	7,184	—	7,184
Change in unrealized gains on available-for-sale debt securities	—	35	35
Balance as at June 30, 2020	$572	$(341)	$231

18.	Commitments and Contingencies

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

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2027.

Maturities of lease liabilities:

Year ending December 31,	Operating Leases	Finance Leases
2020 (remaining six months)	$1,883	$460
2021	3,098	950
2022	2,996	5,389
2023	2,894	11,128
2024	2,482	—
Thereafter	8,018	—
Total lease payments	$21,371	$17,927
Imputed interest	2,679	4,714
Obligations recognized	$18,692	$13,213

Purchase commitments

The following table reflects the Company’s future non-cancellable minimum purchase commitments for inventory as of June 30, 2020:
	Total	2020 (remaining six months)	2021	2022	2023	2024	Thereafter
Purchase commitments	$79,706	$78,045	$1,587	$37	$37	$—	$—
Total	$79,706	$78,045	$1,587	$37	$37	$—	$—

As a result of changing industry dynamics, the Company is currently in the process of re-negotiating the terms of several supply agreements, including quantities and pricing, related to cannabis flower, cannabis extracts/oils, and hemp flower. The re-negotiations are ongoing and, while certain contracts have been successfully terminated or restructured with more favorable terms to the Company, there can be no assurance that additional contract re-negotiations can be concluded on terms satisfactory to the Company on a timely basis, or at all.

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

Other commitments

The Company has payments on the ABG finance liability (refer to Note 11), convertible notes (refer to Note 12) and the Senior Facility (refer to Note 13) as follows:

	Total	2020 (remaining six months)	2021	2022	2023	2024	Thereafter
ABG finance liability	$8,000	$500	$1,500	$1,500	$1,500	$1,500	$1,500
Convertible notes, principal and interest	558,125	11,875	23,750	23,750	498,750	—	—
Senior Facility, principal and interest	56,055	2,900	4,972	48,183	—	—	—
Portugal construction commitments	12,234	12,234	—	—	—	—	—
Total	$634,414	$27,509	$30,222	$73,433	$500,250	$1,500	$1,500

19.	Revenue from Contracts with Customers

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

For certain long-term arrangements, the Company has performance obligations for goods it has not yet delivered. For these arrangements, the Company does not have a right to bill for the undelivered goods. The Company has determined that any unbilled consideration relates entirely to the value of undelivered goods. Accordingly, the Company has not recognized revenue, and has elected not to disclose amounts, related to these undelivered goods. As of June 30, 2020 and December 31, 2019, other than accounts receivable, net of allowance for credit losses and provision for sales returns, the Company has no contract balances in the balance sheets.

20.	General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Salaries	$6,434	$7,241	$13,730	$13,652
Professional fees	3,822	4,208	8,343	6,665
Travel expenses	—	1,161	791	1,882
Other expenses	3,938	3,692	8,603	6,390
Credit loss expenses	271	259	317	795
(Gain) loss on disposal of property and equipment	(21)	1	436	112
Total	$14,444	$16,562	$32,220	$29,496

21.	Supplemental Cash Flow Information
	Six months ended June 30,
	2020	2019
Cash paid for interest	$8,187	$11,779
Non-cash investing
Acquisition of Manitoba Harvest	$—	$195,407
Acquisition of Natura	$—	$38,980
Investment in ABG Profit Participation Arrangement, net of receivable	$—	$94,805
Acquisition of investments	$—	$70

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,769	$782
Operating cash flows from finance leases	$287	$—
Financing cash flows from finance leases	$206	$—
Non-cash additions to Right-of-use assets and lease liabilities
Operating leases	$423	$13,300
Finance leases	$—	$—

22.	Related Party Transactions

In the normal course of business, the Company enters into related party transactions with certain entities under common control and joint ventures as described in the Annual Financial Statements and detailed below.

Leafly Holdings, Inc. (“Leafly”)

The Company has a series of agreements with Leafly providing for, among other things, data licensing, advertising and marketing activities. During the three and six months ended June 30, 2020, operational expenses of $0 and $129 was recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $18 and $19).

Docklight LLC (“Docklight”)

The Company pays Docklight a royalty fee pursuant to a brand licensing agreement which provides the Company with exclusive rights in Canada for the use of certain adult-use brands. During the three and six months ended June 30, 2020, royalty fees of $195 and $416 were recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $73 and $132). Refer to Note 18 for purchase commitments with Docklight.

Ten Eleven Management LLC (“Ten Eleven”)

In January 2020, the Company entered into a management agreement with Ten Eleven Management LLC (“Ten Eleven”), pursuant to which Ten Eleven provides the Company with certain general administrative and corporate services for a service fee. This agreement was terminated in April 2020. During the three and six months ended June 30, 2020, management services of $18 and $71 was recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $75 and $125).

The Company sub-leases a portion of certain office space to Ten Eleven. Ten Eleven’s lease payments are based on the pro-rata share of space that they occupy, with annual lease payments of $470. The sub-lease was terminated in May 2020. For the three and six months ended June 30, 2020, $78 and $196 of sublease income is recorded in other income, net (2019 - $77 and $77).

Fluent and Cannfections

The Company has joint venture arrangements with a 50% ownership and voting interest in each Fluent and Cannfections. Refer to Note 6 for details over transactions with these entities for the six months ended June 30, 2020.

Aircraft Time Share Reimbursement

The Company had entered into an aircraft time-share agreement and a lease consent and subordination agreement with Brendan Kennedy, our Chief Executive Officer, whereby the Company had access to and use of an aircraft owned by Mr. Kennedy on an as-needed basis for business purposes. Pursuant to this arrangement, the Company reimbursed Mr. Kennedy for certain related aircraft expenses. During the three and six months ended June 30, 2020, the Company incurred $0 and $261 of fees which is included in general and administrative expenses (2019 – $0 and $0).

Accounts payable due to related parties

At June 30, 2020, the Company has accounts payable due to related parties of $460 (December 31, 2019 - $68).

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

The Company evaluates the collectability of its accounts receivable and provides an allowance for credit losses as necessary (refer to Note 7).

Due to the uncertainties associated with COVID-19, the Company may be unable to accurately predict the creditworthiness of its counterparties and their ability to meet their obligations. This may result in unforeseen additional credit losses.

Foreign currency risk

The Company conducts its business in several countries and in a variety of currencies, the most significant of which are the Canadian dollar and Euro. Consequently, the Company is exposed to foreign currency risk. A significant portion of the Company’s assets, liabilities, revenue, and expenses are denominated in Canadian dollars. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $23,761 as of June 30, 2020, with a corresponding impact to accumulated other comprehensive income (loss). The Company is also exposed to risk related to changes in the value of the Euro’s due to its one construction commitment in Portugal.

Interest rate risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s outsanding debt. The Company is exposed to changes to the Canadian prime rate as the Senior Facility bears interest based on the Canadian prime rate plus 8.05%. The convertible notes bear interest at a fixed rate of 5% and are not publicly traded and is therefore are not affected by changes in the market interest rates. A 1% change in the Canadian prime rate would have an impact of $124 and $167 to the statements of net loss and comprehensive loss for the three and six months ended June 30, 2020.

Liquidity risk

The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash flows generated from operations to meet its requirements. As of June 30, 2020, the most significant financial liabilities are accounts payable, accrued expenses and other current liabilities, convertible notes and the Senior Facility.
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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2020
Investments
Equity investments measured at fair value	$2,666	$—	$—	$2,666
Debt securities classified as available-for-sale	597	—	4,726	5,323
Warrant liability	—	—	(103,549)	(103,549)
Total recurring fair value measurements	$3,263	$—	$(98,823)	$(95,560)

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2019
Investments
Equity investments measured at fair value	$4,183	$—	$—	$4,183
Debt securities classified as available-for-sale	727	—	4,320	5,047
Acquisition-related contingent consideration	—	—	(420)	(420)
Total recurring fair value measurements	$4,910	$—	$3,900	$8,810

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

Warrant liability: The warrants associated with the warrant liability are classified as Level 3 derivatives. Consequently, the estimated fair value of the warrant liability is determined using the Monte Carlo pricing model (refer to Note 14). The warrant liability (which relates to warrants to purchase shares of Class 2 common stock) is marked-to-market each reporting period with the change in fair value recorded in change in fair value of warrant liability, until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. Any significant adjustments to the unobservable inputs disclosed in the table below would have a direct impact on the fair value of the warrant liability.

The opening balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled to the closing balances as follows:

	Debt securities classified as available-for- sale	Warrant liability
Opening balance as at December 31, 2019	$4,320	$—
Additions and settlements
Additions	—	(69,414)
Exercise	—	49,053
Total gains or losses for the period:	—	—
Included in net loss	—	—
Interest expenses, net	406	—
Change in fair value of warrant liability	—	(83,188)
Impairment of assets	—	—
Foreign currency translation loss, net	—	—
Closing balance as at June 30, 2020	$4,726	$(103,549)

	Quantitative information about Level 3 fair value measurements
	Fair value at June 30, 2020	Valuation technique	Unobservable input	Range (weighted average)
			Discount rate	16.2%
Debt securities classified as available-for-sale	$4,726	Discounted cash flow	Probability of conversion/ prepayment	nil
			Probability of default	nil
			Volatility	110%
Warrant liability	$(103,549)	Monte Carlo	Restriction	11.6%
			Expected life	0.2 years to 5.2 years (2.2 years)

Items measured at fair value on a non-recurring basis

The Company's prepayments and other current assets, long lived assets, including property and equipment, goodwill and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Land and buildings (held for sale): The Company used a third-party real estate agent to assist management in its determination of the fair value of the assets held for sale at the High Park Gardens facility. Management, in its determination of the fair value of the assets held for sale reviewed market data from recent sales of similar properties to determine an implied sale price per acre of land and greenhouse space and wrote-down the carrying value of the land and greenhouse space held for sale to the estimated fair value less selling costs.

In connection with an evaluation of such assets during the six months ended June 30, 2020, the carrying values of the land and buildings at the High Park Gardens facility (Level 2), ABG finance receivable and certain intangible assets (Level 3) were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 2 (refer to Note 2) and Level 3 inputs (refer to Note 3, Note 8 and Note 10).

The estimated fair value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other current liabilities, convertible notes and Senior Facility at June 30, 2020 (December 31, 2019 – the fair value of all aforementioned, except the Senior Facility which was entered into in 2020) approximate their carrying value.

25.	Business Segment Information

The Company has two operating segments based on major product categories: cannabis and hemp. These operating segments are also the Company’s reportable segments.

The cannabis segment cultivates, processes and distributes medical and adult-use cannabis products in a variety of formats, as well as related accessories, on a global basis. The hemp segment processes and distributes a diverse portfolio of hemp-based natural and organic food and wellness products on a global basis.

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

The comparative three and six months ended June 30, 2019 have been recast to reflect to the current segment structure.
	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	Revenue	Gross profit / (loss)	Revenue	Gross profit	Revenue	Gross profit / (loss)	Revenue	Gross profit
Cannabis	$30,171	$(12,072)	$25,969	$3,367	$60,947	$(9,146)	$43,425	$6,988
Hemp	$20,243	$6,653	$19,935	$8,906	$41,569	$14,597	$25,517	$10,670
Total	$50,414	$(5,419)	$45,904	$12,273	$102,516	$5,451	$68,942	$17,658

No asset information is provided for the segments because the Company’s chief operating decision maker does not review this information by segment on a regular basis.

Total revenue and gross profit for the reportable segments is equal to the Company’s consolidated revenue and gross profit.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross (loss) profit for the segments	$(5,419)	$12,273	$5,451	$17,658
General and administrative expenses	14,444	16,562	32,220	29,496
Sales and marketing expenses	12,833	14,366	30,709	22,187
Research and development expenses	652	1,528	1,910	2,576
Depreciation and amortization expenses	3,337	2,392	6,928	4,257
Stock-based compensation expenses	7,647	7,923	15,324	13,659
Impairment of assets	28,371	—	58,210	—
Acquisition-related expenses, net	1,790	2,464	4,145	6,888
Loss from equity method investments	1,327	—	3,075	—
Foreign exchange (gain) loss, net	(13,326)	(1,611)	14,743	(1,432)
Change in fair value of warrant liability	11,210	—	83,188	—
Interest expenses, net	10,564	8,581	19,710	17,325
Finance income from ABG	—	(212)	—	(347)
Other expense (income), net	333	(1,224)	4,983	(5,069)
Loss before income taxes	$(84,601)	$(38,496)	$(269,694)	$(71,882)

Sources of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Dried cannabis	$20,071	$21,866	$40,260	$32,802
Cannabis extracts	9,955	3,899	20,007	10,353
Hemp products	20,243	19,935	41,569	25,517
Accessories and other	145	204	680	270
Total	$50,414	$45,904	$102,516	$68,942

Channels of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cannabis
Adult-use	$17,621	$15,043	$38,540	$22,923
Canada - medical	3,835	2,326	7,886	5,324
International - medical	8,313	1,851	14,119	3,662
Bulk	402	6,749	402	11,516
Total Cannabis revenue	$30,171	$25,969	$60,947	$43,425
Hemp	20,243	19,935	41,569	25,517
Total	$50,414	$45,904	$102,516	$68,942

Revenue attributed to geographic region based on the location of the customer was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Canada	$27,844	$30,329	$57,332	$47,331
United States	13,981	10,730	30,511	14,955
Other countries	8,589	4,845	14,673	6,656
Total	$50,414	$45,904	$102,516	$68,942

Revenue includes excise duties of $4,140 and $9,112 for the three and six month periods ended 30 June 2020 (2019: $3,862 and $5,776).

Long-lived assets consisting of property and equipment, net of accumulated depreciation, attributed to geographic regions based on their physical location were as follows:

	June 30, 2020	December 31, 2019
Canada	$114,805	$144,065
Portugal	56,572	36,908
United States	4,640	3,171
Other countries	63	73
Total	$176,080	$184,217

Three customers accounted for 16%, 15%, and 9% of revenue, respectively, for the three months ended June 30, 2020. Three customers accounted for 21%, 16% and 12% of revenue, respectively, for the six months ended June 30, 2020. For the three and six months ended June 30, 2020, two customers were from the Cannabis segment and one customer from the Hemp segment. Three customers accounted for 15%, 11%, and 10% of revenue, respectively, for the three months ended June 30, 2019. Two customers accounted for 13% and 11%, of revenue, respectively, for the six months ended June 30, 2019.

One customer accounted for 13% of the Company’s accounts receivable balance as of June 30, 2020. Two customers accounted for 20% and 10%, respectively, of the Company’s accounts receivable balance as of December 31, 2019.
26.	Subsequent Events

During the month of July 2020, the Company issued 816,118 shares of Class 2 common stock for gross proceeds of approximately $5,800 under the at-the-market equity offering program

On August 5th, 2020, the Company reached an agreement with an unrelated third party and terminated supply agreements for purchase commitments of $17,425. As part of the agreement reached the Company will not seek reimbursement of an advance deposit the Company had previously provided to the third party supplier of which $4,934 remained outstanding as of June 30, 2020 (refer to Note 4). The Company included the $4,934 in inventory valuation adjustments in cost of sales that related to the write off of the advance deposit (refer to Note 5) in its statements of net loss and comprehensive loss. The Company also removed the $17,425 of purchase commitments (refer to Note 18) from its commitments and contingencies as of June 30, 2020. In addition, the Company paid $3,683 in cash and $1,473 in shares of the Company’s Class 2 common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, subsequent quarterly and annual reports, and in our other SEC and Canadian public filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

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

We lost our emerging growth company status effective December 31, 2019 and therefore reported as a large accelerated filer in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Financial Statements”). As a result, we comply with new and revised accounting standards applicable to public companies. The comparative three and six months ended June 30, 2019 included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation reflects the new and revised accounting standards and therefore does not mirror the June 30, 2019 interim period condensed consolidated financial statements previously filed.

Overview

Our vision is to build the world’s most trusted and valuable cannabis and hemp company. We are pioneering the future of medical, wellness and adult-use cannabis and hemp research, cultivation, processing and distribution globally, and we are one of the leading suppliers of adult-use cannabis in Canada and medical use cannabis in Germany, and a leading supplier of hemp products in North America.

We have supplied high-quality cannabis products to tens of thousands of patients in fifteen countries spanning five continents through our subsidiaries in Australia, Canada, Germany, Latin America and Portugal, and through agreements with established pharmaceutical distributors. We cultivate medical and adult-use cannabis in Canada and medical cannabis in Portugal. We operate only in countries where cannabis or hemp-derived cannabinoids are legal, by which we mean the activities in those countries are permitted under all applicable federal and state or provincial and territory laws.

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

We are a leader in the Canadian adult-use market. We have entered into agreements to supply certain provinces and territories with our adult-use products for sale through the distribution systems they have established. Adult-use legalization occurred in Canada on October 17, 2018 and on October 17, 2019, the Canadian adult-use regulations were amended to permit the sale of new class of cannabis products including edibles, beverages and vape products.

On February 28, 2020, we entered into a credit agreement for a senior secured credit facility, denominated in Canadian dollars, for a maximum aggregate principal amount of $59.6 million (C$79.8 million) (the “Senior Facility”). An aggregate principal amount equal to $49.7 million (C$66.5 million) was drawn on February 28, 2020.

As a result of COVID-19 related financial market conditions that have affected the lender, and not because of any material changes to the business of Tilray or its subsidiaries, the lender requested that we withdraw our then outstanding request for the additional draw of $9.9 million made on May 4, 2020. We agreed and, as a result, on June 5, 2020, we entered into the First Amendment to the Senior Facility (“the First Amendment”). The First Amendment provides that the Senior Facility will only require interest payments for the remainder of its term and all outstanding principal payments will be due at maturity, February 28, 2022. We have been, and currently are, in full compliance with all terms of the Senior Facility and did not incur any fees or penalties in connection with the First Amendment.

Additionally, and at such time as the lender’s business may allow, the lender may make the additional proceeds of $9.9 million available during the term of the Credit Agreement, at its sole discretion. Concurrently with the First Amendment, the lender also approved our ability to sell the High Park Gardens facility, if and when we desire. As part of any sale of the High Park Gardens facility, the lender has agreed that we may retain 60% of any sales proceeds (net of all expenses, fees and taxes), and that the lender shall receive 40% of all sales proceeds (net of all expenses, fees and taxes). All sales proceeds to the lender will be applied as a repayment of principal on the Senior Facility, without any prepayment penalties or fees.

On March 17, 2020, we closed an underwritten registered offering of 7,250,000 shares of Class 2 common stock for $4.76 per share and 11,750,000 pre-funded warrants for $4.7599 (the “pre-funded warrants”) accompanied by 19,000,000 warrants with an exercise price of $5.95. The pre-funded warrants have an exercise price per share of Class 2 common stock of $0.0001 and were exercisable at any time after their original issuance and expire on the fifth anniversary date of issuance. The pre-funded warrants were exercised in full during March 2020. The 19,000,000 warrants (the “warrants”) have an exercise price of $5.95 and allow the holder to purchase 19,000,000 shares of the Company’s Class 2 common stock. All 19,000,000 warrants remain outstanding as of June 30, 2020, and are exercisable at any time after the first trading day following the six-month anniversary of the issuance and will expire on the fifth anniversary date from the date they become exercisable. Our net proceeds from this offering was $85.3 million (gross proceeds of $90.4 million).

On May 26, 2020, we announced that we would permanently shut down our facility at High Park Gardens, a licensed cannabis facility in Leamington, Ontario, operated through its wholly-owned subsidiary Natura Naturals Inc. (“High Park Gardens”). This is a result of changing industry dynamics and evolving business needs. As a result of the closure, we expect to realize annualized net savings of approximately $6.0 million and avoid significant ongoing capital expenditures.

As of June 30, 2020, due to the closure of High Park Gardens, we incurred termination costs of $0.3 million related to severance, which are included within general and administrative expenses, recorded total non-cash charges of $25.5 million, which included of $13.6 million related to the write down of land and buildings upon placing these assets for sale and valuing such at their fair value less normal selling costs, $1.8 million of inventory valuation adjustments related to the destruction of unharvested flower and $10.2 million related to write down of the acquired cultivation license. We expect to recognize additional cash charges of $0.3 million in real estate transaction fees upon final sale of the Leamington facility.

On June 30, 2020, we completed the separation from Smith & Sinclair, a previously consolidated entity, which develops and distributes CBD-infused edibles.

During the six months ended June 30, 2020, we reduced headcount in different areas of the organization in order to better align our cost structure with the current business environment. A total of 415 positions were eliminated with an expected annualized savings impact, net of severance costs, of $34.0 million. In addition to headcount reductions, we have undertaken other efforts to increase operating efficiencies which will result in future additional cost savings of approximately $17.0 million, totaling approximately $52.0 million in overall cost savings annually versus our Q4 2019 annualized run rate cost structure. We continue to evaluate our cost structure in light of business conditions and COVID-19 and may take additional actions during the remaining of the year.

During the six months ended June 30, 2020, we issued 2,712,404 shares of Class 2 common stock for gross proceeds of approximately $30.9 million under the at-the-market equity offering program.

COVID-19

The ongoing outbreak of COVID-19 has caused significant disruptions to national and global markets, economies and consumer and patient behavior. Our businesses have been designated essential services in all the markets in which we operate. During this time, we have continued to conduct our operations to the fullest extent possible, while also responding to the outbreak with actions that include:

•

•implementing measures to protect the health and safety of our employees;

•modifying employee work schedules and access to our offices and facilities;

•coordinating closely with our suppliers and customers to maintain ample product supply for our customers and patients;

•ensuring we have business continuity programs in place; and

•planning for and working aggressively to mitigate any disruptions that may occur.

We are unclear how long this situation will exist. Due to the uncertainty around the outbreak’s duration and its broader impact the longer-term impact to our business is currently unknown. See the Risk Factors in Part II, Item 1A, regarding the COVID-19 outbreak, as well as those set forth in our most recent Form 10-K filing addressing risks facing our business, some of which may be affected by the COVID-19 outbreak.

Following minimal impact to our business during Q1 2020, during Q2 our sales growth in the Canada adult-use market, and Canadian medical and International medical markets moderated due to inconveniences faced by our customers and patients to access retail locations or prescribers’ offices respectively, as well as adult-use “pantry loading” that we believe occurred in March 2020, reducing demand in the three months ended June 30, 2020. We have not experienced any disruptions to our product supplies in any market.

For the remainder of 2020, COVID-19 may continue to suppress our expected and forecast sales growth. During this period, our priorities remain to provide a healthy and safe work environment for our employees; make our products available as easily as possible to our customers and patients, closely monitor our internal and external supply chain, and ensure we maintain our business operation, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

During the last six months we have taken actions to reduce our cost structure and add capital to our balance sheet to strengthen our business and support our short and long-term liquidity needs. Based on the actions taken and the information available to us as of the date of this report, we believe we will be able to adapt our plans as needed to continue to effectively manage our business during the evolving COVID-19 situation. Nevertheless, considering the possible changes to the environments critical to our business, including; social, economic, business, and governmental regulatory, the potential impact that COVID-19 may have on our financial condition and operating results remains highly uncertain.

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

(financial data is expressed in United States dollars)

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Kilograms equivalents sold - cannabis	11,430	5,588	5,842	105%	17,224	8,600	8,624	100%
Kilograms harvested - cannabis	6,781	11,474	(4,693)	(41)%	16,314	19,868	(3,554)	(18)%
Thousand units sold - hemp products	3,372	3,077	295	10%	5,250	3,699	1,551	42%
Average net selling price per gram - cannabis	$2.64	$4.61	$(1.97)	(43)%	$3.51	$5.02	$(1.51)	(30)%
Average cost per gram sold - cannabis	$2.06	$3.86	$(1.80)	(47)%	$2.40	$3.92	$(1.52)	(39)%
Average gross selling price per unit - hemp products	$6.00	$6.48	$(0.48)	(7)%	$7.92	$6.90	$1.02	15%

Kilogram equivalents sold – cannabis. We sell two product categories: (1) dried cannabis, which includes whole flower, ground flower and pre-roll products, and (2) cannabis extracts, which includes full-spectrum and purified oil drops and capsules, and product formats infused with cannabis extract such as edibles and vape products. Cannabis extracts are converted to flower equivalent grams based on the type and number of dried cannabis grams required to produce extracted cannabis in the form of cannabis oils infused into the final product. This conversion ratio is based on the amount of active cannabinoids in the products rather than the volume of the final product.

Total kilogram equivalents sold increased for both three and six months ended June 30, 2020 from comparable periods in 2019. The increase was primarily due to a one-time Bulk transaction associated with the termination of a supply contract. We expect continued increases in kilogram equivalent grams sold as we generate sales growth in our key cannabis businesses; Canadian Adult Use and International Medical.

Kilograms harvested – cannabis. Kilograms harvested represents the weight of dried whole plants post-harvest, drying and curing. This operating metric is used to measure the production efficiency of our facilities and production team.

Total kilograms harvested decreased for the three and six months ended June 30, 2020 from the comparable periods in 2019 partially due to the closure of our High Park Gardens cannabis greenhouse production operation and partially due to the timing of harvests in Portugal during 2020 compared to 2019.

It is our expectation that harvested quantities for comparable facilities will increase during 2020 due to improved efficiencies as our growing processes mature and we realize the benefits of capital investments. After the permanent shut down of our facility at High Park Gardens, a licensed cannabis facility in Leamington, Ontario, our current production and manufacturing footprint in Canada is approximately 0.7 million square feet and our footprint in Portugal is approximately 2.6 million square feet, for a total of 3.3 million square feet worldwide. Our current growing space in Portugal is made up of 20 hectares of outdoor growing space in Alentejo, 1 hectare of greenhouse and 4 hectares of outdoor growing space in Cantanhede, and 65,000 square feet of manufacturing, processing, research, and office space in Cantanhede. We are currently under construction to complete an additional 3.4 hectares of greenhouse in Cantanhede during the remainder of 2020. Due to COVID-19, however, we have experienced construction delays and there is some uncertainty about the actual completion date of the additional growing space. If we are unable to complete construction in a timely manner due to COVID-19, we may not achieve all our expected harvests and production which may negatively impact our international sales. We are actively working with our contractors to maintain appropriate COVID-19 protections at our construction site in an effort to complete construction in a timely manner.

Thousand units sold – hemp products. As a result of the acquisition of FHF Holdings Ltd. (“Manitoba Harvest”) in February 2019, we sell hemp products such as shelled hemp seed, ground hemp, broad spectrum hemp extract containing CBD and hemp seed oil that are tracked by individual units.

Hemp products sold for the three month period ending June 30, 2020 were flat to the comparable period in 2019. For the six months ended June 30, 2020 sales increased from the comparable period in 2019. The increase is largely due to a full quarter of sales in 2020 compared to a partial quarter in 2019. The lack of growth in year over year sales for the three month period ending June 30, 2020 is largely attributable to reduced foot traffic at retail outlets due to COVID-19. Looking forward, due to COVID-19 and the associated restrictions on retail shopping and potential permanent changes in consumer behavior, we may not be able to grow sales in our key sales channels. Our sales team is exploring ways to mitigate any effects of slowing sales due to COVID-19 including expanding our distribution, increasing our presence on Amazon, and enhancing selling capabilities of our own website.

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

The average net selling price per gram decreased for the three and six months ended June 30, 2020 from comparable periods in 2019 due to a shift in distribution channels and product mix. Adult-use products increased to 59% and 63% of total cannabis revenue for the three and six months ended June 30, 2020 compared to 58% and 53% for the comparable periods in 2019. Adult-use products are sold directly to wholesalers, which have lower sales price per gram and higher sales volume compared to medical channel sales. In addition, during the quarter we executed a one-time transaction at lower net selling price per gram associated with the termination of a supply contract.

We expect our average selling price per gram to increase over time as our international medical cannabis sales continue to grow. However, if construction of our new greenhouse space in Portugal is delayed due to COVID-19 or otherwise, we may not realize our expected increase in sales price because we may not have sufficient product at the potency level needed to supply our growing international medical sales business.

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

The average cost per gram sold decreased for the three and six months ended June 30, 2020 from comparable periods in 2019 primarily a result of reduced cost structures at our facilities due to our cost cutting efforts, better throughput and cost absorption at our High Park Holdings processing facility, and partially due to the availability of low cost product available from 3rd parties. These decreases were partly offset by a one-time Bulk transaction associated with the termination of a supply contract. We expect to see continued improvement in our cost per gram metric as the full benefit of our cost reductions, including the closure of High Park Gardens, which was a relatively high cost facility to operate, are realized.

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

The average gross selling price per unit for hemp products decreased roughly 7% during the three months ended June 30, 2020 from the comparable periods in 2019 due to increased promotional activity with our largest customer. The six month comparable period in 2019 does not provide a good comparison because the 2019 period only represents four months of sales. If COVID-19 and its related impacts continue to depress general retail activity, we may experience additional pressure to reduce prices to compel retailers to continue to stock our products. Our sales team continues to monitor retailer relationships with a goal of maintaining or increasing pricing.

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

Assets held for sale

In May 2020, we announced our decision to close our High Park Gardens facility in response to the current economic climate. As a result, we have adopted an accounting policy for assets held for sale. Assets held for sale are accounted for in accordance with applicable accounting guidance provided in ASC Topic 360, Property, Plant and Equipment. We classified our assets as held for sale if, among other criteria, the carrying amount will be recovered principally through a sale transaction rather than continued use and a sale is considered probable within one year. Assets classified as held for sale are measured at the lower of the carrying amount and fair value less costs to sell.

We have determined assets at High Park Gardens meet the criteria for held-for-sale classification and have measured these assets at the lower of their carrying amount and fair value less costs to sell. We have recorded an impairment loss recognized for the initial write-down of these assets to fair value less costs to sell in impairment of assets within the statements of net and comprehensive loss. We have presented these assets classified as held for sale separately from the other assets in the balance sheets.

We used a third-party real estate agent to assist us in the determination of the fair value of the assets held for sale. The agent used recent sales of similar properties to determine an implied sale price per acre of land and greenhouse space and applied this to the land and greenhouse space held for sale to estimate the fair value.

COVID-19 related judgments and estimates

The unprecedented nature of the COVID-19 pandemic and its impact results in uncertainty about future market conditions, the impacts on our business, and consequently, the assumptions we use to develop forecasts of business performance. As a result, significant judgments and estimates have been made in the qualitative and quantitative impairments and the going concern assessments at June 30, 2020. There is no guarantee that our total revenues will grow or remain at similar levels in the next two quarters of 2020. Depending on conditions, we may have to review our assumptions which may result in additional adjustments or impairments of assets in 2020. Additionally, if COVID-19 continues to negatively impact business conditions around the globe and in our key markets, we may need to further adjust our operations and headcount during the year.

Warrants

In March 2020, we closed on a registered offering including Class 2 common stock that included warrants and pre-funded warrants. As a result, we have adopted an accounting policy for warrants. Warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Our warrants are classified as liabilities and are recorded at fair value. The warrants are subject to remeasurement at each settlement date and at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of net loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss.

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

Results of Operations

Financial data is expressed in thousands of United States dollars, unless otherwise noted.

Condensed Consolidated Statements of Net Loss Data

(in thousands of United States dollars)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$50,414	$45,904	$102,516	$68,942
Cost of sales
Product costs	37,204	33,430	74,392	50,759
Inventory valuation adjustments	18,629	201	22,673	525
Gross (loss) profit	(5,419)	12,273	5,451	17,658
General and administrative expenses	14,444	16,562	32,220	29,496
Sales and marketing expenses	12,833	14,366	30,709	22,187
Research and development expenses	652	1,528	1,910	2,576
Stock-based compensation expenses	7,647	7,923	15,324	13,659
Depreciation and amortization expenses	3,337	2,392	6,928	4,257
Impairment of assets	28,371	—	58,210	—
Acquisition-related expenses, net	1,790	2,464	4,145	6,888
Loss from equity method investments	1,327	—	3,075	—
Operating loss	(75,820)	(32,962)	(147,070)	(61,405)
Foreign exchange (gain) loss, net	(13,326)	(1,611)	14,743	(1,432)
Change in fair value of warrant liability	11,210	—	83,188	—
Interest expenses, net	10,564	8,581	19,710	17,325
Finance income from ABG	—	(212)	—	(347)
Other expense (income), net	333	(1,224)	4,983	(5,069)
Loss before income taxes	(84,601)	(38,496)	(269,694)	(71,882)
Deferred income tax recoveries	(2,875)	(2,642)	(4,147)	(6,419)
Current income tax expenses (benefit)	(39)	447	262	207
Net loss	$(81,687)	$(36,301)	$(265,809)	$(65,670)
Other Financial Data
Adjusted EBITDA (1)	$(12,277)	$(18,021)	$(30,984)	$(32,416)

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures.”

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(as a percentage of revenue)
Cost of sales - product costs	74%	73%	73%	74%
Cost of sales - inventory valuation adjustments	37%	0%	22%	1%
Gross (loss) profit	(11)%	27%	5%	26%
General and administrative expenses	29%	36%	31%	43%
Sales and marketing expenses	25%	31%	30%	32%
Research and development expenses	1%	3%	2%	4%
Stock-based compensation expenses	15%	17%	15%	20%
Depreciation and amortization expenses	7%	5%	7%	6%
Impairment of assets	56%	0%	57%	0%
Acquisition-related expenses, net	4%	5%	4%	10%
Loss from equity method investments	3%	0%	3%	0%
Operating loss	(150)%	(72)%	(143)%	(89)%
Foreign exchange (gain) loss, net	(26)%	(4)%	14%	(2)%
Change in fair value of warrant liability	22%	0%	81%	0%
Interest expenses, net	21%	19%	19%	25%
Finance income from ABG	0%	(0)%	0%	(1)%
Other expense (income), net	1%	(3)%	5%	(7)%
Loss before income taxes	(168)%	(84)%	-263%	(104)%
Deferred income tax recoveries	(6)%	(6)%	(4)%	(9)%
Current income tax expenses (benefit)	0%	1%	0%	0%
Net loss	(162)%	(79)%	(259)%	(95)%
Other Financial Data
Adjusted EBITDA (1)	(24)%	(39)%	(30)%	(47)%

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures.”

Revenue

We report our operating results in two segments: (i) Cannabis (licensed) and (ii) Hemp (unlicensed). The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting. We also evaluate revenue by product channel and source.

Revenue by product channel

(in thousands of United States dollars)

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cannabis
Adult-use	$17,621	$15,043	$2,578	17%	$38,540	$22,923	$15,617	68%
Canada - medical	3,835	2,326	1,509	65%	7,886	5,324	2,562	48%
International - medical	8,313	1,851	6,462	349%	14,119	3,662	10,457	286%
Bulk	402	6,749	(6,347)	(94)%	402	11,516	(11,114)	(97)%
Total Cannabis revenue	30,171	25,969	4,202	16%	$60,947	$43,425	17,522	40%
Hemp	20,243	19,935	308	2%	41,569	25,517	16,052	63%
Total	$50,414	$45,904	$4,510	10%	$102,516	$68,942	$33,574	49%
Excise duties included in revenue	$4,140	$3,862	$278	7%	$9,112	$5,776	$3,336	58%

Revenue. Revenue increased 10% to $50.4 million (C$69.4 million) and 49% to $102.5 million (C$140.1 million) for the three and six months ended June 30, 2020, compared to revenue of $45.9 million and $68.9 million (C$60.9 million and C$91.5 million) for the same periods in 2019, respectively. For three months ended June 30, 2020, the increases from the comparable period in 2019 was primarily due to the ongoing growth and development of our international channels, especially in the European markets. For six months ended June 30, 2020, the increase from comparable periods in 2019 is largely driven by a combination of our adult-use, international medical, and hemp channels.

Cannabis. Cannabis segment revenue increased 16% to $30.1 million (C$41.5 million) and 40% to $60.9 million (C$83.2 million) for the three and six months ended June 30, 2020, compared to revenue of $26.0 million and $43.4 million (C$34.0 million and C$56.9 million) for the same periods in 2019, respectively. The increase was primarily driven by increased adult-use and international medical sales. We expect continued growth in both the Adult Use and International Medical sales channels in 2020 while we expect to see a decline in bulk sales as we focus on higher margin opportunities. We also expect cannabis to reflect a higher percentage of our total revenue in coming quarters.

Hemp. Hemp segment revenue increased 2% to $20.3 million (C$28.0 million) and 63% to $41.6 million (C$56.9 million) for the three and six months ended June 30, 2020, compared to revenue of $19.9 million and $25.5 million (C$26.1 million and C$33.4 million) for the same periods in 2019, respectively. The increase for the six month period was primarily attributable to the fact that the 2019 period reflected only four months of hemp revenue, following our acquisition of Manitoba Harvest, while the 2020 period reflects a full six months of revenue. Until there is more clarity from the Food and Drug Administration (“FDA”) on CBD in the United States, we view the hemp segment as likely to continue to deliver modest top line growth. Our team continues to explore expanded distribution for our products and other ways to generate sales growth despite the negative impact COVID-19 may have on our retail partners.

Revenue by product source

(in thousands of United States dollars)

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Dried cannabis	$20,071	$21,866	$(1,795)	(8)%	$40,260	$32,802	$7,458	23%
Cannabis extracts	9,955	3,899	6,056	155%	20,007	$10,353	9,654	93%
Hemp products	20,243	19,935	308	2%	41,569	$25,517	16,052	63%
Accessories and other	145	204	(59)	(29)%	680	$270	410	152%
Total	$50,414	$45,904	$4,510	10%	$102,516	$68,942	$33,574	49%
Excise duties included in revenue	$4,140	$3,862	$278	7%	$9,112	$5,776	$3,336	58%

We also analyze our sales mix by dried cannabis, extracts, hemp and accessories. Cannabis as a whole represented 60% and 59% of total revenue for the three and six months ended June 30, 2020, versus 57% and 63% for the comparable periods in 2019, respectively. Dried cannabis represented 67% and 66% of cannabis revenue for the three and six months ended June 30, 2020, compared to 84% and 76% for the comparable periods in 2019, respectively. Cannabis extracts represented 33% and 33% of cannabis revenue for both the three and six months ended June 30, 2020, compared to 15% and 24% for the comparable periods in 2019, respectively. Hemp products represented 40% and 41% of total revenue for the three and six months ended June 30, 2020, compared to 43% and 37% for the comparable periods in 2019, respectively. The growth in Hemp products as a percent of total sales was largely due to the inclusion of Hemp product sales for only four months in the 2019 period.

Cost of sales and gross margin – Cannabis

(in thousands of United States dollars)

	Three months ended June 30,		2020 vs 2019 Change		Six months ended June 30,		2020 vs 2019 Change
	2020	2019	$	%	2020	2019	$	%
Cost of sales - product costs	$27,181	$22,401	$4,780	21%	$51,784	$35,912	$15,872	44%
Cost of sales - inventory valuation adjustments	15,062	201	14,861	N/A	18,309	525	17,784	N/A
Total Cannabis cost of sales	$42,243	$22,602	$19,641	87%	$70,093	$36,437	$33,656	92%

Gross (loss) profit	$(12,072)	$3,367	$(15,439)	(458%)	$(9,146)	$6,988	$(16,134)	(231%)
Gross profit (excluding inventory valuation adjustments)(1)	$2,990	$3,568	$(578)	(16%)	$9,163	$7,513	$1,650	22%
Gross margin percentage	(40%)	13%	(53%)	(409%)	(15%)	16%	(31%)	(193%)
Gross margin percentage (excluding inventory valuation adjustments)(1)	10%	14%	(4%)	(28%)	15%	17%	(2%)	(13%)

N/A: Not a meaningful percentage.

(1)

Gross profit (excluding inventory valuation adjustments) and gross margin percentage (excluding inventory valuation adjustments) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures.”

Cost of sales. Cost of sales increased for the three and six months ended June 30, 2020 from the comparable periods in 2019 partially due to the approximately $5.0 million associated with the write-off of a deposit for purchases from a supplier and partially due to increased sales volumes and the associated variable costs as well as increased expenses at our production facilities that were fully staffed and fully operational in 2020 compared to 2019.

Gross margin. Gross margin of -40% and -15% for the three and six months ended June 30, 2020 decreased from the comparable periods in 2019 partially due to introductory shipments made at lower margins in our international medical business and, as previously indicated, a one-time transaction associated with the termination of a supply contract in our Bulk business and partially due to non-recurring inventory write-downs related to the closure of High Park Gardens and other facilities as well as the growth of adult-use sales which generally has lower gross margins than our medical sales. For the remainder of 2020, we expect to see improved gross margins due to lower costs at our facilities due to cost cutting measures, additional operating efficiencies resulting from more throughput and better fixed cost absorption, and the availability of low cost third-party supply for any supplemental product required.

Cost of sales and gross margin – Hemp

(in thousands of United States dollars)

	Three months ended June 30,		2020 vs 2019 Change		Six months ended June 30,		2020 vs 2019 Change
	2020	2019	$	%	2020	2019	$	%
Cost of sales - product costs	$10,023	$11,029	$(1,006)	(9%)	$22,608	$14,847	$7,761	52%
Cost of sales - inventory valuation adjustments	3,567	—	3,567	0%	4,364	—	4,364	0%
Total Hemp cost of sales	$13,590	$11,029	$2,561	23%	$26,972	$14,847	$12,125	82%

Gross profit	$6,653	$8,906	$(2,253)	(25%)	$14,597	$10,670	$3,927	37%
Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up) (1)	$10,220	$10,266	$(45)	(0%)	$18,961	$12,711	$6,250	49%
Gross margin percentage	33%	45%	(12%)	(26%)	35%	42%	(7%)	(16%)
Gross margin percentage (excluding inventory valuation adjustments and purchase accounting value step-up) (1)	50%	51%	(1%)	(2%)	46%	50%	(4%)	(8%)

(1)

Gross profit (excluding inventory valuation adjustments and purchase accounting step-up) and gross margin percentage (excluding inventory valuation adjustments and purchase accounting step-up) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures.”

Cost of sales. Cost of sales increased for the three and six months ended June 30, 2020 from the comparable periods in 2019 primarily due to having a full six months of sales compared to four months in 2019.

Gross margin. Gross margin of 33% and 35% for the three and six months ended June 30, 2020 represents a 12% and 7% gross margin decline from the comparable periods in 2019 primarily due to a one-time inventory adjustment.

Operating expenses

(in thousands of United States dollars)

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
General and administrative expenses	$14,444	$16,562	$(2,118)	(13)%	$32,220	$29,496	$2,724	9%
Sales and marketing expenses	12,833	14,366	(1,533)	(11)%	30,709	22,187	8,522	38%
Research and development expenses	652	1,528	(876)	(57)%	1,910	2,576	(666)	(26)%
Stock-based compensation expenses	7,647	7,923	(276)	(3)%	15,324	13,659	1,665	12%
Depreciation and amortization expenses	3,337	2,392	945	40%	6,928	4,257	2,671	63%
Impairment of assets	28,371	—	28,371	100%	58,210	—	58,210	100%
Acquisition-related expenses, net	1,790	2,464	(674)	(27)%	4,145	6,888	(2,743)	(40)%
Loss from equity method investments	1,327	—	1,327	100%	3,075	—	3,075	100%
Total operating expenses	$70,401	$45,235	$25,166	56%	$152,521	$79,063	$73,458	93%
(as a percentage of revenue)
General and administrative expenses	29%	36%			31%	43%
Sales and marketing expenses	25%	31%			30%	32%
Research and development expenses	1%	3%			2%	4%
Stock-based compensation expenses	15%	17%			15%	20%
Depreciation and amortization expenses	7%	5%			7%	6%
Impairment of assets	56%	0%			57%	0%
Acquisition-related expenses, net	4%	5%			4%	10%
Loss from equity method investments	3%	0%			3%	0%
Total operating expenses	140%	99%			149%	115%

General and administrative. General and administrative expenses decreased for the three months ended June 30, 2020 from the comparable period in 2019 due to cost savings initiatives. During the six months ended June 30, 2020, we reduced general and administrative headcounts by 202 positions and incurred $3.0 million of non-recurring costs within general and administrative expenses primarily associated with severance payments, resulting in an increase in general and administrative expenses for such period.

Sales and marketing. Sales and marketing expenses decreased for the three months ended June 30, 2020 from the comparable period in 2019 due to cost savings initiatives and delay of sales and marketing programs as result of COVID19. During the six months ended June 30, 2020, sales and marketing expenses increased from the comparable period in 2019 primarily due to having a full six months of Manitoba Harvest expenses versus only four months in the prior year (acquired February 28, 2019) and increased staff numbers on our Canadian adult-use marketing team and increased staffing at our European locations during the second half of 2019.

Depreciation and amortization. Depreciation and amortization expenses increased for the three and six months ended June 30, 2020 from the comparable periods in 2019 primarily due to the increased investments in cultivation and production facilities. We expect depreciation and amortization to continue to increase as we complete our capital projects for expansion.

Stock-based compensation. Stock-based compensation expenses increased for the six months ended June 30, 2020 from the comparable period in 2019 primarily due to the issuance of stock options and restricted stock units under the 2018 Equity Incentive Plan throughout 2019 and 2020.

Research and development. Research and development expenses decreased for the three and six months ended June 30, 2020 from the comparable periods in 2019 primarily due to right-sizing the structure. This initiative not only delivered savings but also resulted in having an agile R&D team capable of developing future innovations.

Impairment of assets. For the three and six months ended June 30, 2020, we incurred non-cash impairment charges of $28.4 million and $58.2 million.

In the first quarter of 2020, due to the lack of clarity from the FDA regarding CBD products in the United States, COVID-19 related negative impacts on retail shopping, and a commensurate decrease in demand projections for CBD products, we incurred non-cash impairment charges of:

•	$16.8 million and $6.1 million representing the full net book values of the intangible assets relating to the ABG Profit Participation Agreement and ABG Prince Agreement respectively, and
•	$7.0 million related to the derecognition of the ABG finance receivable.

In the second quarter of 2020, primarily related to our decision to close the High Park Gardens facility, we incurred additional non-cash impairment charges of $25.1 million which included impairment charges of:

•	$13.6 million relating to land and buildings,
•	$10.2 million relating to the write-down to nil of its cultivation license and $1.2 million relating to foreign currency translation adjustments.
•

In addition, on June 30, 2020, we completed the separation from Smith & Sinclair, a previously consolidated entity and recognized impairment charges of $3.3 million which primarily related to the write-offs of certain trademarks and patents.

Acquisition-related expenses, net. Acquisition-related expenses, net, reduced by $0.7 million and $2.7 million in 2020 from the three and six months ended June 30, 2019. Acquisition-related expenses, net for the three and six months ended June 30, 2019 was primarily due to costs incurred to close and integrate the acquisitions of Manitoba Harvest and Natura.

Loss from equity method investments. Losses from equity method investments for the three and six months ended June 30, 2020 were $1.3 million and $3.1 million, respectively.

Non-operating income and expenses

(in thousands of United States dollars)

	Three months ended June 30,		2020 vs 2019 Change		Six months ended June 30,		2020 vs 2019 Change
	2020	2019	$	%	2020	2019	$	%
Foreign exchange (gain) loss, net	$(13,326)	$(1,611)	$(11,715)	N/A	$14,743	$(1,432)	$16,175	N/A
Change in fair value of warrant liability	11,210	—	11,210	100%	83,188	—	83,188	100%
Interest expenses, net	10,564	8,581	1,983	23%	19,710	17,325	2,385	14%
Finance income from ABG	—	(212)	212	(100)%	—	(347)	347	(100)%
Other expense (income), net	333	(1,224)	1,557	(127)%	4,983	(5,069)	10,052	(198)%
Total	$8,781	$5,534	$3,247	59%	$122,624	$10,477	$112,147	1070%

N/A: Not a meaningful percentage

Foreign exchange (gain) loss, net. The impact of foreign exchange for the three and six months ended June 30, 2020 was a gain of $13.3 million and a loss of $14.7 million, compared to a gain of $1.6 million and $1.4 million, for the comparable periods in 2019, respectively. As we hold a significant portion of balances in Canadian dollars, the fluctuation in foreign exchange rates between Canadian dollars and United States dollars drove the foreign exchange gain for six months ended June 30, 2020.

Change in fair value of warrant liability. In March 2020 we closed an equity offering which resulted in a warrant liability recorded at fair value. The warrant liability is marked to market, with the primary underlying input into the warrant valuation being our own stock price. Due to the increase in the market price of our stock since the offering closed, the fair value of the warrant liability increased by $11.2 million and $83.2 million during the three and six months ended June 30, 2020.

Interest expense, net. Interest expense, net for the three and six months ended June 30, 2020 was $10.6 million and $19.7 million, compared to $8.6 million and $17.3 million, for the comparable periods in 2019, respectively. The increase was primarily attributable to the Senior Facility which was entered into on February 28, 2020. We expect an increase in interest expense in 2020 to reflect a full year of expense related to the Senior Facility.

Finance income from ABG. Finance income from ABG decreased for the three and six months ended June 30, 2020 as the ABG finance receivable was written-off during the three months ended March 31, 2020.

Other expense (income), net. Other expense (income), net increased for the three and six months ended June 30, 2020 from the comparable periods in 2019, as equity investments measured at fair value had a decline in value in 2020 compared to an increase in value in the comparable periods in 2019. In addition, we incurred $4.0 million of issuance costs associated with the equity offering.

Net Loss and Adjusted EBITDA (1)

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Net loss	$(81,687)	$(36,301)	$(45,386)	125%	$(265,809)	$(65,670)	$(200,139)	305%
Adjusted EBITDA (1)	$(12,277)	$(18,021)	$5,744	(32)%	$(30,984)	$(32,416)	$1,432	(4)%

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculated Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures”.

Net loss increased for the three and six months ended June 30, 2020 from the comparable periods in 2019 primarily due to the impact of the change in fair value of warrant liability, the impairment of assets and the (gain) loss on foreign exchange, attributed largely to the weakening of the Canadian dollar. We also saw an increase in operating expenses to support our continued growth as well as a full quarter of Natura and Manitoba Harvest, which were acquired in the first quarter of 2019.

Adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) improved for the three months ended June 30, 2020 from the comparable period in 2019 primarily due to reduction in operating expenses. Adjusted EBITDA also increased for the six months ended June 30, 2020 from the comparable period in 2019 primarily due to a full six months of results from our Manitoba Harvest acquisition compared to four months in 2019.

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

Adjusted EBITDA

(in thousands of United States dollars)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA reconciliation:
Net loss	$(81,687)	$(36,301)	$(265,809)	$(65,670)
Inventory valuation adjustments	18,629	201	22,673	525
Severance costs	1,475	—	3,337	—
Depreciation and amortization expenses (1)	4,325	2,992	8,886	5,764
Stock-based compensation expenses	7,647	7,923	15,324	13,659
Impairment of assets	28,371	—	58,210	—
Acquisition-related expenses, net	1,790	2,464	4,145	6,888
Loss from equity method investments	1,327	—	3,075	—
Foreign exchange (gain) loss, net	(13,326)	(1,611)	14,743	(1,432)
Change in fair value of warrant liability	11,210	—	83,188	—
Interest expenses, net	10,564	8,581	19,710	17,325
Finance income from ABG	—	(212)	—	(347)
(Gain) Loss from disposal of property and equipment	(21)	1	436	112
Other expense (income), net	333	(1,224)	4,983	(5,069)
Amortization of inventory step-up	—	1,360	—	2,041
Deferred income tax recoveries	(2,875)	(2,642)	(4,147)	(6,419)
Current income tax expenses (benefit)	(39)	447	262	207
Adjusted EBITDA	$(12,277)	$(18,021)	$(30,984)	$(32,416)

(1)

The Company revised its Adjusted EBITDA reconciliation for the six months ended June 30,2020 to reflect a correction in depreciation and amortization expense amount applied to this non-GAAP financial measures. Non-cash depreciation and amortization expenses includes depreciation expense related to both manufacturing and non-manufacturing assets.  In the three months ended March 31, 2020 we incorrectly reported $3.6 million which excluded the portion of the depreciation expense related to the Company’s manufacturing assets. The corrected amount in Adjusted EBITDA reconciliation for the three months ended March 31, 2020 is $4.6 million and is correct as reported above within the six months results.

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

Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up)

Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up) is a non-GAAP measure calculated in the hemp segment. It is calculated as revenue less cost of sales, adjusted to add back inventory valuation adjustments and purchase accounting value step-up of $0 for the three and six months ended June 30, 2020 (2019 - $1,360 and $2,041).

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

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $137.2 million which were held for working capital and general corporate purposes. This represents an overall increase of $40.4 million since December 31, 2019. Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service obligations and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors. Our financial statements, in Part I, Item 1 of this Form 10-Q, have been prepared on a going concern basis, which assumes we will continue to be in operation for the foreseeable future and, accordingly, will be able to realize our assets and discharge our liabilities in the normal course of operations as they come due. Further information can be found in Part I, Item 1 of this Form 10-Q, in the Notes to Condensed Consolidated Financial Statements in Note 1, “Summary of Significant Accounting Policies.”

During the six months ended June 30, 2020, we successfully raised funds with the following financing activities:

•

On February 28, 2020, we entered into a credit agreement for a senior secured credit facility, denominated in Canadian dollars, for a maximum aggregate principal amount of $59.6 million (C$79.8 million). An aggregate principal amount equal to $49.7 million (C$66.5 million) was drawn on February 28, 2020.

•

On March 17, 2020, we closed an underwritten registered offering of 7,250,000 shares of Class 2 common stock for $4.76 per share and 11,750,000 pre-funded warrants for $4.7599 accompanied by 19,000,000 warrants with an exercise price of $5.95 per warrant. The pre-funded warrants had an exercise price per share of Class 2 common stock of $0.0001. All the pre-funded warrants have been exercised. The 19,000,000 total accompanying warrants allow the holder to purchase 19,000,000 shares of the Company’s Class 2 common stock. The warrants have an exercise price per share of Class 2 common stock of $5.95 and are exercisable at any time after the first trading day following the six-month anniversary of the issuance and will expire on the fifth anniversary date from the date they become exercisable. Our net proceeds from this offering was $85.3 million (gross proceeds of $90.4 million); and

•	During the six months ended June 30, 2020, we issued 2,712,404 shares of Class 2 common stock for gross proceeds of approximately $30.9 million under the at-the-market equity offering program.

During the three months ended June 30, 2020, we have experienced minor disruptions to our business due to COVID-19. In particular, we believe the impacts of COVID-19 on customer and patient behavior in our key markets, the impact on the opening of new cannabis retail outlets in the Canadian market, and the impact on retail markets in general, have introduced unexpected challenges and have resulted in suppressed sales across the majority of our businesses. We have largely been able to maintain satisfactory production levels at our facilities and have not experienced any outbreaks of COVID-19 among our employees. While we have been able to mitigate many of the recent impacts of COVID-19, there remain uncertainties about how the pandemic may influence consumer and patient behaviors, cannabis and retail markets in general, our selling and manufacturing operations, and capital markets, in the future.   If COVID-19 negatively impacts one or more of these matters we may have to raise additional capital on potentially unattractive terms and or significantly reduce our costs in order to fully fund our business. Currently, we do not anticipate having to take these actions but, due to our inability to assess the full future impact of COVID-19 on our customers, financial markets, and our own business, we are continually evaluating many factors that will help us make decisions in a timely manner.

On June 5, 2020, we entered into the First Amendment to the Senior Facility. The First Amendment provides that the Senior Facility will only require interest payments for the remainder of its term and all outstanding principal payments will be due at maturity, February 28, 2022. We have been, and currently are, in full compliance with all terms of the Senior Facility and will not incur any fees or penalties in connection with the First Amendment. Additionally, and at such time as the lender’s business may allow, the lender may make the additional proceeds of $9.9 million (C$13.3 million) available during the term of the Credit Agreement, at its sole discretion. Concurrently, with the First Amendment, the lender also approved our ability to sell the High Park Gardens facility, if and when we desire. As part of any sale of the High Park Gardens facility, the Lender has agreed that we may retain 60% of any sales proceeds (net of all expenses, fees and taxes), and that the lender shall receive 40% of all sales proceeds (net of all expenses, fees and taxes). All sales proceeds to the lender will be applied as a repayment of principal on the Senior Facility, without any prepayment penalties or fees.

The warrants issued as part of the registered offering contain anti-dilution price protection features which, so long as the warrants remain outstanding, allow us to only issue up to $20.0 million in aggregate gross proceeds under our at-the-market offering program at prices less than the $5.95 per share exercise price of the warrants, and in no event more than $6.0 million per quarter, at prices below the $5.95 per share exercise price of the warrants, without triggering the price protection features.

The warrants are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to a cashless exercise, and be issued un-registered shares in accordance with Section 3(a)(9) of the 1933 Act.  In the event we do not maintain an effective registration statement, we may be required to pay a daily cash penalty equal to 1% of the number of shares of Class 2 common stock due to be issued multiplied by any trading price of the Class 2 common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, we may deliver registered Class 2 common stock purchased by in the open market. We may also be required to pay cash if we do not have sufficient authorized shares to deliver to the holders upon exercise, which could have a material impact to our business.

Due to uncertainties we may face in raising additional equity financing in the future, which may be further impacted by the economic downturn and unprecedented conditions due to COVID-19, there remains uncertainty what impact this may have on managements assumptions used to develop these forecasts. Accordingly, we have concluded it is probable it can implement plans that would effectively mitigate the conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for the next twelve months.

The following table sets forth the major components of our Condensed Consolidated Statements of Cash Flows for the periods presented:

(in thousands of United States dollars)

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(90,503)	$(110,227)
Net cash used in investing activities	(29,449)	(198,577)
Net cash provided by financing activities	165,212	5,704
Effect of foreign currency translation on cash and cash equivalents	(4,840)	396
Increase (decrease) in cash and cash equivalents	$40,420	$(302,704)

Cash flows from operating activities

The change in net cash used by operating activities primarily related to changes in working capital fluctuations and changes in non-cash expenses, all of which are highly variable.

Cash flows from investing activities

The six months ended June 30, 2020 did not have significant investing activities compared to the same period in 2019 during which we acquired Manitoba Harvest and Natura Naturals, made our investment in the ABG Profit Participation Arrangement, and made purchases of significant property and equipment related to our expansion projects in Canada and Portugal.

Cash flows from financing activities

The change in net cash provided by financing activities during the six months ended June 30, 2020 relates to proceeds from equity offerings, including our at-the-market program, and debt financing.

Subsequent Events

During the month of July 2020, we issued 816,118 shares of Class 2 common stock for gross proceeds of approximately $5,800 under the at-the-market equity offering program.

On August 5th, 2020, we reached an agreement with an unrelated third party and terminated supply agreements for purchase commitments of $17,425. As part of the agreement reached, we will not seek reimbursement of an advance deposit we had previously provided to third party supplier of which $4,934 remained outstanding as of June 30, 2020. We included the $4,934 in inventory valuation adjustments in cost of sales related to the write off of the advance deposit in our statements of net loss and comprehensive loss. We also removed the $17,425 of purchase commitments from our commitments and contingencies as of June 30, 2020. In addition, we paid $3,683 in cash and $1,473 in shares of our Class 2 common stock.

Contractual Obligations

During the three months ended June 30, 2020, we successfully terminated or renegotiated several significant supply contracts. The contracts that were terminated were done so with no cost or cost that was not material. The contracts that were renegotiated, resulted in more favorable terms to the Company and have relieved the Company of any future purchase commitments. The total value of future commitments that have been avoided amounts to $42.3 million. We do not believe the termination or restructuring of these contracts will have any negative impacts on our ability to competitively source products required to conduct our business.

	Total	2020 (remaining six months)	2021	2022	2023	2024	Thereafter
Purchase commitments	$79,706	$78,045	$1,587	$37	$37	$—	$—
Senior Facility, principal and interest	$56,055	$2,900	$4,972	$48,183	$—	$—	$—
Portugal construction commitments	12,234	12,234	—	—	—	—	—
Total	$147,995	$93,179	$6,559	$48,220	$37	$—	$—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate risk is the risk that the value or yield of available-for-sale debt securities may decline if interest rates decline or that the value of financial liabilities will increase if interest rates increase. Fluctuations in interest rates may impact the level of income and expense recorded on these financial instruments. A 1% change in the interest rate in effect on June 30, 2020 would not have a material effect on i) the fair value of our available-for-sale debt securities as the majority of the portfolio consists of convertible debt instruments with fixed interest rates ranging from 10% - 12%, or ii) the convertible note financial liabilities as they bear interest at a fixed rate of 5% and are not publicly traded. The Senior Facility bears interest on the outstanding principal balance at an annual rate equal to the Canadian prime rate plus 8.05%. A hypothetical 1% increase in the Canadian prime rate would result in an increase of $0.1 million and $0.2 million recorded in interest expense for the three and six months ended June 30, 2020.

Equity Price Risk

As of June 30, 2020, we held long-term equity investments at fair value and equity investments under the measurement alternative. These investment in equities were acquired as part of our strategic transactions. Accordingly, the changes in fair values of investment in equities measured at fair value or under the measurement alternative are recognized through other expense (income), net in the statements of net loss and comprehensive loss. Because of the uncertainty surrounding the COVID-19 outbreak, there is increased risk of declines in fair values of our equity investments if conditions have not been significantly improved and global stock markets have not recovered from recent declines. Based on the fair value of investment in equities held as of June 30, 2020, a hypothetical decrease of 10% in the prices for these companies would reduce the fair values of the investments and result in unrealized loss recorded in other expense (income), net by $0.3 million.

Foreign Currency Risk

Our condensed consolidated financial statements are expressed in United States dollars, but we have net assets and liabilities denominated in a variety of currencies, the most significant of which are the Canadian dollar and the Euro. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into United States dollars at the foreign currency exchange rates that approximate the rates in effect at the dates when such items are recognized. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $23.8 million as of June 30, 2020, with a corresponding impact to accumulated other comprehensive loss. We are also exposed to risk related to changes in the value of the Euro’s due to our one construction commitment in Portugal. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, (or “DCPs”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of the Company’s DCPs as of June 30, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in the Company’s internal control described in our Annual Report on Form 10-K for the year ended December 31, 2019, as of such date, the Company’s DCPs were not effective.

Remediation Efforts to Address Material Weakness

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, the Company began implementing a remediation plan to address the material weaknesses mentioned above. Management strengthened the depth and experience of its finance organization in Q1 with the addition of a new Chief Financial Officer (CFO) and the addition of a Corporate Controller. Management will continue to increase the depth and experience within our operations, accounting and finance organizations, and design and implement improved processes and internal controls with the intent of increasing the use of system-based processes to limit manual calculations. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above which included the successful go-live on August 1, 2020 of its new accounting software implemented in Tilray Portugal, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-5(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Tilray, Inc. Reorganization Litigation (Delaware)

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

On March 4, 2020, the Court of Chancery entered an order consolidating the two cases and designating the complaint in the Braun/Noorian action as the operative complaint.  The operative complaint asserts claims for breach of fiduciary duty against Kennedy, Groh, Blue, and Privateer Evolution (the “Privateer Defendants”) for alleged breaches of fiduciary duty in their capacities as Tilray’s controlling stockholders and against Kennedy, Greenwood, and Auerbach for alleged breaches of fiduciary duties in their capacities as directors and/or officers of Tilray in connection with the Downstream Merger. The operative complaint alleges that the Privateer Defendants breached their fiduciary duties by causing Tilray to enter into the Downstream Merger and Tilray’s Board to approve that Downstream Merger, and that Defendants Kennedy, Greenwood, and Auerbach breached their fiduciary duties as directors by approving the Downstream Merger. Plaintiffs allege that the Downstream Merger gave the Privateer Defendants hundreds of millions of dollars of tax savings without providing a corresponding benefit to Tilray and its minority stockholders and that the Downstream Merger unfairly transferred and extended Kennedy, Blue, and Groh’s control over Tilray. On June 5, 2020 Tilray and all defendants moved to dismiss the operative complaint and to stay discovery pending resolution of the motions to dismiss.  On June 18, 2020 the court granted the order to stay discovery.  On July 17, 2020, the stockholder plaintiffs filed an amended complaint.  The defendants believe the claims in these cases are without merit, and intend to defend these cases vigorously, but there are no assurances as to their outcome.

Securities Litigation

On May 4, 2020, a lawsuit was filed by plaintiff Ganesh Kasilingam in the United States District Court for the Southern District of New York, against Tilray, Inc., Brendan Kennedy and Mark Castaneda, on behalf of himself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Kasilingam litigation”). The complaint alleges that Tilray and the individual defendants overstated the anticipated advantages of the Company’s revenue sharing agreement with Authentic Brands Group (“ABG”), announced on January 15, 2019, and that the plaintiffs suffered losses when Tilray’s stock price dropped after Tilray recognized an impairment with respect to the ABG deal on March 2, 2020. The lead plaintiff motions in the Kasilingam litigation are still pending. The Company and the individual defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Shareholder Derivative Lawsuits

On April 10, 2020, a shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York (EDNY) by Chad Gellner, Matthew Rufo, and Melvyn Klein, allegedly on behalf of Tilray, Inc., that piggy‐backs on the Kasilingam litigation referenced above. It named the Board of Directors and Mark Castaneda as defendants. The theory of the lawsuit was that the board failed to prevent the alleged securities law violations asserted in the Kasilingam litigation. On May 29, 2020, a second shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York (SDNY) by Bo Hu asserting essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative action. On June 5, 2020 a third shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware by Lee Morgan, again alleging essentially the same claims, on behalf of Tilray, as the prior shareholder derivative actions. And on June 16, 2020, the plaintiffs in the Gellner derivative action voluntarily dismissed that lawsuit in the EDNY and re‐filed it in the SDNY. The two derivative actions in the SDNY have now been consolidated. The Company and the individual defendants believe the claims are without merit, and intend to defend vigorously against them.

Wyckoff Arbitration

On February 16, 2020, Wyckoff Farms (“Wyckoff”), a cannabinoid supplier to Tilray, emailed a demand for assurance of performance of the March 20, 2019 Cannabinoid Supply Agreement (“Supply Agreement”).  Wyckoff stated that it believes that Tilray has anticipatorily breached its obligations under the Supply Agreement, which contemplated a five (5) year term, with an express minimum crop obligation during the first crop year from 2019-2020.  Wyckoff demanded assurance that Tilray take delivery of and purchase at least 13,000 KG of product for the 2019/2020 crop year at a price of $4,600 KG of product (total purchase price $59,800,000).  Wyckoff also raised additional concerns about purported additional minimum quantity purchase obligations for the remaining crop years.  Tilray responded that it is within its rights under the Supply Agreement, that the contract’s only minimum purchase obligation is for the 2019 crop year, and also invoked the contractual force majeure provision in light of the impacts of FDA regulatory uncertainty and FDA action related to hemp-derived CBD, as well as the COVID-19 pandemic.  On March 5, 2020, Wyckoff submitted the dispute to binding arbitration before the American Arbitration Association (AAA) in Benton County Washington, to which Tilray responded with an Answer on March 26, 2020, disputing Wyckoff’s claims.

Zenabis Arbitration

On June 19, 2020 High Park Holdings Ltd. (“High Park”), a wholly-owned subsidiary of Tilray, Inc., commenced a confidential arbitration against Zenabis Ltd. (“Zenabis”). The arbitration relates to certain payments and obligations under a Prepaid Supply Agreement between Zenabis and High Park. High Park seeks approximately CAD $24 million, as well additional unquantified damages and related contractual relief. Zenabis has indicated that it will be defending the claim. The proceeding is at an early stage.

Langevin Canada Class Action

On June 16, 2020, Lisa Langevin commenced a purported class action in the Alberta Court of Queen’s Bench, on her behalf and on behalf of a proposed class of all medicinal and recreational users in Canada of the defendants’ cannabis products who consumed the products before their expiry date.  She alleges that the defendants, including Tilray, marketed medicinal and recreational cannabis products in circumstances where the defendants misrepresented the amount of Tetrahydrocannabinol (THC) or Cannabidiol (CBD) in their respective products.  As a result of the defendants’ alleged mislabeling of the cannabis products it is claimed that the plaintiff and proposed class members did not receive and consume the product that they believed that they had purchased and that this caused them loss, risk of injury and actual injury. Ms. Langevin claims that on February 13, 2020 she purchased Canaca – TenUp manufactured and distributed by Tilray.  She had it tested and allegedly found that it only contained 46% of the claimed amount of THC.  The Statement of Claim seeks $500,000,000 in damages and restitution and $5,000,000 in punitive damages plus interest and costs collectively from the defendants. On July 20, 2020 Plaintiff filed an Amended Statement of Claim, as well as an Amended Amended Statement of Claim. We plan to vigorously defend against this action.

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

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus, or COVID-19, a pandemic.  The United States, Canada, the European Union and governments around the world have declared national emergencies in response to COVID-19, which is significantly impacting worldwide economic activity.  While it is unclear how the COVID-19 pandemic will ultimately effect the cannabis industry and the global economy, we have and continue to update many of our operational procedures and some of our competitors have been forced to take extreme measures, including closing cultivation facilities and significant workforce reductions.  Pending the spread of this novel virus, we could likewise be forced to take extreme measures. See “The recent global COVID-19 pandemic has coincided with periods of significant volatility in financial, commodities and other markets, resulting in global recessionary conditions, which could adversely affect our business, future results of operations and financial condition.”

Canadian Government Response

In our primary market of Canada, the Canadian national government and its provinces and municipalities have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “social or physical distancing” orders, which direct individuals to remain at their places of residence. The province of Ontario, where we grow and manufacture adult-use cannabis and other cannabis products, has deemed our supply chain operations to be an essential service.  The province of British Columbia, where we grow and manufacture cannabis products for medicinal purposes, has explicitly deemed the manufacture and sale of adult-use and medicinal cannabis by Licensed Producers (as defined under the Cannabis Act) to be an essential service. On August 4, 2020, the British Columbia government extended its Provincial State of Emergency to August 18, 2020, and it may extend or rescind such order as necessary. The province of British Columbia remains in Phase 3 of its 4-phased restart plan; however, should COVID-19 conditions deteriorate in the province, British Columbia health officials may pause or revert to a reduced phase.

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

Ontario Provincial Government

On March 23, 2020, the Ontario provincial government issued a mandatory closure of all non-essential workplaces. This closure was scheduled to be in effect for 14 days with the possibility of extending this order as COVID-19 evolves.  Additionally, on April 3rd, the Ontario government expanded the province's list of non-essential businesses to include cannabis retail stores, temporarily leaving online ordering and mail delivery of cannabis by the Ontario Cannabis Store as the only legal means of recreational access.  Subsequently, effective July 29, Ontario prohibited privately-run cannabis stores from providing delivery and curbside pickup services to customers, which could have a negative impact on our sales as consumers return to the illicit market.  On April 27, 2020, the government issued a “Framework for Re-Opening the Province,” which calls for the phased re-opening of businesses and a continued emphasis on work-from-home arrangements.  On July 17, 2020, the Province of Ontario continued with its Reopening Ontario plan transitioning 14 of its 24 regions to Stage 3, while the remaining more densely populated regions remain in

Stage 2. While Licensed Producers in Ontario are currently considered an essential supply chain operation under provincial laws, there can be no assurance that such designation will remain in effect. If our growing and manufacturing operations at Enniskillen and London, Ontario are deemed non-essential, and are required to close for a significant period of time, our revenues and our results of operations would be significantly reduced. Government mandated shutdowns could impede our supply chains, our general ability to transport and receive raw materials and inputs, and our ability to deliver finished products to our customers. Additionally, our senior executives, employees, contractors, suppliers, and other partners may be prevented from conducting business activities altogether, or may experience additional disruptions, due to personal sickness, remote working conditions, or additional facility shutdowns.

Manitoba Provincial Government

Effective April 1, 2020, the Province of Manitoba ordered closure of all non-essential services for a period of 15 days, which was extended until May 4, 2020. Since then, our subsidiary, Manitoba Harvest USA, LLC has followed a phased reopening plan through Phases 1-3, and, effective July 25, 2020, is now in Phase 4. Officials warn, however, that, if public health results deteriorate or guidelines are not sufficient, Phase 4 measures may be paused and previous measures may be re-introduced. Manitoba Harvest USA, LLC has production facilities in Winnipeg and Ste. Agathe, which produce hemp-related food products and accordingly have been deemed essential.  While our facilities at both Winnipeg and Ste. Agathe remain open and producing according to schedule, and the U.S./Canadian border closure has exempted food transport as an essential cross-border service, we cannot predict effect of future governmental actions related to COVID-19 on this critical supply chain.  If our manufacturing operations at Winnipeg and Ste. Agathe are deemed non-essential, and are required to close for a significant period of time, or the U.S.-Canadian border were closed to food transport, our general ability to transport and receive raw materials, inputs and final products would be significantly impacted.  The U.S.-Canadian border closure remains in effect with still no official reopening date at this time.

 If our Manitoba Harvest supply chain is critically impaired or shut down for an extended period as a result of COVID-19, we would experience severe inventory constraints and an inability to deliver our finished hemp food products, which could significantly harm our business, financial condition and results of operation.

Portugal

On March 20, 2020, following the declaration of the state of emergency by the President of the Republic on March 18, 2020, the Portuguese government adopted several actions to reduce the spread of COVID-19, including ordering certain businesses and government agencies to cease non-essential operations at physical locations and ordering “social distancing,” which directs individuals to remain at their places of residence. On April 2, 2020, these orders were extended to April 17, 2020, and on April 17, 2020, these measures were extended to May 2, 2020, with the possibility of further renewals or extensions. As of May 3, 2020, the Portuguese government declared the so-called situation of calamity, involving lighter restrictions to business activities and a soft law duty of individuals to remain at their places of residence. On July 31, 2020, the Portuguese government declared the so-called alert situation, to be effective between August 1 and August 14, 2020. This alert situation softens some restrictions to business activities but keeps social distancing rules (including mandatory remote work in certain cases). While our facility in Portugal has not been subject to a mandatory closure by Portuguese authorities, there can be no assurance that such operational status will remain in effect or that the government will not restore harder measures to reduce the spread of COVID-19. If the government mandated closure of our Portugal facility, or otherwise ordered harder restrictions to business activities or employees’ movement, we would lose ability to export medicinal cannabis across the European Union, applicable member states, or elsewhere in the region, which could have a material effect on our business, financial condition and results of operations.

We are currently building an additional greenhouse of 3.4 hectares in Cantanhede during the remainder of 2020. Due to COVID-19, we have and may continue to experience construction delays and cannot guarantee the final completion date of the growing space. If we are unable to complete construction in a timely manner due to COVID-19, we may not achieve all our expected harvests and production, which may negatively impact our international sales. While we are actively working with our contractors to maintain appropriate COVID-19 protections at our construction site in an effort to complete construction in a timely manner, there can be no guarantees that we will not continue to experience delays as a result of this pandemic.

Germany

During March and April 2020, the Federal German government and its sixteen state governments have passed different laws, regulations, resolutions and guidelines in response to the COVID-19 pandemic, including contact restrictions and closure of retail stores. Although the most severe lock down measures have been lifted subsequently, they might be restored if infection rates go up again which is somewhat expected towards fall. Our German offices have opened under strict safety and sanitary restrictions and most employees have voluntarily continued remote work. Our medical sales force has started to visit pharmacies and physicians’ offices, but physicians remain unreceptive to this approach. While we have experienced minimal disruption in supply of medicinal products to patients via pharmacies and physicians, there can be no assurance that future governmental measures or patient preferences and demand will curtail such activity.  We have observed a strong decrease in new patients visiting doctors’ offices or switching therapies as patients avoid physical office visits and rely on known therapies or self-medicate, which could lead to reduced patient demand and revenues. Additionally, if medicinal cannabis is deemed non-essential by the German government, or we were unable to import our medicinal products into Germany from Canada and Portugal, it could have a material impact on our business, financial condition and results of operations.

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

It is difficult to predict the impact of the COVID-19 pandemic on our businesses for the remainder of 2020 or afterward, as state and local governments as well as our consumers continue to take preventive measures against recent viral surges in many of our markets. Our efforts to mitigate the adverse impacts of COVID-19 may not be effective, and in any case are likely to only be a partial mitigant. The full extent of impacts resulting from the COVID-19 pandemic and other events beyond our control will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity of the pandemic and further action, including governmental, cannabis regulatory and other federal, state and local actions, taken to prevent, treat, or mitigate the spread of COVID-19, among others. In addition, the COVID-19 pandemic could result in business disruption to us, and if unable to recover from such a business disruption on a timely basis, the businesses, financial condition, and results of operations of Tilray would be adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

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

In response to this surge in demand for cannabis, we and other cannabis producers in Canada may produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that oversupply into other markets where cannabis use is fully legal under all federal and state or provincial laws. During the second quarter of 2020, we incurred an inventory valuation adjustment of $13.7 million, related to a variety of cannabis and cannabinoids products as a result of diminished sell-through opportunities, adjustment to the labor and overhead components of certain hemp products, and the write down of unharvested flower related to the closure of the High Park Gardens facility.  Many of our competitors have taken similar impairment charges, primarily relating to unsalable biomass and oils. Additionally, the Canadian market may experience increased supply fluctuations as new form factors and products become available. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If this were to occur, there is no assurance that we would be able to generate sufficient revenue from the sale of adult-use cannabis to result in profitability and sufficient liquidity. Regulatory restrictions or over supply conditions in our primary markets could result in additional inventory adjustments.

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

Our ability to operate in our facility at our Tilray European Union Campus located in Cantanhede, Portugal, or Tilray Portugal, is dependent on our current authorization for the cultivation, import and export of cannabis and our Good Manufacturing Practices, or GMP, certification by the Portuguese National Authority of Medicines and Health Products, or INFARMED, for manufacture of cannabis as an active pharmaceutical ingredient, and is dependent on our current authorization for the manufacture of finished cannabis products and GMP certification for manufacture of cannabis as a finished medicinal product. Our GMP certification issued in May 21, 2020 allows the facility to manufacture medical cannabis extracts in-house and export GMP-produced finished medical cannabis products, including dried flower and oils. Our current authorization for cultivation, import and export of cannabis, which includes a new cultivation site located in Reguengos de Monsaraz as of June 1, 2020, is valid for a single growing season at a time and notification to INFARMED is needed to renew the license for subsequent growing seasons. All licenses are subject to ongoing compliance and reporting requirements and renewal.

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

Further, we are subject to ongoing inspections by Health Canada and INFARMED to monitor our compliance with their licensing requirements. Most recently, our facilities received fully compliant inspection ratings on the following dates:  Natura Naturals Inc. (June 2019), Tilray Canada Ltd. (February 2020), High Park Holdings Ltd. (February 2020) and High Park Farms Ltd. (April 2020).  Our existing licenses and any new licenses that we may obtain in the future in Canada or other jurisdictions may be revoked or restricted at any time in the event that we are found not to be in compliance. Should we fail to comply with the applicable regulatory requirements or with conditions set out under our licenses, should our licenses not be renewed when required, be renewed on different terms, or be revoked, we may not be able to continue producing or distributing medical cannabis in Canada or other jurisdictions or to export medical cannabis outside of Canada or Portugal. In addition, we may be subject to enforcement proceedings resulting from a failure to comply with applicable regulatory requirements in Canada or other jurisdictions, which could result in damage awards, a suspension of our existing approvals, a withdrawal of our existing approvals, the denial of the renewal of our existing approvals or any future approvals, recalls of products, product seizures, the imposition of future operating restrictions on our business or operations or the imposition of civil, regulatory or criminal fines or penalties against us, our officers and directors and other parties. These enforcement actions could delay or entirely prevent us from continuing the production, testing, marketing, sale or distribution of our medical products and divert management’s attention and resources away from our business operations.

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

According to recent Canadian government statistics, medicinal cannabis patient numbers continue to experience decline.  A continued decrease in the overall size of the medical cannabis market in Canada as a result of the legal adult-use market, COVID-19 or other factors may reduce our medical sales and revenue prospects in Canada.  COVID-19 continues to affect the ability of patients to renew medical authorizations.  Moreover, the CR regulation of cannabis for medical purposes is expected to be reviewed in light of the adult-use market. The effect on our business, and the medical cannabis market in general, of such a review is uncertain.

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

Tilray Nanaimo, Manitoba Harvest, High Park Farms, High Park Processing Facility and Tilray Portugal are integral to our business and adverse changes or developments affecting any of these facilities may have an adverse impact on us.

Currently, our activities and resources are primarily focused on the operation of Tilray Nanaimo, Manitoba Harvest, High Park Farms Tilray Portugal and our current licenses under the CR are specific to Tilray Nanaimo, High Park Farms, High Park Gardens and our High Park Processing Facility. Adverse changes or developments affecting these facilities, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster or a material failure of our security infrastructure, could reduce or require us to entirely suspend our production of cannabis. A significant failure of our site security measures and other facility requirements, including any failure to comply with regulatory requirements under the CR, could have an impact on our ability to continue operating under our Health Canada licenses and our prospects of renewing our Health Canada licenses, and could also result in a suspension or revocation of these Health Canada licenses. As we produce much of our medical cannabis products in Tilray Nanaimo, any event impacting our ability to continue production at Tilray Nanaimo, or requiring us to delay production, would prevent us from continuing to operate our business until operations at Tilray Nanaimo could be resumed, or until we were able to commence production at another facility.

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

We began operating in 2014 and have yet to generate a profit. We generated a net loss of $81.7 million for the quarter ended June 30, 2020, and net losses of $321.2 million, $67.7 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our accumulated deficit was $724.8 million as of June 30, 2020.  We intend to continue to expend significant funds to increase our growing capacity, complete strategic mergers and acquisitions, invest in research and development, expand our marketing and sales operations and meet the compliance requirements as a public company.

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

We and several of our competitors have recently taken significant cost-control measures in reaction to the intense competitive dynamic amongst Licensed Producers and the illicit market as well as other cannabis industry challenges. These measures include employee furloughs and lay-offs, brand and product portfolio prioritization and production facility closures. It is possible that we take additional cost-control measures in the future that may slow our revenue growth and development, and could result in material and other impairment charges in our statement of operations.

In 2020, the Canadian adult-use marketplace may experience significant consolidation, and some of our current and future competitors will have superior resources and market share, which may significantly reduce our ability to compete due to scale, cost and pricing disadvantages.

The Canadian adult-use marketplace may experience consolidation, and some of the resulting companies that will be our competitors will have market presence, growth operations, technical and marketing capabilities and financial, personnel and other resources substantially greater than our own. In addition, some of these competitors will be able to raise capital at a lower cost than we will be able to. Consequently, some of these competitors may be able to develop and expand their growth, distribution and retail infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to. Additionally, the greater brand name recognition of some of our future competitors may require us to price our products at lower levels in order to retain or obtain customers. Finally, the cost advantages of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

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

We currently have, and may adjust the scope of, and may in the future enter into, strategic alliances with third parties that we believe will complement or augment our existing business. Examples of such strategic alliances include our agreement with Sandoz, joint venture with AB InBev and partnership with ABG Intermediate Holdings 2, LLC. On January 24, 2020, we amended our partnership with ABG Intermediate Holdings 2, LLC, and we cannot be sure that this new partnership will develop in a manner that is beneficial to us—see Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. We may become dependent on our strategic partners and actions by such partners could harm our business. Future strategic alliances could result in the incurrence of debt, impairment charges, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all.

We may not be able to successfully identify and execute future acquisitions, dispositions or other equity transactions or to successfully manage the impacts of such transactions on our operations.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations and (vi) the loss or reduction of control over certain of our assets. Material acquisitions have been and may continue to be material to our business strategy. There is no guarantee that any acquisitions will be accretive, or that past or future acquisitions will not result in additional impairments or write downs.

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

We grow cannabis, which is an agricultural process. As such, our business is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks. Although we currently grow our products indoors under climate-controlled conditions, we are developing outdoor operations and there can be no assurance that natural elements, such as insects and plant diseases, will not entirely interrupt our production activities or have an adverse effect on our business.

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or if this significant customer were to terminate its relationship with us or reduce its purchases, our revenue could decline significantly.

Three customers accounted for 16%, 15%, and 9% of revenue, respectively, for the three months ended June 30, 2020. Three customers accounted for 21%, 16% and 12% of revenue, respectively, for the six months ended June 30, 2020. For the three and six months ended June 30, 2020, two customers were from the Cannabis segment and one customer from the Hemp segment. Three customers accounted for 15%, 11%, and 10% of revenue, respectively, for the three months ended June 30, 2019. Two customers accounted for 13% and 11%, of revenue, respectively, for the six months ended June 30, 2019.

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

A portion of our results of operations and financial condition, as well as the selling prices for our products, are dependent upon cannabinoid supply contracts. As part of our normal course operations, we periodically enter into large and medium-to-long-term supply contracts with third-party growers. Production and pricing of cannabinoids are determined by constantly changing market forces of supply and demand over which we have limited or no control. The market for cannabis biomass is particularly volatile compared to other commoditized markets due to the relatively nascent maturity of the industry in which we operate. Furthermore, the lack of centralized data and large variations in product quality make it difficult to establish a “spot price” for cannabinoids, and develop an effective price hedging strategy. Accordingly, supply contracts with any term may prove to be costly in the future to the extent cannabinoid prices decrease dramatically or at a faster rate than anticipated. Furthermore, supply contracts typically include minimum purchase requirements which could force us to buy significant quantities of product at non-competitive prices in a rapidly changing market. Due to changing industry dynamics, we are currently re-negotiating the terms of several supply contracts, and, at this time, the outcome of those negotiations is uncertain.  Our failure to successfully re-negotiate certain of these supply contracts on terms acceptable to us could result in us being contractually obligated to purchase significant amounts of products, some of which may be priced above then-current market prices, or litigation against us, or interruption of the supply of inputs for the manufacturing of our products, all of which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. In addition, any litigation or arbitration resulting in an adverse judgment or award against us could result in a default under our credit facility and convertible notes.  See “We have become subject to increased litigation, arbitrations and demands as a result of the downstream merger, stock price decline, and cannabis regulatory and industry changes, supply relationships and other matters, which could result in significant legal liability, additional costs, management distraction and damage to our reputation.”

We may not be able to transport our cannabis products to consumers in a safe and efficient manner.

Due to our direct-to-consumer shipping model for medical cannabis in Canada, we depend on fast and efficient third-party transportation services to distribute our medical cannabis products. We also use such services to transfer bulk shipments to provinces and territories for further distribution to private and public retailers focused on non-medical consumers. Any prolonged disruption of third-party transportation services, such as any Canada Post disruptions, could have a material adverse effect on our sales volumes or satisfaction with our services. Rising costs associated with third-party transportation services used by us to ship our products may also adversely impact our profitability, and more generally our business, financial condition and results of operations.

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

We have become subject to increased litigation, arbitrations and demands as a result of the downstream merger, stock price decline, and cannabis regulatory and industry changes, supply relationships and other matters, which could result in significant legal liability, additional costs, management distraction and damage to our reputation.

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

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology, or IT, services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. As a result of COVID-19, we are increasingly reliant on Cloud-based systems for our remote workforce, which could result in increased attack vectors or other significant disruptions to our work processes.  Any of these and other events could result in IT system failures, delays or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

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

The continued development of our business will require significant additional financing, and there is no assurance that we will be able to obtain the financing necessary to achieve our business objectives. Our ability to obtain additional financing will depend on investor demand, our performance and reputation, market conditions, and other factors. Our inability to raise such capital could result in the delay or indefinite postponement of our current business objectives or our inability to continue to operate our business. On February 28, 2020, we entered into a senior secured credit facility with Bridging Finance Inc., for an aggregate principal amount of $59.6 million, as further amended on June 5, 2020, the “Senior Credit Facility.” On March 17, 2020, we issued Class 2 common stock, pre-funded warrants and warrants, resulting in net proceeds of approximately $85.3 million.  There can be no assurance that additional capital or other types of equity or debt financing will be available if needed or that, if available, the terms of such financing will be favorable to us. See “Our senior secured credit facility contains covenant restrictions that may limit our ability to operate our business.”

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

On February 28, 2020, we entered into the Senior Credit Facility. The Senior Credit Facility contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to, among other things, invest in our existing facilities, incur additional debt or issue guarantees, create additional liens, repurchase stock or make other restricted payments, and make certain voluntary prepayments of specified debt. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay it.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

As of June 30, 2020, we had $480.1 million in aggregate principal indebtedness (refer to Notes 12 & 13) to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

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

Brendan Kennedy (our Chief Executive Officer and President and a director), Michael Blue and Christian Groh, including individual and affiliated entities, beneficially own or control over 60% of the voting power of our capital stock.  Class 1 common stock, held entirely by such individuals and affiliated entities, has 10 votes per share, resulting in such individuals and affiliated entities controlling a majority of the voting power of all outstanding shares of our capital stock and control of all matters that may be submitted to our stockholders for approval as long as they hold at least approximately 10% of all outstanding shares of our capital stock. Generally, a transfer by these individuals and entities of the Class 1 common stock they hold would cause a conversion of such shares into Class 2 common stock (including, if there is a transfer of Class 1 common stock, or entering into a binding agreement with respect to the power to vote or direct the voting of such shares). However, a transfer to certain entities controlled by such individuals, such as estate planning entities, would not result in a conversion and these individuals would continue to hold Class 1 common stock the superior voting rights of 10 votes per share. This concentrated control reduces other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders other than Messrs. Kennedy, Blue and Groh do not view as beneficial. Further, the concentration of the ownership of our Class 1 common stock may prevent or delay the consummation of change of control transactions that stockholders other than or Messrs. Kennedy, Blue and Groh may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. As a result, the market price of our Class 2 common stock could be adversely affected.

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

The market price for our Class 2 common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the six months ended June 30, 2020, the trading price of our Class 2 common stock ranged between a low sales price of $2.43 and a high sales price of $22.95 and included single day fluctuations as high as 64.13%. Additionally, during 2019, the trading price of our Class 2 common stock fluctuated between a low sales price of $15.57 and a high sales price of $106.00 per share. The market price of our Class 2 common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock, such as release of 11 million Class 2 shares on April 3, 2020 and 19.5 million shares of Class 1 and Class 2 common stock on June 5, 2020, each associated with the Downstream Merger; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets.  See “COVID-19 has coincided with periods of significant volatility in financial, commodities and other markets, resulting in global recessionary conditions, which could adversely affect our business, future results of operations and financial condition.”

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

On April 3, 2020, we released 11 million shares of our Class 2 common stock, and on June 5, 2020, we released 19.5 million shares of our Class 1 and Class 2 common stock from the restrictions under the Downstream Merger lock-up agreement.  We cannot predict the effect, if any, that sales of those released shares or any future public sales of our securities or the availability of these securities for sale will have on the market price of our Class 2 common stock. 30.5 million shares of Class 1 and Class 2 common stock have been released from the lock-up restrictions of the Downstream Merger. The Downstream Merger agreement requires at least 50% of the locked-up shares to be released by the one-year anniversary of the closing of the Downstream Merger (December 12, 2020), which is approximately 7 million shares.   The remaining 50% of the shares subject to the lock-up restrictions are required to be released on an equal quarterly basis over the following 12 months, unless we choose to release them on a more accelerated schedule.  The release of the remaining portion of shares subject to the lock-up on the described schedule, or on a more accelerated basis, could put significant downward pricing pressure on our stock. If the market price of our Class 2 common stock were to drop as a result, this might impede our ability to raise additional capital and might cause our remaining stockholders to lose all or part of their investment.

The terms of our recently issued warrants may limit our ability to raise additional equity capital or pursue acquisitions, which may result in us having insufficient funds to operate our business and significant dilution to existing stockholders.

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

The warrants contain a price protection, or anti-dilution feature, pursuant to which, the exercise price of such warrants will be reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, any newly issued securities issued at a discount to the original warrant exercise price of $5.95 per share.  The anti-dilution feature was approved by our stockholders, and, therefore, the exercise price of the warrants may end up being lower than $5.95 per share, which could result in significant incremental dilution to existing stockholders.

Additionally, so long as the warrants remain outstanding, we may only issue up to $20 million in aggregate gross proceeds under our at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6 million per quarter at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution feature described in the paragraph immediately above. If our stock price were to fall below the warrant exercise price of $5.95 per share for an extended time, we may be forced to lower the warrant exercise price at unfavorable terms in order to fund our ongoing operations.  See “The cannabis industry continues to face significant funding challenges, and we may not be able to secure adequate or reliable sources of funding required to operate our business or increase our production to meet consumer demand for our products.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1*	Agreement and Plan of Merger and Reorganization, among the Registrant, Down River Merger Sub, LLC, Privateer Holdings, Inc. and Michael Blue as the Stockholder Representative, dated September 9, 2019	8-K	001-38594	2.1	9/10/2019

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-38594	3.1	12/17/2019

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-225741	3.4	7/9/2018

4.1	Indenture, dated October 10, 2018, between the Registrant and GLAS Trust Company LLC	8-K	001-38594	4.1	10/10/2018

4.2	Form of 5.00% Convertible Senior Note due 2023 (included in Exhibit 4.1)	8-K	001-38594	4.2	10/10/2018

4.3	Form of Pre-Funded Warrant	8-K	001-38594	4.1	3/17/2020

4.4	Form of Warrant	8-K	001-38594	4.2	3/17/2020

10.1	First Amendment, dated as of June 5, 2020, to loan facility letter agreement dated as of February 28, 2020, among Bridging Finance Inc., as agent for and on behalf of any of the funds managed or co-managed by Bridging Finance Inc., and High Park Holdings Ltd.	8-K	001-38594	10.1	6/11/2020

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Tilray, Inc.

Date: August 10, 2020	By:	/s/ Brendan Kennedy
Brendan Kennedy
President and Chief Executive Officer

Date: August 10, 2020	By:	/s/ Michael Kruteck
Michael Kruteck
Chief Financial Officer