Form 10-Q
period 2020-09-30
Tilray, Inc.
filed 2020-11-09
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the registrant had 133,526,319 shares of Class 2 Common Stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY, INC.

Condensed Consolidated Balance Sheets

(in thousands of United States dollars, except for share and par value data, unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$155,205	$96,791
Accounts receivable, net of allowance for credit losses of $826 and provision for sales returns of $1,212 (December 31, 2019 - $615 and $1,400, respectively)	24,805	36,202
Inventory	89,917	87,861
Prepayments and other current assets	28,154	38,173
Assets held for sale	6,797	—
Total current assets	304,878	259,027
Property and equipment, net	187,630	184,217
Operating lease, right-of-use assets	18,460	17,514
Intangible assets, net	180,853	228,828
Goodwill	159,595	163,251
Equity method investments	8,911	11,448
Other investments	22,710	24,184
Other assets	4,324	7,861
Total assets	$887,361	$896,330
Liabilities
Current liabilities
Accounts payable	26,137	39,125
Accrued expenses and other current liabilities	32,526	50,829
Accrued lease obligations	3,230	2,473
Warrant liability	71,636	—
Total current liabilities	133,529	92,427
Accrued lease obligations	30,075	29,407
Deferred tax liability	48,090	53,363
Convertible notes, net of issuance costs	438,154	430,210
Senior Facility, net of transaction costs	45,944	—
Other liabilities	4,852	5,652
Total liabilities	$700,644	$611,059
Commitments and contingencies (refer to Note 18)
Stockholders’ equity
Class 1 common stock ($0.0001 par value, 233,333,333 and 250,000,000 shares authorized, respectively; 0 and 16,666,667 shares issued and outstanding, respectively)	—	2
Class 2 common stock ($0.0001 par value; 500,000,000 shares authorized; 133,289,944 and 86,114,560 shares issued and outstanding, respectively)	13	9
Additional paid-in capital	911,171	705,671
Accumulated other comprehensive income	2,689	9,719
Accumulated deficit	(727,156)	(430,130)
Total stockholders’ equity	186,717	285,271
Total liabilities and stockholders’ equity	$887,361	$896,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$51,406	$51,101	$153,922	$120,043
Cost of sales
Product costs	34,224	35,047	108,616	85,806
Inventory valuation adjustments	13,443	201	36,116	726
Gross profit	3,739	15,853	9,190	33,511
General and administrative expenses	12,665	20,122	49,030	49,618
Sales and marketing expenses	10,000	16,974	40,709	39,161
Research and development expenses	921	2,315	2,831	4,891
Stock-based compensation expenses	8,080	8,644	23,404	22,303
Depreciation and amortization expenses	3,425	3,200	10,353	7,457
Impairment of assets	—	—	58,210	—
Acquisition-related expenses (income), net	—	(13,454)	—	(6,566)
Loss from equity method investments	1,420	1,837	4,495	1,837
Operating loss	(32,772)	(23,785)	(179,842)	(85,190)
Foreign exchange (gain) loss, net	(9,319)	2,585	5,424	1,153
Change in fair value of warrant liability	(31,913)	—	51,275	—
Interest expenses, net	10,437	8,680	30,147	26,005
Finance income from ABG	—	(210)	—	(557)
Other expense (income), net	(38)	(1,116)	4,944	(6,185)
Loss before income taxes	(1,939)	(33,724)	(271,632)	(105,606)
Deferred income tax expenses (recoveries)	134	2,432	(4,013)	(3,987)
Current income tax expenses (benefit)	243	195	505	402
Net loss	$(2,316)	$(36,351)	$(268,124)	$(102,021)
Net loss per share - basic and diluted	(0.02)	(0.37)	(2.23)	(1.05)
Weighted average shares used in computation of net loss per share - basic and diluted	129,100,909	98,130,507	120,128,856	96,742,626
Net loss	$(2,316)	$(36,351)	$(268,124)	$(102,021)
Foreign currency translation gain (loss), net	2,265	(4,863)	(7,184)	(2,414)
Unrealized gain on available-for-sale debt securities	193	11	154	80
Other comprehensive income (loss)	2,458	(4,852)	(7,030)	(2,334)
Comprehensive income (loss)	$142	$(41,203)	$(275,154)	$(104,355)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

	Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficit	stockholders' equity (deficit)
Balance as of December 31, 2018	93,170,867	$10	$302,057	$3,763	$(108,177)	$197,653
Cumulative effect adjustment from transition to ASU 2016-01	—	—	—	803	(803)	—
Cumulative effect adjustment from transition to ASC 842	—	—	—	—	19	19
Shares issued for Natura acquisition	180,332	—	15,100	—	—	15,100
Shares issued for Manitoba Harvest acquisition	1,209,946	—	96,844	—	—	96,844
Shares issued for ABG Profit Participation Agreement	1,680,214	—	125,097	—	—	125,097
ABG finance receivable, net of finance income of $2,700	—	—	(30,292)	—	—	(30,292)
Shares issued under stock-based compensation plans	545,000	—	931	—	—	931
Shares issued for employee compensation	11,868	—	649	—	—	649
Stock-based compensation expenses	—	—	5,736	—	—	5,736
Other comprehensive loss	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	(29,369)	(29,369)
Balance as of March 31, 2019	96,798,227	$10	$516,122	$4,110	$(138,330)	$381,912
Shares issued under stock-based compensation plans	530,943	—	3,483	—	—	3,483
Shares issued for investment acquisition	28,361	—	70	—	—	70
Stock-based compensation expenses	—	—	7,923	—	—	7,923
Other comprehensive income	—	—	—	2,974	—	2,974
Net loss	—	—	—	—	(36,301)	(36,301)
Balance at June 30, 2019	97,357,531	$10	$527,598	$7,084	$(174,631)	$360,061
Shares issued for common stock at-the-market, net of issuance costs	1,344,166	—	37,445	—	—	37,445
Shares issued for Manitoba Harvest acquisition	899,306	—	31,866	—	—	31,866
Shares issued for investments and S&S acquisition	433,338	—	14,438	—	—	14,438
Finance income for receivable for ABG Profit Participation Arrangement	—	—	1,393	—	—	1,393
Shares issued under stock-based compensation plans	237,402	—	2,967	—	—	2,967
Stock-based compensation expense	—	—	8,644	—	—	8,644
Other comprehensive loss	—	—	—	(4,852)	—	(4,852)
Net loss	—	—	—	—	(36,351)	(36,351)
Balance as of September 30, 2019	100,271,743	$10	$624,351	$2,232	$(210,982)	$415,611
Balance at December 31, 2019	102,781,225	$11	$705,671	$9,719	$(430,130)	$285,271
Proceeds from ABG Profit Participation Arrangement	—	—	1,353	—	—	1,353
Write-off of ABG finance receivable	—	—	28,900	—	(28,900)	—
Escrow shares released from downstream merger	(7,659)	—	(151)	—	—	(151)
Shares issued for common stock at-the-market, net of issuance costs	2,265,115	—	27,027	—	—	27,027
Shares issued for investments	6,934	—	—	—	—	—
Shares issued under stock-based compensation plans	597,868	—	1,079	—	—	1,079
Stock-based compensation expenses	—	—	7,677	—	—	7,677
Shares issued under registered offering, net of issuance costs	7,250,000	1	19,827	—	—	19,828
Shares issued for exercise of pre-funded warrants	11,750,000	1	49,053	—	—	49,054
Other comprehensive loss	—	—	—	(16,707)	—	(16,707)
Net loss	—	—	—	—	(184,123)	(184,123)
Balance at March 31, 2020	124,643,483	$13	$840,436	$(6,988)	$(643,153)	$190,308
Escrow shares released from downstream merger	(42,785)	—	(378)	—	—	(378)
Shares issued for common stock at-the-market, net of issuance costs	447,289	—	3,842	—	—	3,842
Shares issued under stock-based compensation plans	883,425	—	4,536	—	—	4,536
Stock-based compensation expenses	—	—	7,647	—	—	7,647
Other comprehensive income	—	—	—	7,219	—	7,219
Net loss	—	—	—	—	(81,687)	(81,687)
Balance at June 30, 2020	125,931,412	13	856,083	231	(724,840)	131,487
Shares issued for common stock at-the-market, net of issuance costs	6,781,090	—	45,230	—	—	45,230
Shares issued under stock-based compensation plans	375,218	—	286	—	—	286
Stock-based compensation expenses	—	—	8,080	—	—	8,080
Shares issued for contract settlement	202,224	—	1,492	—	—	1,492
Other comprehensive income	—	—	—	2,458	—	2,458
Net loss	—	—	—	—	(2,316)	(2,316)
Balance at September 30, 2020	133,289,944	13	911,171	2,689	(727,156)	186,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities
Net loss	$(268,124)	$(102,021)
Adjusted for the following items:
Inventory valuation adjustments	36,116	—
Depreciation and amortization expenses	14,232	10,460
Impairment of assets	58,210	—
Stock-based compensation expenses	23,404	22,303
Change in fair value of warrant liability	51,275	—
Loss from equity method investments	4,495	—
Change in fair value of contingent consideration	—	(17,019)
Loss from equity investments measured at fair value	1,272	1,572
Loss from sale of investment	65	—
Interest on debt securities	(601)	—
Deferred taxes	(4,013)	(3,987)
Amortization of discount on convertible notes	7,944	7,616
Amortization of transaction costs on Senior Facility	943	—
Foreign currency loss	5,424	—
Accretion related to obligations under finance leases	394	138
Issuance costs on registered offering recorded to net loss	3,953	—
Credit loss expenses	288	—
Provision for sales returns	(188)	—
Loss on disposal of property and equipment	885	—
Other non-cash items	88	1,755
Changes in non-cash working capital:
Accounts receivable	11,072	(15,019)
Inventory	(25,476)	(73,758)
Prepayments and other current assets	4,263	(54,607)
Accounts payable	(12,544)	38,773
Accrued expenses and other current liabilities	(17,863)	16,539
Net cash used in operating activities	(104,486)	(167,255)
Investing activities
Business combinations, net of cash acquired	—	(166,086)
Investment in ABG Profit Participation Arrangement	—	(33,333)
Investment in equity method investees and S&S acquisition	—	(14,302)
Interest receipts on debt securities	146	—
Investment in joint venture with AB InBev	(2,323)	—
Change in deposits and other assets	(3,148)	85
Purchases of short-term and other investments	—	(8,486)
Proceeds from the sale of other investments	437	8,640
Purchases of property and equipment	(39,366)	(50,421)
Proceeds from disposal of property and equipment	2,371	—
Purchases of intangible assets	—	(941)
Net cash used in investing activities	(41,883)	(264,844)
Financing activities
Proceeds from at-the-market equity offering, net of costs	75,459	37,445
Proceeds from ABG Profit Participation Arrangement	1,353	3,333
Proceeds from issuance of registered offering, net of issuance costs	85,465	—
Payment of ABG finance liability	(1,500)	—
Proceeds from exercise of stock options	6,007	4,885
Payment of obligations under finance lease	(309)	(565)
Payment on the settlement of stock options	(1,144)	—
Proceeds from issuance of Senior Facility, net of transaction costs	46,395	—
Repayment of Senior Facility	(1,605)	—
Net cash provided by financing activities	210,121	45,098
Effect of foreign currency translation on cash and cash equivalents	(5,338)	(95)
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	58,414	(387,096)
Cash and cash equivalents, beginning of period	96,791	487,255
Cash and cash equivalents, end of period	$155,205	$100,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tilray, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of United States dollars, except for shares, warrants, per share amounts and per warrant amounts, unaudited)

1.	Summary of Significant Accounting Policies

Description of the business

Tilray, Inc. and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, “our”, or “us”) is a global medical cannabis research, cultivation, processing and distribution organization, and is one of the leading suppliers of adult-use cannabis in Canada. The Company also markets and distributes food products from hemp seed and offers a broad range of natural and organic hemp based food products and ingredients that are sold through retailers and websites globally.

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

For the three and nine months ended September 30, 2020, the Company reported a consolidated net loss of $2,316 and $268,124, and a net loss of $36,351 and $102,021 for the three and nine months ending September 30, 2019.

For the nine months ended September 30, 2020, the Company had cash flows used in operating activities of $104,486 and cash flows used in operating activities of $167,255 for the nine months ended September 30, 2019.

As at September 30, 2020 and December 31, 2019 the Company had working capital of $171,349 and $166,600, respectively.

Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business with the current cash on hand for the next twelve months from the date of issuance of these financial statements.

On March 17, 2020, the Company received net proceeds of $85,289 ($90,439 of gross proceeds) from its registered equity offering (refer to Note 14). 19,000,000 warrants were issued as part of the offering. All the warrants remain outstanding as of September 30, 2020. The warrants issued contain an anti-dilution provision that was approved by a vote of the Company’s stockholders at its Annual Meeting held on May 28, 2020. While the Company has the ability to issue securities under its at-the-market program, because warrants from the equity offering remain outstanding as of September 30, 2020, the Company may only issue up to $20,000 in aggregate gross proceeds under its at-the-market offering program at prices less than the exercise price of the warrants (currently $5.95 per share), and in no event more than $6,000 per quarter at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution price protection feature. During the three months ended September 30, 2020, the Company received gross proceeds of $46,153 from shares sold under its at-the-market offering program. All shares were sold at share prices above $5.95 per share.

On February 28, 2020, the Company completed a debt financing under its Senior Facility with maximum aggregate principal amount of $59,600 and borrowed an aggregate principal amount of $49,700. The Senior Facility provided for an additional draw of $9,900. On June 5, 2020, as a result of COVID-19 related financial markets conditions that affected the lender and not because of any material changes to the business of Tilray or its subsidiaries, the lender requested that Tilray withdraw its then outstanding request for the additional draw of $9,900 and entered into an amendment to its Senior Facility which provides for, among other things, interest-only payments for the remainder of its term with all outstanding principal payments due at February 28, 2022 (refer to Note 13).

As of September 30, 2020, the Company had cash and cash equivalents of $155,205. During the last nine months management has implemented a series of cost reduction strategies including headcount reductions and the closure of certain facilities. Currently, management’s forecasts and related assumptions indicate that the Company will remain in compliance with all its debt covenants and, over the next twelve months from the date of issuance of these financial statements, will be able to satisfy all its contractual obligations such as payment of interest on the 5% convertible notes (refer to Note 12 and Note 18), interest-only payments on the Senior Facility (refer to Note 13 and Note 18), non-cancelable minimum purchase commitments for inventory (refer to Note 18), payment of the ABG finance liability (refer to Note 18), payment of the Company’s lease commitments (refer to Note 18) and payment of the Company’s Portugal construction commitments (refer to Note 18). Due to uncertainties the Company may face in raising additional equity financing in the future, which may be further impacted by the economic downturn and unprecedented conditions due to COVID-19, there remains uncertainty about the impact this may have on management’s assumptions used to develop these forecasts. Accordingly, the Company has concluded it is probable that it can implement plans that would effectively mitigate the conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for the next twelve months.

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to successfully implement its initiatives. Any such adjustments could be material.

Changes in comparative presentation

The Company lost its emerging growth company status effective December 31, 2019 and therefore reported as a large accelerated filer in the Annual Financial Statements. As a result, the Company complies with new and revised accounting standards applicable to public companies. In the fourth quarter of 2019, the Company adopted the following accounting pronouncements issued by FASB: ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”); ASU 2016-02, Leases, codified as ASC 842 (“ASC 842”); ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU, codified as ASC 606 (“ASC 606”); and ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), as described in the Annual Financial Statements, with an effective date of January 1, 2019. The comparative three and nine months ended September 30, 2019 included in the financial statements reflect the new and revised accounting standards and therefore does not mirror the September 30, 2019 interim period condensed consolidated financial statements previously filed. The impact to the statements of net loss and comprehensive loss for the three and nine months ended September 30, 2019 is as follows:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	Net loss	Other comprehensive (loss) income	Net (loss) income	Other comprehensive (loss) income
Unadjusted	$(35,678)	$(5,164)	$(101,032)	$(2,069)
Impact of adoption of accounting standards:
ASU 2016-01	(312)	312	265	(265)
ASC 842	(32)	—	(157)	—
ASU 2018-07	(329)	—	(1,097)	—
ASC 606	—	—	—	—
Adjusted	$(36,351)	$(4,852)	$(102,021)	$(2,334)

The statement of net loss and comprehensive loss for the three and nine months ended September 30, 2019 was reclassified to conform to the current period’s presentation. In addition, unrelated to the impact of adoption of accounting standards, cost of sales, which was formerly presented as a single line item, is separated between product costs and inventory valuation adjustments. Loss on disposal of property and equipment, formerly presented in other expenses (income) is now presented in general and administrative expenses.

Assets held for sale

In May 2020, the Company announced its decision to close the High Park Gardens facility in response to its anticipated future product needs and the current economic climate. As a result, the Company adopted an accounting policy for assets held for sale. Assets held for sale are accounted for in accordance with applicable accounting guidance provided in ASC Topic 360, Property, Plant and Equipment.

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

Allowance for credit losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was subsequently amended by ASU 2018-19, Codification Improvements, ASU 2019-

04, Codification Improvements, ASU 2019-05, Targeted Transition Relief, ASU 2019-10, Effective Dates, and ASU 2019-11, Codification Improvements. These ASUs are referred to collectively as the new guidance on current expected credit loss (“CECL”). As a result of the adoption of the new CECL guidance on January 1, 2020, the Company has changed its accounting policy for the allowance for credit losses, as it relates to accounts receivable and available-for-sale debt securities. The adoption of the CECL guidance did not have a material impact on the consolidated financial statements at January 1, 2020.

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

Warrants

In March 2020, the Company closed on a registered offering including Class 2 common stock, warrants, and pre-funded warrants (refer to Note 14). Warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company's warrants are classified as liabilities and are recorded at fair value. The warrants are subject to remeasurement at each balance sheet date until settlement and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of net loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss.

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

Net loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options and the incremental shares issuable upon conversion of the convertible notes. Potential additional dilutive common share equivalents consist of warrants, stock options, restricted stock units (“RSUs”) and restricted stock awards.

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As of September 30, 2020, there were 13,141,298 common share equivalents with potential dilutive impact (September 30, 2019 – 8,043,920). Because the Company is in a net loss for all periods presented in these financial statements, there is no difference between the Company’s basic and diluted net loss per share for the periods presented.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for the Company beginning January 1, 2022. The Company is currently evaluating the effect of adopting this ASU.
2.	Assets held for sale

On May 26, 2020, the Company announced its decision to close its High Park Gardens facility, a wholly-owned subsidiary of the Company based in Leamington, Ontario in response to its anticipated future product needs and the current economic climate. The Company concluded that the assets attributable to High Park Gardens, which are expected to be sold to a third-party within twelve months, met the criteria for classification as assets held for sale as of September 30, 2020.

As a result of the Company’s decision to close this facility, the Company recognized impairment charges of $25,051 recorded to impairment of assets within the statements of net loss and comprehensive loss to adjust the fair value, less costs to sell, of the assets classified as held for sale. This included impairment charges of $13,616 relating to land and buildings (refer to Note 8), $10,239 relating to the write-down to nil of its cultivation license (refer to Note 10) and $1,196 relating to foreign currency translation adjustments.

The disposal group is included in the Company’s cannabis segment. The carrying amount of major classes of assets comprising the disposal group classified as held for sale are as follows:

As of September 30, 2020
Assets classified as held for sale
Land and buildings	$6,797
Cultivation license	—
Total assets held for sale	$6,797

The following table provides summary pretax (loss) income for the High Park Gardens facility, which are included in continuing operations for their respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Pre-tax (loss) income	$(642)	$119	$(28,335)	$(396)

Pretax loss for the nine months ended September 30, 2020 includes impairment charges of $25,051.

3.	ABG Profit Participation Arrangement

The Company entered into a Profit Participation Arrangement (“ABG Arrangement”) with ABG Intermediate Holdings 2, LLC (“ABG”) on January 14, 2019 as described in the Annual Financial Statements.

On January 24, 2020, the Company entered into (i) an Amended and Restated Profit Participation Agreement (the “A&R Profit Participation Agreement”) with ABG, which amended and restated in its entirety the Profit Participation Agreement, dated January 14, 2019, and (ii) the First Amendment to Payment Agreement with ABG (the “Payment Agreement Amendment”), which amends the Payment Agreement, dated January 14, 2019. The Company and ABG agreed that Tilray no longer has any obligation to pay the additional consideration with an aggregate value of $83,333 in cash or in shares of Class 2 common stock. In addition, the Company is not entitled to any guaranteed minimum participation rights and beginning January 1, 2020 through December 31, 2028, the Company agreed that it is not entitled to any participation rights until such participation rights with respect to each contract year exceeds $10,000, and in the event the participation rights thresholds are achieved, the Company is entitled to the full 49% participation rights.

As a result of entering into the A&R Profit Participation Agreement and the Payment Agreement Amendment, the Company derecognized the ABG finance receivable, $7,011 of which was recorded to impairment of assets through the statements of net loss and comprehensive loss and $28,900 of which was recorded through accumulated deficit in January 2020.

The Company entered into a Trademark License Agreement with ABG on April 1, 2019 for the use of the Prince trademark (“ABG Prince Agreement”). Under the ABG Prince Agreement, the Company pays a royalty on actual product sales in addition to a guaranteed minimum royalty payment (“GMR”) of $500 on April 1, 2019, October 1, 2019, January 1, 2020 and July 1, 2020, with subsequent quarterly payments of $375 commencing January 1, 2021 until the maturity date of December 31, 2025.

4.	Inventory

Inventory is comprised of the following items:

	September 30, 2020	December 31, 2019
Raw materials	$15,338	$15,926
Work-in-process	59,863	53,973
Finished goods	14,716	17,962
Total	$89,917	$87,861

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. Inventory valuation adjustments included in cost of sales on the statements of net loss and comprehensive loss is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Raw materials	$173	$—	$384	$—
Work-in-process	11,164	201	30,656	726
Finished goods	2,106	—	5,076	—
Total	$13,443	$201	$36,116	$726

For the three and nine months ended September 30, 2020, cannabis products were written down by $13,318 and $31,626 (2019 – $124 and $610) and hemp products were written down by $125 and $4,490 (2019 – $77 and $116). In the three and nine months ended September 30, 2020, included in inventory valuation adjustments in cost of sales, $5,157 and $10,090 related to termination of a supply agreement; $4,934 relating to a loss on deposit payments for future purchases of inventory to secure supply (refer to Note 5) and $5,157 of additional termination penalties due to the same supplier. Also included in inventory valuation adjustments in cost of sales for the nine months ended September 30, 2020 is $1,800, relating to the destruction of unharvested flower as a result of the closure of the High Park Gardens facility (refer to Note 2).

5.	Prepayments and Other Current Assets

Prepayments and other current assets are comprised of the following items:

	September 30, 2020	December 31, 2019
Deposits	$15,325	$25,490
Prepayments	6,854	5,847
Taxes receivable	5,975	6,165
ABG finance receivable - current	—	671
Total	$28,154	$38,173

Deposits include advance payments on future purchases of inventory to secure supply. During the nine months ended September 30, 2020, the Company reached agreement with certain suppliers to terminate supply agreements. As a result, deposits have been written down by $4,934 in the Cannabis segment and were recorded in inventory valuation adjustments in the statements of net loss and comprehensive loss (refer to Note 4).

6.	Investments

Other investments

Long-term investments are comprised of the following items:

	September 30, 2020	December 31, 2019
Equity investments at fair value	$2,207	$4,183
Equity investments under measurement alternative	14,738	14,954
Debt securities classified under available-for-sale method	5,765	5,047
Total other investments	$22,710	$24,184

Unrealized gains and losses recognized in other expense (income) during the three and nine months ended September 30, 2020 on equity investments still held at September 30, 2020 are losses of $506 and $1,272 (2019 – loss of $274 and gain of $264). There were no impairments or adjustments to equity investments under the measurement alternative for the three and nine months ended September 30, 2020 and September 30, 2019.

The Company’s debt securities accounted for under the available-for-sale method consist of convertible debt instruments with contractual maturities in 2022. Total unrealized loss of $148 in accumulated other comprehensive income at September 30, 2020 (December 31, 2019 - $302) relates to the long-term available-for-sale debt securities. The Company’s allowance for credit losses on debt securities classified as available-for-sale is $0 at September 30, 2020 (December 31, 2019 – $0) and no related credit loss expenses were recorded during the three and nine months ended September 30, 2020 (2019 – $0 and $0).

Equity method investments

Equity method investments are comprised of the Company’s joint venture with Anheuser-Busch InBev (“AB InBev”) in Plain Vanilla Research Limited Partnership (“Fluent”) and the Company’s joint venture with Cannfections Group Inc. (“Cannfections”).  As of September 30, 2020, there are no changes to the status of the Company’s assessment of its joint ventures.

During the nine months ended September 30, 2020, the Company contributed $2,323 to Fluent (2019 - $10,090). The Company provides production support services to Fluent on a cost recovery basis. For the nine months ended September 30, 2020, total fees charged were $3,109 (2019 - $0). Total amounts included in accounts payable is $441 at September 30, 2020 (December 31, 2019 – accounts receivable of $388). At September 30, 2020, the maximum exposure to loss is limited to the Company’s equity investment in Fluent.

During the nine months ended September 30, 2020, the Company made no capital contributions to Cannfections (2019 - $3,600). At September 30, 2020, the maximum exposure to loss is limited to the Company’s equity investment in Cannfections.

The Company’s ownership interests in its equity method investments as of September 30, 2020 and December 31, 2019 and (loss) gain from equity method investments for the nine months ended September 30, 2020 were as follows:

	Approximate	Carrying value	(Loss) gain from equity method investments for the nine months ended
	ownership %	September 30, 2020	September 30, 2020
Investment in Fluent	50%	$5,147	$(4,725)
Investment in Cannfections	50%	3,764	230
Total equity method investments		$8,911	$(4,495)

	Approximate	Carrying value	(Loss) gain from equity method investments for the nine months ended
	ownership %	December 31, 2019	September 30, 2019
Investment in Fluent	50%	$7,836	$(1,837)
Investment in Cannfections	50%	3,612	—
Total equity method investments		$11,448	$(1,837)

Summary financial information for the Company’s equity method investments on an aggregate basis is as follows:

	September 30, 2020	December 31, 2019
Current assets	$12,346	$13,942
Noncurrent assets	$5,205	$4,987
Current liabilities	$4,965	$1,561
Noncurrent liabilities	$—	$—

	Nine months ended September 30,
	2020	2019
Revenue	$4,854	$—
Gross profit	$2,032	$—
Net loss	$(8,991)	$(3,160)

7.	Allowance for Credit Losses

Accounts receivable

The Company maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses. The following table provides activity in the allowance for credit losses for the nine months ended September 30, 2020:

Allowance for credit losses, January 1, 2020	$615
Provision for expected credit losses (1)	288
Write-offs charged against allowance	(74)
Recoveries of amounts previously written off	—
Foreign currency translation adjustment	(3)
Allowance for credit losses, September 30, 2020	$826
Accounts receivable balance before allowance for credit losses and provision for sales returns, September 30, 2020	$26,843
(1)	The provision for expected credit losses is recorded in general and administrative expenses.

Available-for-sale debt securities

The Company holds investments in two available-for-sale debt securities, one of which is in an unrealized loss position.  The unrealized loss relates to an investment in the convertible debentures of a recreational cannabis company. This investment is deemed not to have a credit loss. The unrealized loss primarily reflects an extended period of general volatility in the cannabis industry, as well as the more recent volatility in the overall economy due to COVID-19. The Company expects to recover the entire amortized cost basis of the security. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis. The following table provides the fair value and unrealized loss of the investment at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Fair value	$1,124	$945
Unrealized loss	$148	$302

8.	Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
Land	$6,488	$6,417
Buildings and leasehold improvements	108,021	109,172
Laboratory and manufacturing equipment	34,500	31,173
Office and computer equipment	1,779	2,659
Right-of-use assets under finance lease	14,415	14,753
Construction-in-process, not yet available for use	46,551	37,160
	211,754	201,334
Less: accumulated depreciation	(24,124)	(17,117)
Total	$187,630	$184,217

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

Refer to Note 18 for contractual commitments related to construction-in-process.

9.	Goodwill

The following table shows the change in carrying amount of goodwill:

	Hemp	Cannabis	Total
Balance as of December 31, 2019	$133,314	$29,937	$163,251
Foreign currency translation adjustment	(2,971)	(685)	(3,656)
Balance as of September 30, 2020	$130,343	$29,252	$159,595

Goodwill is tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. At the end of the first quarter of 2020, the Company determined the hemp reporting unit, representing $130,343 of the $159,595 total goodwill, was at risk of having a carrying value exceeding the fair value. As a result, a quantitative test was performed to determine if impairment exists. In performing the Company’s impairment analysis, the fair value of the hemp reporting unit was determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from 9% to 38%, at a weighted average cost of capital (discount rate) ranging from 10% to 12%. The discounted future cash flow model also made the key assumption that Cannabidiol (“CBD”) revenue will commence to build in the third quarter of 2021. The fair value of the hemp reporting unit was determined to exceed the carrying value by $76,998, or 26%, and no impairment was recorded. No triggers have been identified in subsequent quarters to perform additional quantitative tests.

A relatively small change in the underlying assumptions, including a 1% change in the weighted average cost of capital, continued lack of clarity from the Food and Drug Administration regarding approval of CBD, or the financial performance of the reporting unit in future years, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill.

10.	Intangible Assets

Intangible assets are comprised of the following items:

	September 30,				December 31,
	2020				2019
	Cost	Accumulated Amortization	Impairment	Net	Cost	Accumulated Amortization	Impairment	Net
Definite-lived intangible assets:
Patent	$669	$131	$538	$—	$716	$99	$—	$617
Customer relationships	132,837	13,241	—	119,596	135,953	7,132	—	128,821
Developed technology	6,912	1,094	—	5,818	7,074	590	—	6,484
Websites	5,126	3,921	—	1,205	5,157	3,331	—	1,826
Trademarks and licenses	9,052	1,293	7,650	109	9,135	925	—	8,210
Total	154,596	19,680	8,188	126,728	158,035	12,077	—	145,958
Indefinite-lived intangible assets:
Cultivation license	10,239	—	10,239	—	10,689	—	—	10,689
Alef license	—	—	—	—	4,086	—	4,086	—
Trademarks	54,125	—	—	54,125	55,416	—	—	55,416
Rights under ABG Profit Participation Arrangement	16,765	—	16,765	—	119,366	—	102,601	16,765
Total	81,129	—	27,004	54,125	189,557	—	106,687	82,870
Total intangible assets	235,725	19,680	35,192	180,853	$347,592	$12,077	$106,687	$228,828

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

In connection with the decreased demand projections of CBD products in the United States resulting in a reduced estimate of future cash flows, during the first quarter of 2020 the Company determined that the fair value of indefinite-lived rights under the ABG Profit Participation Arrangement and definite-lived trademarks under the Trademark and License Agreement with ABG for the use of the Prince trademark (“ABG Prince Agreement”) were below the carrying value. As a result, the Company incurred non-cash impairment charges of $16,765 and $6,063 representing the full net book values of the intangible assets relating to the ABG Profit Participation Agreement and ABG Prince Agreement respectively, presented in impairment of assets in the statements of net loss and comprehensive loss (refer to Note 3). In June 2020, the Company completed the separation from Smith & Sinclair and recognized additional non-cash impairment charges of $3,320 presented in impairment of assets in the statement of net loss and comprehensive loss, of which $2,126 related to other CBD trademarks and patents.

Amortization expenses for intangibles was $2,765 and $7,603 for the three and nine months ended September 30, 2020 (2019 – $2,529 and $6,131). Expected future amortization expenses for intangible assets as at September 30, 2020 are as follows:

Year ending December 31,	Amortization
2020 (remaining three months)	$2,522
2021	9,801
2022	9,306
2023	9,078
2024	9,078
Thereafter	86,943
Total	$126,728

11.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following items:

	September 30, 2020	December 31, 2019
Accrued interest on convertible notes	$11,875	$5,938
Accrued payroll and employment related withholding taxes	10,709	24,765
Other accrued expenses and current liabilities	8,031	17,032
ABG finance liability - current	1,125	1,500
Accrued interest on Senior Facility	422	—
Accrued legal and professional fees	364	1,174
Contingent consideration for acquisitions	—	420
Total accrued expenses and other current liabilities	$32,526	$50,829

During the nine months ended September 30, 2020, the Company reduced its employee headcount in portions of its global organization to meet the needs of the current industry environment. During the three and nine months ended September 30, 2020, the Company incurred $239 and $3,576, respectively (2019 – $0 and $0), in severance costs, of which $133 and $3,128 is included in salaries within general and administrative expenses and $106 and $448 is included in cost of sales. During the three and nine months ended September 30, 2020, severance costs of $239 and $2,432 are allocated to the cannabis reportable segment and $0 and $1,144 are allocated to the hemp reportable segment. Management continues to evaluate its cost structure and may take further actions in the future and incur additional related costs. The following table shows the reconciliation of the severance costs included within the accrued payroll and employment related withholding taxes balance above, relating to scheduled benefit payments which were communicated to employees prior to September 30, 2020:

Opening Balance as of January 1, 2020	$—
Additional charges	3,575
Less payments made to employees	(3,393)
Closing Balance as of September 30, 2020	$182

12.	Convertible Notes

The Company has convertible senior notes with a face value of $475,000. As of September 30, 2020, the convertible notes are not yet convertible and the Company is in compliance with all covenants.

The following table sets forth the net carrying amount of the convertible notes:

	September 30, 2020	December 31, 2019
5.00% Convertible Notes	$475,000	$475,000
Unamortized discount	(28,133)	(34,219)
Unamortized transaction costs	(8,713)	(10,571)
Net carrying amount	$438,154	$430,210

The following table sets forth total interest expense recognized related to the convertible notes:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Contractual coupon interest	$5,938	$5,938	$17,813	$17,813
Amortization of discount	2,059	1,969	6,087	5,790
Amortization of transaction costs	641	614	1,857	1,826
Total	$8,638	$8,521	$25,757	$25,429

13.	Senior Facility

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

On June 5, 2020, as a result of COVID-19 related financial markets conditions that affected the lender of the Senior Facility, and not because of any material changes to the business of Tilray or its subsidiaries, the lender requested that Tilray withdraw its outstanding request for the Additional Draw of $9,900 (C$13,300) under the Senior Facility. In exchange for the Company’s accommodation of the lender’s request to withdraw its funding request, the lender agreed to enter into the First Amendment of the Senior Facility (the “Amendment”). The Amendment provides for interest-only payments for the remainder of its term with all outstanding principal payments due at February 28, 2022. This will result in an aggregate balance of $47,355 (C$64,283) due at February 28, 2022. Additionally, and at such time as the lender’s business may allow, the lender may make the additional proceeds of $9,900 (C$13,300) available, at its sole discretion.

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

The Senior Facility has first priority claims on all North American assets of the Company and contains certain affirmative and negative covenants. The operational covenant includes a minimum unrestricted cash threshold of $29,466 (C$40,000) in order for the Company to make additional capital expenditures and investments. The Senior Facility is collateralized against all real and personal property owned, leased and operated by the Company in North America, and any and all other property of the Company now existing and acquired in North America after the closing date. As of September 30, 2020, the Company was in compliance with all covenants set forth under the Senior Facility.

The following table sets forth the net carrying amount of the Senior Facility:

September 30, 2020
Senior Facility	$48,299
Unamortized transaction costs	(2,355)
Net carrying amount	$45,944
Less: current portion of Senior Facility	—
Total noncurrent portion of Senior Facility	$45,944

The following table sets forth total interest expense recognized related to the Senior Facility:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Contractual interest at Canadian prime plus 8.05%	$1,260	$2,970
Amortization of transaction costs	407	943
Total	$1,667	$3,913

14.	Registered Offering and Warrants

On March 17, 2020, the Company closed a registered offering of 7,250,000 shares of the Company’s Class 2 common stock for $4.76 per share with an equal number of accompanying warrants and 11,750,000 pre-funded warrants for $4.7599 (the “pre-funded warrants”) with an equal number of accompanying warrants. The pre-funded warrants had an exercise price per share of Class 2 common stock of $0.0001 and were exercisable at any time after their original issuance and expire on the fifth anniversary date of issuance. As of September 30, 2020, all pre-funded warrants have been exercised. The 19,000,000 total accompanying warrants (the “warrants”) allow the holders to purchase an aggregate of 19,000,000 shares of the Company’s Class 2 common stock. The warrants have an exercise price per share of Class 2 common stock of $5.95 and are exercisable at any time after the first trading day following the six-month anniversary of the issuance and will expire on the fifth anniversary date from the date they become exercisable. As of September 30, 2020, the warrants remain outstanding.

The total gross proceeds of the registered offering were $90,439, of which $21,025 was allocated to the Class 2 common stock at the offering close and $69,414 was allocated to the warrant liability. Issuance costs incurred on the registered offering were $5,150, of which $3,953 was recorded to other expenses (income) in the statements of net loss and comprehensive loss and $1,197 was allocated to the Class 2 common stock and recorded net against the allocated gross proceeds in additional paid-in-capital.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues Class 2 common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. There were no triggering events during the three and nine months ended September 30, 2020.  The Company received stockholder approval of the anti-dilution price protection feature at the Company’s Annual Meeting on May 28, 2020.

The Company's warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to effect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act.  In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of Class 2 common stock due to be issued multiplied by any trading price of the Class 2 common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered Class 2 common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

Pre-funded warrants and warrants outstanding at September 30, 2020, and related activity for the nine months ended September 30, 2020 is as follows (reflects the number of shares of Class 2 common stock as if the warrants were converted to Class 2 common stock):

Description	Classification	Exercise price	Expiration date	Balance December 31, 2019	Issued	Exercised	Balance September 30, 2020
Pre-Funded Warrants	Liability	$0.0001	March 17, 2025	—	11,750,000	(11,750,000)	—
Warrants	Liability	$5.95	March 17, 2025	—	19,000,000	—	19,000,000
			Total	—	30,750,000	(11,750,000)	19,000,000

The Company estimated the fair value of the Warrant liability at September 30, 2020 at $3.76 per warrant using the Monte Carlo pricing model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	0.35%
Expected volatility	100%
Expected term	5 years
Expected dividend yield	0%
Strike price	$5.95
Fair value of common stock	$4.85

Expected volatility is based on the historical volatility of the Company's common stock since its initial public offering in 2018.

15.	Stockholders’ Equity

Common and preferred stock

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of September 30, 2020. The liquidation and dividend rights are identical among Class 1 common stock and Class 2 common stock, and all classes of common stock share equally in the Company’s earnings and losses.

	Par Value	Authorized	Voting Rights
Class 1 common stock	$0.0001	233,333,333	10 votes for each share
Class 2 common stock	$0.0001	500,000,000	1 vote for each share
Preferred stock	$0.0001	10,000,000	N/A

On March 17, 2020, the Company closed the registered offering, issuing 7,250,000 shares of the Company’s Class 2 common stock along with pre-funded warrants and warrants (refer to Note 14). During the period from the close of the registered offering and March 31, 2020, all pre-funded warrants were exercised at a price per share of $0.0001 and the Company issued 11,750,000 shares of Class 2 common stock (refer to Note 14).

During the three and nine months ended September 30, 2020, the Company issued 6,781,090 and 9,493,494 shares of Class 2 common stock for gross proceeds of $46,153 and $76,999, respectively, under the at-the-market equity offering. Transaction costs of $1,540 were recorded net against the allocated gross proceeds in additional paid-in-capital. The warrants’ anti-dilution price protection features allow, for the period the warrants are outstanding, the Company to only issue up to $20,000 in aggregate gross proceeds under the Company’s at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6,000 per quarter, at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution price protection features.

The Company’s future ability to pay cash dividends on Class 2 common stock is limited by the terms of the Senior Facility and cannot be paid without the consent of the lender.

On September 30, 2020, 13,159,762 shares of Class 1 common stock, constituting all of the shares of Class 1 common stock that were issued and outstanding, were automatically converted into shares of Class 2 common stock, as the Class 1 common stock ceased to represent at least 10% of the outstanding common stock. Prior to the conversion, the Company had authorized 250,000,000 shares of Class 1 common stock. Upon conversion, 16,666,667 were retired, leaving 233,333,333 shares authorized, par value $0.0001 per share. There are no shares of Class 1 common stock outstanding as of September 30, 2020.

16.	Stock-based Compensation

Original Stock Option Plan

Certain employees of the Company participated in the equity-based compensation plan of Privateer Holdings, Inc. (the “Original Plan”) under the terms and valuation method detailed in the Company’s annual financial statements. For the three and nine months ended September 30, 2020, the total stock-based compensation expense associated with the Original Plan was $114 and $410 (2019 – $143 and $411). As of September 30, 2020, the total remaining unrecognized stock-based compensation expense related to non-vested stock options under the Original Plan amounted to $375 which will be recognized over the weighted-average remaining requisite service period of approximately 0.8 years.

Stock option activity under the Original Plan is as follows:

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	3,014,004	$3.04	5.8	$44,108
Exercised	(528,261)	1.15
Forfeited	(62,153)	4.44
Cancelled	(125,999)	3.30
Balance September 30, 2020	2,297,591	$3.38	3.8	$32,717
Vested and expected to vest, September 30, 2020	2,299,283	$3.37	3.8	$32,742
Vested and exercisable, September 30, 2020	2,198,632	$3.22	3.7	$31,750

No stock options were granted under the Original Plan during the nine months ended September 30, 2020 and September 30, 2019. The total fair value of stock options vested as of September 30, 2020 was $118 (December 31, 2019 – $2,789).

New Stock Option and Restricted Stock Unit Plan

 The number of shares of Class 2 common stock reserved for issuance under the 2018 Equity Incentive Plan (the “2018 EIP”) automatically increases on January 1 of each calendar year, for a period of not more than ten years, starting on January 1, 2019 and ending on and including January 1, 2027, in an amount equal to 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the prior calendar year, or a lesser number of shares determined by the Company’s Board of Directors. The shares reserved include only the outstanding shares related to stock options and RSUs and excludes stock options outstanding under the Original Plan. The number of shares reserved for issuance under the 2018 EIP is 17,037,421, effective as of January 1, 2020 (December 31, 2019 – 12,926,172). For the three and nine months ended September 30, 2020, total stock-based compensation expense associated with the 2018 EIP was $7,966 and $22,994 (2019 - $8,501 and $21,892). As of September 30, 2020, the total remaining unrecognized stock-based compensation expense related to non-vested stock options and restricted stock units (“RSUs”) under the 2018 EIP amounted to $40,805 which will be recognized over the weighted average remaining requisite service period of approximately 1.03 years.

Stock option and RSU activity under the 2018 EIP are as follows:

Time-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	5,307,130	$14.04	8.4	$44,297
Granted	—	—
Exercised	(286,948)	7.76
Forfeited	(245,222)	13.93
Cancelled	(193,127)	13.11
Balance September 30, 2020	4,581,833	$14.48	7.6	$—
Vested and expected to vest, September 30, 2020	4,511,481	$14.32	7.5	$—
Vested and exercisable, September 30, 2020	3,276,183	$12.47	7.6	$—

During the nine months ended September 30, 2020, no time-based stock options were granted under the 2018 EIP (2019 – 10,000). The weighted-average fair values of stock options granted during the nine months ended September 30, 2020 was $0 per share (2019 – $12.01). The total fair value of stock options vested as of September 30, 2020 was $31,299 (December 31, 2019 – $16,708).

Performance-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	520,000	$7.76	8.4	$4,872
Granted	—	—		—
Exercised	(320,000)	7.76
Forfeited	—	—		—
Cancelled	—	—		—
Balance September 30, 2020	200,000	$7.76	7.6	$—
Vested and expected to vest, September 30, 2020	200,000	$7.76	7.6	$—
Vested and exercisable, September 30, 2020	200,000	$7.76	7.6	$—

No performance-based stock options were granted under the 2018 EIP during the nine months ended September 30, 2020 and September 30, 2019. The total fair value of stock options vested as of September 30, 2020 was $0 (December 31, 2019– $1,246).

Time-based RSU activity

	Time-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2019	1,423,392	$42.05
Granted	2,024,334	8.67
Vested	(396,051)	45.32
Forfeited	(785,641)	27.88
Cancelled	(17,711)	31.31
Non-vested September 30, 2020	2,248,323	$16.46

During the nine months ended September 30, 2020, 2,024,334 (2019 – 944,616) time-based RSUs were granted. During the nine months ended September 30, 2020, 396,051 (2019 – 54,635) time-based RSUs vested.

Performance-based RSUs activity

	Performance-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2019	265,625	$7.76
Granted	448,230	7.05
Vested	(159,375)	7.76
Non-vested September 30, 2020	554,480	$7.19

448,230 performance-based RSUs were granted during the nine months ended September 30, 2020 (2019 – none). During the nine months ended September 30, 2020, 159,375 (2019 – 731,250) performance-based RSUs vested.
17.	Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, net of tax, were as follows:
	Foreign Currency Translation Adjustments	Unrealized (loss) gain on available-for-sale debt securities	Total
Balance as at December 31, 2019	$10,021	$(302)	$9,719
Other comprehensive loss:
Change in foreign currency translation	(16,633)	—	(16,633)
Change in unrealized (losses)/ gains on available-for-sale debt securities	—	(74)	(74)
Balance as at March 31, 2020	$(6,612)	$(376)	$(6,988)
Other comprehensive loss:
Change in foreign currency translation	7,184	—	7,184
Change in unrealized gains on available-for-sale debt securities	—	35	35
Balance as at June 30, 2020	$572	$(341)	$231
Other comprehensive loss:
Change in foreign currency translation	2,265	—	2,265
Change in unrealized gains on available-for-sale debt securities	—	193	193
Balance as at September 30, 2020	$2,837	$(148)	$2,689

18.	Commitments and Contingencies

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. The Company records a loss contingency if the information available indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of September 30, 2020, in the opinion of management, no claims meet the criteria to record a loss contingency.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2027.

Maturities of lease liabilities:

Year ending December 31,	Operating Leases	Finance Leases
2020 (remaining three months)	$941	$235
2021	3,576	950
2022	3,019	5,389
2023	2,911	11,128
2024	2,489	—
Thereafter	8,049	—
Total lease payments	$20,985	$17,702
Imputed interest	2,175	3,207
Obligations recognized	$18,810	$14,495

Purchase commitments

The following table reflects the Company’s future non-cancellable minimum purchase commitments for inventory as of September 30, 2020:
	Total	2020 (remaining three months)	2021	2022	2023	2024	Thereafter
Purchase commitments	$99,993	$69,732	$30,185	$38	$38	$—	$—
Total	$99,993	$69,732	$30,185	$38	$38	$—	$—

In 2018, the Company signed an agreement with Rose Lifescience Inc. (“Rose”) for distribution and marketing of product in Quebec in exchange for a minimum fee of $384 per annum for an initial term of five years, and agreed to purchase the lesser of 2,000 Kg per year or 40% of the production of Cannabis at a rate of 115% of cost of goods sold from the Rose facility. In September 2020, the Company signed an amendment to this agreement and the estimated compensation fee is approximately $10,350 through 2023. As there is no firm commision fee commitment, it is excluded from the above schedule. Compensation fee expense is recorded as incurred.

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

Other commitments

The Company has payments on the ABG finance liability (refer to Note 11), convertible notes (refer to Note 12) and the Senior Facility (refer to Note 13) as follows:

	Total	2020 (remaining three months)	2021	2022	2023	2024	Thereafter
ABG finance liability	$7,500	$—	$1,500	$1,500	$1,500	$1,500	$1,500
Convertible notes, principal and interest	546,251	5,938	23,750	23,750	492,813	—	—
Senior Facility, principal and interest	55,483	1,268	5,071	49,144	—	—	—
Portugal construction commitments	4,927	4,927
Total	$614,161	$12,133	$30,321	$74,394	$494,313	$1,500	$1,500

19.	Revenue from Contracts with Customers

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

For certain long-term arrangements, the Company has performance obligations for goods it has not yet delivered. For these arrangements, the Company does not have a right to bill for the undelivered goods. The Company has determined that any unbilled consideration relates entirely to the value of undelivered goods. Accordingly, the Company has not recognized revenue, and has elected not to disclose amounts, related to these undelivered goods. As of September 30, 2020 and December 31, 2019, other than accounts receivable, net of allowance for credit losses and provision for sales returns, the Company has no contract balances in the balance sheets.

20.	General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Salaries	$8,323	$8,637	$24,365	$22,289
Other expenses	2,367	4,261	12,803	10,651
Professional fees	1,407	6,051	9,750	12,716
Loss on disposal of property and equipment	457	—	885	112
Travel expenses	132	1,448	939	3,330
Credit loss (recovery) expenses	(21)	(275)	288	520
Total	$12,665	$20,122	$49,030	$49,618

21.	Supplemental Cash Flow Information
	Nine months ended September 30,
	2020	2019
Cash paid for interest	$10,367	$17,613
Cash paid for income taxes	$272	$—
Non-cash investing
Acquisition of Manitoba Harvest	$—	$157,917
Acquisition of Natura	$—	$38,980
Investment in ABG Profit Participation Arrangement, net of receivable	$—	$94,805
Purchases of investments and S&S acquisition	$—	$14,508

	Nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,672	$1,524
Operating cash flows from finance leases	$445	$—
Financing cash flows from finance leases	$309	$—
Non-cash additions to Right-of-use assets and lease liabilities
Operating leases	$423	$14,897
Finance leases	$—	$—

22.	Related Party Transactions

In the normal course of business, the Company enters into related party transactions with certain entities under common control and joint ventures as described in the Annual Financial Statements and detailed below.

Leafly Holdings, Inc. (“Leafly”)

The Company has an agreement with Leafly providing for data licensing activities. During the three and nine months ended September 30, 2020, operational expenses of $5 and $134 was recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $130 and $149).

Docklight LLC (“Docklight”)

The Company pays Docklight a royalty fee pursuant to a brand licensing agreement which provides the Company with exclusive rights in Canada for the use of certain adult-use brands. During the three and nine months ended September 30, 2020, royalty fees of $331 and $748 were recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $44 and $176). Refer to Note 18 for purchase commitments with Docklight.

Ten Eleven Management LLC (“Ten Eleven”)

In January 2020, the Company entered into a corporate services agreement with Ten Eleven Management LLC (“Ten Eleven”), pursuant to which Ten Eleven provides the Company with certain general administrative and corporate services for a service fee. This agreement was terminated in April 2020. In August 2020, the Company entered into a corporate services agreement with Ten Eleven pursuant to which Ten Eleven provides the Company with certain accounting services for a service fee. This agreement was terminated in October 2020. During the three and nine months ended September 30, 2020, management services of $- and $71 was recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $75 and $200).

The Company sub-leases a portion of certain office space to Ten Eleven. Ten Eleven’s lease payments are based on the pro-rata share of space that they occupy, with annual lease payments of $470. The sub-lease was terminated in May 2020. For the three and nine months ended September 30, 2020, $- and $196 of sublease income is recorded in other income, net (2019 - $115 and $192).

Fluent and Cannfections

The Company has joint venture arrangements with a 50% ownership and voting interest in each of Fluent and Cannfections. Refer to Note 6 for details over transactions with these entities for the nine months ended September 30, 2020.

Aircraft Time Share Reimbursement

The Company had entered into an aircraft time-share agreement and a lease consent and subordination agreement with Brendan Kennedy, our Chief Executive Officer, whereby the Company had access to and use of an aircraft owned by Mr. Kennedy on an as-needed basis for business purposes. Pursuant to this arrangement, the Company reimbursed Mr. Kennedy for certain related aircraft expenses. During the three and nine months ended September 30, 2020, the Company incurred $0 and $261 of fees which is included in general and administrative expenses (2019 – $0 and $0).

Accounts payable due to related parties

At September 30, 2020, the Company has accounts payable due to related parties of $141 (December 31, 2019 - $68).
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

Foreign currency risk

The Company conducts its business in several countries and in a variety of currencies, the most significant of which are the Canadian dollar and Euro. Consequently, the Company is exposed to foreign currency risk. A significant portion of the Company’s assets, liabilities, revenue, and expenses are denominated in Canadian dollars. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $23,578 as of September 30, 2020, with a corresponding impact to accumulated other comprehensive income (loss). The Company is also exposed to risk related to changes in the value of the Euro due to its construction commitment in Portugal.

Interest rate risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s outsanding debt. The Company is exposed to changes to the Canadian prime rate as the Senior Facility bears interest based on the Canadian prime rate plus 8.05%. The convertible notes bear interest at a fixed rate of 5% and are not publicly traded and, therefore, are not affected by changes in the market interest rates. A 1% change in the Canadian prime rate would have an impact of $127 and $295 to the statements of net loss and comprehensive loss for the three and nine months ended September 30, 2020.

Liquidity risk

The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash flows generated from operations to meet its requirements. As of September 30, 2020, the most significant financial liabilities are accounts payable, accrued expenses and other current liabilities, convertible notes and the Senior Facility.
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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2020
Investments
Equity investments measured at fair value	$2,207	$—	$—	$2,207
Debt securities classified as available-for-sale	844	—	4,921	5,765
Warrant liability	—	—	(71,636)	(71,636)
Total recurring fair value measurements	$3,051	$—	$(66,715)	$(63,664)

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2019
Investments
Equity investments measured at fair value	$4,183	$—	$—	$4,183
Debt securities classified as available-for-sale	727	—	4,320	5,047
Acquisition-related contingent consideration	—	—	(420)	(420)
Total recurring fair value measurements	$4,910	$—	$3,900	$8,810

Items measured at fair value on a recurring basis

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, debt securities classified as available-for-sale, acquisition-related contingent consideration, and warrant liability.

Debt securities classified as available-for-sale and equity investments recorded at fair value: The estimated fair value is determined using quoted market prices, broker or dealer quotations or discounted cash flows.

Warrant liability: The warrants associated with the warrant liability are classified as Level 3 derivatives. Consequently, the estimated fair value of the warrant liability is determined using the Monte Carlo pricing model (refer to Note 14). Until the warrants are exercised, expire, or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity, the warrant liability (which relates to warrants to purchase shares of Class 2 common stock) is marked-to-market each reporting period with the change in fair value recorded in change in fair value of warrant liability,. Any significant adjustments to the unobservable inputs disclosed in the table below would have a direct impact on the fair value of the warrant liability.

The opening balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled to the closing balances as follows:

	Debt securities classified as available-for- sale	Warrant liability
Opening balance as at December 31, 2019	$4,320	$—
Additions and settlements
Additions	—	(69,414)
Exercise	—	49,053
Total gains or losses for the period:	—	—
Included in net loss	—	—
Interest expenses, net	601	—
Change in fair value of warrant liability	—	(51,275)
Impairment of assets	—	—
Foreign currency translation loss, net	—	—
Closing balance as at September 30, 2020	$4,921	$(71,636)

	Quantitative information about Level 3 fair value measurements
	Fair value at September 30, 2020	Valuation technique	Unobservable input	Range (weighted average)
			Discount rate	16.5%
Debt securities classified as available-for-sale	$4,921	Discounted cash flow	Probability of conversion/ prepayment	nil
			Probability of default	nil

Warrant liability	$(71,636)	Monte Carlo	Volatility	100%
			Expected life	0.2 years to 5 years (2.4 years)

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

In connection with an evaluation of such assets during the nine months ended September 30, 2020, the carrying values of the land and buildings at the High Park Gardens facility (Level 2), ABG finance receivable and certain intangible assets (Level 3) were concluded to exceed their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 2 (refer to Note 2) and Level 3 inputs (refer to Note 3, Note 8 and Note 10).

The estimated fair value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other current liabilities, convertible notes and Senior Facility at September 30, 2020 (December 31, 2019 – the fair value of all aforementioned, except the Senior Facility which was entered into in 2020) approximate their carrying value.

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

The comparative three and nine months ended September 30, 2019 have been recast to reflect to the current segment structure.
	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	Revenue	Gross profit / (loss)	Revenue	Gross profit	Revenue	Gross profit / (loss)	Revenue	Gross profit
Cannabis	$31,426	$(4,717)	$35,451	$9,225	$92,373	$(13,863)	$78,876	$16,213
Hemp	$19,980	$8,456	$15,650	$6,628	$61,549	$23,053	$41,167	$17,298
Total	$51,406	$3,739	$51,101	$15,853	$153,922	$9,190	$120,043	$33,511

No asset information is provided for the segments because the Company’s chief operating decision maker does not review this information by segment on a regular basis.

Total revenue and gross profit for the reportable segments is equal to the Company’s consolidated revenue and gross profit.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross profit for the segments	$3,739	$15,853	$9,190	$33,511
General and administrative expenses	12,665	20,122	49,030	49,618
Sales and marketing expenses	10,000	16,974	40,709	39,161
Research and development expenses	921	2,315	2,831	4,891
Depreciation and amortization expenses	3,425	3,200	10,353	7,457
Stock-based compensation expenses	8,080	8,644	23,404	22,303
Impairment of assets	—	—	58,210	—
Acquisition-related expenses (income), net	—	(13,454)	—	(6,566)
Loss from equity method investments	1,420	1,837	4,495	1,837
Foreign exchange (gain) loss, net	(9,319)	2,585	5,424	1,153
Change in fair value of warrant liability	(31,913)	—	51,275	—
Interest expenses, net	10,437	8,680	30,147	26,005
Finance income from ABG	—	(210)	—	(557)
Other expense (income), net	(38)	(1,116)	4,944	(6,185)
Loss before income taxes	$(1,939)	$(33,724)	$(271,632)	$(105,606)

Sources of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Dried cannabis	$21,079	$29,412	$61,339	$62,214
Cannabis extracts	10,239	5,819	30,246	16,172
Hemp products	19,980	15,650	61,549	41,167
Accessories and other	108	220	788	490
Total	$51,406	$51,101	$153,922	$120,043

Channels of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cannabis
Adult-use	$19,926	$15,835	$58,466	$38,758
Canada - medical	3,399	3,898	11,285	9,222
International - medical	8,101	5,708	22,220	9,370
Bulk	—	10,010	402	21,526
Total Cannabis revenue	$31,426	$35,451	$92,373	$78,876
Hemp	19,980	15,650	61,549	41,167
Total	$51,406	$51,101	$153,922	$120,043

Revenue attributed to geographic region based on the location of the customer was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Canada	$29,475	$33,585	$86,807	$81,138
United States	13,340	10,836	43,851	28,407
Other countries	8,591	6,680	23,264	10,498
Total	$51,406	$51,101	$153,922	$120,043

Revenue includes excise duties of $4,213 and $13,325 for the three and nine months ended September 30, 2020 (2019: $2,931 and $8,707).

Long-lived assets consisting of property and equipment, net of accumulated depreciation, attributed to geographic regions based on their physical location were as follows:

	September 30, 2020	December 31, 2019
Canada	$115,711	$144,065
Portugal	67,198	36,908
United States	4,659	3,171
Other countries	62	73
Total	$187,630	$184,217

Two customers accounted for 21% and 19% of revenue, respectively, for the three months ended September 30, 2020. Three customers accounted for 20%, 18% and 11% of revenue, respectively, for the nine months ended September 30, 2020. Three customers accounted for 20%, 14%, and 10% of revenue, respectively, for the three months ended September 30, 2019. Two customers accounted for 12% and 11%, of revenue, respectively, for the nine months ended September 30, 2019.

Two customers accounted for 20% and 11%, respectively, of the Company’s accounts receivable balance, as of September 30, 2020. Two customers accounted for 20% and 10%, respectively, of the Company’s accounts receivable balance as of December 31, 2019.
26.	Subsequent Events

As of September 30, 2020, Tilray holds 8,532,243 shares of stock in Kiaro Brands Inc. (Kiaro) at a balance of $3,600 within Other Investments. Effective October 13, 2020, Kiaro went public as Kiaro Holdings Corp. (Ticker: KO) on the TSX Venture Exchange at a price of CAD $0.17 per share. The completion of this transaction will impact the manner the Company assesses the fair value reporting of its investment, which will continue to be presented within Other Investments.

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

We lost our emerging growth company status effective December 31, 2019 and therefore reported as a large accelerated filer in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Financial Statements”). As a result, we comply with new and revised accounting standards applicable to public companies. The comparative three and nine months ended September 30, 2019 included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation reflects the new and revised accounting standards and therefore does not mirror the September 30, 2019 interim period condensed consolidated financial statements previously filed.

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

We are witnessing a global paradigm shift for cannabis and hemp and, as a result of this shift, the transformation of a multibillion dollar industry from a state of prohibition to a state of legalization. Medical cannabis is now authorized at the national or federal level in forty-one countries. The legal market for medical cannabis is still in its early stages and we believe the number of countries with legalized regimes will continue to increase. As this transformation occurs, we believe companies with trusted global brands and multinational supply chains will become market leaders by earning the confidence of patients, doctors, governments and adult consumers around the world.

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

During the nine months ended September 30, 2020, and in an effort to better align our cost structure with the current business environment we reduced headcount in different areas of the organization. A total of 482 positions were eliminated with an expected annualized savings impact, net of severance costs, of $38.0 million. In addition to headcount reductions, we have undertaken other efforts to increase operating efficiencies which will result in future additional cost savings of approximately $17.0 million, totaling approximately $55.0 million in overall cost savings annually versus our Q4 2019 annualized run rate cost structure. We continue to evaluate our cost structure in light of business conditions and COVID-19 and may take additional actions during the remaining of the year.

During the nine months ended September 30, 2020, we issued 9,493,494 shares of Class 2 common stock for gross proceeds of approximately $77.0 million under the at-the-market equity offering program.

On February 28, 2020, we entered into a credit agreement for a senior secured credit facility, denominated in Canadian dollars, for a maximum aggregate principal amount of $59.6 million (C$79.8 million) (the “Senior Facility”). An aggregate principal amount equal to $49.7 million (C$66.5 million) was drawn on February 28, 2020.

As a result of COVID-19 related financial market conditions that affected the lender, and not because of any material changes to the business of Tilray or its subsidiaries, the lender requested that we withdraw our then outstanding request for the additional draw of $9.9 million made on May 4, 2020. We agreed and, as a result, on June 5, 2020, we entered into the First Amendment to the Senior Facility (“the First Amendment”). The First Amendment provides that the Senior Facility will only require interest payments for the remainder of its term and all outstanding principal payments will be due at maturity, February 28, 2022. We have been, and currently are, in full compliance with all terms of the Senior Facility and did not incur any fees or penalties in connection with the First Amendment.

Additionally, and at such time as the lender’s business may allow, the lender may make the additional proceeds of $9.9 million available during the term of the Credit Agreement, at its sole discretion. Concurrently with the First Amendment, the lender also approved our ability to sell the High Park Gardens facility, if and when we desire. As part of any sale of the High Park Gardens facility, the lender has agreed that we may retain 60% of any sales proceeds (net of all expenses, fees and taxes), and that the lender shall receive 40% of all sales proceeds (net of all expenses, fees and taxes). All sales proceeds to the lender will be applied as a repayment of principal on the Senior Facility, without any prepayment penalties or fees. As of September 30, 2020, we have not completed the sale of the High Park Gardens facility.

On March 17, 2020, we closed an underwritten registered offering of 7,250,000 shares of Class 2 common stock for $4.76 per share and 11,750,000 pre-funded warrants for $4.7599 (the “pre-funded warrants”) accompanied by 19,000,000 warrants with an exercise price of $5.95. The pre-funded warrants have an exercise price per share of Class 2 common stock of $0.0001 and were exercisable at any time after their original issuance and expire on the fifth anniversary date of issuance. The pre-funded warrants were exercised in full during March 2020. The 19,000,000 warrants (the “warrants”) have an exercise price of $5.95 and allow the holder to purchase 19,000,000 shares of the Company’s Class 2 common stock. All 19,000,000 warrants remain outstanding as of September 30, 2020, and are exercisable at any time after the first trading day following the six-month anniversary of the issuance and will expire on the fifth anniversary date from the date they become exercisable. Our net proceeds from this offering was $85.3 million (gross proceeds of $90.4 million).

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

Due to the closure of High Park Gardens in June 2020, we incurred termination costs of $0.3 million related to severance, which are included within general and administrative expenses, recorded total non-cash charges of $25.5 million, which included of $13.6 million related to the write down of land and buildings upon placing these assets for sale and valuing such at their fair value less normal selling costs, $1.8 million of inventory valuation adjustments related to the destruction of unharvested flower and $10.2 million related to write down of the acquired cultivation license. We expect to recognize additional cash charges of $0.3 million in real estate transaction fees upon final sale of the Leamington facility.

On June 30, 2020, we completed the separation from Smith & Sinclair, a previously consolidated entity, which develops and distributes CBD-infused edibles.

COVID-19

As COVID-19 continues to spread around the world, and governments and businesses take unprecedented measures in response, the actions taken, or that may be taken, have or may materially adversely affect our business, results of operations, financial condition and stock price. Due to COVID-19, governments have imposed restrictions on travel and business operations, temporarily closed businesses, and implemented quarantines and shelter-in-place orders. Consequently, the COVID-19 pandemic has negatively impacted global economic activity, caused significant volatility and disruption in global financial markets, and generally introduced significant uncertainty and unpredictability throughout the world.

Our business has likely been negatively impacted during 2020, due to the restrictions on, or temporary closure of, retail outlets, and the challenges faced by patients accessing clinics and doctors for prescriptions for our products and due to the vast majority of the Company’s employees working remotely. We continue to operate its manufacturing facilities at normal production levels while its administrative offices remain closed. We have taken all recommended actions to protect public health and the health and safety of employees and it continues to work on safely re-opening its offices subject to local rules and regulations.

We are unable to predict the future impacts of COVID-19 on our operational and financial performance. The nature and extent of any impacts are very uncertain and depend on many factors outside our control, including, the timing, extent, and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for our products. We believe our cash balances and access to cash through our at-the-market program will be sufficient to satisfy our working capital needs, debt payments, and general liquidity requirements.

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

(financial data is expressed in United States dollars)

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Kilograms equivalents sold - cannabis	5,107	10,848	(5,741)	(53)%	22,331	19,448	2,883	15%
Kilograms harvested - cannabis	8,903	15,498	(6,595)	(43)%	25,216	35,366	(10,150)	(29)%
Thousand units sold - hemp products	2,431	1,946	485	25%	7,681	5,645	2,036	36%
Average net selling price per gram - cannabis	$6.15	$3.25	$2.90	89%	$3.53	$4.03	$(0.50)	(12)%
Average cost per gram sold - cannabis	$4.23	$2.28	$1.95	86%	$3.09	$2.95	$0.14	5%
Average gross selling price per unit - hemp products	$8.22	$8.04	$0.18	2%	$8.01	$7.29	$0.72	10%

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

Total kilogram equivalents sold increased for the nine months ended September 30, 2020 from the comparable period in 2019 mainly driven by sales in international markets. The decrease for the three months ended September 30, 2020 versus the comparable period in 2019 was almost entirely due to the reduction of bulk sales. We expect continued increases in kilogram equivalent grams sold as we generate sales growth in our key cannabis businesses; adult-use and international medical. Going forward we will pursue opportunistic bulk sales as we manage our product mix and optimize margins.

Kilograms harvested – cannabis. Kilograms harvested represents the weight of dried whole plants post-harvest, drying and curing. This operating metric is used to measure the production efficiency of our facilities and production team.

Total kilograms harvested decreased for the three and nine months ended September 30, 2020 from the comparable periods in 2019 partially due to the closure of our High Park Gardens cannabis greenhouse production operation and partially due to the timing of harvests in Portugal during 2020 compared to 2019. Over time, it is our expectation that harvested quantities for comparable facilities will increase as we align production with growing sales and as we continue to realize efficiencies in our growing processes resulting from our capital investments.

After the permanent shut down of our facility at High Park Gardens, a licensed cannabis facility in Leamington, Ontario, our current production and manufacturing footprint in Canada is approximately 0.7 million square feet and our footprint in Portugal is approximately 2.6 million square feet, for a total of 3.3 million square feet worldwide. Our current growing space in Portugal is made up of 20 hectares of outdoor growing space in Alentejo, 1 hectare of greenhouse and 4 hectares of outdoor growing space in Cantanhede, and 65,000 square feet of manufacturing, processing, research, and office space in Cantanhede. We are currently under construction to complete an additional 3.4 hectares of greenhouse in Cantanhede during the remainder of 2020. Due to COVID-19, however, we have experienced minor construction delays and there is some uncertainty about the final completion date of the additional growing space. If we are unable to complete construction in a timely manner due to COVID-19, we may not achieve all our expected harvests and production which may negatively impact our international sales. We are actively working with our contractors to maintain appropriate COVID-19 protections at our construction site in an effort to complete construction in a timely manner.

Thousand units sold – hemp products. As a result of the acquisition of FHF Holdings Ltd. (“Manitoba Harvest”) in February 2019, we sell hemp products such as shelled hemp seed, ground hemp, broad spectrum hemp extract containing CBD and hemp seed oil that are tracked by individual units.

Hemp products sold for the three and nine month periods ending September 30, 2020 increased versus the comparable periods in 2019. The increase for the three month period was due to increased promotional activity in large format retail as well as accelerating sales through ecommerce due to COVID-19 shopping trends. The increase for the nine month period was partially due to increased promotional activity and partially attributable to the fact that the 2019 period only reflected the post acquisition seven months activity while the 2020 period reflects a full nine months of hemp products sold. Looking forward, our units sold may change as some of our large format retail customers shift to larger size private label offerings.

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

The average net selling price per gram increased for the three months ended September 30, 2020 from comparable period in 2019 due to a shift in distribution channels and product mix. International Markets increased to 26% from 22% compared to the same period in 2019. Additionally, higher-priced Cannabis 2.0 products, which didn’t exist in the comparable period in 2019, continued to grow as part of our Adult-use business. The average net selling price per gram decreased for the nine months ended September 30, 2020 from the comparable period in 2019 primarily due to the termination of a supply contract that included a one-time transaction at a significantly reduced net selling price per gram in Q2 2020.

We expect our average selling price per gram to continue to increase over time as our international medical cannabis sales continue to grow. However, due to COVID-19,  if international sales are not realized or if construction of our new greenhouse space in Portugal is delayed we may not fully realize our expected increase in sales price because we may not have sufficient scale or product at the potency level needed to supply our growing international medical sales business.

Average cost per gram sold – cannabis. The average cost per gram sold measures the efficiency in our cultivation, manufacturing and fulfillment operations. We deduct hemp products, inventory valuation adjustments and the cost of sales related to accessories from total cost of sales to arrive at cannabis-related cost of sales. Cannabis-related cost of sales is then divided by total kilogram equivalents sold to calculate the average cost per gram sold. As Cannabis 2.0 products become a larger percentage of our mix, and because the Cannabis 2.0 products include other input costs that can be a greater portion of the unit cost than the cannabis ingredients, we may change this operating metric from per gram to unit measures.

The average cost per gram sold increased for the three and nine months ended September 30, 2020 from comparable periods in 2019 partly due to lower kilograms sold as a result of reduced bulk sales and partly due to product mix where Cannabis 2.0 products have higher input costs than dried flower. We expect to see improvement in our cost per gram metric as the full benefit of our cost reductions, including the closure of High Park Gardens, which was a relatively high cost facility to operate, are realized. In addition, as Cannabis 2.0 become a larger portion of our mix, these products will result in better throughput and cost absorption at our High Park Holdings processing facility.

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

The average gross selling price per unit for hemp products increased by 2% and 10% during the three and nine months ended September 30, 2020 from the comparable periods in 2019, respectively, due to sales mix favoring larger sizes and organic product sales versus non-organic. Going forward, this trend may continue as some large format retail customers shift to larger size private label offerings.

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

COVID-19 related judgments and estimates

The unprecedented nature of the COVID-19 pandemic and its impact results in uncertainty about future market conditions, the impacts on our business, and consequently, the assumptions we use to develop forecasts of business performance. As a result, significant judgments and estimates have been made in the qualitative and quantitative impairments and the going concern assessments at September 30, 2020. There is no guarantee that our total revenues will grow or remain at similar levels during the next quarter of 2020. Depending on conditions, we may have to review our assumptions which may result in additional adjustments or impairments of assets. Additionally, if COVID-19 continues to negatively impact business conditions around the globe and in our key markets, we may need to further adjust our operations and headcount during the coming quarters.

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

We estimate the fair value of the warrant liability using a Monte Carlo pricing model. We are required to make assumptions and estimates in determining an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

Results of Operations
Financial data is expressed in thousands of United States dollars, unless otherwise noted.

Condensed Consolidated Statements of Net Loss Data

(in thousands of United States dollars)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$51,406	$51,101	$153,922	$120,043
Cost of sales
Product costs	34,224	35,047	108,616	85,806
Inventory valuation adjustments	13,443	201	36,116	726
Gross profit	3,739	15,853	9,190	33,511
General and administrative expenses	12,665	20,122	49,030	49,618
Sales and marketing expenses	10,000	16,974	40,709	39,161
Research and development expenses	921	2,315	2,831	4,891
Stock-based compensation expenses	8,080	8,644	23,404	22,303
Depreciation and amortization expenses	3,425	3,200	10,353	7,457
Impairment of assets	—	—	58,210	—
Acquisition-related expenses (income), net	—	(13,454)	—	(6,566)
Loss from equity method investments	1,420	1,837	4,495	1,837
Operating loss	(32,772)	(23,785)	(179,842)	(85,190)
Foreign exchange (gain) loss, net	(9,319)	2,585	5,424	1,153
Change in fair value of warrant liability	(31,913)	—	51,275	—
Interest expenses, net	10,437	8,680	30,147	26,005
Finance income from ABG	—	(210)	—	(557)
Other expense (income), net	(38)	(1,116)	4,944	(6,185)
Loss before income taxes	(1,939)	(33,724)	(271,632)	(105,606)
Deferred income tax expenses (recoveries)	134	2,432	(4,013)	(3,987)
Current income tax expenses (benefit)	243	195	505	402
Net loss	$(2,316)	$(36,351)	$(268,124)	$(102,021)
Other Financial Data
Adjusted EBITDA (1)	$(1,547)	$(21,871)	$(32,531)	$(54,277)

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures.”

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(as a percentage of revenue)
Cost of sales - product costs	67%	69%	71%	71%
Cost of sales - inventory valuation adjustments	26%	0%	23%	1%
Gross profit	7%	31%	6%	28%
General and administrative expenses	25%	39%	32%	41%
Sales and marketing expenses	19%	33%	26%	33%
Research and development expenses	2%	5%	2%	4%
Stock-based compensation expenses	16%	17%	15%	19%
Depreciation and amortization expenses	7%	6%	7%	6%
Impairment of assets	0%	0%	38%	0%
Acquisition-related expenses (income), net	0%	(26)%	0%	(5)%
Loss from equity method investments	3%	4%	3%	2%
Operating loss	(64)%	(47)%	(117)%	(71)%
Foreign exchange (gain) loss, net	(18)%	5%	4%	1%
Change in fair value of warrant liability	(62)%	0%	33%	0%
Interest expenses, net	20%	17%	20%	22%
Finance income from ABG	0%	(0)%	0%	(0)%
Other expense (income), net	0%	(2)%	3%	(5)%
Loss before income taxes	(4)%	(66)%	(176)%	(88)%
Deferred income tax expenses (recoveries)	0%	5%	(3)%	(3)%
Current income tax expenses (benefit)	0%	0%	0%	0%
Net loss	(5)%	(71)%	(174)%	(85)%
Other Financial Data
Adjusted EBITDA (1)	(3)%	(43)%	(21)%	(45)%

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

Revenue by product channel

(in thousands of United States dollars)

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cannabis
Adult-use	$19,926	$15,835	$4,091	26%	$58,466	$38,758	$19,708	51%
Canada - medical	3,399	3,898	(499)	(13)%	11,285	9,222	2,063	22%
International - medical	8,101	5,708	2,393	42%	22,220	9,370	12,850	137%
Bulk	—	10,010	(10,010)	(100)%	402	21,526	(21,124)	(98)%
Total Cannabis revenue	$31,426	$35,451	$(4,025)	(11)%	$92,373	$78,876	$13,497	17%
Hemp	19,980	15,650	4,330	28%	61,549	41,167	20,382	50%
Total	$51,406	$51,101	$305	1%	$153,922	$120,043	$33,879	28%
Excise duties included in revenue	$4,213	$2,931	$1,282	44%	$13,325	$8,707	$4,618	53%

Revenue. Revenue increased 1% to $51.4 million (C$68.1 million) and 28% to $153.9 million (C$208.1 million) for the three and nine months ended September 30, 2020, compared to revenue of $51.1 million and $120.0 million (C$67.8 million and C$159.3 million) for the same periods in 2019, respectively. For the three and nine months ended September 30, 2020, the increases from the comparable period in 2019 were driven by increases sales in our adult-use, international medical, and hemp channels, which were accompanied by a significant planned reduction in bulk sales.

Cannabis. Cannabis segment revenue decreased 11% to $31.4 million (C$41.6 million) and 17% to $92.4 million (C$124.9 million) for the three and nine months ended September 30, 2020, compared to revenue of $35.5 million and $78.9 million (C$46.4 million and C$103.3 million) for the same periods in 2019, respectively. The decrease for the three months ended compared to the same period in 2019 was due to the significant planned reduction of bulk sales. Excluding bulk, revenue increased by 24% for the three months ended September 30, 2020 versus comparable period in 2019 primarily driven by increased adult-use and international medical sales. We expect continued growth in both the adult-use and international medical sales channels in 2020 while we expect to see a continued decline in bulk sales as we focus on higher margin opportunities. We also expect cannabis to reflect a higher percentage of our total revenue in coming quarters.

Hemp. Hemp segment revenue increased 28% to $20.0 million (C$26.5 million) and 50% to $61.5 million (C$83.2 million) for the three and nine months ended September 30, 2020, compared to revenue of $15.7 million and $41.2 million (C$20.5 million and C$53.9 million) for the same periods in 2019, respectively. The increase for the three month period was due to increased promotional activity in large format retail as well as accelerating sales through ecommerce due to COVID-19 shopping trends. The increase for the nine month period was partially due to increased promotional activity and partially attributable to the fact that the 2019 period only reflected the post acquisition seven months of hemp revenue while the 2020 period reflects a full nine months of revenue. Until there is more clarity from the Food and Drug Administration (“FDA”) on CBD in the United States, we expect the hemp segment to deliver modest to little top line growth. Our team continues to explore expanded distribution for our products and other ways to generate sales growth despite the negative impact COVID-19 may have on our retail partners.

Revenue by product source

(in thousands of United States dollars)

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Dried cannabis	$21,079	$29,412	$(8,333)	(28)%	$61,339	$62,214	$(875)	(1)%
Cannabis extracts	10,239	5,819	4,420	76%	30,246	16,172	14,074	87%
Hemp products	19,980	15,650	4,330	28%	61,549	41,167	20,382	50%
Accessories and other	108	220	(112)	(51)%	788	490	298	61%
Total	$51,406	$51,101	$305.00	1%	$153,922	$120,043	$33,879	28%
Excise duties included in revenue	$4,213	$2,931	$1,282	44%	$13,325	$8,707	$4,618	53%

We also analyze our sales mix by dried cannabis, extracts, hemp and accessories. Cannabis as a whole represented 61% and 60% of total revenue for the three and nine months ended September 30, 2020, versus 69% and 66% for the comparable periods in 2019, respectively. Dried cannabis represented 67% and 66% of cannabis revenue for the three and nine months ended September 30, 2020, compared to 83% and 79% for the comparable periods in 2019, respectively. Cannabis extracts represented 33% and 33% of cannabis revenue for both the three and nine months ended September 30, 2020, compared to 16% and 21% for the comparable periods in 2019, respectively. Hemp products represented 39% and 40% of total revenue for the three and nine months ended September 30, 2020, compared to 31% and 34% for the comparable periods in 2019, respectively. The growth in Hemp products as a percent of total sales was largely due to the inclusion of Hemp product sales for only seven months in the 2019 period.

Cost of sales and gross margin – Cannabis

(in thousands of United States dollars)

	Three months ended September 30,		2020 vs 2019 Change		Nine months ended September 30,		2020 vs 2019 Change
	2020	2019	$	%	2020	2019	$	%
Cost of sales - product costs	$22,825	$26,102	$(3,277)	(13%)	$74,610	$62,053	$12,557	20%
Cost of sales - inventory valuation adjustments	13,318	124	13,194	N/A	31,626	610	31,016	N/A
Total Cannabis cost of sales	$36,143	$26,226	$9,917	38%	$106,236	$62,663	$43,573	70%

Gross (loss) profit	$(4,717)	$9,225	$(13,942)	(151%)	$(13,863)	$16,213	$(30,076)	(186%)
Gross profit (excluding inventory valuation adjustments)(1)	$8,601	$9,349	$(748)	(8%)	$17,763	$16,823	$940	6%
Gross margin percentage	(15%)	26%	(41%)	(158%)	(15%)	21%	(36%)	(173%)
Gross margin percentage (excluding inventory valuation adjustments)(1)	27%	26%	1%	4%	19%	21%	(2%)	(10%)

N/A: Not a meaningful percentage.

(1)

Gross profit (excluding inventory valuation adjustments) and gross margin percentage (excluding inventory valuation adjustments) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures.”

Cost of sales. Cost of sales increased for the three and nine months ended September 30, 2020 from the comparable periods in 2019 partially due to payments  to a supplier to terminate a contract and, partially due to increased sales volumes and the associated variable costs as well as increased expenses at our production facilities that were fully staffed and fully operational in 2020 compared to 2019.

Gross margin. Gross margin of -15% and -15% for the three and nine months ended September 30, 2020 decreased from the comparable periods in 2019 partially due one-time transactions associated with the terminations of supply contracts, partially due to non-recurring inventory write-downs related to the closure of High Park Gardens and other facilities, and write-downs for obsolescence, spoilage and excess inventory. Excluding the impact of these non-recurring adjustments, gross margin was 27% and 19% for the three and nine months ended September 30, 2020, respectively. For the remainder of 2020, we expect to see improved gross margins due to lower costs at our facilities resulting from cost cutting measures, additional operating efficiencies from more throughput and better fixed cost absorption, and the availability of low cost third-party supply for any supplemental product required. Going forward, and as we better align inventory levels and sales, we do not expect to incur material non recurring inventory write downs

Cost of sales and gross margin – Hemp

(in thousands of United States dollars)

	Three months ended September 30,		2020 vs 2019 Change		Nine months ended September 30,		2020 vs 2019 Change
	2020	2019	$	%	2020	2019	$	%
Cost of sales - product costs	$11,399	$8,945	$2,454	27%	$34,006	$23,753	$10,253	43%
Cost of sales - inventory valuation adjustments	125	77	48	62%	4,490	116	4,374	N/A
Total Hemp cost of sales	$11,524	$9,022	$2,502	28%	$38,496	$23,869	$14,627	61%

Gross profit	$8,456	$6,628	$1,828	28%	$23,053	$17,298	$5,755	33%
Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up) (1)	$8,581	$6,705	$1,876	28%	$27,543	$19,455	$8,088	42%
Gross margin percentage	42%	42%	(0%)	(0%)	37%	42%	(5%)	(11%)
Gross margin percentage (excluding inventory valuation adjustments and purchase accounting value step-up) (1)	43%	43%	0%	0%	45%	47%	(3%)	(5%)

(1)

Gross profit (excluding inventory valuation adjustments and purchase accounting step-up) and gross margin percentage (excluding inventory valuation adjustments and purchase accounting step-up) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures.”

Cost of sales. Cost of sales increased for the three and nine months ended September 30, 2020 from the comparable periods in 2019 primarily due to sales volume increases and partially due to lower absorption rates at our facilities.

Gross margin. Gross margin of 42% for the three months ended September 30, 2020 represents 0% gross margin change from comparable period in 2019. Gross margin of 37% for the nine months ended September 30, 2020 represents 5% gross margin decline from the comparable periods in 2019 primarily due to year-to-date impact of a one-time inventory adjustment made in Q2 2020 and partially due to a sales mix shift to larger and lower margin package sizes.

Operating expenses

(in thousands of United States dollars)

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
General and administrative expenses	$12,665	$20,122	$(7,457)	(37)%	$49,030	$49,618	$(588)	(1)%
Sales and marketing expenses	10,000	16,974	(6,974)	(41)%	40,709	39,161	1,548	4%
Research and development expenses	921	2,315	(1,394)	(60)%	2,831	4,891	(2,060)	(42)%
Stock-based compensation expenses	8,080	8,644	(564)	(7)%	23,404	22,303	1,101	5%
Depreciation and amortization expenses	3,425	3,200	225	7%	10,353	7,457	2,896	39%
Impairment of assets	—	—	—	—	58,210	—	58,210	100%
Acquisition-related expenses (income), net	—	(13,454)	13,454	(100)%	—	(6,566)	6,566	(100)%
Loss from equity method investments	1,420	1,837	(417)	100%	4,495	1,837	2,658	100%
Total operating expenses	$36,511	$39,638	$(3,127)	(8)%	$189,032	$118,701	$70,331	59%
(as a percentage of revenue)
General and administrative expenses	25%	39%			32%	41%
Sales and marketing expenses	19%	33%			26%	33%
Research and development expenses	2%	5%			2%	4%
Stock-based compensation expenses	16%	17%			15%	19%
Depreciation and amortization expenses	7%	6%			7%	6%
Impairment of assets	0%	0%			38%	0%
Acquisition-related expenses (income), net	0%	-26%			0%	-5%
Loss from equity method investments	3%	4%			3%	2%
Total operating expenses	71%	78%			123%	99%

General and administrative. General and administrative expenses decreased for the three and nine months ended September 30, 2020 from the comparable periods in 2019 generally due to implemented cost savings initiatives. During the nine months ended September 30, 2020, we reduced general and administrative headcount by 227 positions and incurred $3.1 million of non-recurring costs within general and administrative expenses primarily associated with severance payments, resulting in an increase in general and administrative expenses for such period.

Sales and marketing. Sales and marketing expenses decreased for the three months ended September 30, 2020 from the comparable period in 2019 primarily due to cost savings measures and partially due to the delay of sales and marketing programs as result of COVID19. During the nine months ended September 30, 2020, sales and marketing expenses increased from the comparable period in 2019 partly due to having a full nine months of Manitoba Harvest expenses versus only seven months in the prior year (acquired February 28, 2019) and partly due to investments behind the growth of Cannabis 2.0.

Research and development. Research and development expenses decreased for the three and nine months ended September 30, 2020 from the comparable periods in 2019 primarily due to right-sizing the departmental structure. This initiative not only delivered savings but also resulted in establishing a more agile R&D team capable of developing future innovations.

Stock-based compensation. Stock-based compensation expenses increased for the nine months ended September 30, 2020 from the comparable period in 2019 primarily due to the issuance of stock options and restricted stock units under the 2018 Equity Incentive Plan throughout 2019 and 2020.

Depreciation and amortization. Depreciation and amortization expenses increased for the three and nine months ended September 30, 2020 from the comparable periods in 2019 predominantly due to increased investments in cultivation and production facilities in Portugal and some investment in our Canadian facilities. We expect depreciation and amortization to continue to increase as our capital projects are completed and assets are put into service.

Impairment of assets. For the nine months ended September 30, 2020, we incurred non-cash impairment charges of $58.2 million.

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

Loss from equity method investments. Losses from equity method investments for the three and nine months ended September 30, 2020 were $1.4 million and $4.5 million, respectively.

Non-operating income and expenses

(in thousands of United States dollars)

	Three months ended September 30,		2020 vs 2019 Change		Nine months ended September 30,		2020 vs 2019 Change
	2020	2019	$	%	2020	2019	$	%
Foreign exchange (gain) loss, net	$(9,319)	$2,585	$(11,904)	N/A	$5,424	$1,153	$4,271	N/A
Change in fair value of warrant liability	(31,913)	—	(31,913)	100%	51,275	—	51,275	100%
Interest expenses, net	10,437	8,680	1,757	20%	30,147	26,005	4,142	16%
Finance income from ABG	—	(210)	210	(100)%	—	(557)	557	(100)%
Other expense (income), net	(38)	(1,116)	1,078	(97)%	4,944	(6,185)	11,129	(180)%
Total	$(30,833)	$9,939	$(40,772)	(410)%	$91,790	$20,416	$71,374	350%

N/A: Not a meaningful percentage

Foreign exchange (gain) loss, net. The impact of foreign exchange for the three and nine months ended September 30, 2020 was a gain of $9.3 million and a loss of $5.4 million, compared to a loss of $2.6 million and $1.2 million, for the comparable periods in 2019, respectively. As we hold a significant portion of our cash balances in Canadian dollars, the fluctuation in foreign exchange rates between Canadian dollars and United States dollars drove the foreign exchange loss for nine months ended September 30, 2020.

Change in fair value of warrant liability. In March 2020 we closed an equity offering which resulted in a warrant liability recorded at fair value. The warrant liability is marked to market, with the primary underlying input into the warrant valuation being our own stock price. Due to the movements in the market price of our stock since the offering closed, the fair value of the warrant liability decreased by $31.9 million during the three months ended September 30, 2020, and increased by $51.3 million during the nine months ended September 30, 2020.

Interest expense, net. Interest expense, net for the three and nine months ended September 30, 2020 was $10.4 million and $30.1 million, compared to $8.7 million and $26.0 million, for the comparable periods in 2019, respectively. The increase was primarily attributable to the Senior Facility which was entered into on February 28, 2020. We expect an increase in interest expense in 2020 to reflect a full year of expense related to the Senior Facility.

Finance income from ABG. Finance income from ABG decreased for the three and nine months ended September 30, 2020 as the ABG finance receivable was written-off during the three months ended March 31, 2020.

Other expense (income), net. Other expense (income), net increased for the three and nine months ended September 30, 2020 from the comparable periods in 2019, as equity investments measured at fair value had a decline in value in 2020 compared to an increase in value in the comparable periods in 2019. In addition, we incurred $4.0 million of issuance costs associated with the March 2020 equity offering.

Net Loss and Adjusted EBITDA (1)

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Net loss	$(2,316)	$(36,351)	$34,035	(94)%	$(268,124)	$(102,021)	$(166,103)	163%
Adjusted EBITDA (1)	$(1,547)	$(21,871)	$20,324	(93)%	$(32,531)	$(54,277)	$21,746	(40)%

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculated Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures”.

Net loss decreased for the three months ended and increased in the nine months ended September 30, 2020 from the comparable periods in 2019 primarily due to the impact of the change in fair value of warrant liability, combined with the impairment of assets and the (gain) loss on foreign exchange.

Adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) improved for the three and nine months ended September 30, 2020 from the comparable periods in 2019 generally due to reductions in operating expenses, improved margins (excluding one time adjustments) due to cost reductions, and sales and geographic mix shifts.

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

Adjusted EBITDA

(in thousands of United States dollars)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA reconciliation:
Net loss	$(2,316)	$(36,351)	$(268,124)	$(102,021)
Inventory valuation adjustments	13,443	201	36,116	726
Severance costs	239	—	3,576	—
Depreciation and amortization expenses (1)	5,346	4,686	14,232	10,460
Stock-based compensation expenses	8,080	8,644	23,404	22,303
Impairment of assets	—	—	58,210	—
Loss from equity method investments	1,420	1,837	4,495	1,837
Foreign exchange (gain) loss, net	(9,319)	2,585	5,424	1,153
Change in fair value of warrant liability	(31,913)	—	51,275	—
Interest expenses, net	10,437	8,680	30,147	26,005
Finance income from ABG	—	(210)	—	(557)
(Gain) Loss from disposal of property and equipment	457	—	893	112
Other expense (income), net	2,202	(14,570)	11,329	(12,751)
Amortization of inventory step-up	—	—	—	2,041
Deferred income tax expenses (recoveries)	134	2,432	(4,013)	(3,987)
Current income tax expenses (benefit)	243	195	505	402
Adjusted EBITDA	$(1,547)	$(21,871)	$(32,531)	$(54,277)

(1)

The Company revised its Adjusted EBITDA reconciliation for the nine months ended September 30,2020 to reflect a correction in depreciation and amortization expense amount applied to this non-GAAP financial measures. Non-cash depreciation and amortization expenses includes depreciation expense related to both manufacturing and non-manufacturing assets.  In the three months ended March 31, 2020 we incorrectly reported $3.6 million which excluded the portion of the depreciation expense related to the Company’s manufacturing assets. The corrected amount in Adjusted EBITDA reconciliation for the three months ended March 31, 2020 is $4.6 million and is correct as reported above within the nine months results.

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
•

Stock-based compensation expenses, which has been, and will continue to be for the foreseeable future, a meaningful recurring expense in our business and an important part of our compensation strategy;

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

•	Non-cash change in fair value of warrant liability;
•	Interest expense, finance income from ABG, loss on disposal of property and equipment and other expense (income), net, to reflect ongoing operating activities;
•	Amortization of purchase accounting step-up in inventory value included in costs of sales - product costs;
•	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us; and
•	Other expense (income), net includes acquisition related expenses, which vary significantly by transactions and are excluded to evaluate ongoing operating results.

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

Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up)

Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up) is a non-GAAP measure calculated in the hemp segment. It is calculated as revenue less cost of sales, adjusted to add back inventory valuation adjustments and purchase accounting value step-up of $0 for the three and nine months ended September 30, 2020 (2019 - $0 and $2,041).

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

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $155.2 million which were held for working capital and general corporate purposes. This represents an overall increase of $58.4 million since December 31, 2019. Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service obligations and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors. Our financial statements, in Part I, Item 1 of this Form 10-Q, have been prepared on a going concern basis, which assumes we will continue to be in operation for the foreseeable future and, accordingly, will be able to realize our assets and discharge our liabilities in the normal course of operations as they come due. Further information can be found in Part I, Item 1 of this Form 10-Q, in the Notes to Condensed Consolidated Financial Statements in Note 1, “Summary of Significant Accounting Policies.”

During the nine months ended September 30, 2020, we successfully raised funds with the following financing activities:

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

•	During the nine months ended September 30, 2020, we issued 9,493,494 shares of Class 2 common stock for gross proceeds of approximately $77.0 million under the at-the-market equity offering program.

During the three and nine months ended September 30, 2020, we have experienced minor disruptions to our business due to COVID-19. In particular, we believe the impacts of COVID-19 on customer and patient behavior in our key markets, the impact on the opening of new cannabis retail outlets in the Canadian market, and the impact on retail markets in general, have introduced unexpected challenges and have resulted in suppressed sales across the majority of our businesses. We have largely been able to maintain satisfactory production levels at our facilities and have not experienced any outbreaks of COVID-19 among our employees. While we have been able to mitigate many of the recent impacts of COVID-19, there remain uncertainties about how the pandemic may influence consumer and patient behaviors, cannabis and retail markets in general, our selling and manufacturing operations, and capital markets, in the future. If COVID-19 negatively impacts one or more of these matters we may have to raise additional capital on potentially unattractive terms and or significantly reduce our costs in order to fully fund our business. Currently, we do not anticipate having to take these actions but, due to our inability to assess the full future impact of COVID-19 on our customers, financial markets, and our own business, we are continually evaluating many factors that will help us make decisions in a timely manner.

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

Due to uncertainties we may face in raising additional equity financing in the future, which may be further impacted by the economic downturn and unprecedented conditions due to COVID-19, there remains uncertainty what impact this may have on managements assumptions used to develop these forecasts. Accordingly, we have concluded it is probable we can implement plans that would effectively mitigate the conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for the next twelve months.

The following table sets forth the major components of our Condensed Consolidated Statements of Cash Flows for the periods presented:

(in thousands of United States dollars)

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(104,486)	$(167,255)
Net cash used in investing activities	(41,883)	(264,844)
Net cash provided by financing activities	210,121	45,098
Effect of foreign currency translation on cash and cash equivalents	(5,338)	(95)
Increase (decrease) in cash and cash equivalents	$58,414	$(387,096)

Cash flows from operating activities

The change in net cash used by operating activities primarily related to changes in working capital fluctuations and changes in non-cash expenses, all of which are highly variable.

Cash flows from investing activities

The nine months ended September 30, 2020 did not have significant investing activities compared to the same period in 2019 during which we acquired Manitoba Harvest and Natura Naturals, made our investment in the ABG Profit Participation Arrangement, and made purchases of significant property and equipment related to our expansion projects in Canada and Portugal.

Cash flows from financing activities

The change in net cash provided by financing activities during the nine months ended September 30, 2020 relates to proceeds from equity offerings, including our at-the-market program, and debt financing.

Subsequent Events

As of September 30, 2020, Tilray holds 8,532,243 shares of stock in Kiaro Brands Inc. (Kiaro) at a balance of $3.6 million within Other Investments. Effective October 13, 2020, Kiaro went public as Kiaro Holdings Corp. (Ticker: KO) on the TSX Venture Exchange at a price of CAD $0.17 per share. The completion of this transaction will impact the manner we assess the fair value reporting of our investment, which will continue to be presented within Other Investments.

Contractual Obligations

During the three months ended September 30, 2020, we successfully terminated or renegotiated several significant supply contracts. On August 5, 2020, we reached an agreement with an unrelated third party and terminated supply agreements for purchase commitments of $17.4 million. As part of the agreement, we will not seek reimbursement of an advance deposit we had previously provided to the third-party supplier of which $4.9 million remained outstanding as of June 30, 2020. We included the $4.9 million in inventory valuation adjustments in cost of sales that related to the write off of the advance deposit in our statements of net loss and comprehensive loss. In addition, we paid $3.7 million in cash and $1.5 million in shares of our Class 2 common stock. The other contracts that were renegotiated, resulted in more favorable terms to us and have relieved us of any future purchase commitments. The total value of future commitments that have been avoided amounts to $46.5 million. We do not believe the termination or restructuring of these contracts will have any negative impacts on our ability to competitively source products required to conduct our business.

	Total	2020 (remaining three months)	2021	2022	2023	2024	Thereafter
Purchase commitments	$99,993	$69,732	$30,185	$38	$38	$—	$—
Senior Facility, principal and interest	$55,483	$1,268	$5,071	$49,144	$—	$—	$—
Portugal construction commitments	$4,927	$4,927
Total	$160,403	$75,927	$35,256	$49,182	$38	$—	$—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate risk is the risk that the value or yield of available-for-sale debt securities may decline if interest rates decline or that the value of financial liabilities will increase if interest rates increase. Fluctuations in interest rates may impact the level of income and expense recorded on these financial instruments. A 1% change in the interest rate in effect on September 30, 2020 would not have a material effect on i) the fair value of our available-for-sale debt securities as the majority of the portfolio consists of convertible debt instruments with fixed interest rates ranging from 10% - 12%, or ii) the convertible note financial liabilities as they bear interest at a fixed rate of 5% and are not publicly traded. The Senior Facility bears interest on the outstanding principal balance at an annual rate equal to the Canadian prime rate plus 8.05%. A hypothetical 1% increase in the Canadian prime rate would result in an increase of $0.1 million and $0.3 million recorded in interest expense for the three and nine months ended September 30, 2020.

Equity Price Risk

As of September 30, 2020, we held long-term equity investments at fair value and equity investments under the measurement alternative. These investment in equities were acquired as part of our strategic transactions. Accordingly, the changes in fair values of investment in equities measured at fair value or under the measurement alternative are recognized through other expense (income), net in the statements of net loss and comprehensive loss. Because of the uncertainty surrounding the COVID-19 outbreak, there is increased risk of declines in fair values of our equity investments if conditions have not been significantly improved and global stock markets have not recovered from recent declines. Based on the fair value of investment in equities held as of September 30, 2020, a hypothetical decrease of 10% in the prices for these companies would reduce the fair values of the investments and result in unrealized loss recorded in other expense (income), net by $0.2 million.

Foreign Currency Risk

Our condensed consolidated financial statements are expressed in United States dollars, but we have net assets and liabilities denominated in a variety of currencies, the most significant of which are the Canadian dollar and the Euro. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into United States dollars at the foreign currency exchange rates that approximate the rates in effect at the dates when such items are recognized. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $23.6 million as of September 30, 2020, with a corresponding impact to accumulated other comprehensive loss. We are also exposed to risk related to changes in the value of the Euro’s due to our one construction commitment in Portugal. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, (or “DCPs”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of the Company’s DCPs as of September 30, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in the Company’s internal control described in our Annual Report on Form 10-K for the year ended December 31, 2019, as of such date, the Company’s DCPs were not effective.

Remediation Efforts to Address Material Weakness

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, the Company began implementing a remediation plan to address the material weaknesses mentioned above. Management strengthened the depth and experience of its finance organization with the addition of a new Chief Financial Officer (CFO) during the first quarter of 2020 and the addition of a Global Corporate Controller in the second quarter of 2020. Management will continue to increase the depth and experience within our operations, accounting and finance organizations, and design and implement improved processes and internal controls with the intent of increasing the use of system-based processes to limit manual calculations. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-5(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently involved in, and may in the future become involved in, legal proceedings, claims and investigations in the ordinary course of our business. Although the results of these legal proceedings, claims and investigations cannot be predicted with certainty, we do not believe that, other than with the possible exception of those matters described below, the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary or interim rulings.

An adverse judgment or award against the Company in any matter could result in an event of default under the terms of the Senior Facility or our convertible notes.

420 Investments Ltd. Litigation

On February 21, 2020, 420 Investments Ltd., as Plaintiff (“420”), filed a lawsuit against Tilray, Inc. and High Park Shops Inc. (“High Park”), as Defendants, in Calgary, Alberta in the Court of Queen’s Bench of Alberta.  In August 2019, Tilray and High Park entered into an Arrangement Agreement with 420 and others (the “Arrangement Agreement”). Pursuant to the Arrangement Agreement, High Park was to acquire the securities of 420.  In February 2020, Tilray and High Park gave notice of termination of the Arrangement Agreement. 420 alleges that the termination was unlawful and without merit and further alleges that the Defendants had no legal basis to terminate. 420 alleges that the Defendants did not meet their contractual and good faith obligations under the Arrangement Agreement. 420 seeks an order of specific performance (compelling the closing of the Arrangement Agreement).  Alternatively, in the absence of specific performance, 420 seeks damages in the stated amount of C$110 million, plus C$20 million in aggravated damages. The Tilray and High Park Statement of Defense and counterclaim were both filed on March 20, 2020. 420’s Statement of Defense to our counterclaim was filed on April 20, 2020. No trial date has been set.

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

On March 4, 2020, the Court of Chancery entered an order consolidating the two cases and designating the complaint in the Braun/Noorian action as the operative complaint.  The operative complaint asserts claims for breach of fiduciary duty against Kennedy, Groh, Blue, and Privateer Evolution (the “Privateer Defendants”) for alleged breaches of fiduciary duty in their alleged capacities as Tilray’s controlling stockholders and against Kennedy, Greenwood, and Auerbach for alleged breaches of fiduciary duties in their capacities as directors and/or officers of Tilray in connection with the Downstream Merger. The operative complaint alleges that the Privateer Defendants breached their fiduciary duties by causing Tilray to enter into the Downstream Merger and Tilray’s Board to approve that Downstream Merger, and that Defendants Kennedy, Greenwood, and Auerbach breached their fiduciary duties as directors by approving the Downstream Merger. Plaintiffs allege that the Downstream Merger gave the Privateer Defendants hundreds of millions of dollars of tax savings without providing a corresponding benefit to Tilray and its minority stockholders and that the Downstream Merger unfairly transferred and extended Kennedy, Blue, and Groh’s control over Tilray. On July 17, 2020, the stockholder plaintiffs filed an amended complaint asserting substantially similar claims.  On August 14, 2020, Tilray and all defendants moved to dismiss the amended complaint. On October 14, 2020, in light of the Plaintiffs’ statement that certain actions may have mooted some of their claims related to the alleged unfair extension of control over Tilray, the Court entered an order adjourning the planned November 4, 2020 hearing and removing the pending deadlines for briefing on the motions to dismiss.  The parties have stipulated to an amended schedule for the motions to dismiss.   The defendants believe the claims in this case are without merit, and intend to defend this case vigorously, but there are no assurances as to its outcome.

Securities Litigation

On May 4, 2020, a lawsuit was filed by plaintiff Ganesh Kasilingam in the United States District Court for the Southern District of New York, against Tilray, Inc., Brendan Kennedy and Mark Castaneda, on behalf of himself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Kasilingam litigation”). The complaint alleges that Tilray and the individual defendants overstated the anticipated advantages of the Company’s revenue sharing agreement with Authentic Brands Group (“ABG”), announced on January 15, 2019, and that the plaintiffs suffered losses when Tilray’s stock price dropped after Tilray recognized an impairment with respect to the ABG deal on March 2, 2020. On August 6, 2020 the court entered an order appointing Saul Kassin as Lead Plaintiff and The Rosen Law Firm, P.A. as Lead Counsel.  Lead Plaintiff filed an amended complaint on October 5, 2020. The Amended Complaint asserts the same Sections 10(b) and 20(a) claims against the same defendants on largely the same theory, and includes new allegations that the Company’s reported inventory, cost of sales, and gross margins in its financial reports during the class period were false and misleading because Tilray improperly recorded unsellable “trim” as inventory and understated the cost of sales for its products. The Company and the individual defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Shareholder Derivative Lawsuits

On April 10, 2020, a shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York (EDNY) by Chad Gellner, Matthew Rufo, and Melvyn Klein, allegedly on behalf of Tilray, Inc., that piggy‐backs on the Kasilingam litigation referenced above. It named the Board of Directors and Mark Castaneda as defendants. The theory of the lawsuit was that the board failed to prevent the alleged securities law violations asserted in the Kasilingam litigation. On May 29, 2020, a second shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York (SDNY) by Bo Hu asserting essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative action. On June 5, 2020 a third shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware by Lee Morgan, again alleging essentially the same claims, on behalf of Tilray, as the prior shareholder derivative actions. On November 3, 2020, the court in the Morgan action entered a stipulated stay pending developments in the securities class action pending in the SDNY. And on June 16, 2020, the plaintiffs in the Gellner derivative action voluntarily dismissed that lawsuit in the EDNY and re‐filed it in the SDNY. The plaintiffs in the two derivative actions in the SDNY have agreed with nominal defendant Tilray and the individual defendants to consolidate the actions, and have submitted the stipulation to the court for approval.. The Company and the individual defendants believe the claims are without merit, and intend to defend vigorously against them.

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

Zenabis Arbitration

On June 19, 2020 High Park Holdings Ltd. (“High Park”), a wholly-owned subsidiary of Tilray, Inc., commenced a confidential arbitration against Zenabis Ltd. (“Zenabis”). The arbitration relates to certain payments and obligations under a Prepaid Supply Agreement between Zenabis and High Park. High Park seeks approximately CAD $24 million, as well additional unquantified damages and related contractual relief. Zenabis has indicated that it will be defending the claim. A hearing has been set for July 2021.

Langevin Canada Class Action

On June 16, 2020, Lisa Langevin commenced a purported class action in the Alberta Court of Queen’s Bench, on her behalf and on behalf of a proposed class of all medicinal and recreational users in Canada of the defendants’ cannabis products who consumed the products before their expiry date.  She alleges that the defendants, including Tilray, marketed medicinal and recreational cannabis products in circumstances where the defendants misrepresented the amount of Tetrahydrocannabinol (THC) or Cannabidiol (CBD) in their respective products.  As a result of the defendants’ alleged mislabeling of the cannabis products it is claimed that the plaintiff and proposed class members did not receive and consume the product that they believed that they had purchased and that this caused them loss, risk of injury and actual injury. Ms. Langevin claims that on February 13, 2020 she purchased Canaca – TenUp manufactured and distributed by Tilray.  She had it tested and allegedly found that it only contained 43% of the claimed amount of THC.  The Statement of Claim seeks $500,000,000 in damages and restitution and $5,000,000 in punitive damages plus interest and costs collectively from the defendants. On July 20, 2020 Plaintiff filed an Amended Statement of Claim, as well as an Amended Amended Statement of Claim. We plan to vigorously defend against this action.

We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, we do not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, our management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on our consolidated financial position, consolidated results of operations, or consolidated cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our consolidated financial position, consolidated results of operations, or consolidated cash flows.

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

Risk Factor Summary

•

The COVID-19 pandemic continues to result in extended government-ordered closures of significant portions of the global economy, including in the United States, Canada, Portugal, and Germany, places in which we conduct significant business, and could adversely affect our ability to conduct normal business operations, and harm our business and future results of operations and financial condition.

•

The adult-use cannabis industry, and the regulations governing this industry, may develop in a way that is significantly different from our current expectations, resulting in our decreased ability, or inability, to compete in this market and industry.

•	We may ultimately be unsuccessful in developing and offering new products in our Canadian markets.
•

The adult-use cannabis industry in Canada is subject to many of the same risks as the medical cannabis industry, including risks related to our need for regulatory approvals, the early status and uncertain growth of this industry and the competition we expect to face in this industry.

•	We may be unsuccessful in competing in the legal adult-use cannabis market in Canada.
•

We are dependent upon regulatory approvals and licenses for our ability to grow, process, package, store, sell and export medical cannabis and other products derived therefrom, and these regulatory approvals are subject to ongoing compliance requirements, reporting obligations and fixed terms requiring renewal.

•

The long-term effect of the legalization of adult-use cannabis in Canada on the medical cannabis industry is unknown, and may have a significant negative effect upon our medical cannabis business if our existing or future medical use customers decide to purchase products available in the adult-use market instead of purchasing medical use products from us.

•

Tilray Nanaimo, Manitoba Harvest, High Park Farms, High Park Processing Facility and Tilray Portugal are integral to our business and adverse changes or developments affecting any of these facilities may have an adverse impact on us.

•	We have a limited operating history and a history of net losses, and we may not achieve or maintain profitability in the future.
•

We have become subject to increased litigation, arbitrations and demands as a result of the downstream merger, stock price decline, cannabis regulatory and industry changes, supply relationships and other matters, which could result in significant legal liability, additional costs, management distraction and damage to our reputation.

•

The Canadian adult-use marketplace may experience significant consolidation, and some of our current and future competitors will have superior resources and market share, which may significantly reduce our ability to compete due to scale, cost and pricing disadvantages.

•

United States regulations relating to hemp-derived CBD products are unclear and rapidly evolving, and may not develop on our anticipated timeframe or in a way most favorable to our business objectives.

•

We may seek to enter into strategic alliances, or amend or expand the scope of currently existing relationships, with third parties that we believe will have a beneficial impact on us, and there are risks that such strategic alliances or expansions of our currently existing relationships may not enhance our business in the desired manner.

•

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or if this significant customer were to terminate its relationship with us or reduce its purchases, our revenue could decline significantly.

•

Significant interruptions in our access to certain supply chains, including recently as a result of COVID-19, for key inputs such as raw materials, electricity, water and other utilities may impair our cannabis growing operations.

•

We may require third party supply of quality cannabis flower to meet consumer demand or regulatory requirements, which may adversely affect our cost of goods sold and subject us to unreliable supply chains or product quality.

•	Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•	The price of our Class 2 common stock in public markets has experienced and may experience severe fluctuations.
•	Future sales or releases of our Class 2 common stock may cause the market price for our common stock to fall significantly.
•

The terms of our outstanding warrants may limit our ability to raise additional equity capital or pursue acquisitions, which may result in us having insufficient funds to operate our business and significant dilution to existing stockholders.

•

We may not have the ability to raise the funds necessary to settle conversions of the convertible notes in cash or to repurchase the convertible notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.

Risks Related to COVID-19

The COVID-19 pandemic continues to result in extended government-ordered closures of significant portions of the global economy, including in the United States, Canada, Portugal, and Germany, places in which we conduct significant business, and could adversely affect our ability to conduct normal business operations, and harm our business and future results of operations and financial condition.

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

Ontario Provincial Government

On March 23, 2020, the Ontario provincial government issued a mandatory closure of all non-essential workplaces. This closure was scheduled to be in effect for 14 days with the possibility of extending this order as COVID-19 evolves.  Additionally, on April 3, 2020, the Ontario government expanded the province's list of non-essential businesses to include cannabis retail stores, temporarily leaving online ordering and mail delivery of cannabis by the Ontario Cannabis Store as the only legal means of recreational access.  Subsequently, effective July 29, 2020, Ontario prohibited privately-run cannabis stores from providing delivery and curbside pickup services to customers, which could have a negative impact on our sales.  On April 27, 2020, the government issued a “Framework for Re-Opening the Province,” which calls for the phased re-opening of businesses and a continued emphasis on work-from-home arrangements. The Province remains in a paused state, with some regions more populated regions in Stage 3 and lesser populated regions in Stage 2 of the Framework for Re-Opening.  While Licensed Producers in Ontario are currently considered an essential supply chain operation under provincial laws, there can be no assurance that such designation will remain in effect. If our growing and manufacturing operations at Enniskillen and London, Ontario are deemed non-essential, and are required to close for a significant period of time, our revenues and our results of operations would be significantly reduced. Government mandated shutdowns could impede our supply chains, our general ability to transport and receive raw materials and inputs, and our ability to deliver finished products to our customers. Additionally, our senior executives, employees, contractors, suppliers, and other partners may be prevented from conducting business activities altogether, or may experience additional disruptions, due to personal sickness, remote working conditions, or additional facility shutdowns.

Manitoba Provincial Government

Manitoba Harvest USA, LLC has followed a phased reopening plan. From July 25, 2020 to November 4, 2020, Manitoba Harvest USA, LLC was in Phase 4.  However, as a result of the deterioration of public health results, Phase 4 measures were paused and Phase 1 was re-introduced on November 4, 2020.  Manitoba Harvest USA, LLC has production facilities in Winnipeg and Ste. Agathe, which produce hemp-related food products and accordingly have been deemed essential.  While our facilities at both Winnipeg and Ste. Agathe remain open and producing according to schedule, and the U.S./Canadian border closure has exempted food transport as an essential cross-border service, we cannot predict effect of future governmental actions related to COVID-19 on this critical supply chain.  If our manufacturing operations at Winnipeg and Ste. Agathe are deemed non-essential, and are required to close for a significant period of time, or the U.S.-Canadian border were closed to food transport, our general ability to transport and receive raw materials, inputs and final products would be significantly impacted.  The U.S.-Canadian border closure remains in effect with still no official reopening date at this time.  Although we remain COVID free at both sites, and are following all COVID protocols, an outbreak could significantly delay or reduce our ability to manufacture, package and/or distribute our products.

In addition, we have started to experience some delays or disruptions in supply chain due to COVID, most notably with rigid and flexible plastic-based packaging components. We have seen our lead times increase with no notice from 6 weeks to 20+ weeks on some items. As a result, our customers could experience some shortages in market of select SKUs. While we have managed to work with our packaging suppliers to avoid significant shortages to our customers to date, and are continuing to work closely with all of our suppliers, prolonged shortages or delays in packaging materials could impact our ability to meet demand, and significantly harm our business.

Portugal

On March 20, 2020, following the declaration of the state of emergency by the President of the Republic on March 18, 2020, the Portuguese government adopted several actions to reduce the spread of COVID-19, including ordering certain businesses and government agencies to cease non-essential operations at physical locations and ordering “social distancing,” which directs individuals to remain at their places of residence. On April 2, 2020, these orders were extended to April 17, 2020, and on April 17, 2020, these measures were extended to May 2, 2020, with the possibility of further renewals or extensions. As of May 3, 2020, the Portuguese government declared the so-called situation of calamity, involving lighter restrictions to business activities and a soft law duty of individuals to remain at their places of residence. On July 31, 2020, the Portuguese government declared the so-called alert situation, to be effective between August 1 and August 14, 2020. This alert situation, which was extended to August 31, 2020, softened some restrictions to business activities but kept social distancing rules (including mandatory remote work in certain cases). A so-called contingency situation, declared on September 11, 2020 and effective at least between September 15 and September 30, 2020, maintains the restrictions to some business activities and keeps social distancing rules, including mandatory remote work in certain cases and prohibiting gatherings of more than a small number of people. While our facility in Portugal has not been subject to a mandatory closure by Portuguese authorities, there can be no assurance that such operational status will remain in effect or that the government will not restore harder measures to reduce the spread of COVID-19. If the government mandated closure of our Portugal facility, or otherwise ordered harder restrictions to business activities or employees’ movement, we would lose ability to export medicinal cannabis across the European Union, applicable member states, or elsewhere in the region, which could have a material effect on our business, financial condition and results of operations.

We are currently building an additional greenhouse of 3.4 hectares in Cantanhede during the remainder of 2020 and currently expect full completion by the end of the first quarter of 2021. Due to COVID-19, we have and may continue to experience construction delays and cannot guarantee the final completion date of the growing space. If we are unable to complete construction in a timely manner due to COVID-19, we may not achieve all our expected harvests and production, which may negatively impact our international sales. While we are actively working with our contractors to maintain appropriate COVID-19 protections at our construction site in an effort to complete construction in a timely manner, there can be no guarantees that we will not continue to experience delays as a result of this pandemic.

Germany

During March and April 2020, the Federal German government and its 16 state governments have passed different laws, regulations, resolutions and guidelines in response to the COVID-19 pandemic, including contact restrictions and closure of retail stores. Although the most severe lock down measures have been lifted subsequently, they might be restored if infection rates go up again which is somewhat expected towards fall. Our German offices have opened under strict safety and sanitary restrictions and most employees have voluntarily continued remote work. Our medical sales force has started to visit pharmacies and physicians’ offices, but physicians remain unreceptive to this approach. While we have experienced minimal disruption in supply of medicinal products to patients via pharmacies and physicians, there can be no assurance that future governmental measures or patient preferences and demand will curtail such activity.  We have observed a strong decrease in new patients visiting doctors’ offices or switching therapies as patients avoid physical office visits and rely on known therapies or self-medicate, which could lead to reduced patient demand and revenues. Additionally, if medicinal cannabis is deemed non-essential by the German government, or we were unable to import our medicinal products into Germany from Canada and Portugal, it could have a material impact on our business, financial condition and results of operations.

COVID-19 has coincided with periods of significant volatility in global financial, commodities and other markets, resulting in continued global recessionary conditions, which could adversely affect our business, future results of operations and financial condition.

As a result of the COVID-19 pandemic, many states and cities across Canada, the U.S. and European Union declared health emergencies, lockdowns, travel restrictions, and quarantines, prohibiting gatherings of more than a small number of people and ordering or urging most businesses and workplaces to close or operate on a very restricted basis.  In addition, there has been significant financial market volatility and government action intended to mitigate the economic impact of COVID-19.  See “The price of our Class 2 common stock in public markets has experienced and may experience severe fluctuations.”

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

Given the ongoing and dynamic nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:

•	Disruption to our supply chain for raw materials essential to our business, including restrictions on importing and exporting products;
•	Notices from customers, suppliers and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
•	A need to preserve liquidity, which could result in a reduction or suspension or a delay or change in our capital investment plan;
•	Cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
•	Litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee and social security matters and insurance arrangements;
•	A continued reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;

•	Costs associated with rationalization of our portfolio of global real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;
•	Additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges as demand for our products decreases;
•	Infections and quarantining of our employees and the personnel of our suppliers, partners and other third parties in areas in which we operate;
•	Changes in regulations for the growth and manufacture of cannabis, that may result in additional limits on demand for our products and services; and
•	Actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects.

It is difficult to predict any additional impact of the COVID-19 pandemic on our businesses.  Our efforts to mitigate the adverse impacts of COVID-19 may not be effective, and in any case are likely to only be a partial mitigant. The full extent of impacts resulting from the COVID-19 pandemic and other events beyond our control will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity of the pandemic and further action, including governmental, cannabis regulatory and other federal, state and local actions, taken to prevent, treat, or mitigate the spread of COVID-19, among others. In addition, the COVID-19 pandemic could result in business disruption to us, and if unable to recover from such a business disruption on a timely basis, the businesses, financial condition, and results of operations of Tilray would be adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

Risks Related to Adult-Use Cannabis

The adult-use cannabis industry, and the regulations governing this industry, may develop in a way that is significantly different from our current expectations, resulting in our decreased ability, or inability, to compete in this market and industry.

The Cannabis Act and the accompanying regulations, or the CR, became effective in October 2017 and allows individuals over the age of 18 to legally purchase, process and cultivate limited amounts of cannabis for adult use in Canada. There is no assurance that the adult-use cannabis industry, and the regulations governing this industry, will continue to develop as anticipated. There are and will be significant restrictions on the marketing, branding, product formats, product composition, packaging, and distribution channels allowed under the CR, which may reduce the value of certain of our products and brands or negatively impact our ability to compete with other companies in the adult-use cannabis market in Canada. For instance, the CR includes a requirement for health warnings on product packaging, the limited ability to use logos and branding (only one brand name and one brand element per package), restrictions on packaging itself, and restrictions on types and avenues of marketing; further, Cannabis 2.0 regulations (which came into force in October 2019, allowing new cannabis form factors) govern the production and sale of new classes or forms of cannabis products (including vapes and edibles), and impose considerable restrictions on product composition, labeling, and packaging in addition to being subject to similar marketing restrictions as existing form factors. Additional marketing and product composition restrictions have been imposed by some provinces and territories and are subject to changing interpretation without notice. Provincial or other legislation containing additional restrictions, such as a complete ban on marketing, may impact our ability to do so. Such additional restrictions may impair our ability to develop our adult-use brands, and a complete ban on marketing or additional product restrictions imposed under future regulations, may make it uneconomic or unfeasible for us to introduce our entire portfolio of brands and products into the Canadian market, which means that we will be unable to reap the full benefit of the exclusive rights we have secured to such brands and products or launch new products. Further, each province and territory of Canada has the ability to separately regulate the distribution of cannabis within such province or territory, and the rules (including associated regulations) adopted by these provinces or territories vary significantly. Furthermore, some provinces and territories impose significant restrictions on our ability to merchandise products; for example, some provinces impose restrictions on investment in retailers or distributors and their employees as well as in our ability to negotiate for preferential retail space or in-store marketing. Such variance may make participation in the adult-use cannabis market uneconomic or of limited economic benefit for us in those provinces or territories and could result in significant additional compliance or other costs and limitations on our ability to compete successfully in each such market.

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

As a result of the legalization of adult cannabis use in Canada, the market for adult-use cannabis is continuing to develop, resulting in fluctuations in supply and demand.  Licensed Producers, and others licensed to produce cannabis under the CR, may not be able to produce enough cannabis to meet adult-use demand. This may result in lower than expected sales and revenues and may result in increased competition for sales and sources of supply. This competition may adversely affect our adult-use business and there is no guarantee that we will be able to supply or acquire the supply, on commercially reasonable terms or at all, to meet the demand for medical and adult-use cannabis.

 In addition, we and other cannabis producers in Canada may produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that oversupply into other legal markets. During the third quarter we incurred an inventory valuation adjustment of $13.4 million which was mainly comprised of a $5.2 million paid in cash and shares of our Class 2 common stock in connection with the termination of supply agreement on August 5, 2020.  As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If this were to occur, there is no assurance that we would be able to generate sufficient revenue from the sale of adult-use cannabis to result in profitability and sufficient liquidity. Regulatory restrictions or over supply conditions in our primary markets could result in inventory adjustments.

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

We may ultimately be unsuccessful in developing and offering  new products in our Canadian markets.

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

Cannabis vape products in Canada are regulated under the CR. Although this legislation sets clear rules and standards for the manufacture, composition, packaging, and marketing of cannabis vape products, these rules and standards predate the spate of vaping-related health issues that have recently arisen in the United States. These issues and accompanying negative public sentiment may prompt Health Canada or individual provinces/territories to further limit or defer industry’s ability to sell cannabis vape products, and may also diminish consumer demand for such products. In December of 2019, the Provinces of Quebec and Newfoundland &

Labrador announced they would prohibit the sale of cannabis vape products through regulated channels, citing health concerns recently discovered in the United States.  There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in face of unexpected changes in market conditions.

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

Loss of demand for our products, product liability claims and increased regulation stemming from unfavorable scientific studies on cannabis vaping products could have a material adverse effect on our business, results of operations and financial condition.

The adult-use cannabis industry in Canada is subject to many of the same risks as the medical cannabis industry, including risks related to our need for regulatory approvals, the early status and uncertain growth of this industry and the competition we expect to face in this industry.

The adult-use cannabis industry in Canada is subject to certain risks that are unique to this industry, as well as the risks that are currently applicable to the medical cannabis industry, which are described under the heading above titled “Risk Factors-Risks Related to Medical Cannabis Business.”

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

Our Canadian adult-use business faces enhanced competition from other Licensed Producers, those individuals and corporations who are licensed under the CR to participate in the adult-use cannabis industry and those that have applied for licenses under the CR. Moreover, the CR allows individuals to cultivate, propagate, harvest and distribute up to four cannabis plants per household, provided that each plant meets certain requirements. If we are unable to effectively compete with other suppliers to the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our success in the adult-use business may be limited and may not fulfill the expectations of management, securities analysts or investors.

Certain of our competitors have significantly greater financial, production, marketing, research and development and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market penetration and market share. Our commercial opportunity in the adult-use market could be reduced or eliminated if our competitors produce and commercialize products for the adult-use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. If our adult-use products do not achieve an adequate level of acceptance by the adult-use market, we may not generate sufficient revenue from these products, and our adult-use business may not become profitable.

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

Our ability to grow, process, package, store and sell cannabis products for medical purposes in Canada is dependent on our current Health Canada licenses under the CR, covering our production facility and patient call center at our Tilray North America Campus in Nanaimo, British Columbia, or Tilray Nanaimo. We also hold licenses under the CR covering our facilities in Enniskillen, London, and Leamington, Ontario. These licenses allow us to produce cannabis in bulk and finished forms at these facilities and to sell and distribute such cannabis in Canada. They also allow us to export medical cannabis in bulk and finished form to and from specified jurisdictions around the world, subject to obtaining, for each specific shipment, an export approval from Health Canada and an import approval (or no objection notice) from the applicable regulatory authority in the country to or from which the export or import is being made. These CR licenses are valid for fixed periods and will need to be renewed at the end of such periods.

We also hold licenses under the CR covering our facilities in Enniskillen, London, and Leamington, Ontario which we use to service the adult-use market and support the medical market as needed. These licenses allow us to produce, sell, and distribute cannabis and/or cannabis products in Canada. These licenses are valid for fixed periods and will need to be renewed at the end of such periods.

Our ability to operate in our facility at our Tilray European Union Campus located in Cantanhede, Portugal, or Tilray Portugal, is dependent on our current authorization for the cultivation, import and export of cannabis and our Good Manufacturing Practices, or GMP, certification by the Portuguese National Authority of Medicines and Health Products, or INFARMED, for manufacture of cannabis as an active pharmaceutical ingredient, and is dependent on our current authorization for the manufacture of finished cannabis products and GMP certification for manufacture of cannabis as a finished medicinal product. Our GMP certification issued in May 2020 allows the facility to manufacture medical cannabis extracts in-house and export GMP-produced finished medical cannabis products, including dried flower and oils. Our current authorization for cultivation, import and export of cannabis, which includes a new cultivation site located in Reguengos de Monsaraz as of June 1, 2020, is valid for a single growing season at a time and notification to INFARMED is needed to renew the license for subsequent growing seasons. All licenses are subject to ongoing compliance and reporting requirements and renewal.

Any future medical cannabis production facilities that we operate in Canada or elsewhere will also be subject to separate licensing requirements under the CR or applicable local legal requirements. Although we believe that we will meet the requirements of the CR for future renewals of our existing licenses, and grants of permits under such licenses, and to obtain corresponding licenses for any future facilities in Canada, there can be no assurance that existing licenses will be renewed or new licenses obtained on the same or similar terms as our existing licenses, nor can there be any assurance that Health Canada will continue to issue import or export permits on the same terms or on the same timeline, or that other countries will allow, or continue to allow, imports or exports.

Further, we are subject to ongoing inspections by Health Canada and INFARMED to monitor our compliance with their licensing requirements. Most recently, our facilities received fully compliant inspection ratings on the following dates:  Natura Naturals Inc. (June 2019), Tilray Canada Ltd. (February 2020), High Park Holdings Ltd. (May 2020) and High Park Farms Ltd. (April 2020).  Our existing licenses and any new licenses that we may obtain in the future in Canada or other jurisdictions may be revoked or restricted at any time in the event that we are found not to be in compliance. Should we fail to comply with the applicable regulatory requirements or with conditions set out under our licenses, should our licenses not be renewed when required, be renewed on different terms, or be revoked, we may not be able to continue producing or distributing medical cannabis in Canada or other jurisdictions or to export medical cannabis outside of Canada or Portugal. In addition, we may be subject to enforcement proceedings resulting from a failure to comply with applicable regulatory requirements in Canada or other jurisdictions, which could result in damage awards, a suspension of our existing approvals, a withdrawal of our existing approvals, the denial of the renewal of our existing approvals or any future approvals, recalls of products, product seizures, the imposition of future operating restrictions on our business or operations or the imposition of civil, regulatory or criminal fines or penalties against us, our officers and directors and other parties. These enforcement actions could delay or entirely prevent us from continuing the production, testing, marketing, sale or distribution of our medical products and divert management’s attention and resources away from our business operations.

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

The continuation or expansion of our international operations depends on our ability to renew or secure necessary permits, licenses and other approvals. An agency’s denial of or delay in issuing or renewing a permit, license or other approval, or revocation or substantial modification of an existing permit, license or approval, could prevent us from continuing our operations in, marketing efforts in, or exporting to countries other than Canada. For example, Tilray Nanaimo’s current certification of GMP compliance must be renewed via re-inspection prior to June 30, 2021, and our failure to maintain such certification, or to comply with applicable industry quality assurance standards or receive similar regulatory certifications at any of our other facilities, may prevent us from continuing the expansion of our international operations. In addition, the export and import of medical cannabis is subject to United Nations treaties establishing country-by-country national estimates and our export and import permits are subject to these estimates which could limit the amount of medical cannabis we can export to any particular country.

The long-term effect of the legalization of adult-use cannabis in Canada on the medical cannabis industry is unknown, and may have a significant negative effect upon our medical cannabis business if our existing or future medical use customers decide to purchase products available in the adult-use market instead of purchasing medical use products from us.

According to recent Canadian government statistics, medicinal cannabis patient numbers continue to experience decline.  A continued decrease in the overall size of the medical cannabis market in Canada as a result of the legal adult-use market or other factors may reduce our medical sales and revenue prospects in Canada.  Factors that may influence demand for medical cannabis include the availability of product in each market, the price of medical cannabis products in relation to similar adult-use cannabis products, and the ease with which each market can be accessed in the individual provinces and territories of Canada. The impact of adult-use cannabis on the medical market is not yet fully understood as the market is still in a state of flux. In addition, new form factors have just been legalized and the degree to which these products will be made available on the medical market versus adult use is not yet known.  Moreover, the CR regulation of cannabis for medical purposes is expected to be reviewed in light of the adult-use market. The effect on our business, and the medical cannabis market in general, of such a review is uncertain.

There has been limited study on the effects of medical cannabis and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.

Research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in relatively early stages. There have been few clinical trials on the benefits of cannabis or isolated cannabinoids conducted by us or by others, and certain trials in which we participate have been delayed by COVID-19.  While our trials have begun again recruit patients as medical institutions re-start their programs, there can be no assurance that these trials will continue on a timeframe acceptable to our business and on appropriate profitability horizons, particularly as COVID-19 infections spike.

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

Currently, our activities and resources are primarily focused on the operation of Tilray Nanaimo, Manitoba Harvest, High Park Farms, Tilray Portugal and our current licenses under the CR are specific to Tilray Nanaimo, High Park Farms, High Park Gardens and our High Park Processing Facility. Adverse changes or developments affecting these facilities, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster or a material failure of our security infrastructure, could reduce or require us to entirely suspend our production of cannabis. A significant failure of our site security measures and other facility requirements, including any failure to comply with regulatory requirements under the CR, could have an impact on our ability to continue operating under our Health Canada licenses and our prospects of renewing our Health Canada licenses, and could also result in a suspension or revocation of these Health Canada licenses. As we produce much of our medical cannabis products in Tilray Nanaimo, any event impacting our ability to continue production at Tilray Nanaimo, or requiring us to delay production, would prevent us from continuing to operate our business until operations at Tilray Nanaimo could be resumed, or until we were able to commence production at another facility.

We are currently  expanding our Tilray Portugal facilities.  We expect the expanded facilities will significantly increase our cultivation, growing, processing and distribution capacity; however, development impediments such as construction delays or cost over-runs in respect to the development of these facilities, howsoever caused, could delay or prevent our ability to produce cannabis at these facilities. It is also possible that the final costs of the major equipment contemplated by our capital expenditure program relating to the development of Tilray Portugal may be significantly greater than anticipated, in which circumstance we may be required to curtail, or extend the timeframes for completing, such capital expenditure plans which would reduce our production capacity.

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

We began operating in 2014 and have yet to generate a profit. We generated a net loss of $2.31 million for the quarter ended September 30, 2020, and net losses of $321.2million, $67.7 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our accumulated deficit was $727.2 million as of September 30, 2020.  We intend to continue to expend significant funds to increase our growing capacity, complete strategic mergers and acquisitions, invest in research and development, expand our marketing and sales operations and meet the compliance requirements as a public company.

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

We have become subject to increased litigation, arbitrations and demands as a result of the downstream merger, stock price decline, cannabis regulatory and industry changes, supply relationships and other matters, which could result in significant legal liability, additional costs, management distraction and damage to our reputation.

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

Furthermore, although we have begun production at Tilray Portugal with a view toward facilitating exports of our cannabis products to countries in the EU (or, as permissible, elsewhere) from Portugal rather than from Canada, there is no assurance that these EU (or non-EU) countries will authorize the import of our cannabis products from Portugal, or that Portugal will authorize or continue to authorize such exports, or that such exports will provide us with advantages over our current EU export strategy. Each country in the EU (or elsewhere) may impose restrictions or limitations on imports that require the use of, or confer significant advantages upon, producers within that particular country. As a result, we may be required to establish production facilities similar to Tilray Portugal in one or more countries in the EU (or elsewhere) where we wish to distribute our cannabis products in order to take advantage of the favorable legislation offered to producers in these countries. In December of this year an on-site audit by the German GMP inspectorate will take place at our Düsseldorf offices. Preparation of such audit will bind resources, especially in the Regulatory and Quality departments. A renewal/prolongation of our GMP license in Germany is the precondition to allow import, distribution and sale of the Tilray product portfolio in the German market, and any failure to achieve such renewal could have a material impact on our business.

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

The Canadian adult-use marketplace may experience consolidation, and some of the resulting companies that will be our competitors will have market presence, growth operations, technical and marketing capabilities and financial, personnel and other resources substantially greater than our own. In addition, some of these competitors will be able to raise capital at a lower cost than we will be able to. Consequently, some of these competitors may be able to develop and expand their growth, distribution and retail infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to. Additionally, the greater brand name recognition of some of our current and future competitors or our competitors decreasing prices may require us to price our products at lower levels in order to retain or obtain customers. Finally, the cost advantages of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

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

United States regulations relating to hemp-derived CBD products are unclear and rapidly evolving, and may not develop on our anticipate timeframe or in a way most favorable to our business objectives.

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

We currently have, and may adjust the scope of, and may in the future enter into, strategic alliances with third parties that we believe will complement or augment our existing business. Examples of such strategic alliances include our agreement with Sandoz, and our joint venture with AB InBev. Our ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. We may become dependent on our strategic partners and actions by such partners could harm our business. Future strategic alliances could result in the incurrence of debt, impairment charges, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all.

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

Two customers accounted for 21% and 19% of revenue, respectively, for the three months ended September 30, 2020. Three customers accounted for 20%, 18% and 11% of revenue, respectively, for the nine months ended September 30, 2020. Three customers accounted for 20%, 14%, and 10% of revenue, respectively, for the three months ended September 30, 2019. Two customers accounted for 12% and 11%, of revenue, respectively, for the nine months ended September 30, 2019.

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

  We rely on third-party distributors, including pharmaceutical distributors, courier services, and government agencies, and may in the future rely on other third parties, to distribute our products. If these distributors do not successfully carry out their contractual duties, if there is a delay or interruption in the distribution of our products, or if these third parties damage our products, it could negatively impact our revenue from product sales. Any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business.

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

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology, or IT, services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. We are increasingly reliant on Cloud-based systems for economies of scale and our mobile workforce, which could result in increased attack vectors or other significant disruptions to our work processes.  Any of these and other events could result in IT system failures, delays or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

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

As of September 30, 2020, we had $484.1 million in aggregate principal indebtedness (refer to Notes 12 & 13) to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

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

We did not fully design and implement effective control activities based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels, and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

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

We may be subject to various potential conflicts of interest because some of our directors and executive officers may be engaged in a range of business activities. In addition, our directors and executive officers are permitted under their applicable agreements with us to devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us and subject to any contractual restrictions restricting such activities. These business interests could require the investment of significant time and attention by our executive officers and directors. In some cases, our executive officers and directors, including our Chief Executive Officer and President, Brendan Kennedy and board member, Michael Auerbach, may have fiduciary obligations associated with business interests that interfere with their ability to devote time to our business and affairs, which could adversely affect our operations.  Please refer to the section titled “Transactions with Related Persons” in our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2020, for further information.

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

We are subject to regular review and audit by United States federal and state and foreign tax authorities. Any adverse outcome from a review or audit could seriously harm our business. In addition, determining our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that the amounts recorded in our financial statements are reasonable, the ultimate tax outcome relating to such amounts may differ for such period or periods and may seriously harm our business.  Furthermore, due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions may be subject to significant changes in ways that impair our financial results.  Our results of operations and cash flows could be adversely effected by additional taxes imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information for tax reporting purposes to various government agencies.

The long-term effect of United States tax reform or the recently enacted CARES Act could adversely affect our business and financial condition.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Act”) was enacted, which contains significant changes to United States tax law. The U.S. Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made. Additionally, further guidance may be forthcoming from the Financial Accounting Standards Board and SEC, as well as regulations, interpretations and rulings from state tax agencies, which could result in additional impacts, possibly with retroactive effect. Any such changes or potential additional impacts could adversely affect our business and financial condition. We will continue to examine and assess the impact this tax reform legislation may have on our business. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Further it provides for increased deductibility of interest expense in 2019 and 2020. We are currently evaluating the impact of the CARES Act, but we do not currently expect that the NOL carryback provision or increased interest deductibility of the CARES Act to result in a material cash benefit to us.

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

The market price for our Class 2 common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the nine months ended September 30, 2020, the trading price of our Class 2 common stock ranged between a low sales price of $2.43 and a high sales price of $22.95 and included single day fluctuations as high as 64.13%. Additionally, during 2019, the trading price of our Class 2 common stock fluctuated between a low sales price of $15.57 and a high sales price of $106.00 per share. The market price of our Class 2 common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock, such as release of 11 million Class 2 shares on April 3, 2020 and 19.5 million shares of Class 1 and Class 2 common stock on June 5, 2020, each associated with the Downstream Merger; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; and (viii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets.  See “COVID-19 has coincided with periods of significant volatility in financial, commodities and other markets, resulting in global recessionary conditions, which could adversely affect our business, future results of operations and financial condition.”

Future sales or distributions of our securities could cause the market price for our Class 2 common stock to fall significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares of our Class 2 common stock intend to sell our Class 2 common stock, could significantly reduce the market price of our Class 2 common stock.

Pursuant to the Downstream Merger, former Privateer Holdings stockholders who received shares of our common stock in the Downstream Merger entered into a lock-up agreement.  Each Privateer Holdings equity holder who received shares of our stock in the Downstream Merger is subject to a lock-up allowing for the sale of such shares only under certain circumstances over a two-year period. During the first year following the closing of the Downstream Merger, unless otherwise approved by us, shares will be released only pursuant to certain offerings or sales arranged by and at our discretion. We may also determine to release shares from the lock-up in the absence of an offering or arranged sale if we determine it to be in the Company’s best interest, and we may treat the release of such shares as permitted sales.

On April 3, 2020, we released 11 million shares of our Class 2 common stock, and on June 5, 2020, we released 19.5 million shares of our Class 1 and Class 2 common stock from the restrictions under the Downstream Merger lock-up agreement.  We cannot predict the effect, if any, that sales of those released shares or any future public sales of our securities or the availability of these securities for sale will have on the market price of our Class 2 common stock.  In aggregate, 30.5 million shares of Class 1 and Class 2 common stock have been released from the lock-up restrictions of the Downstream Merger, representing approximately 40.2% of the originally locked-up shares (including for purposes of such percentage calculation shares that remain subject to escrow and/or subject to outstanding assumed stock options). The Downstream Merger agreement requires at least 50% of the locked-up shares to be released by the one-year anniversary of the closing of the Downstream Merger (December 12, 2020), which is approximately 7 million shares (with permitted sales and previously released shares being credited towards and included in such 50%).   The remaining 50% of the shares subject to the lock-up restrictions are required to be released on an equal quarterly basis over the following 12 months, unless we choose to release them on a more accelerated schedule.  The release of the remaining portion of shares subject to the lock-up on the described schedule, or on a more accelerated basis, could put significant downward pricing pressure on our stock. If the market price of our Class 2 common stock were to drop as a result, this might impede our ability to raise additional capital and might cause our remaining stockholders to lose all or part of their investment.

The terms of our outstanding warrants may limit our ability to raise additional equity capital or pursue acquisitions, which may result in us having insufficient funds to operate our business and significant dilution to existing stockholders.

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

Additionally, so long as the warrants remain outstanding, we may only issue up to $20 million in aggregate gross proceeds under our at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6 million per quarter at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution feature described in the paragraph immediately above. If our stock price were to remain below the warrant exercise price of $5.95 per share for an extended time, we may be forced to lower the warrant exercise price at unfavorable terms in order to fund our ongoing operations.  See “The cannabis industry continues to face significant funding challenges, and we may not be able to secure adequate or reliable sources of funding required to operate our business or increase our production to meet consumer demand for our products.”

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

Our stockholders may be subject to dilution resulting from future offerings of common stock by us.

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

No dividends on our Class 2 common stock have been paid to date. We anticipate that, for the foreseeable future, we will retain future earnings and other cash resources for the operation and development of our business. The payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our earnings, operating results, financial condition and current and anticipated cash needs. Further, our future ability to pay cash dividends on our Class 2 common stock is limited by the terms of the Senior Credit Facility and cannot be paid without the consent of Bridging Finance Inc., as well as any future debt or preferred securities.

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

•

Except in limited circumstances, our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board or our chief executive officer;

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

Certain jurisdictions may prohibit or restrict its citizens or residents from investing in or transacting with companies involved in the cannabis industry, even if such companies only conduct business in jurisdictions where cannabis is legal. For example, if an investor in the United Kingdom profits from an investment in a cannabis producer or supplier, such investment may technically violate the United Kingdom Proceeds of Crime Act 2002. Similar prohibitions or restrictions may apply in other jurisdictions where cannabis has not been legalized. In addition, such prohibitions and restriction may limit your ability to receive dividends if such dividends were to be declared in the future. However, no dividends on our Class 2 common stock have been paid to date and we do not anticipate that, for the foreseeable future, we will pay cash dividends on our Class 2 common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

As previously disclosed under Subsequent Events in our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 10, 2020, in August 2020, the Company issued 202,224 shares of its Class 2 common stock in connection with the termination of a supply contract with an unrelated third party.  The issuance of the Class 2 common stock described above was exempt from registration under Section 4(a)(2) of the Securities Act 1933, as amended, as a transaction by an issuer not involving a public offering.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1*	Agreement and Plan of Merger and Reorganization, among the Registrant, Down River Merger Sub, LLC, Privateer Holdings, Inc. and Michael Blue as the Stockholder Representative, dated September 9, 2019	8-K	001-38594	2.1	9/10/2019

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-38594	3.1	12/17/2019

3.2	Certificate of Retirement	8-A/A	001-38594	3.1	10/1/2020

3.3	Amended and Restated Bylaws, as currently in effect	S-1	333-225741	3.4	7/9/2018

4.1	Indenture, dated October 10, 2018, between the Registrant and GLAS Trust Company LLC	8-K	001-38594	4.1	10/10/2018

4.2	Form of 5.00% Convertible Senior Note due 2023 (included in Exhibit 4.1)	8-K	001-38594	4.2	10/10/2018

4.3	Form of Pre-Funded Warrant	8-K	001-38594	4.1	3/17/2020

4.4	Form of Warrant	8-K	001-38594	4.2	3/17/2020
10.1	Amendment to Employment Agreement by and between Jon Levin and Tilray, Inc., dated September 21, 2020					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Tilray, Inc.

Date: November 9, 2020	By:	/s/ Brendan Kennedy
Brendan Kennedy
President and Chief Executive Officer

Date: November 9, 2020	By:	/s/ Michael Kruteck
Michael Kruteck
Chief Financial Officer