Form 10-K
period 2020-12-31
Tilray, Inc.
filed 2021-02-19
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant’s Class 2 Common Stock on The Nasdaq Global Select Stock Market on June 30, 2020, was approximately $675.6 million.

As of February 17, 2021 there were 171,757,688 shares of the Registrant’s Class 2 Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended December 31, 2020, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

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

PART I

Special Note Regarding Forward-Looking Statements

Some of the information contained in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward -looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Annual Report on Form 10-K and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other SEC and Canadian public filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Forward-looking statements in this Annual Report on Form 10-K, other than the statements regarding the proposed arrangement with Aphria Inc., do not assume the consummation of such proposed arrangement unless specifically stated otherwise. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Risk Factor Summary

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Item 1A—Risk Factors” below.

•

There are various risks associated with the proposed arrangement with Aphria Inc. which could impact our business operations, financial results and share price, including the failure to complete or delays in completing the arrangement, termination of the arrangement, payment of termination amounts in certain circumstances, and the fixed nature of the consideration.

•	Risks related to COVID-19 have and will continue to impact our operations and could have a material adverse effect on our business, results of operations and financial condition.
•	The development of the adult-use cannabis industry and regulations governing this industry may impact our ability to successfully compete.
•	We may not be able to successfully develop new products or commercialize such products.
•	Competition in the legal adult-use cannabis market in Canada may impact our ability to succeed in this market.
•	Our medical cannabis business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.
•	The long-term effect of the legalization of adult-use cannabis in Canada on the medical cannabis industry is unknown, and may negatively impact our medical cannabis business.
•	Our production and processing facilities are integral to our business and adverse changes or developments affecting any of these facilities may have an adverse impact on our business.

•	We have a limited operating history and a history of net losses, and we may not achieve or maintain profitability in the future.
•	We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.
•	Market consolidation in the cannabis industry may reduce our ability to compete, due to scale, cost and pricing disadvantages.
•	United States regulations relating to hemp-derived CBD products are unclear and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.
•	Our strategic alliances and other third-party business relationships may not achieve the intended beneficial impact and expose us to risks.
•

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.

•	Significant interruptions in our access to certain supply chains, for key inputs such as raw materials, electricity, water and other utilities may impair our cannabis growing operations.
•	We may require third-party supply of quality cannabis flower, which may adversely affect our costs and subject us to unreliable supply chains or product quality.
•	Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•	The price of our Class 2 common stock in public markets has experienced and may experience severe fluctuations.
•	Future sales or distributions of our securities could cause the market price for our Class 2 common stock to fall significantly.
•

The terms of our outstanding warrants may limit our ability to raise additional equity capital or pursue acquisitions, which may impact funding of our ongoing operations and cause significant dilution to existing stockholders.

•	We may not have the ability to raise the funds necessary to settle conversions of the convertible notes in cash or to repurchase the convertible notes upon a fundamental change.

Item 1. Business.

Our Vision

Our vision is to build the world’s most trusted and valued cannabis and hemp company.

We are pioneering the future of medical, wellness, and adult-use cannabis and hemp research, cultivation, processing, and distribution, globally. We are one of the leading suppliers of adult-use cannabis in Canada, medicinal cannabis in Germany, and a leading supplier of hemp products in North America.

Our Beliefs

Our founders started Tilray with the belief that patients and consumers should have safe access to, and a reliable supply of, quality-tested pure, precise, and predictable cannabis products.

Tilray is anchored around three core beliefs:

•

Medical cannabis is a mainstream medicine consumed by mainstream patients - similarly, we believe adult-use cannabis and hemp products are mainstream consumer products consumed by mainstream consumers;

•

We are witnessing a global paradigm shift regarding regulatory and consumer sentiment about cannabis and hemp. This shift is transforming a multibillion-dollar industry from a state of prohibition to one of legalization; and

•

As this transformation occurs, trusted global brands backed by multinational supply chains will shape the future of our industry and earn the confidence of patients, consumers, healthcare practitioners and governments around the world.

Our Company

Tilray is a global pioneer in cannabis research, cultivation, production and distribution. We are focused on producing high-quality cannabis and cannabis-derived products primarily for recreational adult-use in Canada, and the medical cannabis market in Canada and internationally.

We are a leader in the Canadian adult-use market. Through our wholly owned subsidiary, High Park Holdings Ltd., we offer a broad-based portfolio of brands and adult-use products, and we continue to expand our portfolio to include new innovative cannabis products and formats. We have agreements to supply 11 Canadian provinces and territories with our adult-use products for sale through their established retail distribution systems. We have also formed a number of strategic partnerships, positioning High Park to lead the adult-use market by delivering high quality innovative cannabis products. Adult-use legalization occurred in Canada on October 17, 2018 and on October 17, 2019, the Canadian adult-use regulations were amended to permit the sale of new classes of cannabis products including edibles, beverages and vape products.

We currently supply high-quality medical cannabis products to tens of thousands of patients in 17 countries spanning five continents through our subsidiaries in Australia, Canada, Germany, Latin America and Portugal, and through agreements with established pharmaceutical distributors. We cultivate medical and adult-use cannabis in Canada and medical cannabis in Portugal. We only operate in countries where cannabis or hemp-derived cannabinoids are legal and are permitted under all applicable federal, state, provincial, and local laws.

We continue to be a pioneer in the development of the global cannabis market. We were one of the first companies to be licensed by Health Canada to cultivate medical cannabis in Canada and one of the first companies to become a licensed seller of medical cannabis in Canada. We were the first company to legally export medical cannabis from North America to countries in Europe, Africa, and Latin America, Australia, and Israel, and among the first companies to be licensed to cultivate and process medical cannabis in two countries, Canada and Portugal. We were also the first cannabis company to have a North American production facility and a European production facility Good Manufacturing Practice (GMP) certified in accordance with European Medicines Agency standards. Such GMP certification is considered the highest quality standard for a manufacturer of medicines to meet in their production and manufacturing processes. Compliance with GMP standards is also required to access the European Union (EU) medical cannabis market.

We have successfully recruited an international advisory board consisting of world-renowned policy leaders and business leaders, who advise on our global expansion and add to our growing network of experts in their specific fields of expertise.

We are led by an experienced management team and complemented by experienced operators, cannabis industry experts, PhD scientists, horticulturists, and extraction specialists, all of whom apply the latest scientific knowledge and technology to deliver quality-controlled, rigorously tested cannabis products on a large scale. We have made significant investments to establish Tilray as a scientifically rigorous cannabis brand and are committed to quality and excellence in every stage of cultivation, production, packaging, and selling. We have invested significant capital to develop innovative cultivation practices, proprietary product formulations, and automated production processes.

We are committed to establishing a leadership team and corporate culture that promotes inclusion as we continue to grow our business and expand our footprint. Diversity is a priority for our company, and we seek out talented people from a variety of backgrounds to staff our teams in all our markets.

We believe our success is a result of our global strategy, our multinational supply chain and distribution network, and our methodical commitment to research, innovation, quality, and operational excellence. We believe recognized and trusted brands distributed through multinational supply chains will be best positioned to become global market leaders. Our strategy is to build our brands and be a global market leader by consistently producing high-quality, differentiated products on a large scale, and distributing them around the world.

Arrangement Agreement

On December 15, 2020, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Aphria Inc. (“Aphria”), pursuant to which Tilray will acquire all of the issued and outstanding common shares of Aphria pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (Ontario) (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, each outstanding common share of Aphria outstanding immediately prior to the effective time of the Arrangement will be transferred to Tilray in exchange for 0.8381 of a share of Tilray Class 2 common stock. The obligations of Tilray and Aphria to consummate the Arrangement are subject to customary conditions, including, but not limited to, (a) obtaining the required approval of the shareholders of Tilray and Aphria, respectively, (b) obtaining an interim order and final order from the Ontario Superior Court of Justice approving the Arrangement, (c) the absence of any injunction or similar restraint prohibiting or making illegal the consummation of the Arrangement or any of the other transactions contemplated by the Arrangement Agreement, (d) obtaining all required regulatory approvals, (e) no material adverse effect having occurred, (f) subject to certain materiality exceptions, the accuracy of the representations and warranties of each party, and (g) the performance in all material respects by each party of its obligations under the Arrangement Agreement. The Arrangement is expected to close in the second quarter of calendar year 2021 following the receipt of all requisite regulatory approvals, as well as court approval of the Arrangement.

In connection with the proposed transaction, Aphria will file a management information circular, and Tilray will file a proxy statement on Schedule 14A containing important information about the proposed transaction and related matters. Additionally, Aphria and Tilray will file other relevant materials in connection with the proposed transaction with the applicable securities regulatory authorities. Investors and security holders of Aphria and Tilray are urged to carefully read the entire management information circular and proxy statement (including any amendments or supplements to such documents) before making any voting decision with respect to the proposed transaction because they contain important information about the proposed transaction and the parties to the transaction. The Aphria management information circular and the Tilray proxy statement will be mailed to the Aphria and Tilray shareholders, respectively, and available on the SEDAR and EDGAR profiles of the respective companies.

We have prepared this Annual Report on Form 10-K and the forward-looking statements contained in this Annual Report on Form 10-K as if we were going to remain an independent company. If the Arrangement is consummated, many of the forward-looking statements contained in this Annual Report on Form 10-K will no longer be applicable.

Business Segments

We report our operating results in two segments: (i) Cannabis (licensed) and (ii) Hemp (unlicensed). The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. We report total revenue, inclusive of excise duties, in two reportable segments, by product category and product channel, as follows:

Revenue by product channel

	Year Ended	% of	Year Ended	% of	Year Ended	% of
(in thousands of United States dollars)	December 31, 2020	Total revenue	December 31, 2019	Total revenue	December 31, 2018	Total revenue
Cannabis
Adult-use	$83,828	40%	$55,763	33%	$3,521	8%
Canada - medical	15,489	7%	12,556	8%	18,052	42%
International - medical	33,886	16%	13,378	8%	2,912	7%
Bulk	402	0%	25,450	15%	18,645	43%
Total cannabis revenue	$133,605	63%	$107,147	64%	$43,130	100%
Hemp	76,877	37%	59,832	36%	—	—
Total revenue	$210,482	100%	$166,979	100%	$43,130	100%

Revenue by product category

	Year Ended	% of	Year Ended	% of	Year Ended	% of
(in thousands of United States dollars)	December 31, 2020	Total revenue	December 31, 2019	Total revenue	December 31, 2018	Total revenue
Dried cannabis	$92,781	44%	$82,753	50%	$21,674	50%
Cannabis extracts	39,986	19%	24,139	14%	21,179	49%
Hemp products	76,877	37%	59,832	36%	—	0%
Accessories and other	838	0%	255	0%	277	1%
Total revenue	$210,482	100%	$166,979	100%	$43,130	100%

Revenue for the year ended December 31, 2020 included $19.1 million of excise duties (2019 - $13.1 million, 2018 – $1.2 million). Three customers accounted for 19%, 15% and 11%, respectively, of revenue for the year ended December 31, 2020. Four customers accounted for 87% of our adult-use revenue for the year ended December 31, 2020. Two customers accounted for 13% each of revenue for the year ended December 31, 2019. One customer accounted for 24% of our revenue for the year ended December 31, 2018.

Cannabis

We are a leader in the legally licensed cannabis market, which includes Canadian Adult-Use, Canadian Medical, International Medical, and B2B bulk sales. We maintain a number of brands in each of these categories.

Hemp

We are a leader in the unlicensed hemp products market, which includes hemp foods and cannabidiol (“CBD”) products. Our hemp food products are available in 23 countries and our CBD products are available in certain states in the United States depending on local laws and regulations.

Our Opportunity

We are approaching our business from a long-term, global perspective and see opportunities to:

Build global brands that lead, legitimize and define the future of cannabis and hemp. Historically, cannabis has been an illegal, unbranded product. As the legal cannabis market develops, and as both cannabis and hemp products and industries become more established in more countries around the world, we see unique opportunities to create, market, and distribute a broad portfolio of differentiated brands that will appeal to a diverse customer base of patients and consumers. We believe we are positioned to develop dominant global brands and expand the addressable market for our products. We also believe the emergence of the legal cannabis and hemp industries may result in a shift of consumer behavior and discretionary spending to favor cannabis and hemp products versus other products. This shift may result in the disruption of the pharmaceutical, alcohol, tobacco, and functional food and beverages industries as patients and consumers look to supplement or replace products from these categories with cannabis and hemp products. Recognizing the potential of this disruption, several large companies in these sectors have formed partnerships or made investments to gain exposure to the legal cannabis industry including: Anheuser-Busch InBev (“AB InBev”), Apotex Inc., Altria Group, Inc., Constellation Brands, Inc., Imperial Brands PLC, and Molson Coors Beverage Company. Additionally, several alcohol companies have noted in regulatory filings that legal cannabis could have an adverse impact on their business, including AB InBev, Boston Beer Company, and Molson Coors Beverage Company. We also believe many patients rely on medical cannabis as a substitute to opioids and other narcotics. This has been validated by a number of our observational patient studies as well as peer-reviewed academic research which has demonstrated the legalization of cannabis has coincided with a decline in the use of opioid-related products in some jurisdictions. Lastly, we believe functional food and beverage products that contain or are enhanced with vitamins, caffeine, electrolytes, probiotics and other additives and ingredients, will see increased competition from products containing cannabinoids such as CBD. Specifically, as the characteristics of cannabinoids gain acceptance and appreciation, we believe many consumers will choose cannabinoid-enhanced beverages in favor of sports drinks or energy drinks.

Invest in markets where cannabis and hemp products are federally legal or are expected to be federally legal. Our goal is to increase our total addressable market size as countries around the world continue to legalize cannabis for medical and adult-use. To date, 42 countries have formally legalized medical cannabis programs for either research or patient access and two countries, Canada and Uruguay, have implemented adult-use access for cannabis. The Agriculture Improvement Act of 2018 (“Farm Bill”), passed into law in December 2018, permits the cultivation of hemp and the production of hemp-derived CBD and other cannabinoids in the United States. Combined with the growing global acceptance of hemp and hemp-derived CBD products, we believe there is a significant market opportunity in hemp and hemp-derived CBD products globally. We expect to monitor, identify and selectively invest in compelling opportunities that will strengthen our leadership position and allow us to further leverage our February 2019 purchase of FHF Holdings Ltd. (“Manitoba Harvest”), a leading manufacturer and distributor of hemp foods and supplements across the United States and Canada.

Develop innovative products and form factors that change the way the world consumes cannabis and hemp. We believe the future of the cannabis and hemp industries will primarily focus on non-combustible products that will offer patients and consumers alternatives to smoking. Similar to our beverage partnership with AB InBev, we anticipate future opportunities to partner with established pharmaceutical, food, beverage, and consumer product companies to continue to develop new non-combustible form factors that will appeal to consumers who are not interested in smoking cannabis. By developing new non-combustible products, we believe we will expand our addressable market.

Expand the availability of pure, precise, and predictable medical cannabis products for patients around the world. Since 2014, we have seen a significant increase in demand from both patients and governments for pharmaceutical-grade cannabis products. As medical cannabis is increasingly recognized as a viable treatment option for patients suffering from a variety of diseases and conditions, we are well-positioned to expand the availability of these products to more patients in more countries. Importantly, because we operate two fully GMP certified facilities in Canada and Portugal and because many countries require medical products to be sourced from GMP-certified facilities, we are well-positioned to grow market share in the European and other international medical cannabis markets.

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

Our Strengths

We are a global pioneer with a multinational supply chain and distribution network. We were the first cannabis producer to export medical cannabis from North America and legally import cannabis into the European Union. We have licenses to cultivate cannabis in Canada and Portugal. Our medical products are currently available in 17 countries spanning five continents. To achieve our goal of becoming a global cannabis leader, we have various signed agreements with established global industry leaders, including:

•

AB InBev - In December 2018, we entered into a research partnership in Canada with AB InBev, the world’s leading brewer, to research non-alcoholic beverages containing THC and CBD. AB InBev’s participation is through Labatt Breweries of Canada and Tilray’s participation is through our wholly owned subsidiary, High Park Farms Ltd. In 2019, the two companies created Fluent Beverage Company (“Fluent”) as a joint venture to develop and commercialize non-alcohol CBD-infused beverages. To date, Fluent has successfully launched ready to drink CBD-infused sparkling beverages and tea bags in Canada.

•

Cannfections - In October 2019, High Park announced a strategic partnership with Cannfections Group Inc., whose founder is from a leading company in the confectionery space, with 85 years of experience developing and producing a variety of celebrated confectionery brands. Through our Cannfections partnership we have successfully launched THC infused edible products, including chocolates and gummies, in the Canadian market and continue to develop new product offerings.

We have agreements in place to supply adult-use cannabis to eleven provinces and territories and have been expanding our distribution, and product offerings and formats, since adult-use was legalized in Canada. We intend to continue to increase our distribution of best-in-class brands and products in the Canadian adult-use market.

We have scientifically rigorous processes in place to produce high quality medical cannabis products and have received permits to supply patients and researchers on five continents. Governments in 17 countries have now issued permits allowing our medical cannabis products to be available for distribution to patients. We believe governments have approved the importation of our products in part because of our reputation for being a scientifically rigorous medical cannabis company known for delivering safe, high-quality products. With the guidance of our Medical Advisory Board comprised of highly accomplished researchers and physicians specializing in autism, epilepsy, cancer and dermatology, we are committed to advancing scientific knowledge about the therapeutic potential of cannabis, and have successfully received federal authorizations to supply cannabinoid products to clinical trials in Australia, the United States and Canada.

We have secured the exclusive rights to produce and distribute a portfolio of certain adult-use brands and products to Canadian consumers in the adult-use market. The brand licensing agreement between a wholly owned subsidiary of ours and Docklight Brands, Inc. provides us with intellectual property that we believe may give us a competitive advantage in the adult-use market in Canada. The brand licensing agreement includes the rights to commercialize recognized brand names and proprietary product formulations for a wide range of products.

We have a successful track record of innovation within our industry. We believe our commitment to research and innovation at this early stage of the cannabis and hemp industries’ development differentiates us and gives us a competitive advantage. We have invested significant capital to develop innovative cultivation practices, world class GMP certified facilities, and innovative product formulations.

We have developed a rigorous production process to ensure product consistency and quality as we increase the scale of our operations globally. We pride ourselves on consistently delivering high-quality products with precise chemical compositions. We were the first cannabis company to have fully GMP-certified cultivation and production facilities in both North America and Europe. GMP certification provides regulators and health care providers with assurance that our medical products are safe, high-quality products that meet rigorous production standards.

We have a very experienced management team. We believe our management team is one of the most accomplished in the cannabis industry. We recognize the cannabis and hemp industries are in the early stages of development and we are taking a long-term, global view as we position ourselves for global success. Our management team has significant experience across a variety of consumer product categories and is well versed in evaluating potential transactions, establishing commercial partnerships, and exploiting growth opportunities. We are analytically driven and pride ourselves on making decisions that we believe will grow our business over the long term and allow us to establish our Company as leader in the cannabis and hemp categories. We continue to identify and acquire talent from leading global companies to join our team and are confident we have the diversity and depth of experience to propel Tilray into a global leadership position.

Our Growth Strategy

We aspire to build the world’s most trusted and valuable global cannabis and hemp company through the following key strategies:

Leveraging our production capacity in North America and Europe to meet current and expected long-term demand growth. We have established a production footprint in North America and Europe that will allow us to efficiently respond to the anticipated increase in market demand for cannabis and hemp products globally. We have invested in sufficient cultivation capacity, processing, production automation, extraction, and packaging to meet current demand for our products and to achieve efficiencies as we optimize the use of these facilities.

Partnering with established distributors and retailers. As the industry continues to evolve, we anticipate the distribution of cannabis products will increasingly mirror the distribution of other pharmaceutical products and consumer packaged goods. To increase our scale efficiently and rapidly, we are partnering with established distributors and retailers globally.

Developing a differentiated portfolio of brands and products to appeal to diverse sets of patients and consumers. We are a global pioneer shaping the future of medical and adult-use cannabis and hemp products, by developing a portfolio of high-quality cannabinoid offerings, ranging from dried flower to oils, well-defined clinical preparations, edibles, beverages, and hemp-based food products and supplements. We will continue to invest in innovation so we can offer the most differentiated and creative portfolio of brands and products to appeal to a wide variety of patients and consumers.

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

Maintaining a rigorous and relentless focus on operational excellence and product quality. We have developed quality management systems that enable us to meet the requirements of regulatory agencies in the markets where we sell and export products, and to consistently deliver high-quality products. As we continue to grow, we will leverage these investments while maintaining an industry leading level of safety and quality.

Continued innovation within our industry. We have at least 50 filed patents in the fields of cannabis processing technology, formulation, composition delivery system, and treatment methods. Our business relationships have expanded to include partnerships with consumer goods companies, distributors, and renowned research and development companies. We believe our strategic partnerships differentiate us and position us to become a dominant leader in product and process innovation and development, and product distribution. We also continue to establish partnerships with leading research institutions and our clinical trials continue to generate safety and efficacy data that can inform treatment decisions, lead to the development of new products, position us to register medicines for market authorization, and enable us to obtain insurance reimbursements where feasible.

Our Brands and Products

Our brand and product strategy centers on developing a broad portfolio of differentiated cannabis and hemp brands and products designed to appeal to diverse groups of patients and consumers. Our brand and product activities have been designed to comply with all local regulations and requirements, including applicable labelling and marketing restrictions. We will continue to comply with all applicable regulations as new form factors are introduced and new regulatory requirements are introduced.

Our Medical Brand: Tilray

The Tilray brand has been established as a global medical cannabis brand and is designed to appeal to prescribers and patients in the global medical market by offering a wide range of high-quality, pharmaceutical-grade medical cannabis and cannabinoid-based products at GMP-certified facilities. We make our products available to patients, physicians, clinics, pharmacies, governments, hospitals, and researchers, for commercial purposes, compassionate access, and clinical research.

We believe patients choose the Tilray brand because we meet the rigorous GMP standards and the brand is a trusted, scientific based brand known for its pure, precise and predictable medical-grade products. We have successfully grown over 50 cannabis cultivars and developed a wide variety of extract products and formulations. Our global portfolio of medical cannabis products includes the following form factors:

•	whole flower;
•	ground flower;
•	full-spectrum oil drops and capsules;
•	purified oil drops medical vape pens; and
•	clinical compounds.

Each form factor is divided into different categories that correspond to the particular chemical composition of each product based on the concentration of two active ingredients: THC and CBD. For example; our whole flower and full-spectrum oil drops and capsules are available in the categories: THC-Dominant, CBD-Dominant, and THC and CBD Balanced.

Our product line focuses on active ingredients and standardized, well-defined preparation methods. We use formulations and delivery formats that are intended to allow for consistent and measured dosing, and we test all our products for potency and purity. Each of our commercial products are developed with comprehensive analysis and thorough documentation. We follow detailed and rigorous documentation standards for our own internal purposes and to meet the requirements of GMP, researchers, regulators, importers and distributors.

We take a scientific approach to our medical-use product development which we believe establishes credibility and respect in the medical community. We produce products that are characterized by well-defined and reproducible cannabinoid and terpene content, formulated for stable pharmacokinetic profiles, which are customizable in a variety of formulations and available in capsule or liquid forms. We continue to conduct extensive research and development activities and develop and promote new products for medical use.

Our Adult-Use Brands

High Park Holdings Ltd. (“High Park”), a wholly owned subsidiary, was established to develop, produce, sell and distribute adult-use cannabis products for recreational purposes. High Park has created and launched several brands and product lines in the Canadian adult-use market including CANACA™, Dubon™, The Batch/La Batch™, and Chowie Wowie™. We also have a license agreement in place that allows us to produce and distribute certain branded adult-use products in Canada, including Marley Natural™ and Grail™.

We currently produce and distribute these brands and products to Canadian consumers through High Park and continue to develop additional brands and new products, such as vapes, edibles and beverages, with more innovative products in our pipeline.

Our portfolio of brands and products and our marketing activities have been carefully created and structured to enable us to develop and promote our brands and product lines in an effective and compliant manner.

Retail Strategy and Brands

High Park offers a variety of recreational adult-use cannabis products under various brands throughout Canada, including the country’s largest markets of Ontario, Quebec, Alberta and British Columbia. We develop our brands and products based on extensive research and focus groups across the country and in some of Canada’s largest cities including Toronto, Vancouver and Quebec City.

Our portfolio and pricing strategies are designed to compete in all tiers and product categories of the Canadian adult use market and maintain and grow our market share.

We also believe we offer industry-leading customer service, supported by trained, multilingual customer service representatives available from our Canadian call center.

Our brand portfolio is currently focused on:

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

o	Marley Natural - Crafted with deep respect for wellness and the positive potential of the herb. Marley Natural pure cannabis oil vape products are currently available nationwide in Canada.
o	Chowie Wowie – An edibles’ brand bringing the ‘wow’ with perfectly crafted fusions of flavor offered in an array of reliably dosed cannabis-infused chocolates and gummies in THC and CBD varieties. Chowie Wowie cannabis infused milk-chocolates are currently available across Canada.
o

Everie - Fluent, High Park’s joint venture with Labatt Breweries of Canada, introduced Everie, their debut brand of non-alcoholic CBD-infused beverages, with 98% pure CBD isolate and all natural flavors. Everie has launched ready-to-brew teas nationwide in Canada.

High Park products are available in retail locations in 11 of 13 provinces and territories across Canada. Retail stores in Canada fall under two key banners:

1)	Government-operated retail with highly regulated trade practices in British Columbia (hybrid), Quebec, New Brunswick, Nova Scotia, Prince Edward Island, Yukon, Northwest Territories.
2)	Privately-operated retail in British Columbia (hybrid), Alberta, Saskatchewan, Manitoba, Ontario, and Newfoundland and Labrador.

High Park has engaged a third-party sales organization to assist with the ongoing development and management of retail relationships in the adult-use market. This sales organization is accountable for broadening distribution, increasing brand and product awareness, driving consumer trial, and managing sell-through across all government and privately-operated accounts.

Our Operations

We have built, and operate, a multinational company, with a multinational supply chain and distribution network, designed to capitalize on the global medical cannabis market and the Canadian adult-use market.

•	Tilray Seattle Regional Office – Seattle, Washington. Certain members of our senior leadership team are based in Seattle, along with certain finance, legal, and information systems staff.
•

Tilray North America Campus – Nanaimo, British Columbia. We believe Tilray Nanaimo is one of the world’s most advanced GMP-certified and licensed cannabis production facilities and continues to identify and develop best practices on how to grow cannabis in order to ensure maximum yield, potency, and product quality. Tilray Nanaimo is a 60,000-square foot facility and houses approximately 40,000 plants in 33 cultivation rooms, five manufacturing and processing rooms, and three laboratories, including an advanced extraction laboratory, all of which we use to produce more than 50 distinct cannabis strains and various cannabis extract products. This facility is designed to complete each step of the cultivation and production process, extraction packaging, and shipping. The primary purpose of Tilray Nanaimo is to serve the Canadian medical market and support the medical export market. Tilray Nanaimo is licensed by Health Canada and is GMP-certified by multiple EU recognized health regulators, or Competent Authorities. Tilray Nanaimo is also home to our patient and physician service center which is staffed with support personnel who speak multiple languages and deliver what we believe to be the best customer service in the industry.

•	Tilray & High Park Toronto Regional Office – Toronto, Ontario. Members of our senior leadership team are based in Toronto, along with certain finance, legal, sales and marketing staff.
•

Tilray European Union Regional Office – Düsseldorf & Berlin, Germany. Our EU executive, finance, sales and marketing, and regulatory teams are located in Düsseldorf, Germany. Our German operations team is located in Berlin, Germany.

•

Tilray Australia and New Zealand Regional Office – Sydney, Australia. Our sales and marketing, and operations teams focused on Australia and New Zealand are based in Sydney. We have a leading position in the Australian medical cannabis market, and promote and sell our products to patients, clinics and doctors.

•

Tilray European Union Campus and Cultivation Site – Cantanhede, Portugal. Tilray Portugal’s European campus is a 3.3 million square-foot, fully GMP-certified facility, and includes an outdoor cultivation plot, a state-of-the-art glass house growing area, and a manufacturing facility. Tilray Portugal has an additional 2.3 million square-foot cultivation site under lease in Esporão (Reguengos de Monsaraz), Portugal. Tilray Portugal will serve as our primary source of supply for the EU medical markets and select other international markets. To date we have supplied product to Germany, Israel, Malta, Portugal, United Kingdom, and

Switzerland from our EU campus. Our decision to locate cultivation and manufacturing operations in the EU was primarily to establish a cost-effective way to produce and distribute cannabis products in Europe.

•

High Park Farms – Enniskillen, Ontario. We have repurposed over 626,000 square feet of existing non-cannabis greenhouses on a 100-acre site in Enniskillen, to serve as High Park Farms. We entered into a three-year lease agreement in October 2017 and recently extended the lease until September 30, 2023. We also have a purchase option on the property, which is exercisable at any time during the term of the lease, including the renewal term. We recently completed enhancements to the facility to improve the quality and yield of our flower production. The facility currently cultivates and processes products for the Canadian adult-use market.

•

High Park Processing Facility – London, Ontario. We entered a 10-year lease in February 2018 for a 56,000-square foot processing facility in London. We have exercised the option to purchase the property in December 2022. The High Park processing facility handles post-harvest processing of cannabis harvested at the High Park Farms location. The High Park Processing Facility received a processing license in January 2019 and sales license in April 2019 from Health Canada. This facility produces a range of products including edibles, beverages, capsules, vaporizer oils, vape pens, tinctures, sprays, pre-rolls, and dried flower products. In November 2019, we entered a 10-year lease for an additional 78,000 square-foot warehousing and processing facility in London with two 5-year renewal options and option to purchase. Such facility was licensed for operations during 2020.

•

High Park Gardens – Leamington, Ontario. In February 2019, we acquired a 662,000 square-foot greenhouse cultivation facility, of which 270,000 square-feet was licensed by Health Canada and utilized as operational cultivation space. On May 26, 2020, we announced our decision to close High Park Gardens. The facility subsequently ceased all operations during 2020.

•	Manitoba Harvest Processing – Ste. Agathe, Manitoba. In February 2019, we acquired Manitoba Harvest which owns and operates this 35,000 square-foot hemp seed processing facility.
•	Manitoba Harvest Packaging – Winnipeg, Manitoba. In February 2019, we acquired Manitoba Harvest which leases and operates this 15,000 square-foot hemp seed packaging facility.
•

Manitoba Harvest Corporate Offices – Minneapolis, Minnesota. Our senior leadership, sales and marketing teams focused on producing and selling hemp-based foods and CBD products are located in our Minneapolis, Minnesota office.

Total Global Production and Processing Capacity

Our total production area is 3.6 million square feet as of December 31, 2020. The maximum potential production area of all the parcels we currently own or lease would be 8.1 million square feet.

Sales and Distribution

Pharmaceutical distribution and pharmacy supply agreements. We continue to evaluate the most efficient methods and strategic opportunities to distribute and sell our medical cannabis products to patients and pharmacies around the world.

•

In Germany, our products are distributed by multiple wholesalers and directly to pharmacies. As a result, we are able to fulfill prescriptions for our medical cannabis products through every pharmacy in Germany.

•

We have formed partnerships with distributors in several other countries around the world which enable us to now make Tilray products available to patients in 17 countries, including Argentina, Australia, Chile, Croatia, Cyprus, Israel, New Zealand, Portugal, Spain and the United Kingdom.

Adult-use supply agreements. We have supply agreements with all of the provincial bodies responsible for cannabis distribution in their province and our products are available in 11 of 13 provinces and territories.

Direct-to-patient (“DTP”). In Canada, we primarily distribute our medical products directly to patients and have developed an online portal for patients to effectively and efficiently manage the process of registering and ordering our medical products.

Wholesale. In Canada, we are authorized to sell wholesale bulk and finished cannabis products to other licensees under the Cannabis Regulations. The bulk wholesale sales and distribution channel requires minimal selling, administrative, and fulfillment costs. While we intend to pursue wholesale sales channels as a part of our adult-use and medical-use growth strategies in Canada, these sales are generally used to help balance inventory levels.

Our Commitment to Research and Innovation

We believe the strength of our medical brand is rooted in our commitment to research and development. Our research and development program focuses on developing: innovative and precisely formulated cannabinoid products; novel delivery systems; and processes and technologies that allow us to efficiently manufacture products on a large scale.

Patents and proprietary programs. Our commitment to innovation is key. We have filed approximately 50 patents in the fields of cannabis processing technology, formulation, composition, delivery system, and treatment methods. We have developed a number of innovative and proprietary programs designed to improve efficiency and overall product quality, including: a micro-propagation program that allows for the mass production of disease-free cannabis plants; methods and formulations to improve cannabinoid bioavailability and stability; a delivery platform to allow for the quick and efficient delivery of cannabinoids in formulations; fast preservation methods that allow for improved smell, texture and flavor of cannabis products; integrated pest management systems; and proprietary plant trimming machines to minimize manufacturing waste.

Trademarks and trade dress. We invest heavily in our growing trademark portfolio and hold at least 80 approved or registered trademarks in a variety of countries, including Canada, the United States, the EU, Australia, Israel and several countries in South America and Asia. We also have at least 100 additional trademarks filed and pending in several countries throughout the world. Additionally, as a result of our brand licensing agreement with Docklight Brands, Inc., we have exclusive access in Canada to a number of strong marks, both registered and applied-for, including Marley Natural.

Observational research program. We have implemented an extensive observational research program which includes large-scale prospective and cross-sectional studies in order to gather pre-clinical evidence on medical cannabis patient patterns of use, and the impact of that use on sleep, pain, mental health, quality of life, and the use of opioids/prescription drugs, alcohol, tobacco and other substances. These studies include a biennial national Canadian Cannabis Patient Survey (“CCPS”), the Tilray Observational Patient Study (“TOPS”), and the Medical Cannabis in Older Patients Study (“MCOPS”). This research takes place in partnership with academic institutions in Canada and the United States, and several other countries, and has provided insight into the use of cannabis in the treatment of headaches/migraines, anxiety, and problematic substance use, and has led to a number of publications in high ranking academic journals, including the following:

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

•

Lucas, P., Boyd, S., Milloy, M-J., Walsh, Z. (2020). Reductions in alcohol use following medical cannabis initiation: results from a large cross-sectional survey of medical cannabis patients in Canada. International Journal of Drug Policy, 86, online ahead of print

•

Lucas, P., Boyd, S., Milloy, M-J., Walsh, Z. (2020). Cannabis significantly reduces the use of prescription opioids and improves quality of life in authorized patients: results of a large prospective study. Pain Medicine, online ahead of print.

Clinical trials. Our participation in clinical trials differentiates our research and development program. We believe the development of clinical data on the use and impacts of properly defined cannabinoid products will increase mainstream acceptance within the medical community. To acquire this data, we provide pharmaceutical-grade Active Pharmaceutical Ingredients (“APIs”) extracted from cannabis plants to select academic research partners conducting trials that meet regulatory agency standards. Our participation in clinical studies includes development of the Chemistry and Manufacturing Controls (“CMC”) documentation required by regulatory agencies, as well as assistance in designing the formulation of the study drug and the protocol of the clinical trials. In some instances, we provide funding for the trials and/or the pharmacokinetic data on the specific study drug. Although some trials, such as the chemotherapy-induced nausea and vomiting, or CINV, trial described below, are undertaken with an aim toward market authorization, most of the trials in which we participate generate early phase data used to support patent filings and prescribing data for physicians. We leverage our research by educating physicians about the unique benefits of cannabis-based medicines for treating various ailments. We believe our research and education efforts help promote the Tilray brand as the most trusted medical brand in the cannabis industry. Our Medical Advisory Board participates in the clinical trial selection process and provides us with additional credibility as a clinical trial participant.

Clinical trials are typically conducted in phases: Phase I establishes the safety and pharmacokinetics of the investigational study drug; Phase II provides additional information on the drug’s efficacy; and Phase III establishes the statistical significance of the study drug for the treatment of the disease or symptom over the placebo. Below is a list of the clinical trials in which we are currently involved.

Clinical Trials

Clinical trials provide data on the safety and efficacy of cannabis-based products on a variety of conditions.1

Country	Indication	Research Partners	Drug Product	Phase	No. Of Patients[1]	Start Date[1]	Completion Date[1]	IP Owner Trial Drug	IP Owner Study Results	Tilray Role/Obligations
Australia	Chemotherapy-Induced Nausea and Vomiting (CINV)	NSW Government, University of Sydney, Chris O’Brien Lifehouse	Capsule; combination drug product (CBD & THC)	II & III	Phase II: 80 Phase III: 250	Phase II: Q4 2016 Phase III: Q3 2019	Phase II: Q4 2018 Phase III: Q4 2022	Tilray	Institution (with Tilray rights to use data, and Tilray option to acquire exclusive rights for market approval or insurance reimbursement)	Study drug supplier only
Australia	Severe Behavioral Problems in Children with Intellectual Disabilities	Murdoch Children’s Research Institute	Oral solution; combined drug product (CBD & THC)	II	10	Q1 2019	Q4 2019 (complete)	Tilray	Institution (with Tilray rights to the data)	Study drug supplier only

Country	Indication	Research Partners	Drug Product	Phase	No. Of Patients[1]	Start Date[1]	Completion Date[1]	IP Owner Trial Drug	IP Owner Study Results	Tilray Role/Obligations
Spain	Glioblastoma[2]	Grupo Español de Investigación en Neuroocología (GEINO)	Oral solution; combination drug product (CBD & THC)	Ib	30	Q4 2021	Q4 2022	Tilray	Institution (with Tilray rights to use data)	Study drug supplier only
USA	Essential Tremor	University of California, San Diego (UCSD)	Capsule; combination drug product (CBD & THC)	IIa	16	Q1 2019	Q4 2020 (complete)	Tilray	Institution (with Tilray right to use data)	Study drug supplier; $20,000 USD research support
USA	Alcohol Use Disorder (AUD)	New York University School of Medicine	Capsule; drug product (CBD)	II	40	Q3 2019	Q2 2021	Tilray	Institution (with Tilray rights to use data)	Study drug supplier, provider of funding ($67,500 USD)
USA	Post-Traumatic Stress Disorder (PTSD) with Alcohol Use Disorder	New York University School of Medicine	Capsule; drug product (CBD)	II	60	Q3 2019	Q2 2021	Tilray	Institution (with Tilray rights to use data)	Study drug supplier, provider of funding ($67,500 USD)
USA	Taxane-Induced Peripheral Neuropathy (TIPN)	Columbia University Irving Medical Center (CUIMC)	Capsule; combination drug product (CBD & THC)	I	96	Q4 2019	Q1 2021	Tilray	Tilray	Study drug supplier
Canada	Anxiety	McMaster University	Capsule; CBD and combination drug product (CBD & THC)	II	60	Q1 2021	Q2 2022	Tilray	Institution (with Tilray rights to use data)	Study drug supplier only
Canada	HIV/AIDS; Inflammation	McGill University	Capsule solution; combined drug product (CBD & THC)	II	26	Q3 2021	Q1 2022	Tilray	Institution (with Tilray rights to the data)	Study drug supplier only
Canada	Pediatric Epilepsy	Toronto’s Hospital for Sick Children (SickKids)	Oral solution; combination drug product (CBD & THC)	I Open-label	20	Q4 2017	Q1 2018 (complete)	Tilray	Institution (with Tilray option to acquire exclusive rights for market approval or insurance reimbursement)	Study drug supplier, and provider of funding (C$147,000 committed)

Country	Indication	Research Partners	Drug Product	Phase	No. Of Patients[1]	Start Date[1]	Completion Date[1]	IP Owner Trial Drug	IP Owner Study Results	Tilray Role/Obligations
Canada	Post-Traumatic Stress Disorder (PTSD)	University of British Columbia	Vaporized dried cannabis	II	42	Q1 2017	Q1 2021	Tilray	Tilray	Regulatory sponsor, study drug supplier and provider of funding (C$228,000 committed)

1 See the section titled “Risk Factors”

2 Regulatory approval pending

Regulatory Environment

Canadian Medical and Adult-Use

Medical and adult-use cannabis in Canada is regulated under the federal Cannabis Act and the Cannabis Regulations (“CR”) promulgated under the Cannabis Act. Both the Cannabis Act and CR came into force in October 2018, superseding earlier legislation that only permitted commercial distribution and home cultivation of medical cannabis. The following are the highlights of the current federal legislation:

•

a federal license is required for companies to cultivate, process and sell cannabis for medical or non-medical purposes. Health Canada, a federal government entity, is the oversight and regulatory body for cannabis licenses in Canada. As of December 31, 2020, Health Canada has issued approximately 570 active licenses to licensees under the CR (“Licensed Producers”);

•	allows individuals to purchase, possess and cultivate limited amounts of cannabis for medical purposes and, for individuals over the age of 18 years, for adult-use recreational purposes;
•

enables the provinces and territories to regulate other aspects associated with recreational adult-use. In particular; each province or territory may adopt its own laws governing the distribution, sale and consumption of cannabis and cannabis accessory products, and those laws may set lower maximum permitted quantities for individuals and higher age requirements;

•

promotion, packaging and labelling of cannabis is strictly regulated. For example, promotion is largely restricted to the place of sale and age-gated environments (i.e., environments with verification measures in place to restrict access to persons of legal age). Promotions that appeal to underage individuals are prohibited;

•

since the current federal regime came into force on October 17, 2018, certain classes of cannabis, including dried cannabis and oils, have been permitted for sale into the medical and adult-use markets;

•

following amendments to the CR that came into force on October 17, 2019 (often referred to as Cannabis 2.0 regulations), other non-combustible form-factors, including edibles, topicals, and extracts (both ingested and inhaled), are permitted in the medical and adult-use markets;

•	export is restricted to medical cannabis, cannabis for scientific purposes, and industrial hemp; and
•

sale of medical cannabis occurs on a direct-to-patient basis from a federally licensed provider, while sale of adult-use cannabis occurs through retail-distribution models established by provincial and territorial governments.

All provincial and territorial governments have, to varying degrees, enacted regulatory regimes for the distribution and sale of recreational adult-use cannabis within their jurisdiction, including minimum age requirements. The retail-distribution models for adult-use cannabis varies nationwide:

•	Quebec, New Brunswick, Nova Scotia and Prince Edward Island have adopted a government-run model for retail and distribution;

•

Ontario, British Columbia, Alberta, and Newfoundland and Labrador have adopted a hybrid model with some aspects, including distribution and online retail being government-run while allowing for private licensed retail stores;

•	Manitoba and Saskatchewan have adopted a private model, with privately-run retail stores and online sales, with distribution in Manitoba managed by the provincial government;
•	the three northern territories of Yukon, Northwest Territories and Nunavut have adopted a model that mirrors their government-run liquor distribution model.

All provinces and territories have secured supply agreements from Licensed Producers for their respective markets. We are fulfilling adult-use supply agreements and purchase orders from various jurisdictions, consisting of: Quebec, Ontario, British Columbia, Prince Edward Island, Saskatchewan, Manitoba, Alberta, Nova Scotia, New Brunswick, Northwest Territories, and the Yukon.

United States Regulation of Hemp

Hemp products are subject to state and federal regulation in respect to the production, distribution and sale of products intended for human ingestion or topical application. Hemp is categorized as Cannabis sativa L., a subspecies of the cannabis genus. Numerous unique, chemical compounds are extractable from Hemp, including THC and CBD. These cannabinoids are responsible for a range of potential psychological and physiological effects. Hemp, as defined in the 2018 Farm Bill, is distinguishable from marijuana, which also comes from the Cannabis sativa L. subspecies, by its absence of more than trace amounts (0.3% or less) of the psychoactive compound THC. Although international standards vary, other countries, such as Canada, use the same THC potency standards to define Hemp.

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

As a result of the 2018 Farm Bill, federal law dictates that CBD derived from Hemp is not a controlled substance; however, CBD derived from Hemp may still be considered a controlled substance under applicable state law. Individual states take varying approaches to regulating the production and sale of Hemp and Hemp-derived CBD. Some states explicitly authorize and regulate the production and sale of Hemp-derived CBD or otherwise provide legal protection for authorized individuals to engage in commercial Hemp activities, other states, however, maintain drug laws that do not distinguish between marijuana and Hemp and/or Hemp-derived CBD which results in Hemp being classified as a controlled substance under certain state laws.

European Union Medical Use

While each country in the EU has its own laws and regulations, many common practices are being adopted relative to the developing and growing medical cannabis market. For example, to ensure quality and safe products for patients, many EU countries only permit the import and sale of medical cannabis from GMP-certified manufacturers.

The EU requires adherence to GMP standards for the manufacture of active substances and medicinal products, including cannabis products. The EU system for certification of GMP allows a Competent Authority of any EU member state to conduct inspections of manufacturing sites and, if the strict GMP standards are met, to issue a certificate of GMP compliance that is also accepted in other EU member countries.

Competitive Conditions

As of December 31, 2020, Health Canada has issued approximately 570 active licenses to cannabis cultivators, processors and sellers. Health Canada licenses are limited to individual properties. As such, if a Licensed Producer seeks to commence production at a new site, it must apply to Health Canada for a new license. As of December 31, 2020, roughly 1,300 authorized retail cannabis stores have opened across Canada. As demand for legal cannabis increases and the number of authorized retail distribution points increases, we believe new competitors are likely to enter the Canadian cannabis market. Nevertheless, we believe our brand recognition combined with the quality, consistency, and variety of cannabis products we offer will allow us to maintain a prominent position in the Canadian adult use and medical markets.

We also expect more countries to pass regulation allowing for the use of medical and/or recreational cannabis. While expansion of the global cannabis market will provide more opportunities to grow our international business, we also expect to experience increased global competition.

Employees and Human Capital Resources

As of December 31, 2020, we have 1,030 employees, located primarily in Canada, Portugal, Germany, the United States, and Australia. We consider relations with our employees to be good and have never experienced work stoppages. Aside from Portugal, none of our employees are represented by labor unions or are subject to collective bargaining agreements. In Portugal, none of our employees are represented by labor unions or are subject to any workforce-initiated labor agreements. As with all companies doing business in Portugal, we are subject to a government-mandated collective bargaining agreement which grants employees nominal additional benefits beyond those required by the local labor code.

Tilray promotes an inclusive and employee-focused culture where we celebrate the diversity of our teams. We foster a collaborative and dynamic work environment providing all employees with the opportunity to work cross-functionally and easily gain exposure to other team’s diverse opinions and perspectives. We want every employee to reach their full potential and grow with Tilray.

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

Risks Related to the Arrangement

Failure to complete, or delays in completing, the Arrangement could materially and adversely affect our results of operations and our stock price.

The completion of the Arrangement is subject to a number of conditions precedent, some of which are outside Aphria’s and Tilray’s control, including receipt of stockholder and regulatory approvals.

To complete the Arrangement, each of Aphria and Tilray must make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities. Aphria and Tilray have not yet obtained all of the regulatory approvals which are required to complete the Arrangement. The regulatory approval processes may take a lengthy period of time to complete, which could delay completion of the Arrangement. There can be no assurance as to the outcome of the approval processes, including the undertakings and conditions that may be required for approval, or whether the regulatory approvals will be obtained at all.

In addition, the completion of the Arrangement by Aphria and Tilray is conditional on, among other things, no action or circumstance occurring that would result in a material adverse effect on Aphria’s and Tilray’s business operations, financial results and share price.

There can be no certainty, nor can Aphria or Tilray provide any assurance, that all conditions precedent to the Arrangement will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Arrangement may not be completed or may be delayed. If, for any reason, the Arrangement is not completed, its completion is materially delayed and/or the Arrangement Agreement is terminated, the market price of our shares of Class 2 common stock may be materially adversely affected. Our business, financial condition or results of operations could also be subject to various material adverse consequences, including that we would remain liable for costs relating to the Arrangement.

In addition, if the Arrangement is not completed for any reason, there are risks that the announcement of the Arrangement and the dedication of our resources to the completion thereof could have a negative impact on our relationships with our stakeholders and could have a material adverse effect on our current and future operations, financial condition and prospects.

In addition, we may incur significant transaction expenses in connection with the Arrangement, regardless of whether the Arrangement is completed.

We are subject to customary non-solicitation provisions under the Arrangement Agreement. The Arrangement Agreement also restricts us from taking specified actions until the Arrangement is completed without the consent of Aphria. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement.

Each of the parties may terminate the Arrangement if the closing has not occurred by the outside date specified in the Arrangement Agreement, and in certain other circumstances.

Each of Aphria and Tilray has the right in certain circumstances, in addition to termination rights relating to the failure to satisfy the conditions of closing, to terminate the Arrangement. Accordingly, there can be no certainty, nor can Tilray provide any assurance that the Arrangement will not be terminated by either Aphria or Tilray prior to the completion of the Arrangement. In addition, if the Arrangement is not completed by July 31, 2021, either Aphria or Tilray may choose to terminate the Arrangement Agreement. The Arrangement Agreement also includes termination amounts payable if the Arrangement Agreement is terminated in certain circumstances.

The termination amounts provided under the Arrangement Agreement may discourage other parties from attempting to acquire Aphria or Tilray.

Under the Arrangement Agreement, each of Aphria and Tilray would be required to pay to the other a termination amount of C$65 million in the event the Arrangement Agreement is terminated in certain circumstances. This termination amount may discourage other parties from attempting to acquire Tilray or otherwise make an acquisition proposal to Tilray, even if those parties would be willing to offer our stockholders a benefit greater than what the Arrangement offers.

The transaction consideration is fixed and will not be adjusted.

The market price of shares of Aphria’s common stock or shares of Tilray Class 2 common stock could each fluctuate significantly prior to the effective date of the Arrangement in response to various factors and events, including, without limitation, as a result of the differences between Aphria’s and Tilray’s actual financial or operating results and those expected by investors and analysts, changes in analysts’ projections or recommendations, changes in general economic or market conditions, and broad market fluctuations. As a result of such fluctuations, historical market prices are not indicative of future market prices or the market value of the shares of Tilray Class 2 common stock that holders of shares of Aphria’s common stock may receive on the effective date of the

Arrangement. There can be no assurance that the trading price of shares of Tilray Class 2 common stock will not decline following the completion of the Arrangement.

The foregoing risks or other risks arising in connection with the Arrangement, including the potential failure of the Arrangement and the diversion of management attention from conducting the business of Aphria and Tilray, may have a material adverse effect on Aphria’s and Tilray’s business operations, financial results and share price.

Risks Related to COVID-19

Risks related to COVID-19 have and will continue to impact our operations and could have a material adverse effect on our business, results of operations and financial condition.

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus, or COVID-19, a pandemic. The COVID-19 pandemic continues to result in extended government-ordered closures affecting significant portions of the global economy, including in the United States, Canada, Portugal, and Germany, where we conduct significant business. The public health crisis caused by COVID-19 and the measures taken and continuing to be taken by governments, businesses and the public have, and we expect will continue to have, certain negative impacts on our business operations, and could have a material adverse effect on our business, results of operations and financial condition.

The full extent to which COVID-19 may impact our business, including our operations and the market for our securities and our financial condition, will depend on future developments, which are highly uncertain and cannot be predicted at this time. These include the duration, severity and scope of the outbreak, and further action taken by the government and other third parties in response to the pandemic. In particular, COVID-19 and government efforts to curtail COVID-19 could impede our production facilities, increase operating expenses, result in loss of sales, affect our supply chains, impact performance of contractual obligations and require additional expenditures to be incurred.

In connection with COVID-19 and to comply with mandates and guidance from governmental authorities, we have and continue to update our operational procedures and safety protocols at our facilities. If such measures are not effective or governmental authorities implement further restrictions, we may be required to take more extreme action, which could include a short or long-term closure of our facilities or reduction in workforce. These measures may impair our production levels or cause us to close or severely limit production at one or more facilities. Further, our operations could be adversely impacted if suppliers, contractors, customers and/or transportation carriers are restricted or prevented from conducting business activities. For example, cannabis retail stores in certain Canadian markets may close voluntarily or be forced by local governments to close or modify their operations, reducing our ability to distribute adult-use cannabis.

Consumer demand for cannabis products may also be impacted by COVID-19 as a result of reductions in consumers’ disposable income associated with layoffs, and work or pay limitations due to mandatory social distancing and lockdown measures implemented by government authorities. Demand for medical cannabis may be further impacted due to a decrease in patients visiting doctor’s offices and clinics. As demand for our products decreases, we may be required to record additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges.

The following is a summary of certain COVID-19 related operational impacts and associated risks at our production and processing facilities:

•

To date, the province of Ontario, where we grow and manufacture adult-use cannabis and other cannabis products, has deemed our supply chain operations to be an essential service; however, there can be no assurance that such designation will remain in effect. If our growing and manufacturing operations at Enniskillen and London, Ontario are deemed non-essential, and are required to close for a significant period of time, our revenues and our results of operations would be significantly reduced.

•

Similarly, the province of British Columbia, where we grow and manufacture cannabis products for medicinal purposes, has explicitly deemed the manufacture and sale of adult-use and medicinal cannabis by Licensed Producers (as defined under the Cannabis Act) to be an essential service. Any change to such designation could further disrupt our medicinal cannabis production and sales and restrict our ability to participate in clinical trials.
•

Manitoba Harvest has production facilities in Winnipeg and Ste. Agathe, which produce hemp-related food products and accordingly have been deemed essential. While our facilities at both Winnipeg and Ste. Agathe remain open and producing according to schedule, and the U.S./Canadian border closure has exempted food transport as an essential cross-border service, we cannot predict the effect of future governmental actions related to COVID-19 on this critical supply chain. If our manufacturing operations at Winnipeg and Ste. Agathe are deemed non-essential, and are required to close for a significant period of time, or the U.S.-Canadian border is closed to food transport, our general ability to transport and receive raw materials, inputs and final products would be significantly impacted.

•

While our facility in Portugal has not been subject to a mandatory closure by Portuguese authorities, there can be no assurance that such operational status will remain in effect or that the government will not implement additional measures to reduce the spread of COVID-19. If the government mandated closure of our Portugal facility, or otherwise ordered further restrictions to business activities or employees’ movement, it could affect our ability to export medicinal cannabis across the European Union, applicable member states, or elsewhere in the region, which could have a material effect on our business, financial condition and results of operations.

•

We are completing construction of an additional greenhouse of 3.4 hectares in Cantanhede, Portugal, currently scheduled for final completion by the end of the first quarter of 2021. Due to COVID-19, we have and may continue to experience construction delays. If we are unable to complete construction in a timely manner due to COVID-19, we may not achieve all our expected harvests and production, which may negatively impact our international sales. While we are actively working with our contractors to maintain appropriate COVID-19 protections at our construction site in an effort to complete construction in a timely manner, we may experience further delays as a result of the pandemic.

•

In Germany, we have experienced minimal disruption in the supply of medicinal products to patients via pharmacies and physicians. However, COVID-19 may impact ongoing supply and patient demand. We have observed a strong decrease in patients visiting doctors’ offices since the pandemic was declared, which could lead to reduced patient demand and revenues. Additionally, if medicinal cannabis is deemed non-essential by the German government, or we are unable to import our medicinal products into Germany from Canada and Portugal, it could have a material impact on our business, financial condition and results of operations.

Given the ongoing and dynamic nature and significance of COVID-19 and its impact globally, we are not able to enumerate all potential risks to our business. Any of the negative impacts of COVID-19, including those described above, alone or in combination with others, may have a material adverse effect on our business, results of operations or financial condition. Further, any of these negative impacts, alone or in combination with others, could exacerbate many of the other risk factors outlined in “Item 1A. Risk Factors”.

Risks Related to Adult-Use Cannabis

The development of the adult-use cannabis industry and regulations governing this industry may impact our ability to successfully compete.

The Cannabis Act and the accompanying regulations, or the CR, became effective in October 2018 and allow individuals over the age of 18 to legally purchase, process and cultivate limited amounts of cannabis for adult use recreational purposes in Canada. Further, each province and territory of Canada has the ability to separately regulate the distribution of cannabis within such province or territory, and the rules (including associated regulations) adopted by these provinces or territories vary significantly. There is no assurance that the adult-use cannabis industry, and the regulations governing this industry, will continue to develop as anticipated.

There are and will be significant restrictions on the marketing, branding, product formats, product composition, packaging, and distribution channels allowed under the CR, which may reduce the value of certain of our products and brands or negatively impact our ability to compete with other companies in the adult-use cannabis market in Canada. For instance, the CR includes a requirement for health warnings on product packaging, the limited ability to use logos and branding (only one brand name and one brand element per package), restrictions on packaging itself, and restrictions on types and avenues of marketing. Further, Cannabis 2.0 regulations (which came into force on October 17, 2019, allowing new cannabis form factors) govern the production and sale of new classes or forms of cannabis products (including vapes and edibles), and impose considerable restrictions on product composition, labeling, and packaging in addition to being subject to similar marketing restrictions as existing form factors. Additional marketing and product composition restrictions have been imposed by some provinces and territories. Such federal and provincial restrictions may impair our ability to develop our adult-use brands and additional product or marketing restrictions imposed under future regulations may make it uneconomic or unfeasible for us to introduce our entire portfolio of brands and products into the Canadian market, which means that we may be unable to reap the full benefit of the exclusive rights we have secured to such brands and products or launch new products.

Some provinces and territories also impose significant restrictions on our ability to merchandise products; for example, some provinces impose restrictions on investment in retailers or distributors and their employees as well as in our ability to negotiate for preferential retail space or in-store marketing. Such variance may make participation in the adult-use cannabis market uneconomic or of limited economic benefit for us in those provinces or territories and could result in significant additional compliance or other costs and limitations on our ability to compete successfully in each such market.

Access to certain markets in Canada is dependent on compliance with supplier standards established by provincial or territorial distributors

Government-run provincial and territorial distributors in Canada require suppliers to meet certain service and business standards, and routinely assess for compliance with such standards. Any failure by us to comply with such standards could result in our being downgraded or disqualified as a supplier and would severely impede or eliminate our ability to access certain markets within Canada. See Risk Factor “We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.”

The adult-use cannabis market in Canada is continuing to develop and may experience supply fluctuations which could result in decreases to prices and revenues.

As a result of the legalization in October 2018 of adult-use cannabis for recreational purposes in Canada, the market for adult-use cannabis is continuing to develop, resulting in fluctuations in supply and demand. Licensed Producers, and others licensed to produce cannabis under the CR, may not be able to produce enough cannabis to meet adult-use demand. This may result in lower than expected sales and revenues and may result in increased competition for sales and sources of supply. This competition may adversely affect our adult-use business and there is no guarantee that we will be able to supply or acquire the supply, on commercially reasonable terms or at all, to meet the demand for medical and adult-use cannabis.

In addition, we and other cannabis producers in Canada may produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that oversupply into other legal markets. During the year ended December 31, 2020 we incurred inventory valuation adjustments of approximately $38.4 million. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If this were to occur, there is no assurance that we would be able to generate sufficient revenue from the sale of adult-use cannabis to result in profitability and sufficient liquidity. Regulatory restrictions or over supply conditions in our primary markets could result in inventory adjustments.

Competition from the illicit cannabis market could impact our ability to succeed.

We face competition from unlicensed and unregulated market participants, including illegal dispensaries and illicit market suppliers selling cannabis and cannabis-based products in Canada.

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

As a result of the competition presented by the illicit market for cannabis, any unwillingness by consumers currently utilizing these unlicensed distribution channels to begin purchasing from licensed retailers for any reason or any inability or unwillingness of law enforcement authorities to enforce laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could (i) result in the perpetuation of the illicit market for cannabis, (ii) adversely affect our market share and (iii) adversely impact the public perception of cannabis use and licensed cannabis producers and dealers, all of which could have a materially adverse effect on our business, operations and financial condition. Furthermore, given the restrictions on regulated cannabis retail, including those related to COVID-19, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience.

We may not be able to successfully develop new products or commercialize such products.

Cannabis 2.0, regulations, which came into effect on October 17, 2019, permit Licensed Producers to develop new cannabis form factors, including CBD and THC-infused drinks, edibles and non-flower products, such as vapes. We have and will continue to develop strategic partnerships to participate in these new product market opportunities with partners who can provide complementary product development and support capabilities. Strategic initiatives around new products involve significant investment of management time and resources in order to successfully execute and maintain, for novel products that may not generate sufficient market demand. Additionally, there can be no guarantee that such new product offerings, even if successfully developed, will have unit economics that generate an appropriate return on investment. The development of new products could result in diversions of management attention, a strain on existing financial and other resources or a lack of product demand for our newly developed form factors, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our vape business is subject to uncertainty in the evolving vape market due to negative public sentiment and regulatory scrutiny.

Cannabis vape products in Canada are regulated under the Cannabis Act and the CR, as well as the Canada Consumer Product Safety Act. The CR sets clear rules and standards for the manufacture, composition, packaging, and marketing of cannabis vape products. Health risks raised in Canada and the United States associated with vaping and accompanying negative public sentiment may prompt Health Canada or individual provinces/territories to further limit or defer industry’s ability to sell cannabis vape products and may also diminish consumer demand for such products. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in the face of unexpected changes in market conditions.

Vaping, electronic cigarettes and related products were recently developed and therefore the scientific community has not yet had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use and the medical community is still studying these products’ health effects. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation.

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

If any of these shared risks occur, our business, financial condition, results of operations and prospects could be adversely affected in a number of ways, which may include being unable to successfully compete in the adult-use cannabis industry or being subject to fines, damage awards and other penalties as a result of regulatory infractions or other claims brought against us.

Competition in the legal adult-use cannabis market in Canada may impact our ability to succeed in this market.

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

Certain of our competitors have significantly greater financial, production, marketing, research and development, and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market penetration and market share. Our commercial opportunity in the adult-use market could be reduced or eliminated if our competitors produce and commercialize products for the adult-use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. If our adult-use products do not achieve an adequate level of acceptance by the adult-use market, we may not generate sufficient revenue from these products, and our adult-use business may not become profitable.

There may be industry consolidation of one or more competitors, which could increase the competitive advantage of certain competitors and reduce overall market share opportunities. Increased consolidation and new and disparate provincial regulations could have a material effect on our business and results of operations.

Risks Related to Medical Cannabis Business

Our medical cannabis business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.

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

We also hold licenses under the CR covering our facilities in Enniskillen and London, Ontario which we use to service the adult-use market and support the medical market as needed. These licenses allow us to produce, sell, and distribute cannabis and/or cannabis products in Canada. These licenses are valid for fixed periods and will need to be renewed at the end of such periods.

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

Further, we are subject to ongoing inspections by Health Canada and INFARMED to monitor our compliance with their licensing requirements. Most recently, our facilities received fully compliant inspection or compliance verification ratings on the following dates: Tilray Canada Ltd. (February 2020), High Park Holdings Ltd. (May 2020) and High Park Farms Ltd. (November 2020). Our existing licenses and any new licenses that we may obtain in the future in Canada or other jurisdictions may be revoked or restricted at any time in the event that we are found not to be in compliance. Should we fail to comply with the applicable regulatory requirements or with conditions set out under our licenses, should our licenses not be renewed when required, be renewed on different terms, or be revoked, we may not be able to continue producing or distributing medical cannabis in Canada or other jurisdictions or to export medical cannabis outside of Canada or Portugal. In addition, we may be subject to enforcement proceedings resulting from a failure to comply with applicable regulatory requirements in Canada or other jurisdictions, which could result in damage awards, a suspension of our existing approvals, a withdrawal of our existing approvals, the denial of the renewal of our existing approvals or any future approvals, recalls of products, product seizures, the imposition of future operating restrictions on our business or operations or the imposition of civil, regulatory or criminal fines or penalties against us, our officers and directors and other parties. These enforcement actions could delay or entirely prevent us from continuing the production, testing, marketing, sale or distribution of our medical products and divert management’s attention and resources away from our business operations.

Government regulation is evolving, and unfavorable changes could impact our ability to carry on our business as currently conducted and the potential expansion of our business.

The successful execution of our medical cannabis business objectives is contingent upon compliance with all applicable laws and regulatory requirements in Canada (including the Cannabis Act and CR), Europe and other jurisdictions, and obtaining all other required regulatory approvals for the production, sale, import and export of our medical cannabis products. The commercial medical cannabis industry is a relatively new industry in Canada and the federal regulatory regime has only been in effect in its current form since October 2018. The effect of Health Canada’s administration, application and enforcement of the regime established by the Cannabis Act and CR on us and our business in Canada, and the administration, application and enforcement of the laws of other countries by the appropriate regulators in those countries, may significantly delay or impact our ability to participate in the Canadian medical cannabis market or medical cannabis markets outside Canada, to develop medical cannabis products and produce and sell these medical cannabis products.

Further, Health Canada or the regulatory authorities in other countries in which we operate or to which we export our medical cannabis products may change their administration or application of the applicable regulations or their compliance or enforcement procedures at any time. The laws and regulations in Canada may change both federally and provincially, with new regulations introduced or changes to existing regulations, which could include additional restrictions. The applicable laws in other countries where we operate or export our medical cannabis products are subject to similar changes. Any such changes could require us to revise our ongoing compliance procedures, incur increased compliance costs and expend additional resources. There is no assurance that we will be able to comply or continue to comply with applicable regulations, which could impact our ability to continue to carry on business as currently conducted and the potential expansion of our business.

We are subject to compliance with additional regulatory and other requirements in order to produce and sell in, or export our medical cannabis products to, jurisdictions outside of Canada.

We are required to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in countries and markets outside of Canada in which we operate, or to which we export, to produce or export to, and sell our medical products in, these countries, including, in the case of certain countries, the ability to demonstrate compliance with GMP standards. Our current certification of compliance with GMP standards for production at Tilray Nanaimo and Tilray Portugal and any other GMP certification that we may receive in the future subject us, or will in the future subject us, to extensive ongoing compliance reviews to ensure that we continue to maintain compliance with current GMP standards. There can be no assurance that we will be able to continue to comply with these standards. Moreover, future governmental actions in countries where we operate, or export medical cannabis products, may limit or altogether restrict the import and/or export of cannabis for medical purposes.

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

The long-term effect of the legalization of adult-use cannabis in Canada on the medical cannabis industry is unknown, and may negatively impact our medical cannabis business.

According to recent Canadian government statistics, medicinal cannabis patient numbers continue to experience decline. A continued decrease in the overall size of the medical cannabis market in Canada as a result of the legal adult-use market or other factors may reduce our medical sales and revenue prospects in Canada. Factors that may influence demand for medical cannabis include the availability of product in each market, the price of medical cannabis products in relation to similar adult-use cannabis products, and the ease with which each market can be accessed in the individual provinces and territories of Canada. The impact of adult-use cannabis on the medical market is not yet fully understood as the market is still in a state of flux. In addition, the impact of the new form factors, legalized in October 2019, on the medical vs adult-use market is not yet established.

The regulation of cannabis for medical purposes under the CR is expected to be reviewed in light of the adult-use market, which review is scheduled to commence in October 2021. The effect on our business, and the medical cannabis market in general, of such a review is uncertain.

Research regarding the health effects of medical cannabis in relatively early stages and subject to further study which could impact demand for our medical cannabis products.

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

Our production and processing facilities are integral to our business and adverse changes or developments affecting any of these facilities may have an adverse impact on our business.

Currently, our activities and resources are primarily focused on the operation of Tilray Nanaimo, High Park Farms and the High Park Processing Facility, Tilray Portugal and Manitoba Harvest. Tilray Nanaimo, High Park Farms and our High Park Processing Facility each have a site-specific license issued by Health Canada under the CR. Adverse changes or developments affecting any of these facilities, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster, an epidemic, pandemic or other public health crisis, or a material failure of our security infrastructure, could reduce or require us to entirely suspend our production of cannabis. See also, “Risks related to COVID-19”.

A significant failure of our site security measures and other facility requirements, including any failure to comply with regulatory requirements under the CR, could have an impact on our ability to continue operating under our Health Canada licenses and our prospects of renewing our licenses, and could also result in a suspension or revocation of these Health Canada licenses. As we produce much of our medical cannabis products in Tilray Nanaimo, any event impacting our ability to continue production at Tilray Nanaimo, or requiring us to delay production, would prevent us from continuing to operate our business until operations at Tilray Nanaimo could be resumed, or until we were able to commence production at another facility.

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

The medical cannabis industry and market are relatively new and evolving, which could impact our ability to succeed in this industry and market.

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

We face intense competition, and anticipate competition will increase, which could hurt our business.

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

Health Canada has issued hundreds of licenses for Licensed Producers. The number of licenses granted and the number of Licensed Producers ultimately authorized by Health Canada could have an adverse impact on our ability to compete for market share in Canada’s medical cannabis industry. We expect to face additional competition from new market entrants that are granted licenses under the CR or existing license holders that are not yet active in the industry. If a significant number of new licenses are granted by Health Canada, we may experience increased competition for market share and may experience downward price pressure on our medical cannabis products as new entrants increase production.

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

We began operating in 2014 and have yet to generate a profit. We generated a net loss of $271.1 million for the year ended December 31, 2020, and net losses of $321.2 million, $67.7 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our accumulated deficit was $730.1 million as of December 31, 2020. We intend to continue to expend significant funds to explore potential opportunities and complete strategic mergers and acquisitions, invest in research and development, expand our marketing and sales operations and meet the compliance requirements as a public company.

Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report on Form 10-K and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing and selling cannabis products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Class 2 common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.

We have been named as a defendant in a class action relating to the merger of Privateer Holdings, Inc. with and into our wholly owned subsidiary (referred to as the Downstream Merger), a class action related to the drop in our stock price, and other litigation and demands relating to business decisions, regulatory and industry changes, supply relationships, and our business acquisition matters and related activities. Litigation may include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Both the Company and its subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

We have incurred and may continue to incur substantial costs and expenses relating directly to these actions. Responding to such actions could divert management’s attention away from our business operations and result in substantial costs. For more information on our pending legal proceedings, see “Part I, Item 3. Legal Proceedings”.

We are exposed to risks relating to the laws of various countries as a result of our international operations.

We currently conduct operations in multiple countries and plan to expand these international operations. As a result of our operations, we are exposed to various levels of political, economic, legal and other risks and uncertainties associated with operating in or exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of cannabis and cannabis-based products, political instability, instability at the United Nations level, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and the cannabis business more generally.

Changes, if any, in the laws, regulations and policies relating to the advertising, production, sale and use of cannabis and cannabis-based products or in the general economic policies in these jurisdictions, or shifts in political attitude related thereto, may adversely affect the operations, or profitability of our operations, in these countries. As we explore novel business models, such as global co-branded products, cannabinoid clinics and cannabis retail, international regulations will become increasingly challenging to manage. Specifically, our operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on advertising, production, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment, land and water use restrictions and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Failure to comply strictly with applicable laws, regulations and local practices could result in additional taxes, costs, civil or criminal fines or penalties or other expenses being levied on our international operations, as well as other potential adverse consequences such as the loss of necessary permits or governmental approvals.

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

A renewal/prolongation of our GMP license in Germany is a precondition to allow import, distribution and sale of the Tilray product portfolio in the German market, and any failure to achieve such renewal could have a material impact on our business.

We face risks associated with our expansion into new markets outside of the current jurisdictions where we conduct business.

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently carry on business. There can be no assurance that any market for our products will develop in any such foreign jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, including the possibility that we could be in violation of these laws and regulations as a result of such changes, and the effects of competition. These factors may limit our capability to successfully expand our operations in, or export our products to, to such jurisdictions.

We may be unable to sustain our revenue growth and development, and may be forced to adjust our operations accordingly.

Our revenue has grown in recent years. Our ability to sustain this growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production and distribution of cannabis products, competition from other Licensed Producers, the size of the illicit market, the size of the Canadian adult-use market, and our ability to produce sufficient volumes of our cannabis-based products to meet demand. Regulatory changes in the United States, Germany and Canada may continue to attract market entrants, therefore diluting our potential opportunity and early-mover advantage. In addition, we are subject to a variety of business risks generally associated with developing companies. Future development and expansion could place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so.

During 2020, we implemented significant cost-control measures in reaction to the intense competitive environment, as well as other cannabis industry challenges. These measures included employee furloughs and lay-offs, brand and product portfolio prioritization and production facility closures. It is possible that we may take additional cost-control measures in the future that may slow our revenue growth and development, and could result in material charges and other impairment charges in our statement of operations.

Market consolidation in the cannabis industry may reduce our ability to compete, due to scale, cost and pricing disadvantages.

The Canadian cannabis industry may experience consolidation, and some of the resulting companies that will be our competitors will have market presence, growth operations, technical and marketing capabilities, personnel, financial and other resources substantially greater than our own. In addition, some of these competitors will be able to raise capital at a lower cost than we will be able to. Consequently, some of these competitors may be able to develop and expand their growth, distribution and retail infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to. Additionally, the greater brand name recognition of some of our current and future competitors or competitive price pressure may require us to lower prices in order to retain or acquire customers. Finally, the cost advantages of some of these competitors may give them the ability to reduce their prices for an extended period of time or achieve a greater return.

Our business is subject to a variety of local and foreign laws, many of which are unsettled and still developing, which could subject us to claims or otherwise harm our business.

We are subject to a variety of federal, state, provincial and local laws in the United States, Canada and elsewhere. In the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult-use in a number of states, cannabis meeting the statutory definition of “marihuana” continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act, or the CSA, and subject to the Controlled Substances Import and Export Act, or the CSIEA. Hemp and marijuana both originate from the Cannabis sativa plant and CBD is a constituent of both. “Marihuana” or “marijuana” is defined in the CSA as a Schedule I controlled substance whereas “Hemp” is essentially any parts of the Cannabis sativa plant that has not been determined to be marijuana. Pursuant to the Agriculture Improvement Act of 2018, or the Farm Bill, “hemp,” or cannabis and cannabis derivatives containing no more than 0.3% of tetrahydrocannabinol, or THC, is now excluded from the statutory definition of “marijuana” and, as such, is no longer a Schedule I controlled substance under the CSA. Our activity in the United States is limited to (a) certain corporate and administrative services, including accounting, legal and creative services, (b) supply of study drug for clinical trials under DEA and FDA authorization, and (c) participation in the market for hemp and hemp-derived products containing CBD in compliance with the Farm Bill; except as described above, we do not produce or distribute cannabis products in the United States. Therefore, we believe we are not currently subject to the CSA or CSIEA.

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

We are further subject to a variety of laws and regulations in the United States, Canada and elsewhere that prohibit money laundering, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada) and the Money Laundering Control Act (United States), as amended, and the rules and regulations thereunder and any related or similar rules, regulations or guidelines issued, administered or enforced by governmental authorities in the United States, Canada or any other jurisdiction in which we have business operations or to which we export. Although we believe that none of our activities implicate any applicable money laundering statutes, in the event that any of our business activities, any dividends or distributions therefrom, or any profits or revenue accruing thereby are found to be in violation of money laundering statutes, such transactions may be viewed as proceeds of crime under one or more of the statutes described above or any other applicable legislation, and any persons, including such United States-based investors, found to be aiding and abetting us in such violations could be subject to liability. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and involve significant costs and expenses, including legal fees. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

We are required to comply concurrently with all applicable laws in each jurisdiction where we operate or to which we export our products, and any changes to such laws could adversely impact our business.

Various federal, state, provincial and local laws and regulations govern our business in the jurisdictions in which we operate or propose to operate, and in which we export or propose to export our products. Such laws and regulations include those relating to health and safety, conduct of operations and the production, management, transportation, storage and disposal of our products and of certain material used in our operations. In many cases, we must concurrently comply with complex federal, provincial, state and/or local laws in multiple jurisdictions. These laws change frequently and may be difficult to interpret and apply. Compliance with these laws and regulations requires the investment of significant financial and managerial resources, and a determination that we are not in compliance with any of these laws and regulations could harm our brand image and business. Moreover, it is impossible for us to predict the cost or effect of such laws, regulations or guidelines upon our future operations. Changes to these laws or regulations could negatively affect our competitive position within our industry and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation that adversely impacts our business.

United States regulations relating to hemp-derived CBD products are unclear and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

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

In addition, such products may be subject to regulation at the state or local levels. While the Farm Bill created a pathway under which hemp and its derivatives are exempted from the definition of marijuana and protected from interference in interstate commerce, state and local authorities have issued their own restrictions on the cultivation or sale of hemp or hemp-derived CBD. This includes laws that ban the cultivation or possession of hemp or any other plant of the cannabis genus and derivatives thereof, such as CBD. State regulators may take enforcement action against food and dietary supplement products that contain CBD, or enact new laws or regulations that prohibit or limit the sale of such products. Unforeseen regulatory obstacles or compliance costs may hinder our ability to successfully compete in the market for such products.

Our strategic alliances and other third-party business relationships may not achieve the intended beneficial impact and expose us to risks.

We currently have, and may adjust the scope of, and may in the future enter into, strategic alliances with third parties that we believe will complement or augment our existing business. Our ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business or profitability and may involve risks that could adversely affect us, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. We may become dependent on our strategic partners and actions by such partners could harm our business. Future strategic alliances could result in the incurrence of debt, impairment charges, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all.

We may not be able to successfully identify and execute future acquisitions, dispositions or other equity transactions or to successfully manage the impacts of such transactions on our operations.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations and (vi) the loss or reduction of control over certain of our assets. Material acquisitions and strategic transactions have been and continue to be material to our business strategy. There can be no assurance that we will find suitable oportunities for strategic transactions at acceptable prices, have sufficient capital resources to pursue such transactions, be successful in negotiating required agreements, or successfully close transactions after signing such agreements. There is no guarantee that any acquisitions will be accretive, or that past or future acquisitions will not result in additional impairments or write downs.

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

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.

Three customers accounted for 19%, 15% and 11%, respectively, of revenue for the year ended December 31, 2020. Four customers accounted for 87% of our adult-use revenue for the year ended December 31, 2020. Two customers accounted for 13% each of revenue for the year ended December 31, 2019. One customer accounted for 24% of our revenue for the year ended December 31, 2018.

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

We may be unable to attract or retain key personnel, and we may be unable to attract, develop and retain additional employees required for our development and future success.

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

Further, officers, directors, and certain key personnel at each of our facilities that are licensed by Health Canada are subject to the requirement to obtain and maintain a security clearance from Health Canada under the CR. Moreover, under the CR, an individual with security clearance must be physically present on site when other individuals are conducting activities with cannabis. Under the CR, a security clearance is valid for a limited time and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an individual in a key operational position to maintain or renew his or her security clearance could result in a reduction or complete suspension of our operations. In addition, if an individual in a key operational position leaves us, and we are unable to find a suitable replacement who is able to obtain a security clearance required by the CR in a timely manner, or at all, we may not be able to conduct our operations at planned production volume levels or at all. The CR also requires us to designate a qualified individual in charge who is responsible for supervising activities relating to the production of study drugs for clinical trials, which individual must meet certain educational and security clearance requirements. If our current designated qualified person in charge fails to maintain their security clearance, or if our current designated qualified person in charge leaves us and we are unable to find a suitable replacement who meets these requirements, we may no longer be able to continue our clinical trial activities.

Increased labor costs, potential organization of our workforce, employee strikes, and other labor-related disruption may adversely affect our operations.

Outside Portugal, none of our employees are represented by a labor union or subject to a collective bargaining agreement. In Portugal, none of our employees are represented by a labor union or subject to any workforce-initiated labor agreement. As with all companies carrying on business in Portugal, we are subject to a government-mandated collective bargaining agreement, which grants employees nominal additional benefits beyond those required by the local labor code. We cannot assure that our labor costs going forward will remain competitive based on various factors, such as: (i) our workforce may organize in the future and labor agreements may be put in place that have significantly higher labor rates and company obligations; (ii) our competitors may maintain significantly lower labor costs, thereby reducing or eliminating our comparative advantages vis-à-vis one or more of our competitors or the larger industry; and (iii) our labor costs may increase in connection with our growth.

Significant interruptions in our access to certain supply chains, for key inputs such as raw materials, electricity, water and other utilities may impair our cannabis growing operations.

Our business is dependent on a number of key inputs and their related costs (certain of which are sourced in other countries and on different continents), including raw materials, supplies and equipment related to our operations, as well as electricity, water and other utilities. We operate global manufacturing facilities, and have dispersed suppliers and customers. Governments may regulate or restrict the flow of our labor or our products, and the Company's operations, suppliers, customers and distribution channels could be severely impacted. While we have not experienced any material supply chain disruptions, any significant future governmental-mandated or market-related interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile energy costs could curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by a prolonged power outage.

Our ability to compete and grow cannabis is dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts and components. See also “Risks related to COVID-19”.

We may require third party supply of quality cannabis flower, which may adversely affect our costs and subject us to unreliable supply chains or product quality.

Our business is highly dependent on the production and sale of acceptable and certifiable cannabis flower. Our operations may not produce sufficient volumes of cannabis flower or particular cultivars (commonly referred to as “strains”) to meet consumer demand. It is also possible that our cannabis flower production fails to meet our strict internal quality standards or external regulation specifications. This may require us to contract with third parties to purchase cannabis flower. There is no guarantee we will be able to source cannabis flower at attractive prices or that any third party-sourced product will meet our quality standards and all regulatory requirements. If we are unable to source sufficient cannabis flower for any of these reasons, our sales goals may not be achieved or our costs may increase, or both may occur. An increasing reliance on third party cannabis flower supply could materially impact our business reputation, financial condition and results of operations.

Fluctuations in cannabinoid prices relative to contracted prices with third party suppliers could negatively impact our earnings.

A portion of our results of operations and financial condition, as well as the selling prices for our products, are dependent upon cannabinoid supply contracts. As part of our normal course operations, we periodically enter into large and medium-to-long-term supply contracts with third-party growers. Production and pricing of cannabinoids are determined by constantly changing market forces of supply and demand over which we have limited or no control. The market for cannabis biomass is particularly volatile compared to other commoditized markets due to the relatively nascent maturity of the industry in which we operate. The lack of centralized data and large variations in product quality make it difficult to establish a “spot price” for cannabinoids and develop an effective price hedging strategy. Accordingly, supply contracts with any term may prove to be costly in the future to the extent cannabinoid prices decrease dramatically or at a faster rate than anticipated. Furthermore, supply contracts typically include minimum purchase requirements which could force us to buy significant quantities of product at non-competitive prices in a rapidly changing market.

Our failure to successfully negotiate supply contracts that address such market vagaries could result in us being contractually obligated to purchase significant amounts of products, some of which may be priced above then-current market prices, or interruption of the supply of inputs for the manufacturing of our products, all of which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We face risks associated with the transportation of our cannabis products to consumers in a safe and efficient manner.

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

The security of our products during transportation to and from our facilities is of the utmost concern. A breach of security during transport or delivery could result in the loss of high-value product and forfeiture of import and export approvals, since such approvals are shipment specific. Any failure to take steps necessary to ensure the safekeeping of cannabis products could also have an impact on our ability to continue supplying provinces and territories, to continue operating under our existing licenses, to renew or receive amendments to our existing licenses or to obtain new licenses.

Our cannabis products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.

Manufacturers and distributors of cannabis products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects or interactions with other substances, packaging safety, and inadequate or inaccurate labeling disclosure. Although we have detailed procedures in place for testing finished cannabis products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the cannabis products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. As a result of any such recall, we may lose a significant amount of sales and may not be able to replace those sales at an acceptable gross profit or at all. In addition, a product recall may require significant management attention or damage our reputation and goodwill or that of our products or brands.

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

We may be subject to product liability claims or regulatory action. This risk is exacerbated by the fact that cannabis use may increase the risk of serious adverse side effects.

As a manufacturer and distributor of products which are ingested by humans, we face the risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury. We may be subject to these types of claims due to allegations that our products caused or contributed to injury or illness, failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. This risk is exacerbated by the fact that cannabis use may increase the risk of developing schizophrenia and other psychoses, symptoms for individuals with bipolar disorder, and other side effects. Furthermore, we are now offering an expanded assortment of form factors, some of which may have additional adverse side effects, such as vaping products. See also, “Our vape business is subject to uncertainty in the evolving vape market due to negative public sentiment and regulatory scrutiny.”

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

We believe that the cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis distributed to consumers. The perception of the cannabis industry and cannabis products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in Canada and in other countries relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or will be consistent with earlier publicity. Adverse scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our cannabis products. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

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

Failure to comply with safety, health and environmental regulations applicable to our operations and industry may expose us to liability and impact operations.

Safety, health and environmental laws and regulations affect nearly all aspects of our operations, including product development, working conditions, waste disposal, emission controls, the maintenance of air and water quality standards and land reclamation, and, with respect to environmental laws and regulations, impose limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Compliance with GMP requires satisfying additional standards for the conduct of our operations and subjects us to ongoing compliance inspections in respect of these standards in connection with our GMP certified facilities. Compliance with safety, health and environmental laws and regulations can require significant expenditures, and failure to comply with such safety, health and environmental laws and regulations may result in the imposition of fines and penalties, the temporary or permanent suspension of operations, the imposition of clean-up costs resulting from contaminated properties, the imposition of damages and the loss of or refusal of governmental authorities to issue permits or licenses to us or to certify our compliance with GMP standards. Exposure to these liabilities may arise in connection with our existing operations, our historical operations and operations that we may undertake in the future. We could also be held liable for worker exposure to hazardous substances and for accidents causing injury or death. There can be no assurance that we will at all times be in compliance with all safety, health and environmental laws and regulations notwithstanding our attempts to comply with such laws and regulations.

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

We may become subject to liability and harm arising from fraudulent or illegal activity by our employees, contractors, consultants and others.

We are exposed to the risk that our employees, independent contractors, consultants, service providers and licensors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional undertakings of unauthorized activities, or reckless or negligent undertakings of authorized activities, in each case on our behalf or in our service that violate: (i) government regulations, specifically Health Canada regulations; (ii) manufacturing standards; (iii) Canadian federal and provincial healthcare laws and regulations; (iv) Canadian federal and provincial privacy laws and regulations; (v) laws that require the true, complete and accurate reporting of financial information or data; (vi) United States federal laws banning the possession, sale or importation of cannabis into the United States and prohibiting the financing of activities outside the United States that are unlawful under Canadian or other foreign laws or (vii) the terms of our agreements with insurers. For example, we could be exposed to class action and other litigation, increased Health Canada inspections and related sanctions, the loss of current GMP compliance certifications or the inability to obtain future GMP compliance certifications, lost sales and revenue or reputational damage as a result of prohibited activities that are undertaken in the growing or production process of our products without our knowledge or permission and contrary to our internal policies, procedures and operating requirements.

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

We may experience breaches of security at our facilities, which could result in product loss and liability.

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

We may be subject to risks related to our information technology systems, including service interruption, cyber-attacks and misappropriation of data, which could disrupt operations and may result in financial losses and reputational damage.

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

There are a number of laws protecting the confidentiality of certain patient health information and other personal information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy rules under the Personal Information Protection and Electronics Documents Act (Canada), or PIPEDA, the European Unions’ General Data Protection Regulation, or the GDPR, and similar laws in other jurisdictions, protect medical records and other personal information of individuals. We collect and store personal information about our employees and customers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if we are found to be in violation of the privacy or security rules under PIPEDA or other laws protecting the confidentiality of patient health information, including as a result of data theft and privacy breaches, we could be subject to sanction, litigation and civil or criminal penalties, which could increase our liabilities and harm our reputation.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and information technology systems, such measures may not prevent such events. Significant disruption to our information technology system or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to expand our operations quickly enough to meet demand or successfully manage our operations beyond their current scale.

There can be no assurance that we will be able to manage our expanding operations, including any acquisitions, effectively, that we will be able to sustain or accelerate our growth or that such growth, if achieved, will result in profitable operations, that we will be able to attract and retain sufficient management personnel necessary for continued growth or that we will be able to successfully make strategic investments or acquisitions. This challenge has been compounded with the launch of multiple new form factors as a result of Cannabis 2.0. See also “We may not be able to successfully develop new products or commercialize such products.”

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

The cannabis industry continues to face significant funding challenges, and we may not be able to secure adequate or reliable sources of funding, which may impact our operations and potential expansion.

The continued development of our business will require significant additional financing, and there is no assurance that we will be able to obtain the financing necessary to achieve our business objectives. Our ability to obtain additional financing will depend on investor demand, our performance and reputation, market conditions, and other factors. Our inability to raise such capital could result in the delay or indefinite postponement of our current business objectives or our inability to continue to operate our business. On February 28, 2020, we entered into a senior secured credit facility with Bridging Finance Inc., for an aggregate principal amount of $59.6 million, as further amended on June 5, 2020, the “Senior Credit Facility.” On March 17, 2020, we issued Class 2 common stock, pre-funded warrants and warrants, resulting in net proceeds of approximately $85.3 million. There can be no assurance that additional capital or other types of equity or debt financing will be available if needed or that, if available, the terms of such financing will be favorable to us. See also “Our senior secured credit facility contains covenant restrictions that may limit our ability to operate our business.”

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

As of December 31, 2020, we had $306.3 million in aggregate principal indebtedness (refer to Notes 14 & 15) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

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

As of December 31, 2020, we identified a material weakness in one component of internal control as defined by COSO 2013 (Control Activities). In particular, we did not fully design and implement effective control activities based on the criteria established in the COSO framework. We have identified deficiencies that constitute a material weakness, either individually or in the aggregate. This material weakness is attributable to the following factors:

•	We did not have effective controls over the review procedures for balance sheet account reconciliations and manual journal entries.
•	We did not have effective controls over the completeness and accuracy of key spreadsheets and reports used in the measurement and valuation of inventory.
•	We did not have documented evidence of review procedures and did not have sufficient segregation of duties within our accounting function for Manitoba Harvest and the Portugal business unit.

Due to the existence of the above material weakness, management, including the CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Conflicts of interest may arise between us and our directors and officers as a result of other business activities undertaken by such individuals.

We may be subject to various potential conflicts of interest because some of our directors and executive officers may be engaged in a range of business activities. In addition, our directors and executive officers are permitted under their applicable agreements with us to devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us and subject to any contractual provisions restricting such activities. These business interests could require the investment of significant time and attention by our executive officers and directors. In some cases, our executive officers and directors, including our Chief Executive Officer and President, Brendan Kennedy and board member, Michael Auerbach, may have fiduciary obligations associated with business interests that interfere with their ability to devote time to our business and affairs, which could adversely affect our operations. Please refer to the section titled “Transactions with Related Persons” in our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2020, for further information.

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

Because a significant portion of our sales are generated in Canada and other countries outside the United States, fluctuations in foreign currency exchange rates could harm our results of operations.

The reporting currency for our financial statements is the United States dollar. We derive a significant portion of our revenue and incur a significant portion of our operating costs in Canada, as well as other countries outside the United States, including Europe and Australia. As a result, changes in the exchange rate in these jurisdictions relative to the United States dollar, may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the United States dollar against the Canadian dollar and the Euro, although as we expand internationally, we will be subject to additional foreign currency exchange risks. Because we recognize revenue in Canada in Canadian dollars and revenue in Europe in Euros, if either or both of these currencies weaken against the United States dollar it would have a negative impact on our Canadian and/or European operating results upon the translation of those results into United States dollars for the purposes of consolidation. In addition, a weakening of these foreign currencies against the United States dollar would make it more difficult for us to meet our obligations under the convertible notes. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

We may have exposure to greater than anticipated tax liabilities, which could seriously harm our business.

Our income tax obligations are based on our corporate operating structure and third-party and intercompany arrangements, including the manner in which we develop, value and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our international business activities, including the laws of the United States, Canada and other jurisdictions, are subject to change and uncertain interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology, intercompany arrangements, or transfer pricing, all of which could increase our worldwide effective tax rate and the amount of taxes that we pay and seriously harm our business. Taxing authorities may also determine that the manner in which we operate our business is not consistent with how we report our income, which could increase our effective tax rate and the amount of taxes that we pay and could seriously harm our business. In addition, our future income taxes could fluctuate because of earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws, regulations or accounting principles.

We are subject to regular review and audit by United States federal and state and foreign tax authorities. Any adverse outcome from a review or audit could seriously harm our business. In addition, determining our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that the amounts recorded in our financial statements are reasonable, the ultimate tax outcome relating to such amounts may differ for such period or periods and may seriously harm our business. Furthermore, due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions, we may be subject to significant changes in ways that impair our financial results. Our results of operations and cash flows could be adversely affected by additional taxes imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information for tax reporting purposes to various government agencies.

Risks Related to our Intellectual Property

We may be subject to risks related to the protection of our intellectual property rights and allegations that we are in violation of intellectual property rights of third parties.

The ownership, licensing and protection of trademarks, patents and intellectual property rights are significant to the success of our business. Unauthorized parties may attempt to replicate or otherwise obtain and use our products and technology. Policing and enforcing the unauthorized use of our current or future trademarks, patents or other intellectual property rights now or in the future could be difficult, expensive, time consuming and unpredictable. Identifying the unauthorized use of intellectual property rights is difficult as we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including unlicensed dispensaries and black-market participants, and the processes used to produce such products. Moreover, we may not be successful in any infringement proceeding.

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

We license certain intellectual property rights from third-party licensors, and the failure of the licensor to properly maintain or enforce their intellectual property rights could have an adverse effect on us.

We are party to a number of licenses, including with entities formerly affiliated with the former Privateer Holdings, Inc. (“Privateer Holdings”) that give us rights to use third-party intellectual property that is useful to our business. Our success will depend, in part, on the ability of the licensor to maintain and enforce its licensed intellectual property, in particular, those intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale or utilize substantially similar processes, which could have an adverse effect on us.

Any of our licensors may allege that we have breached our license agreement, whether with or without merit, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize certain products or services and have a material adverse effect on us.

We may not realize the full benefit of the clinical trials or studies that we participate in if we are unable to secure ownership or the exclusive right to use the resulting intellectual property on commercially reasonable terms.

Although we have participated in several clinical trials, we are not the sponsor of many of these trials and, as such, do not have full control over the design, conduct and terms of the trials. In some cases, for instance, we are only the provider of a cannabis study drug for a trial that is designed and initiated by an independent investigator within an academic institution. In such cases, we are often not able to acquire rights to all the intellectual property generated by the trials. Although the terms of all clinical trial agreements entered into by us provide us with, at a minimum, ownership of intellectual property relating directly to the study drug being trialed (e.g. intellectual property relating to use of the study drug), ownership of intellectual property that does not relate directly to the study drug is often retained by the institution. As such, we are vulnerable to any dispute among the investigator, the institution and us with respect to classification and therefore ownership of any particular piece of intellectual property generated during the trial. Such a dispute may affect our ability to make full use of intellectual property generated by a clinical trial.

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

We may not realize the full benefit of third-party licenses if the licensed material has less market appeal than expected or restrictions on packaging and marketing hinder our ability to realize the value, which may adversely impact profitability.

An integral part of our Canadian adult-use cannabis business strategy involves obtaining territorially exclusive licenses to produce products using various brands and images. As a licensee of brand-based properties, we have no assurance that a particular brand or property will translate into a successful adult-use cannabis product. Additionally, a successful brand may not continue to be successful or maintain a high level of sales. As well, the popularity of licensed properties may not result in popular products or the success of the properties with the public. Promotion, packaging and labelling of adult-use cannabis is strictly regulated. These restrictions may further hinder our ability to benefit from our licenses. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing current licenses or opportunities for potential new licenses. If we are unable to acquire or maintain successful licenses on advantageous terms, or to derive sufficient revenue from sales of licensed products, the profitability and success of our adult-use cannabis business may be adversely impacted.

Risks Related to Ownership of Our Securities

The price of our Class 2 common stock in public markets has experienced and may experience severe fluctuations.

The market price for our Class 2 common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the year ended December 31, 2020, the trading price of our Class 2 common stock ranged between a low sales price of $2.43 and a high sales price of $22.95 and included single day fluctuations as high as 64.13%. Additionally, during 2019, the trading price of our Class 2 common stock fluctuated between a low sales price of $15.57 and a high sales price of $106.00 per share. The market price of our Class 2 common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock, such as release of 11.0 million Class 2 shares on April 3, 2020, 19.5 million shares, in aggregate, of Class 1 and Class 2 common stock on June 5, 2020, and 7.0 million shares, of Class 2 common stock on December 14, 2020, each associated with the Downstream Merger; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; and (viii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets.

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

On April 3, 2020, we released 11.0 million shares of our Class 2 common stock, on June 5, 2020, we released 19.5 million shares, in aggregate, of our Class 1 and Class 2 common stock, and on December 14, 2020 we released 7.0 million shares of our Class 2 common stock from the restrictions under the Downstream Merger lock-up agreement. We cannot predict the effect, if any, that sales of those released shares or any future public sales of our securities or the availability of these securities for sale will have on the market price of our Class 2 common stock. In aggregate, 37.5 million shares of Class 1 and Class 2 common stock have been released from the lock-up restrictions of the Downstream Merger, representing approximately 50% of the originally locked-up shares (including for purposes of such percentage calculation shares that remain subject to escrow and/or subject to outstanding assumed stock options). The remaining 50% of the shares subject to the lock-up restrictions are required to be released on an equal quarterly basis over the following 12 months, unless we choose to release them on a more accelerated schedule. The release of the remaining portion of shares subject to the lock-up on the described schedule, or on a more accelerated basis, could put significant downward pricing pressure on our stock. If the market price of our Class 2 common stock were to drop as a result, this might impede our ability to raise additional capital and might cause our remaining stockholders to lose all or part of their investment.

The terms of our outstanding warrants may limit our ability to raise additional equity capital or pursue acquisitions, which may impact funding of our ongoing operations and cause significant dilution to existing stockholders.

On March 13, 2020, we entered into an underwriting agreement with Canaccord Genuity LLC relating to the issuance and sale of 7,250,000 shares of our Class 2 common stock, pre-funded warrants to purchase 11,750,000 shares of our Class 2 common stock and accompanying warrants to purchase 19,000,000 shares of our Class 2 common stock at a price to the public of $4.76 per share for Class 2 common stock and accompanying warrant and $4.7599 per pre-funded warrant and accompanying warrant. The accompanying warrants, or the warrants, became exercisable six months after the date of issuance. The issuance of shares of our Class 2 common stock and exercise of the pre-funded warrants thereafter resulted in an issuance of 19,000,000 additional shares of Class 2 common stock.

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

We may not have the ability to raise the funds necessary to settle conversions of the convertible notes in cash or to repurchase the convertible notes upon a fundamental change.

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

Certain jurisdictions may take positions adverse to investments in cannabis companies or to the investors themselves.

Certain jurisdictions may prohibit or restrict its citizens or residents from investing in or transacting with companies involved in the cannabis industry, even if such companies only conduct business in jurisdictions where cannabis is legal. For example, if an investor in the United Kingdom profits from an investment in a cannabis producer or supplier, such investment may technically violate the United Kingdom Proceeds of Crime Act 2002. Similar prohibitions or restrictions may apply in other jurisdictions where cannabis has not been legalized. In addition, such prohibitions and restriction may limit the ability to receive dividends if such dividends were to be declared in the future. However, no dividends on our Class 2 common stock have been paid to date and we do not anticipate that, for the foreseeable future, we will pay cash dividends on our Class 2 common stock.

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

General Risk Factors

We may not be able to maintain adequate insurance coverage, the premiums may not continue to be commercially justifiable, and coverage limitations or exclusions may leave us exposed to uninsured liabilities.

We currently have insurance coverage, including product liability insurance, protecting many, but not all, of our assets and operations. Our insurance coverage is subject to coverage limits and exclusions and may not be available for all of the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities, including potential product liability claims, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that could impede our liquidity, profitability or solvency.

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur prior to our IPO. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules implemented by the SEC and the Nasdaq Global Select Market, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and establish and maintain effective disclosure and financial controls and corporate governance practices. Effective January 1, 2020, we became a “large accelerated filer” under SEC reporting rules and are required to file our annual report and quarterly reports more quickly than we previously had been required to file them, which may require us to dedicate additional resources to the timely filing of such reports. In addition, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our Internal Controls over Financial Reporting (“ICFR”), which must be accompanied by an attestation report on ICFR issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have documented and evaluated our ICFR, which has been both costly and challenging. Our existing management team has and will continue to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

Tax and accounting requirements may change in ways that are unforeseen to us and we may face difficulty or be unable to implement or comply with any such changes.

We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. We currently have international operations and plan to expand such operations in the future. These operations, and any expansion thereto, will require us to comply with the tax laws and regulations of multiple jurisdictions, which may vary substantially. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we fail to comply.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in Nanaimo, British Columbia. Our Nanaimo campus is comprised of one manufacturing and R&D facility which we own, and one leased building used for office space. We also have manufacturing locations owned or leased, located in Enniskillen and London, Ontario, as well as in Ste. Agathe and Winnipeg, Manitoba. While we announced the closure of our manufacturing facility in Leamington, Ontario on May 26, 2020, we have elected to maintain ownership of such property for possible future use. In Cantanhede, Portugal, we own one manufacturing location and land adjacent to this facility for future expansion. We also have leased office space in Seattle, Washington, Minneapolis, Minnesota, Toronto, Ontario and Berlin, Germany used for general corporate and administrative purposes. We believe our facilities and committed leased space are currently adequate to meet our needs. As we continue to expand our operations, we may need to lease additional or alternative facilities.

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

Tilray Inc. Reorganization Litigation (Delaware)

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

On March 4, 2020, the Court of Chancery entered an order consolidating the two cases and designating the complaint in the Braun/Noorian action as the operative complaint. The operative complaint asserts claims for breach of fiduciary duty against Kennedy, Groh, Blue, and Privateer Evolution (the “Privateer Defendants”) for alleged breaches of fiduciary duty in their alleged capacities as Tilray’s controlling stockholders and against Kennedy, Greenwood, and Auerbach for alleged breaches of fiduciary duties in their capacities as directors and/or officers of Tilray in connection with the Downstream Merger. The operative complaint alleges that the Privateer Defendants breached their fiduciary duties by causing Tilray to enter into the Downstream Merger and Tilray’s Board to approve that Downstream Merger, and that Defendants Kennedy, Greenwood, and Auerbach breached their fiduciary duties as directors by approving the Downstream Merger. Plaintiffs allege that the Downstream Merger gave the Privateer Defendants hundreds of millions of dollars of tax savings without providing a corresponding benefit to Tilray and its minority stockholders and that the Downstream Merger unfairly transferred and extended Kennedy, Blue, and Groh’s control over Tilray. On July 17, 2020, the stockholder plaintiffs filed an amended complaint asserting substantially similar claims. On August 14, 2020, Tilray and all defendants moved to dismiss the amended complaint. On October 14, 2020, in light of the Plaintiffs’ statement that certain actions may have mooted some of their claims related to the alleged unfair extension of control over Tilray, the Court entered an order adjourning the planned November 4, 2020 hearing and removing the pending deadlines for briefing on the motions to dismiss. The hearing was rescheduled to February 5, 2021. On February 5, 2021, the Court held a hearing on those Motions and reserved judgment. On December 11, 2020, Defendants filed a motion to dismiss Plaintiffs’ claims that the Downstream Merger improperly perpetuated or extended Kennedy, Blue, and Groh’s alleged control as moot in light of the automatic conversion of Tilray’s Class 1 common stock to Class 2 common stock. The parties have not yet agreed to a schedule on the briefing for that motion, but, at the February 5, 2021 hearing, the Plaintiffs agreed that their perpetuation of control claims are moot and stated that they intend to move for a fee award in connection with those claims. The defendants believe the claims in this case are without merit, and intend to defend this case vigorously, but there are no assurances as to its outcome.

Securities Litigation

On May 4, 2020, a lawsuit was filed by plaintiff Ganesh Kasilingam in the United States District Court for the Southern District of New York, against Tilray, Inc., Brendan Kennedy and Mark Castaneda, on behalf of himself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Kasilingam litigation”). The complaint alleges that Tilray and the individual defendants overstated the anticipated advantages of the Company’s revenue sharing agreement with Authentic Brands Group (“ABG”), announced on January 15, 2019, and that the plaintiffs suffered losses when Tilray’s stock price dropped after Tilray recognized an impairment with respect to the ABG deal on March 2, 2020. On August 6, 2020 the court entered an order appointing Saul Kassin as Lead Plaintiff and The Rosen Law Firm, P.A. as Lead Counsel. Lead Plaintiff filed an amended complaint on October 5, 2020. The Amended Complaint asserts the same Sections 10(b) and 20(a) claims against the same defendants on largely the same theory, and includes new allegations that the Company’s reported inventory, cost of sales, and gross margins in its financial reports during the class period were false and misleading because Tilray improperly recorded unsellable “trim” as inventory and understated the cost of sales for its products. The Defendants filed a motion to dismiss the Amended Complaint in its entirety on December 4, 2020. Plaintiff’s opposition to defendant’s Motion to Dismiss was filed on January 25, 2021. The Company and the individual defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Shareholder Derivative Lawsuits

On April 10, 2020, a shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York (EDNY) by Chad Gellner, Matthew Rufo, and Melvyn Klein, allegedly on behalf of Tilray, Inc., that piggy‐backs on the Kasilingam litigation referenced above. It named the Board of Directors and Mark Castaneda as defendants. The theory of the lawsuit was that the board failed to prevent the alleged securities law violations asserted in the Kasilingam litigation. On May 29, 2020, a second shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York (SDNY) by Bo Hu asserting essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative action. And on June 16, 2020, the plaintiffs in the Gellner derivative action voluntarily dismissed that lawsuit in the EDNY and re‐filed it in the SDNY. The plaintiffs in the two derivative actions in the SDNY have agreed with nominal defendant Tilray and the individual defendants to consolidate the actions, and have submitted the stipulation to the court for approval.

On June 5, 2020 a third shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware (DDE) by Lee Morgan, again alleging essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative actions. On November 3, 2020, the court in the Morgan action entered a stipulated stay pending developments in the securities class action pending in the SDNY. On December 21, 2020 a fourth shareholder derivative lawsuit was filed in the DDE by Donald Kisselbach, again alleging essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative actions. The Company and the individual defendants expect that the parties to the Morgan and Kisselbach litigations will agree to consolidate and stay those actions until the motion to dismiss the Kasilingam litigation is decided. The Company and the individual defendants believe the claims are without merit, and intend to defend vigorously against them.

Wyckoff Arbitration

On February 16, 2020, Wyckoff Farms (“Wyckoff”), a cannabinoid supplier to Tilray, emailed a demand for assurance of performance of the March 20, 2019 Cannabinoid Supply Agreement (“Supply Agreement”). Wyckoff stated that it believes that Tilray has anticipatorily breached its obligations under the Supply Agreement, which contemplated a five (5) year term, with an express minimum crop obligation during the first crop year for 2019-2020. Wyckoff demanded assurance that Tilray take delivery of and purchase at least 13,000 KG of product for the 2019/2020 crop year at a price of $4,600 KG of product (total purchase price $59,800,000). Wyckoff also claimed that the minimum quantity purchase obligation continued for the remaining crop years, which Tilray disputes. Tilray responded that it is within its rights under the Supply Agreement, that the contract’s only minimum purchase obligation is for the 2019/2020 crop year, and also invoked the contractual force majeure provision in light of the impacts of FDA action related to hemp-derived CBD, as well as the COVID-19 pandemic. On March 5, 2020, Wyckoff submitted the dispute to binding arbitration before the American Arbitration Association (AAA) in Benton County Washington, to which Tilray responded with an Answer on March 26, 2020, disputing Wyckoff’s claims. The parties are currently in discovery, and the arbitration is set for hearing April 19-30, 2021.

Zenabis Arbitration

On June 19, 2020 High Park Holdings Ltd. (“High Park”), a wholly-owned subsidiary of Tilray, Inc., commenced a confidential arbitration against Zenabis Ltd. (“Zenabis”). The arbitration relates to certain payments and obligations under a Prepaid Supply Agreement between Zenabis and High Park. High Park was seeking approximately CAD $24 million, as well additional unquantified damages and related contractual relief. In February

2021, the parties mutually agreed to settle this matter as set forth in a Settlement and Release Agreement. Pursuant to such Settlement Agreement, upon receipt by Tilray of the agreed upon settlement amount, the parties agreed to withdraw from the arbitration proceedings and to release the other party from all past, present and future claims arising out of the Prepaid Supply Agreement and the arbitration proceeding.

Langevin Canada Class Action

On June 16, 2020, Lisa Langevin commenced a purported class action in the Alberta Court of Queen’s Bench, on her behalf and on behalf of a proposed class of all medicinal and recreational users in Canada of the defendants’ cannabis products who consumed the products before their expiry date. She alleges that the defendants, including Tilray, marketed medicinal and recreational cannabis products in circumstances where the defendants misrepresented the amount of Tetrahydrocannabinol (THC) or Cannabidiol (CBD) in their respective products. As a result of the defendants’ alleged mislabeling of the cannabis products it is claimed that the plaintiff and proposed class members did not receive and consume the product that they believed that they had purchased and that this caused them loss, risk of injury and actual injury. Ms. Langevin claims that on February 13, 2020 she purchased Canaca – TenUp manufactured and distributed by Tilray. She had it tested and allegedly found that it only contained 43% of the claimed amount of THC. The Statement of Claim seeks $500,000,000 in damages and restitution and $5,000,000 in punitive damages plus interest and costs collectively from the defendants. On July 20, 2020 Plaintiff filed an Amended Amended Statement of Claim, and on December 4, 2020 the Plaintiff delivered a Third Amended Statement of Claim. We plan to vigorously defend against this action.

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

Holders

As of February 17, 2021, there were approximately 641 holders of record of our Class 2 common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

On August 10, 2020, the Company issued 202,224 shares of its Class 2 common stock in connection with the termination of a supply contract with an unrelated third party. The issuance of the Class 2 common stock described above was exempt from registration under Section 4(a)(2) of the Securities Act 1933, as amended, as a transaction by an issuer not involving a public offering.

On November 20, 2020, the Company issued 10,932,222 shares of its Class 2 Common stock in connection with the repurchase of a portion of 5.00% Convertible Senior Notes due 2023. The issuance of the Shares under the Exchange Agreements is being made pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), only to investors that qualified as “qualified institutional buyers” (as such term is defined under the Securities Act) or large institutional investors.

On November 25, 2020, the Company issued 6,407,355 shares of its Class 2 Common stock in connection with the repurchase of a portion of 5.00% Convertible Senior Notes due 2023. The issuance of the Shares under the Exchange Agreements is being made pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), only to investors that qualified as “qualified institutional buyers” (as such term is defined under the Securities Act) or large institutional investors.

On December 30, 2020, the Company issued 84,394 shares of its Class 2 common stock in connection with the termination of employment contracts. The issuance of the Class 2 common stock described above was exempt from registration under Section 4(a)(2) of the Securities Act 1933, as amended, as a transaction by an issuer not involving a public offering.

Stock Performance Graph

The following graph reflects the cumulative total return to our stockholders during the period from July 19, 2018 through December 31, 2020 in comparison to the indicated indexes. The results assume that $100 was invested on July 19, 2018 in our Class 2 common stock and each of the indicated indexes.

	July 18,	December 31,
	2018	2018	2019	2020
Tilray Inc.	$100.00	$414.94	$100.76	$48.59
Nasdaq Composite	$100.00	$84.79	$114.66	$164.70
Horizons Marijuana Life Sciences Index	$100.00	$85.52	$52.15	$46.96

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part II, Item 8 of this Form 10-K in this Annual Report for the fiscal year ended December 31, 2020 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward -looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Annual Report on Form 10-K and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other SEC and Canadian public filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Amounts are presented in thousands of United States dollars, except for shares, warrants, per share data and per warrant data or as otherwise noted. The Canadian dollar (“C$”) equivalents presented are derived using the average exchange rate during the reporting period. Amounts are individually converted by multiplying the United States dollar to Canadian dollar rate to determine the Canadian dollar amount.

Overview

Our vision is to build the world’s most trusted and valuable cannabis and hemp company. We are pioneering the future of medical, wellness and adult-use cannabis and hemp research, cultivation, processing and distribution, globally. We are one of the leading suppliers of adult-use cannabis in Canada, medicinal cannabis in Germany, and a leading supplier of hemp products in North America.

We have supplied high-quality medical cannabis products to tens of thousands of patients in fifteen countries spanning five continents through our subsidiaries in Australia, Canada, Germany, Latin America and Portugal, and through agreements with established pharmaceutical distributors. We cultivate medical and adult-use cannabis in Canada and medical cannabis in Portugal. We only operate in countries where cannabis or hemp-derived cannabinoids are legal, and are permitted under all applicable federal, state, provincial and local laws.

We are witnessing a global paradigm shift regarding regulatory and consumer sentiment about cannabis and hemp. This shift is transforming a multibillion-dollar industry from a state of prohibition to one of legalization. medical cannabis is now authorized at the national or federal level in forty-two countries. The legal market for medical cannabis is still in its early stages and we believe the number of countries with legalized regimes will continue to increase over time. As this transformation occurs, we believe trusted global brands with multinational supply chains will become market leaders by earning the confidence of patients, doctors, governments, and adult consumers around the world.

We are a leader in the Canadian adult-use market. We have agreements to supply certain provinces and territories with our adult-use products for sale through their established retail distribution systems. Adult-use legalization occurred in Canada on October 17, 2018. On October 17, 2019, the Canadian adult-use regulations were amended to permit the sale of new classes of cannabis products including edibles, beverages and vape products.

During the year ended December 31, 2020, in an effort to better align our cost structure with the current business environment, we reduced headcount in different areas of the organization. We eliminated a total of 529 positions with an expected annualized savings impact, net of severance costs, of $40 million. In addition to headcount reductions, we took actions to increase operating efficiencies which will result in additional annualized cost savings of approximately $17 million, for a total of approximately $57 million annualized cost savings versus our Q4 2019 annualized run rate cost structure. We continue to evaluate our cost structure in light of evolving business conditions and COVID-19 and may take additional actions if deemed appropriate.

During the year ended December 31, 2020, we issued 16,131,487 shares of Class 2 common stock for gross proceeds of approximately $127 million under the at-the-market equity offering program.

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

On March 17, 2020, we closed an underwritten registered offering of 7,250,000 shares of Class 2 common stock for $4.76 per share and 11,750,000 pre-funded warrants for $4.7599 (the “pre-funded warrants”) accompanied by 19,000,000 warrants with an exercise price of $5.95. The pre-funded warrants have an exercise price per share of Class 2 common stock of $0.0001 and were exercisable at any time after their original issuance and expire on the fifth anniversary date of issuance. The pre-funded warrants were exercised in full during March 2020. The 19,000,000 warrants (the “warrants”) have an exercise price of $5.95 and allow the holder to purchase 19,000,000 shares of the Company’s Class 2 common stock. All 19,000,000 warrants remained outstanding as of December 31, 2020, and are exercisable at any time after the first trading day following the six-month anniversary of the issuance and will expire on the fifth anniversary date from the date they become exercisable. Our net proceeds (exclusive of any warrant exercise proceeds) from this offering was $85.3 million (gross proceeds of $90.4 million). As of February 19, 2021, 12,666,000 warrants have been exercised, for gross proceeds of $75,362,700.

On May 26, 2020, we announced our decision to close our High Park Gardens Facility, a wholly-owned subsidiary of the Company based in Leamington, Ontario due to the current economic climate and the high cost of production at the facility. At that time, we concluded that the assets attributable to High Park Gardens met the criteria for classification as assets held for sale and that the closure did not represent a strategic shift that would have a major impact on our Company’s business plan or its primary markets, and, therefore, did not qualify as a discontinued operation. On December 16, 2020, we made a decision to discontinue marketing the High Park Gardens Facility and to retain the disposal group for future operations. On December 16, 2020, we reclassified the assets to be held and measured at fair value in the Company’s cannabis segment. No assets were classified as held for sale as of December 31, 2020 or December 31, 2019.

Due to the initial closure of High Park Gardens in June 2020, we incurred termination costs of $0.3 million related to severance, which are included within general and administrative expenses, recorded total non-cash charges of $25.5 million, which included $13.6 million related to the write down of land and buildings upon characterizing them as assets for sale and valuing them at their fair value less normal selling costs, $1.8 million of inventory valuation adjustments related to the destruction of unharvested flower, and $10.2 million related to the write down of the acquired cultivation license. On December, 16 2020, when the Company reclassified the assets of the High Park Gardens facility to held and used, the Company recognized additional impairment charges of $2.9 million relating to land and buildings (refer to Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 3, “Assets reclassified from held for sale to held and used”) recorded to impairment of assets within the statements of net loss and comprehensive loss to adjust to the fair values of the respective assets.

On November 24, 2020, we entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of our 5.00% Convertible Senior Notes due 2023 (the “Notes”). Under the terms of the Exchange Agreements, the holders agreed to exchange an aggregate principal amount of approximately $124.3 million of Notes plus accrued interest held by them in exchange for an aggregate of 10,932,222 shares of our Class 2 common stock. Effectively, we agreed to repurchase a portion of the outstanding Notes at a 36% discount to their face value using shares issued at our most recent closing market price on November 20, 2020 ($7.36 per share).

On November 25, 2020, we entered into additional Exchange Agreements with certain holders of the Notes. Under the terms of the Exchange Agreements, the holders agreed to exchange an aggregate principal amount of approximately $72.9 million of Notes plus accrued interest held by them in exchange for an aggregate of 6,407,355 shares. Effectively, we agreed to repurchase a portion of the outstanding Notes at a 42% discount to their face value, using shares issued at our most recent closing market price on November 23, 2020 ($6.68 per share).

On December 15, 2020, we entered into an Arrangement Agreement (the “Arrangement Agreement” with Aphria Inc. (“Aphria”), pursuant to which Tilray will acquire all of the issued and outstanding common shares of Aphria pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, each outstanding common share of Aphria outstanding immediately prior to the effective time of the Arrangement will be transferred to Tilray in exchange for 0.8381 of a share (of Tilray Class 2 common stock). The obligations of Tilray and Aphria to consummate the Arrangement are subject to customary conditions, including, but not limited to, (a) obtaining the required approvals of Tilray’s and Aphria’s shareholders, (b) obtaining an interim order and final order from the Ontario Superior Court of Justice approving the Arrangement, (c) the absence of any injunction or similar restraint prohibiting or making illegal the consummation of the Arrangement or any of the other transactions contemplated by the Arrangement Agreement, (d) the required regulatory approvals having been obtained, (e) no material adverse effect having occurred, (f) subject to certain materiality exceptions, the accuracy of the representations and warranties of each party and (g) the performance in all material respects by each party of its obligations under the Arrangement Agreement. The Arrangement is expected to close in the second quarter of calendar year 2021 following the receipt of such regulatory approvals, as well as court approval of the Arrangement.

COVID-19

The public health crisis caused by COVID-19 and the measures taken and continuing to be taken by governments, businesses and the public have, and we expect will continue to have, certain negative impacts on our business operations, and could have a material adverse effect on our business, results of operations and financial condition. Due to COVID-19, governments have imposed restrictions on travel and business operations, temporarily closed businesses, and implemented quarantines and shelter-in-place orders. Consequently, the COVID-19 pandemic has negatively impacted global economic activity, caused significant volatility and disruption in global financial markets, and generally introduced significant uncertainty and unpredictability throughout the world.

We believe the restrictions on, or temporary closure of, retail cannabis outlets in response to COVID-19 negatively impacted sales of adult-use cannabis products in 2020. However, this was likely offset by the increase in retail outlets in Canada and our introduction of new products which resulted in a net increase in annual revenue for this product channel in 2020. As a result of ongoing COVID-19 related restrictions on retail cannabis stores we may experience declining demand for adult-use products and may not be able to offset the impact in other ways. Due to the COVID-19 related challenges faced by patients accessing clinics and doctors for prescriptions for our medical products, we experienced a drop in new registrations for medical cannabis products in Canada. Declining demand for medical cannabis products may continue to impact our medical cannabis business in Canada and internationally.

We continue to operate our manufacturing facilities at normal production levels while the administrative offices remain largely closed, with staff working remotely. We have taken all recommended actions to protect public health and the health and safety of employees and will re-open our administrative offices subject to, and in accordance with, local rules and regulations.

During the year ended December 31, 2020, we did not apply nor receive any COVID-19 related government funding or incur charges that are clearly relatable to COVID-19.

Due to the ongoing developments and uncertainty related to COVID-19, we are unable to predict the continuing impacts on our operational and financial performance. The nature and extent of the impacts depend on many factors outside our control, including, the timing, extent, and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for our products. Our current forecasts show our cash balances will be sufficient to satisfy our working capital needs, debt payments, and general liquidity requirements.

Business Segments

We report our operating results in two segments: (i) Cannabis (licensed) and (ii) Hemp (unlicensed). The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting. Our Cannabis segment sales consists of adult-use, medical, and bulk sales of cannabis under regulated licenses. Our products are sold to retailers, wholesalers, pharmacies, governments, and direct to patients. Our Hemp segment sales consist of hemp seed, hemp foods, and broad-spectrum hemp extract containing CBD that are sold to retailers, wholesalers, and direct to consumers.

We evaluate the financial results of these segments focusing primarily on segment revenue and gross profit or loss. We utilize segment revenue, gross profit, and segment income (loss) from operations, because we believe they provide useful metrics for effectively allocating our resources between segments, evaluating the health of our business segments and providing management information it can use to actively manage the business.

Key Operating Metrics

We use the following key operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.

Other companies, including companies in our industry, may calculate key operating metrics with similar names differently which may reduce their usefulness as comparative measures.

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	Qty/$	%	Qty/$	%
Kilogram equivalents sold- cannabis	29,232	35,380	6,478	(6,148)	(17)%	28,902	446%
Kilograms harvested - cannabis	32,690	50,144	11,022	(17,454)	(35)%	39,122	355%
Thousand units sold - hemp products	9,864	7,826	—	2,038	26%	N/A	N/A
Average net selling price per gram - cannabis	$4.57	$3.01	$6.63	$1.56	51%	$(3.62)	(55)%
Average cost per gram sold - cannabis	$3.24	$2.36	$3.73	$0.88	37%	$(1.37)	(37)%
Average gross selling price per unit -hemp products	$7.79	$7.65	$—	$0.14	2%	N/A	N/A

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

Total kilogram equivalents sold decreased 17% during 2020 compared to 2019 generally due to a reduction in bulk sales which was partially offset by increases in all other segments. We expect continued increases in kilogram equivalents grams sold as we generate sales growth in our key cannabis businesses; adult-use and international medical. Going forward we will pursue opportunistic bulk sales as we manage our product mix and optimize margins. Total kilogram equivalents sold increased in 2019 from 2018, primarily due to increased bulk, adult-use, and international medical sales.

Kilograms harvested - cannabis. Kilograms harvested represents the weight of dried whole plants post-harvest, drying and curing. This operating metric is used to measure the production efficiency of our facilities and production team.

Total kilograms harvested decreased by 35% during 2020 compared to 2019 partially due to the closure of our High Park Gardens cannabis greenhouse production operation and partially due to the timing of harvests in

Portugal during 2020 compared to 2019. It is our expectation that harvested quantities for comparable facilities will fluctuate as we continually work to align production with sales growth, optimize the use of each of our facilities based on market demand, and as we continue to realize efficiencies in our growing processes resulting from our capital investments.

After the June 2020 shut down of our facility at High Park Gardens, a licensed cannabis facility in Leamington, Ontario, our current production and manufacturing footprint in Canada is approximately 0.7 million square feet and our footprint in Portugal is approximately 2.6 million square feet, for a total of 3.3 million square feet worldwide. Our current growing space in Portugal is made up of 20 hectares of outdoor growing space in Alentejo, 1 hectare of greenhouse and 4 hectares of outdoor growing space in Cantanhede, and 65,000 square feet of manufacturing, processing, research, and office space in Cantanhede. We are currently under construction to complete an additional 3.4 hectares of greenhouse in Cantanhede during early 2021. Due to COVID-19, we have experienced minor construction delays and there is some uncertainty about the final completion date of the additional growing space. If we are unable to complete construction in a timely manner due to COVID-19, we may not achieve all our expected harvests and production which may negatively impact our international sales. We are actively working with our contractors to maintain appropriate COVID-19 protections at our construction site in an effort to complete construction in a timely manner.

Total kilograms harvested increased during 2019 compared to 2018 by 355% primarily due to ramping up additional operational capacity at new production facilities and the acquisition of Natura Naturals Holdings Inc. (“Natura”).

Thousand units sold – hemp products. As a result of the acquisition of FHF Holdings Ltd. (“Manitoba Harvest”) in February 2019, we sell hemp products such as shelled hemp seed, ground hemp, and broad spectrum hemp extract containing CBD, and hemp seed oil, all of which are tracked by individual units.

Hemp products sold during 2020 increased 26% from 2019. The increase was partially due to increased promotional activity and partially attributable to the fact that the 2019 period only reflected the post-acquisition ten months activity while the 2020 period reflects a full year of hemp products sold. Looking forward, the number of units sold is likely to decline as some of our large format retail customers shift to larger size private label offerings.

Average net selling price per gram - cannabis. The average net selling price per gram is an indicator of our pricing trends over time on a gram equivalent basis and is impacted by sales mix, channel and product type. We exclude revenue associated with hemp products, accessories, and freight sales, to arrive at cannabis-related revenue. We calculate average net selling price per gram by dividing total cannabis-related revenue by total kilogram equivalents sold. As Cannabis 2.0 products become a larger percentage of our mix, and because Cannabis 2.0 products include more value-added activities and the cannabis inputs will be a lower portion of the overall cost and value of the products, we may change this operating metric from per gram to per unit measures in the future.

The average net selling price per gram increased 51% in 2020 compared to 2019 due to a shift in distribution channels and product mix. International medical markets sales generally command a higher price per gram than adult use and medical sales in Canada and we experienced an increase in the proportion of international medical sales during the year; 23% versus 12% compared to the same period in 2019. Additionally, higher-priced Cannabis 2.0 products, which did not exist in the comparable period in 2019, continued to grow as a percentage of our adult-use business.

We generally expect our average selling price per gram to continue to increase over time as our international medical cannabis sales continue to grow. However, due to COVID-19, if international sales are not realized or if construction of our new greenhouse space in Portugal is delayed we may not fully realize our expected increase in sales price because we may not have sufficient scale or product at the potency level needed to supply our growing international medical sales business.

The average net selling price per gram increased during 2019 compared to 2018 due to a shift in distribution channels and product mix.

Average cost per gram sold - cannabis. The average cost per gram sold measures the efficiency of our cultivation, manufacturing and fulfillment operations. We exclude hemp products, inventory valuation adjustments and the cost of sales related to accessories from total cost of sales to arrive at cannabis-related cost of sales. Cannabis-related cost of sales is then divided by total kilogram equivalents sold to calculate the average cost per gram sold. As Cannabis 2.0 products become a larger percentage of our mix, and because the Cannabis 2.0 products include other input costs that can be a greater portion of the unit cost than the cannabis ingredients, we may change this operating metric from per gram to per unit measures in the future.

The average cost per gram sold increased 37% during 2020 compared to 2019 partially due to fewer kilograms sold as a result of reduced bulk sales, increased sales of Cannabis 2.0 products that have higher costs than dried flower, and partially due to limited absorption of costs at our facility in Portugal as we brought new growing capacity on line. We expect to see improvement in our cost per gram as the full benefit of our cost reductions, including the closure of growing operations at High Park Gardens which was a relatively high cost facility to operate, are realized and as we generate more throughput and cost absorption at our facility in Portugal. However, as Cannabis 2.0 products become a larger portion of our mix, and while these products will result in better throughput and cost absorption at our High Park Holdings processing facility, we may see fluctuations in our cost per gram as our product mix changes in order to meet customer demand.

The average cost per gram sold decreased during 2019 compared to 2018 primarily the result of improved harvest quantities. In 2018, all the products sold were primarily from Tilray Canada, a GMP indoor grow facility, compared to three greenhouses in operation during 2019.

Average gross selling price per unit – hemp products. The average gross selling price per unit is an indicator of our pricing trends over time on a unit basis for our hemp products and is impacted by sales mix, channel and product type. We exclude revenue associated with cannabis, accessories and freight sales to arrive at hemp product-related revenue. We calculate average gross selling price per unit by dividing hemp product-related revenue by units sold.

The average gross selling price per unit for hemp products increased by 2% during 2020 from 2019, as the mix of products sold favored larger sizes and organic product sales versus non-organic. Going forward, this trend may continue as some large format retail customers shift to larger size private label offerings.

Factors Impacting our Business

We believe our future success will primarily depend on the following factors:

Global medical market expansion. We have a significant opportunity to capitalize on cannabis markets globally as medical cannabis becomes legal in more markets. Medical cannabis is now authorized at the national or federal level in 42 countries. We have a production footprint in North American and Europe that will allow us to efficiently respond to the expansion of the medical cannabis market globally. We have also established regional offices in Portugal, Germany and Australia and invested significant resources in personnel, partnerships and in-country sales and marketing to build the foundation for new and existing export channels. Our products have been made available in 17 countries, and we will continue to explore market expansion opportunities as more countries legalize medical cannabis.

Adult-use expansion in Canada. The legalization of the adult-use cannabis market in Canada, and the expansion of the adult-use cannabis market to include new form factors (edibles, beverages and vape products), represents another significant opportunity. We have invested, and will continue to invest, significant resources into production capacity, brand development, business development and corporate infrastructure so we can serve the current and future adult-use market in Canada.

Expanding Household Penetration. We acquired the Manitoba Harvest business in February 2019, which is a leading provider of hemp seeds and related food products that are sold in over 16,000 retail locations in the United States and Canada. The household penetration of hemp seed products is approximately 4.5% in Canada and roughly 1.5% in the United States. Hemp seed products have been available in Canada for a longer period of time relative to the United States and we believe that creating awareness of the wellness benefits of these products provides an opportunity to increase household penetration in the United States. Additionally, the household penetration of broad-spectrum hemp oil containing CBD in the United States is at its early stages and we believe there is significant opportunity to expand our presence in this relatively new product category.

Expanding capacity. At this early stage of the industry, we believe it is beneficial to be vertically integrated and control our entire production process to generate consistency and quality on a large scale. As we expand into new and existing markets, we may need to invest additional resources into cultivation and production facilities, which may require us to raise additional capital.

New product innovation. We believe there is a significant market opportunity for non-combustible products as global medical markets mature. In certain developed cannabis markets, non-combustible products have surpassed dried flower on a market share basis. We believe our success will depend on our ability to continually develop, introduce, and leverage non-combustible products and brands, which we believe will have higher gross profits compared to combustible products.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). A detailed discussion of our significant accounting policies can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 2, “Summary of Significant Accounting Policies”, and the impact and risks associated with our accounting policies are discussed throughout this Form 10‑K and in the Notes to the Consolidated Financial Statements. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) COVID-19 related judgments and estimates, (ii) revenue recognition, (iii) valuation of inventory, (iv) impairment of goodwill and indefinite life intangible assets, (v) stock-based compensation, (vi) business combinations and goodwill, (vii) leases, and (viii) warrants. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. Actual results could differ materially from these estimates.

(i)	COVID-19 related judgments and estimates

The unprecedented nature of the COVID-19 pandemic and its impact results in uncertainty about future market conditions, the impacts on our business, and consequently, the assumptions we use to develop forecasts of business performance. As a result, significant judgments and estimates have been made in the qualitative and quantitative impairments and the going concern assessments at December 31, 2020. There is no guarantee that our total revenues will grow or remain at similar levels during 2021. Depending on conditions, we may have to review our assumptions which may result in additional adjustments or impairments of assets. Additionally, if COVID-19 continues to negatively impact business conditions around the globe and in our key markets, we may need to further adjust our operations and headcount during the coming periods.

(ii)	Revenue recognition

Revenue is recognized when the control of the promised goods, through performance obligation, is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligations. We generate substantially all our revenue from the sale of cannabis and hemp products through contracts with customers, relationships with wholesalers and distributors, and sales of product direct to consumers. Cannabis and hemp products are sold through various distribution channels. Revenue is recognized when the control of the goods is transferred to the customer, which occurs at a point in time, typically upon delivery to or receipt by the customer, depending on shipping terms. In determining the transaction price for the sale of goods, we consider the effects of variable consideration. Some contracts for the sale of goods may provide customers with a right of return, volume discount, bonuses for volume/quality achievement, or sales allowances. In addition, we may provide in certain circumstances, a retrospective price reduction to a customer based primarily on inventory movement. These items give rise to variable consideration. We use historical evidence, current information and forecasts to estimate the variable consideration. The requirements in ASC 606 on constraining estimates are applied to determine the amount of the variable consideration.

(iii)	Valuation of inventory

Inventory is comprised of raw materials, work-in-progress and finished goods. Cannabis and hemp costs include expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Refer to Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 2, “Summary of Significant Accounting Policies” for further details on our inventory cost policy. At the end of each reporting period, we perform an assessment of inventory and record inventory valuation adjustments for excess and obsolete inventories based on our estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. A reserve is estimated to ensure the inventory balance at the end of the year reflects our estimates of product we expect to sell in the next twevle months. Changes in the regulatory structure, lack of retail distribution locations or lack of consumer demand could result in future inventory reserves.

(iv)	Impairment of goodwill and indefinite life intangible assets

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

(v)	Stock-based compensation

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

(vi)	Business combinations and goodwill

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

(vii)	Leases

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

Right-of-use assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the term. As most of our leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments. We make estimates in determining the incremental borrowing rates.

(viii)	Warrants

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

Recent Accounting Pronouncements Not Yet Adopted

Refer to Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 2, “Summary of Significant Accounting Policies”, for a description of recent accounting pronouncements not yet adopted related to income taxes, investments and convertible debt. We are currently evaluating the effect of adopting recent accounting pronouncements on our financial statements.

Components of Results of Operations

Revenue - cannabis

Revenue is comprised of sales to patients through the medical program under the Cannabis Regulations, wholesale of bulk and finished product to other Licensed Producers under the Cannabis Regulations, wholesale of finished product to provinces and provincially regulated distributors under the Cannabis Act and applicable provincial legislation, and export sales to third-party distributors, hospitals, pharmacies and patients. Our products currently include: whole flower, ground flower, edibles, broad-spectrum cannabis oils and capsules, purified cannabis oils and capsules and accessories. Revenue is net of incentives, after discounts, returns and allowances for our assurance program and veterans coverage program.

Revenue - hemp

Revenue is comprised of sales to retailers, wholesalers or direct to consumers of finished product and export sales to third-party distributors or retailers. Our products currently include hemp: seeds, protein powder, oil, granola, bars, milk, and broad spectrum hemp extract containing CBD in tincture and capsule form.

Cost of sales - cannabis

Cost of sales is mainly comprised of three categories: pre-harvest, post-harvest and shipment and fulfillment. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, manufacturing, extracting, purifying, quality testing, and any associated allocated overhead. Shipment and fulfillment costs include the costs of packaging, labelling, courier services and any associated allocated overhead. Total cost of sales also includes cost of sales associated with accessories and inventory adjustments.

Cost of sales - hemp

Cost of sales is mainly comprised of three categories: seeds, packaging and co-packing. Seed costs include commodity costs from farmers, genetic seed costs to provide and manage contracted farmers, hulling and processing costs, and any associated labor and overhead. Packaging costs include packaging materials and labor and overhead costs associated with running machinery. Co-packing costs are generally associated with products not manufactured directly by us and include all costs related to the finished product. Total cost of sales also includes cost associated with managing the facilities and inventory adjustments.

General and administrative expenses

General and administrative expenses are comprised primarily of (i) personnel related costs such as salaries, benefits, annual employee bonus expense and stock-based ‘compensation costs for personnel in corporate, finance, legal, and other administrative positions; (ii) legal, accounting and other professional fees; (iii) corporate insurance and other facilities costs associated with our corporate and administrative locations; depreciation and amortization expenses associated with our corporate assets, and (iv) severance and other costs associated with headcount reductions.

Sales and marketing expenses

Sales and marketing expenses are comprised primarily of: (i) personnel related costs such as salaries, benefits, annual employee bonus expense and stock-based compensation costs for personnel in sales and marketing; (ii) commissions paid to our third-party workforce; and (iii) marketing and advertising expenses.

Research and development expenses

Research and development expenses are comprised primarily of costs for personnel, including salaries, benefits, employee bonus, stock-based compensation; clinical study costs; contracted research; consulting services; materials and supplies; milestones; an allocation of our occupancy costs; and other expenses incurred to sustain our overall research and development programs.

Depreciation and amortization expenses

Depreciation and amortization expenses represents the depreciation and amortization recognized on the Company’s tangible and intangible assets.

Impairment of assets

Impairment of assets represents impairment of indefinite and definite-lived intangible assets.

Acquisition-related expenses (income), net

Acquisition-related (income) expenses, net, represents costs associated with the evaluation, negotiation, closing, and ongoing legal activities, related to acquisition activities.

Loss from equity method investments

Loss from equity method investments represents the Company’s share of losses from the investments in entities over which the Company has significant influence but not a controlling financial interest and are accounted for using the equity method.

Foreign exchange (gain) loss, net

Foreign exchange gains and losses represent the gains or losses resulting from foreign currency transactions. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the monthly average exchange rate for the period.

Interest expenses, net

Interest expenses, net is related to our senior debt facility, convertible notes, interest on lease liabilities and other finance liabilities, and for prior years, a third-party mortgage on our Tilray Canada Ltd. Property.

Other expense (income), net

Other income, net includes realized and unrealized gains and losses on equity investments measured at fair value, realized gains and losses on debt securities classified as available-for-sale, and other miscellaneous non-operating income and expenses.

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

Consolidated Statements of Net Loss Data

(in thousands of United States dollars)

	Year Ended December 31,
	2020	2019	2018
Revenue	$210,482	$166,979	$43,130
Cost of sales	185,827	190,475	28,855
Gross profit (loss)	24,655	(23,496)	14,275
General and administrative expenses	85,883	110,903	48,577
Sales and marketing expenses	54,666	63,813	15,828
Research and development expenses	4,411	9,172	5,864
Depreciation and amortization expenses	13,722	11,607	1,598
Impairment of assets	61,114	112,070	—
Acquisition-related (income) expenses, net	—	(31,427)	248
Loss from equity method investments	5,983	4,504	—
Operating loss	(201,124)	(304,138)	(57,840)
Foreign exchange (gain) loss, net	(13,169)	(5,944)	7,234
Change in fair value of warrant liability	100,286	—	—
Gain on debt conversion	(61,118)	—	—
Interest expenses, net	39,219	34,690	9,110
Finance income from ABG	—	(764)	—
Other expenses (income), net	10,333	(2,501)	(2,010)
Loss before income taxes	(276,675)	(329,619)	(72,174)
Deferred income tax recoveries	(5,376)	(8,847)	(4,485)
Current income tax (recoveries) expenses	(226)	397	34
Net loss	$(271,073)	$(321,169)	$(67,723)
Other Financial Data
Adjusted EBITDA(1)	$(30,283)	$(89,829)	$(28,291)

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures”.

	Year Ended December 31,
	2020	2019	2018
(as a percentage of revenue)
Cost of sales	88%	114%	67%
Gross profit (loss)	12%	(14%)	33%
General and administrative expenses	41%	66%	113%
Sales and marketing expenses	26%	38%	37%
Research and development expenses	2%	5%	14%
Depreciation and amortization expenses	7%	7%	4%
Impairment of assets	29%	67%	0%
Acquisition-related (income) expenses, net	0%	(19%)	1%
Loss from equity method investments	3%	3%	0%
Operating loss	(96%)	(182%)	(134%)
Foreign exchange (gain) loss, net	(6%)	(4%)	17%
Change in fair value of warrant liability	48%	0%	0%
Gain on debt conversion	(29%)	0%	0%
Interest expenses, net	19%	21%	21%
Finance income from ABG	0%	(0%)	0%
Other expenses (income), net	5%	(1%)	(5%)
Loss before income taxes	(133%)	(197%)	(167%)
Deferred income tax recoveries	(3%)	(5%)	(10%)
Current income tax (recoveries) expenses	(0%)	0%	0%
Net loss	(130%)	(192%)	(157%)
Other Financial Data
Adjusted EBITDA¹	(14)%	(54)%	(66)%

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures”.

Revenue

We evaluate revenue by product channel and category.

Revenue by product channel

(in thousands of United States dollars)

	For the year ended December 31,				For the year ended December 31,
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Cannabis
Adult-use	$83,828	$55,763	$28,065	50%	$55,763	$3,521	$52,242	1484%
Canada - medical	15,489	12,556	2,933	23%	12,556	18,052	(5,496)	(30)%
International - medical	33,886	13,378	20,508	153%	13,378	2,912	$10,466	359%
Bulk	402	25,450	(25,048)	(98)%	25,450	18,645	6,805	36%
Total cannabis revenue	133,605	107,147	26,458	25%	107,147	43,130	64,017	148%
Hemp	76,877	59,832	17,045	28%	59,832	—	59,832	N/A
Total revenue	210,482	$166,979	$43,503	26%	$166,979	$43,130	$123,849	287%
Excise duties included in revenue	$19,143	$13,136	$6,007	N/A	$13,136	$1,200	$11,936	N/A

N/A:  Not a meaningful percentage.

Revenue.  Revenue increased 26% to $210.5 million during 2020 from $167.0 million in 2019. The increase was driven by $26.5 million or 25% growth in the Cannabis segment, and $17.0 million or 28% growth in the hemp segment. The hemp segment increase was partially due to the timing of the acquisition of Fresh Hemp Foods in 2019 that resulted in the inclusion of 10 months of sales in 2019 compared to 12 months in 2020.

2019 revenue increased to $167.0 million from $43.1 million in 2018. The increase was driven by $64 million in the Cannabis segment and the addition of the hemp segment resulting from the acquisition of Manitoba Harvest in 2019 which provided $59.8 million in revenues during 2019.

Cannabis.  Cannabis segment revenue increased 25% to $133.6 million in 2020 from $107.1 million during 2019. The increase was primarily driven by increased sales in our adult-use and international medical markets and modest increases in Canada-medical, all of which were partially offset by a significant planned reduction in bulk sales. The bulk sales reduction was a strategic decision to move away from low margin selling efforts. Excluding bulk sales, the cannabis segment revenues grew by 63%. In the future we may engage in bulk sales as a way to balance certain inventory levels.

Cannabis segment revenue increased 148% to $107.1 million in 2019 from $43.1 million in 2018. The increase was primarily driven by the Canadian adult-use market, which began in October of 2018, the acceleration of international medical sales, and to a lesser extent an increase in bulk sales to other licensed producers. This growth was slightly offset by a decline in Canadian medical sales, which were the result of supply constraints in the first half of 2019.

Hemp.  Hemp segment revenue increased 28% to $76.9 million in 2020 from $59.8 million during 2019.  The increase was the result of a full twelve months of operations in 2020 versus ten months in 2019, increased promotional activity at larger format stores, as well as growth in sales through ecommerce channels as customers shifted buying behavior to online platforms.

Hemp segment revenue began upon the acquisition of Manitoba Harvest on February 28, 2019 and contributed $59.8 million in revenue in 2019.

Revenue by product category

(in thousands of United States dollars)

	For the year ended December 31,				For the year ended December 31,
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Dried cannabis	92,781	82,753	10,028	12%	82,753	21,674	61,079	282%
Cannabis extracts	39,986	24,139	15,847	66%	24,139	21,179	2,960	14%
Hemp products	76,877	59,832	17,045	28%	59,832	—	N/A	N/A
Accessories and other	838	255	583	229%	255	277	(22)	(8)%
Total revenue	$210,482	$166,979	$43,503	26%	$166,979	$43,130	$123,849	287%
Excise duties included in revenue	$19,143	$13,136	$6,007	N/A	$13,136	$1,200	$11,936	N/A

N/A:  Not a meaningful percentage.

We also analyze our sales mix by dried cannabis, extracts, hemp and accessories. Dried cannabis represented 44% of revenue in 2020 and 50% in 2019. Cannabis extracts represented 19% of revenue in 2020 compared to 14% in 2019. Hemp products represented 37% of revenues in 2020 versus 36% in 2019. We expect our cannabis products to grow at a faster rate than our other product categories due to the development of the Canadian adult-use market and continued sales growth in international medical markets.

Dried cannabis represented 50% of revenue in both 2019 and 2018. Cannabis extracts represented 14% of revenue in 2019 compared to 49% in 2018. Extracts generally provide for higher margins and the reduction in mix was primarily due to legalization of adult-use cannabis in Canada for a full year in 2019, which limited extract products based on the regulatory framework. Hemp products represented 36% of revenues in 2019 driven by our acquisition of Manitoba Harvest in February 2019.

Cost of sales and gross margin – Cannabis

(in thousands of United States dollars)

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
Cost of sales - product costs	$102,801	$85,917	$24,294	$16,884	20%	$61,622	254%
Cost of sales - inventory valuation adjustments	34,379	63,532	4,561	(29,153)	(46)%	58,971	N/A
Total Cannabis cost of sales	$137,180	$149,449	$28,855	$(12,269)	(8)%	$120,593	N/A
Gross (loss) profit	$(3,575)	$(42,302)	$14,275	$38,727	(92)%	$(56,577)	N/A
Gross profit (excluding inventory valuation adjustments)(1)	30,804	21,231	18,836	9,573	45%	2,395	N/A
Gross margin percentage	(3)%	(39)%	33%	36%	(91)%	(72)%	N/A
Gross margin percentage (excluding inventory valuation adjustments)(1)	23%	20%	44%	3%	16%	(24)%	N/A

N/A:  Not a meaningful percentage.

(1)

Gross profit (excluding inventory valuation adjustments) and gross margin percentage (excluding inventory valuation adjustments) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures”.

Cost of sales. Total cost of sales decreased in 2020 compared to 2019 mainly due to reduced inventory adjustments. We incurred inventory valuation adjustments generally due the write off of aged product or products that were unlikely to be sold. Cost of sales related to product costs increased over the comparable period generally due to increased sales and the limited absorption of costs at our facility in Portugal. We implemented cost reductions throughout our supply chain during 2020 and anticipate more favorable product costs on a volume weighted basis.

Cost of sales increased in 2019 from the comparable period in 2018 primarily due to greater sales, the addition of our acquisition and start-up of Natura, the start-up of High Park Farms and Portugal cultivation facilities. Additionally, we purchased third-party cannabis supply at higher prices than our own production costs. We incurred inventory valuation adjustments primarily for cannabis oil products, which did not have the sell through opportunity, as many cannabis derivative products were not available for sale under the regulatory framework until December 2019, resulting in a significant accumulation of cannabis oil and cannabis by-product to be converted into oil.

Gross margin. Gross margin of (3%) in 2020 improved from the comparable period in 2019 primarily due to reduced inventory valuation adjustments and overall improvements in our cost of production related to our cost cutting efforts. Excluding inventory valuation adjustments, gross margin increased to 23%, from 20% in 2019. The improvement resulted from increased sales in international medical markets, the introduction of 2.0 products in the adult use market, and the realization of cost reduction measures implemented throughout the year.

Gross margin of (39%) in 2019 decreased from the comparable period in 2018 primarily due to inventory valuation adjustments. Excluding inventory valuation adjustments, gross margin was 20%, which was impacted by the change in product mix from 2018 as well as the need to purchase high priced third-party supply for the Canadian adult-use market.

Cost of sales and gross margin – Hemp

(in thousands of United States dollars)

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
Cost of sales - product costs	$44,607	$35,976	$—	$8,631	24%	$35,976	N/A
Cost of sales - inventory valuation adjustments	4,040	5,050	—	$(1,010)	(20)%	5,050	N/A
Total Hemp cost of sales	$48,647	$41,026	$—	$7,621	19%	$41,026	N/A
Gross profit	$28,230	$18,806	$—	$9,424	50%	$18,806	N/A
Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up)(1)	32,270	25,898	—	6,372	25%	25,898	N/A
Gross margin percentage	37%	31%	—	6%	18%	(72)%	N/A
Gross margin percentage (excluding inventory valuation adjustments and purchase accounting value step-up)(1)	42%	43%	—	(1)%	(2)%	43%	N/A

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

Cost of sales. Cost of sales increased in 2020 compared to 2019 primarily due to sales volume increases, and the inclusion of 12 months of sales in 2020 compared to 10 months (the period after our acquisition of Fresh Hemp Foods) during 2019.

Cost of sales were $41 million in 2019 which included inventory valuation adjustments for certain CBD and protein powder inventory in the amount of $5.1 million (C$6.6 million). Additionally, we reported non-cash charge due to the one-time purchase accounting step-up in inventory value in the amount of $2.0 million for 2019.

Gross margin. Gross margin of 37% in 2020 increased compared to 2019 due to reduced inventory adjustments. Gross margin (excluding inventory valuation adjustments and purchase accounting value step-up) of 42% represented a (1%) decrease from 2019 generally due to increased promotional activity on certain products with certain customers. 2019 was our first financial year reporting hemp product activity and we have no gross margin data for 2018.

Operating expenses

(in thousands of United States dollars)

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
General and administrative expenses	$85,883	$110,903	$48,577	$(25,020)	(23)%	$62,326	128%
Sales and marketing expenses	54,666	63,813	15,828	(9,147)	(14)	47,985	303
Research and development expenses	4,411	9,172	5,864	(4,761)	(52)	3,308	56
Depreciation and amortization expenses	13,722	11,607	1,598	2,115	18	10,009	N/A
Impairment of assets	61,114	112,070	—	(50,956)	(45)	112,070	—
Acquisition-related (income) expenses, net	—	(31,427)	248	31,427	N/A	(31,675)	N/A
Loss from equity method investments	5,983	4,504	—	1,479	33	4,504	—
Total	$225,779	$280,642	$72,115	$(54,863)	(20)%	$208,527	289%
(as a percentage of revenue)
General and administrative expenses	41%	66%	113%
Sales and marketing expenses	26%	38%	37%
Research and development expenses	2%	5%	14%
Depreciation and amortization expenses	7%	7%	4%
Impairment of assets	29%	67%	0%
Acquisition-related (income) expenses, net	0%	(19)%	1%
Loss from equity method investments	3%	3%	0%
Total	108%	167%	167%

N/A: Not a meaningful comparison

General and administrative. General and administrative expenses decreased 23% in 2020 compared to 2019 generally due to the partial realization of implemented cost savings initiatives. During 2020, and in order to better align our business with market conditions, we reduced general and administrative headcount by 258 positions and incurred approximately $4.8 million of non-recurring costs primarily associated with severance payments.

General and administrative expenses increased in 2019 and 2018 compared to prior years due to costs incurred for the startup of the operations of our subsidiaries High Park Farms, Ltd., High Park Holdings, Ltd. and Tilray Portugal Unipessoal, Lda., higher employee costs to support a larger business from the acquisition of Manitoba Harvest, increases in professional fees related to legal, audit, human resources and IT services to support our growth, and public company costs. In 2019, we also incurred $8.4 million related to tax equalization expenses for cross-border executives on stock benefits.

Sales and marketing. Sales and marketing expenses decreased in 2020 compared to 2019 primarily due to headcount reductions and other cost savings measures as well our efforts to optimize trade and market spend.

Sales and marketing expenses increased in 2019 from the comparable period in 2018 primarily due to the acquisition of Manitoba Harvest, development of our Canadian adult-use sales and marketing team, and the development of our European leadership team. In addition, High Park developed a comprehensive portfolio of new brands and products for the next phase of the adult-use market.

Research and development. Research and development expenses decreased in 2020 compared to 2019 primarily due to rightsizing and optimizing the departmental structure. These initiatives delivered cost savings and also resulted in a more agile R&D team capable of developing future innovations.

Research and development expenses increased year over year in 2019 and 2018 as compared to the prior years, primarily due to our continued support in advancing cannabinoid-based science to further understand the potential benefits of medical cannabis as a treatment.

Depreciation and Amortization. Depreciation and amortization expenses increased in 2020 compared to 2019, partially due to having a full twelve months of Manitoba Harvest operations, and partially due to the ongoing expansion and commissioning of our production facilities in Portugal. We expect depreciation and amortization to continue to increase as our capital projects are completed and assets are put into service.

Depreciation and amortization expenses increased in 2019 compared to 2018 primarily due to increased investment in new cultivation and production facilities as well as investment in acquisitions, resulting in greater fixed assets as well as intangible assets.

Impairment of assets. During 2020, we incurred non-cash impairment charges of $61.1 million.

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

In the second quarter of 2020, and primarily related to our decision to close the High Park Gardens facility, we incurred additional non-cash impairment charges of $25.1 million which included impairment charges of:

•	$13.6 million relating to land and buildings
•	$10.2 million relating to the write-down of the cultivation license at the facility, and $1.2 million relating to foreign currency translation adjustments.

On June 30, 2020 we completed the separation from Smith & Sinclair, a previously consolidated entity, and recognized impairment charges of $3.3 million generally related to the write-offs of certain trademarks and patents.

In addition, in December 2020, we re-classified the land and buildings at our High Park Gardens facility from assets held for sale to assets held and used and have recorded a $2.9 million impairment charge to record the assets at their fair value.

In 2019, an impairment of $112.1 million was recognized on our ABG Profit Participation Agreement, due to the analysis of cash flows which had been reduced due to the delayed clarity from the FDA regarding CBD products in the United States.

Loss from equity method investments. Losses from equity method investments for 2020 was $6.0 million compared to $4.5 million in 2019 based on our proportionate share of the operating (gains) losses from our equity method investments.

Non-operating income and expenses

(in thousands of United States dollars)

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
Foreign exchange (gain) loss, net	$(13,169)	$(5,944)	$7,234	$(7,225)	122%	$(13,178)	(182)%
Change in fair value of warrant liability	100,286	—	—	100,286	N/A	—	N/A
Gain on debt conversion	(61,118)	—	—	(61,118)	N/A	—	N/A
Interest expenses, net	39,219	34,690	9,110	4,529	13%	25,580	281%
Finance income from ABG	—	(764)	—	764	N/A	(764)	N/A
Other loss (income), net	10,333	(2,501)	(2,010)	12,834	(513)%	(491)	24%
Total	$75,551	$25,481	$14,334	$50,070	196%	$11,148	92%

Foreign exchange (gain) loss, net. The impact of foreign exchange for the year ended December 31, 2020 was a gain of $13.2 million, compared to a gain of $5.9 million in 2019. We hold a significant portion of our assets in Canadian dollars and the Euro, the fluctuations in foreign exchange rates between Canadian dollars, the Euro, and United States dollars drove the foreign exchange gain for 2020.

Foreign exchange in 2019 was a $5.9 million gain compared to $7.2 million loss in 2019. As we hold a significant portion of assets in Canadian dollars, the appreciation of foreign exchange rates between Canadian dollars and United States dollars drove the foreign exchange gain in 2019.

Change in fair value of warrant liability. In March 2020 we closed an equity offering which resulted in a warrant liability recorded at fair value. The warrant liability is marked to market, with the primary underlying input into the warrant valuation being our own stock price. Due to the movements in the market price of our stock since the offering closed, the fair value of the warrant liability increased by $100.2 million during 2020.

Interest expenses, net. Interest expense, net in 2020 was $39.2 million, compared to $34.7 million in 2019. The increase was primarily attributable to the Senior Facility which was entered into on February 28, 2020. We expect a decrease in interest expense in 2021 to reflect the reduction of total outstanding debt instruments resulting from the conversion into equity of $197.1 million convertible notes.

Interest expenses, net in 2019 was $34.7 million compared to $9.1 million in 2018. The increase in expense in 2019 from 2018 was primarily due to the addition of the $475 million in convertible notes that were issued in October 2018. In 2018 interest expense was related to loans from a third-party mortgage on Tilray Canada, Ltd. and Privateer Holdings debt facilities.

Finance income from ABG. Finance income from ABG decreased in 2020 as the ABG finance receivable was written-off during the first quarter of 2020.

Finance income from ABG represents interest income from ABG Profit Participation Arrangement which was entered into in 2019.

Other loss (income), net. Other loss (income), net decreased in 2020 compared to 2019 due to declines in the fair value of certain equity investments as well as the realization of losses on the sale of certain equity investments during Q4 2020. Additionally, we incurred other expense of $4.0 million related to issuance costs associated with the March 2020 equity offering.

Other loss (income), net increased in 2019 compared to 2018 due to gains on the sale of short-term investments during the year ended December 31, 2019, offset by unrealized losses on equity investments recorded at fair value. In 2018, prior to the adoption of ASU 2016-01, unrealized gains and losses on equity investments recorded at fair value were recorded to other comprehensive income.

Net loss and Adjusted EBITDA(1)

(in thousands of United States dollars)

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
Net loss	$(271,073)	$(321,169)	$(67,723)	$50,096	(16)%	$(253,446)	374%
Adjusted EBITDA(1)	$(30,283)	$(89,829)	$(28,291)	$59,546	(66)%	$(61,538)	218%
(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures

Net loss decreased in 2020 from the comparable periods in 2019 and 2018 primarily due to reduced operating expenses resulting from the cost optimization measures undertaken by us during 2020, accompanied by reduced inventory valuation adjustments and asset impairments, and our ability to leverage sales growth with a reduced cost structure.

Net loss increased in 2019 from 2018 due to the impairment of assets, inventory valuation adjustments, an increase in operating expenses related to continued growth, the expansion of our international teams, interest related to our convertible notes, and the results of the Manitoba Harvest and Natura businesses acquired.

Adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) increased in 2020 from 2019 primarily due to cost reduction measures undertaken during 2020, and our ability to leverage sales growth with a reduced cost structure.

Adjusted EBITDA decreased in 2019 from 2018 primarily due to increases in operating expenses related to continued growth as well as expansion and development into new markets.

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

Adjusted EBITDA

(in thousands of United States dollars)

	Year Ended December 31,
	2020	2019	2018
Adjusted EBITDA reconciliation:
Net loss	$(271,073)	$(321,169)	$(67,723)
Inventory valuation adjustments	38,419	68,583	4,561
Severance costs	4,864	—	—
Depreciation and amortization expenses	18,654	15,849	3,562
Stock-based compensation expenses	29,716	31,842	20,988
Other stock-based compensation related expenses	—	8,411	—
Gain on debt conversion	(61,118)	—	—
Impairment of assets	61,114	112,070	—
Loss from equity method investments	5,983	4,504	—
Foreign exchange (gain) loss, net	(13,169)	(5,944)	7,234
Change in fair value of warrant liability	100,286	—	—
Interest expenses, net	39,219	34,690	9,110
Finance income from ABG	—	(764)	—
Loss from disposal of property and equipment	1,851	2,436	190
Other expenses (income), net	20,573	(33,928)	(1,762)
Amortization of inventory step-up	—	2,041	—
Deferred income tax recoveries	(5,376)	(8,847)	(4,485)
Current income tax (recoveries) expenses	(226)	397	34
Adjusted EBITDA	$(30,283)	$(89,829)	$(28,291)

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

•	Other stock-based compensation expenses included within general and administrative expenses, relating to tax equalization expenses for cross-border executives on stock benefits.
•	Non-cash gain on extinguishment of convertible debt, as this is not expected to be a recurring business activity;
•	Non-cash impairment charges, as the charges are not expected to be a recurring business activity;

•	Non-cash loss from equity method investments;

•

Non-cash foreign exchange gains or losses, which accounts for the effect of both realized and unrealized foreign exchange transactions. Unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities;

•	Non-cash change in fair value of warrant liability;

•	Interest expense, finance income from ABG, and loss on disposal of property and equipment to reflect ongoing operating activities;

•	Other expenses (income), net includes acquisition related expenses, which vary significantly by transactions and are excluded to evaluate ongoing operating results;

•	Amortization of purchase accounting step-up in inventory value included in costs of sales - product costs; and

•	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

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

Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up)

Gross profit (excluding inventory valuation adjustments and purchase accounting value step-up) is a non-GAAP measure calculated in the hemp segment. It is calculated as revenue less cost of sales, adjusted to add back inventory valuation adjustments and purchase accounting value step-up of $0 for 2020 (2019 - $2,041).

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

Income Taxes

Benefit for income taxes, effective tax rate and statutory federal income tax rate for 2020, 2019 and 2018 were as follows:

(in thousands of United States dollars)

	Year Ended December 31,
	2020	2019	2018
Benefit for income taxes	$(5,602)	$(8,450)	$(4,451)
Effective tax rate	2.05%	2.57%	6.17%
Statutory federal income tax rate	21.00%	21.00%	21.00%

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed United States tax law. The Act lowered the United States statutory federal income tax rate from 35% to 21% effective January 1, 2018. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in the U.S. The CARES Act, among other things, permits U.S. net operating loss ("NOL") carryovers and carrybacks to offset 100% of U.S. taxable income for taxable years beginning before 2021. The CARES Act also contains modifications to increase the allowable business interest deduction.

The Company’s effective tax rate for 2020 was lower than the 2020 United States tax rate primarily due to non-deductible unrealized losses associated with the warrant liability, non-deductible share-based compensation, and minimal taxes in foreign tax jurisdictions and no United States current taxes due to net operating losses. Income tax benefit in 2020 was $5.6 million compared to $8.5 million in 2019. The decrease in tax benefit in 2020 from 2019 was primarily due to lower recognition of tax benefit from operating losses.

The Company’s effective tax rate for 2019 was lower than the 2019 United States tax rate primarily due to minimal taxes in foreign tax jurisdictions and no United States current taxes due to net operating losses. Income tax benefit in 2019 was $8.5 million compared to $4.5 million in 2018. The increase in tax benefit in 2019 from 2018 was primarily due to tax attributes related to acquisitions in 2019.

As of December 31, 2020, we had United States net operating loss carryforwards of approximately $140 million that can be carried forward indefinitely and generally limited in annual use to 80% of current year taxable income starting 2020. We have Canadian net operating loss carry-forwards of approximately $259 million that can be carried forward 20 years and begin to expire in 2028. We believe that it is more-likely-than-not that the benefit from certain United States and foreign net operating loss carryforwards will not be realized. In recognition of this risk, the change in the total valuation allowance was an increase of $62 million and $70 million for the years ended December 31, 2020 and 2019, respectively. We continually evaluate the amount of the valuation allowance, if any, by assessing the realizability of deferred tax assets.

Liquidity and Capital Resources

As at December 31, 2020, we had cash and cash equivalents of $189.7 million, which were held for working capital and general corporate purposes. This represents an overall increase of $92.9 million since December 31, 2019. Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service obligations and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows which are subject to prevailing economic, business, and financial conditions, and other factors.

During the year ended December 31, 2020, we successfully raised funds with the following financing activities:

•

On February 28, 2020, we entered into a credit agreement for a senior secured credit facility, denominated in Canadian dollars, for a maximum aggregate principal amount of $59.6 million (C$79.8 million). An aggregate principal amount equal to $49.7 million (C$66.5 million) was drawn on February 28, 2020.

•

On March 17, 2020, we closed an underwritten registered offering of 7,250,000 shares of Class 2 common stock for $4.76 per share and 11,750,000 pre-funded warrants for $4.7599 accompanied by 19,000,000 warrants with an exercise price of $5.95 per warrant. The pre-funded warrants had an exercise price per share of Class 2 common stock of $0.0001. All the pre-funded warrants have been exercised. The 19,000,000 total accompanying warrants allow the holder to purchase 19,000,000 shares of the Company’s Class 2 common stock. The warrants have an exercise price per share of Class 2 common stock of $5.95 and are exercisable at any time after the first trading day following the six-month anniversary of the issuance and will expire on the fifth anniversary date from the date they become exercisable. Our net proceeds from this offering (excluding the exercise price of any warrants) was $85.3 million (gross proceeds of $90.4 million);

•	During the year ended December 31, 2020, we issued 16,131,487 shares of Class 2 common stock for gross proceeds of approximately $127 million under the at-the-market equity offering program.

During the year ended December 31, 2020, we have experienced certain impacts to our business due to COVID-19. In particular, we believe the impacts of COVID-19 on customer and patient behavior in our key markets, the temporary closure or restrictions on cannabis retail outlets in the Canadian market, and the impact on retail markets in general, have introduced unexpected challenges and suppressed sales of our products. We have largely been able to maintain satisfactory production levels at our facilities and have not experienced any outbreaks of COVID-19 among our employees. While we have been able to mitigate many of the impacts of COVID-19, there remain uncertainties about the future impact on consumer and patient behaviors, cannabis and retail markets in general, our selling and manufacturing operations, and capital markets. Any of these negative impacts, alone or in combination, may require us to raise additional capital on potentially unattractive terms and or significantly reduce our costs in order to fully fund our business. Currently, we do not anticipate having to take these actions but, due to our inability to assess the full future impact of COVID-19 on our customers, financial markets, and our own business, we are continually evaluating many factors that will help us make decisions in a timely manner.

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

The warrants are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to a cashless exercise, and be issued un-registered shares in accordance with Section 3(a)(9) of the 1933 Act. In the event we do not maintain an effective registration statement, we may be required to pay a daily cash penalty equal to 1% of the number of shares of Class 2 common stock due to be issued multiplied by any trading price of the Class 2 common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, we may deliver registered Class 2 common stock purchased in the open market. We may also be required to pay cash if we do not have sufficient authorized shares to deliver to the holders upon exercise, which could have a material impact to our business.

During November 2020, we entered into two privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of our 5.00% Convertible Senior Notes due 2023 (the “Notes”). Under the terms of the Exchange Agreements, the holders agreed to exchange an aggregate principal amount of approximately $197.2 million of Notes plus accrued interest held by them in exchange for an aggregate of 17,339,577 shares of our Class 2 common stock. Effectively, we agreed to repurchase a portion of our Notes at discounts of 36% and 42%, respectively, to their face value, using shares issued at our most recent closing market price on November 20, 2020 and November 23, 2020 (which is equivalent to a conversion price of $7.36 per share and $6.68 per share, respectively).

Due to uncertainties we may face in raising additional equity financing in the future, which may be further impacted by the economic downturn and unprecedented conditions due to COVID-19, there remains uncertainty what impact this may have on managements assumptions used to develop these forecasts. Given our cash position and current operating plan, management believes there is not significant doubt about the entity’s ability to continue as a going concern for the next twelve months.

The following table sets forth the major components of our statements of cash flows for the periods presented:

(in thousands of United States dollars)

	Year Ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(129,351)	$(258,065)	$(46,248)
Net cash used in investing activities	(41,680)	(253,181)	(98,620)
Net cash provided by financing activities	264,847	114,700	630,998
Effect of foreign currency translation	(905)	6,082	(1,198)
Cash and cash equivalents, beginning of year	96,791	487,255	2,323
Cash and cash equivalents, ending of year	189,702	96,791	487,255
Increase (decrease) in cash and cash equivalents	$92,911	$(390,464)	$484,932

Cash flows from operating activities

The changes in net cash used by operating activities in 2020 compared to 2019 primarily related to changes in our cost structure, and improvements in working capital.

The changes in net cash used by operating activities in 2019 compared to 2018 was primarily due to an increase in operating costs to expand cultivation facilities, enter new markets and public company costs.

Cash flows from investing activities

The change in net cash used in investing activities in 2020 compared to 2019 increased due to a reduction in acquisition based activities compared to 2019 during which we acquired Manitoba Harvest and Natura Naturals, made our investment in the ABG Profit Participation Arrangement, and made purchases of significant property and equipment related to our expansion projects in Canada and Portugal.

The change in net cash used in investing activities in 2019 compared to 2018 primarily related to our acquisitions of Manitoba Harvest, Natura and S&S, investment in the ABG Profit Participation Arrangement, and purchase of property and equipment related to our expansion projects in Canada and Portugal.

Cash flows from financing activities

The change in net cash provided by financing activities during 2020 relates to proceeds from equity offerings, including our at-the-market program, and debt financing. The change in net cash provided by financing activities in 2019 compared to 2018 primarily related to proceeds from our at-the-market equity offering program, exercise of stock options, and ABG Profit Participation Arrangement.

The table below sets out the cash and cash equivalents and inventory:

(in thousands of United States dollars)

	As at December 31,	As at December 31,
	2020	2019
Cash and cash equivalents	$189,702	$96,791
Inventory	93,645	87,861

We primarily financed our operations through the issuance of common stock, sale of convertible notes and revenue generating activities. We believe our existing cash will be sufficient to meet our working capital requirements.

We manage our liquidity risk by preparing budgets and cash forecasts to ensure we have sufficient funds to meet obligations. In managing working capital, we may limit the amount of our cash needs by selling inventory at wholesale rates, pursuing additional financing sources, and managing the timing of capital expenditures. While we believe we have sufficient cash to meet working capital requirements in the short term, we may need additional sources of capital and/or financing, to meet planned growth requirements and to finalize construction activities at our cultivation and processing facilities in Portugal.

Subsequent Events

In January and February of 2021, holders of the Company’s warrants exercised 12,666,000 shares at the value of $5.95 per share, resulting in proceeds to the Company of $75.4 million as well as a reduction of the company’s outstanding warrant liability for $80 million.

On February 9, 2021, the Company reached an agreement with the issuer of a convertible note to collect $2.5 million as a prepayment and early termination. Payment in full was received on February 12, 2021.

Contractual Obligations and Commitments

Lease commitments

We lease various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2027.

Maturities of lease liabilities:

Year ending December 31,	Operating Leases	Finance Leases
2021	$3,792	$1,051
2022	3,436	5,960
2023	3,290	12,438
2024	2,704
2025	2,151	—
Thereafter	6,401	—
Total minimum lease payments	21,774	19,449
Less: amounts of leases related to interest payments	3,515	4,172
Present value of minimum lease payments	18,259	15,277
Less: current accrued lease obligation	2,913	—
Obligations recognized	$15,346	$15,277

Purchase commitments

The following table reflects our future non-cancellable minimum contractual commitments as at December 31, 2020:

	Total	2021	2022	2023	2024	2025	Thereafter
Purchase commitments	$84,094	$84,094	$—	$—	$—	$—	$—
Total	$84,094	$84,094	$—	$—	$—	$—	$—

As a result of changing industry dynamics, we successfully renegotiated or terminated, and continue to renegotiate the terms of supply agreements, including quantities and pricing, related to CBD, cannabis extracts/oils, and hemp flower. The remaining re-negotiations are ongoing and there can be no assurance that terms satisfactory to us can be reached on a timely basis, or at all. The failure of re-negotiations could result in us being contractually obligated to purchase significant amounts of products, some of which may be priced above then-current market prices, or litigation against us, or interruption of the supply of inputs for the manufacturing of our products, all of which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. In addition, any litigation or arbitration resulting in an adverse judgment or award against us could result in a default under our Senior Facility and convertible notes.

In 2018, the Company signed an agreement with Rose Lifescience Inc. (“Rose”) for distribution and marketing of product in Quebec in exchange for a minimum fee of $384 per annum for an initial term of five years, and agreed to purchase the lesser of 2,000 Kg per year or 40% of the production of Cannabis at a rate of 115% of cost of goods sold from the Rose facility. In September 2020, the Company signed an amendment to this agreement under which the Company is no longer obligated to purchase product from Rose nor pay the minimum fee. Instead, the amendment requires the Company to make approximately 40,000 kilograms equivalent of Tilray product available in the province of Quebec through 2023 for Rose to sell and for the Company to pay Rose a compensation fee based on net revenues of product sold in Quebec. The estimated total compensation fee is approximately $8.0 million through 2023. Because there is no firm commission fee these amounts are not included in the above schedule. Compensation fee expense is recorded as incurred.

In 2018, we entered into a Product and Trademark License Agreement with Docklight LLC, a related party, to use certain intellectual property rights in exchange for payment of royalty fees depending upon specified percentages of licensed product net sales, this deal was amended in 2020. Because the purchase commitment is an undeterminable variable amount, it is excluded from the above schedule.

Other commitments

The Company has payments on the Convertible Notes, the Senior Facility, ABG finance liability, and Portugal construction as follows:

	Total	2021	2022	2023	2024	2025	Thereafter
Convertible Notes, principal and interest	$319,535	$13,893	$13,893	$291,749	$—	$—	$—
Senior Facility, principal and interest	56,683	5,302	51,381	—	—	—	—
ABG finance liability	7,500	1,500	1,500	1,500	1,500	1,500	$—
Portugal construction commitments	2,778	2,778	—	—	—	—	—
Total	$386,496	$23,473	$66,774	$293,249	$1,500	$1,500	$—

In the event the Company consummates the announced merger with Aphria Inc., the Company has agreed to pay its financial advisor a non-refundable $9,000 transaction fee on the date of closing.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate risk is the risk that the value or yield of available-for-sale debt securities may decline if interest rates decline or that the value of financial liabilities will increase if interest rates increase. Fluctuations in interest rates may impact the level of income and expense recorded on these financial instruments. A 1% change in the interest rate in effect on December 31, 2020 would not have a material effect on i) the fair value of our available-for-sale debt securities as the majority of the portfolio consists of convertible debt instruments with a fixed interest rate of 10%, or ii) the convertible note financial liabilities as they bear interest at a fixed rate of 5% and are not publicly traded. The Senior Facility bears interest on the outstanding principal balance at an annual rate equal to the Canadian prime rate plus 8.05%. A hypothetical 1% increase in the Canadian prime rate would result in an increase of $0.4 million recorded in interest expense for the year ended December 31, 2020.

Equity Price Risks

As of December 31, 2020, we held long-term equity investments at fair value and equity investments under the measurement alternative. These investment in equities were acquired as part of our strategic transactions. Accordingly, the changes in fair values of investment in equities measured at fair value or under the measurement alternative are recognized through other expense (income), net in the statements of net loss and comprehensive loss. Because of the uncertainty surrounding the COVID-19 outbreak, there is increased risk of declines in fair values of our equity investments if conditions have not been significantly improved and global stock markets have not recovered from recent declines. Based on the fair value of investment in equities held as of December 31, 2020, a hypothetical decrease of 10% in the prices for these companies would reduce the fair values of the investments and result in unrealized loss recorded in other expense (income), net by $0.05 million. Similarly, based on the fair value of our warrant liability as of December 31, 2020, a hypothetical increase of 10% in the price for our common stock would increase the change in fair value of warrant liability by $5.8 million.

Foreign Currency Risk

Our consolidated financial statements are expressed in United States dollars. However, a significant portion of our business and assets and liabilities are denominated in a variety of currencies, the most significant of which are the Canadian dollar and the Euro. As a result, we are exposed to foreign currency transaction and translation gains and losses. The statements of net loss and comprehensive loss and statements of cash flows are translated to USD by applying the average foreign exchange rate in effect during the reporting period. Assets and liabilities are translated into US dollars using the exchange rate in effect at the balance sheet date. Appreciating foreign currencies relative to the United States dollar will positively impact operating income and net earnings, and increase the value of assets and liabilities, while depreciating foreign currencies relative to the United States dollar will negatively impact operating income and net earnings and reduce the value of assets and liabilities.

A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $45.9 million as of December 31, 2020, with a corresponding impact to accumulated other comprehensive loss. We are also exposed to risk related to changes in the value of the Euro due to our one construction commitment in Portugal. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Item 8. Financial Statements and Supplementary Data.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

TILRAY, INC.

Consolidated Balance Sheets

(in thousands of United States dollars, except for share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$189,702	$96,791
Accounts receivable, net of allowance for credit losses of $887 and provision for sales returns of $1,651 (December 31, 2019 - $615 and $1,400, respectively)	29,033	36,202
Inventory	93,645	87,861
Prepayments and other current assets	34,640	38,173
Total current assets	347,020	259,027
Property and equipment, net	199,559	184,217
Operating lease, right-of-use assets	17,985	17,514
Intangible assets, net	186,445	228,828
Goodwill	166,915	163,251
Equity method investments	9,300	11,448
Other investments	14,369	24,184
Other assets	4,356	7,861
Total assets	$945,949	$896,330
Liabilities
Current liabilities
Accounts payable	17,776	39,125
Accrued expenses and other current liabilities	39,946	50,829
Accrued lease obligations	2,913	2,473
Warrant liability	120,647	—
Total current liabilities	181,282	92,427
Accrued lease obligations	30,623	29,407
Deferred tax liability	49,274	53,363
Convertible notes, net of issuance costs	257,789	430,210
Senior Facility, net of transaction costs	48,470	—
Other liabilities	4,612	5,652
Total liabilities	$572,050	$611,059

Commitments and contingencies (refer to Note 20)

Stockholders’ equity
Class 1 common stock ($0.0001 par value, 233,333,333 and 250,000,000 shares authorized; 0 and 16,666,667 shares issued and outstanding)	—	2
Class 2 common stock ($0.0001 par value; 500,000,000 shares authorized; 158,456,087 and 86,114,558 shares issued and outstanding, respectively)	16	9
Additional paid-in capital	1,095,781	705,671
Accumulated other comprehensive income	8,205	9,719
Accumulated deficit	(730,103)	(430,130)
Total stockholders' equity	$373,899	$285,271
Total liabilities and stockholders' equity	$945,949	$896,330

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data)

	Years ended December 31,
	2020	2019	2018
Revenue	$210,482	$166,979	$43,130
Cost of sales	185,827	190,475	28,855
Gross profit (loss)	24,655	(23,496)	14,275
General and administrative expenses	85,883	110,903	48,577
Sales and marketing expenses	54,666	63,813	15,828
Research and development expenses	4,411	9,172	5,864
Depreciation and amortization expenses	13,722	11,607	1,598
Impairment of assets	61,114	112,070	—
Acquisition-related (income) expenses, net	—	(31,427)	248
Loss from equity method investments	5,983	4,504	—
Operating loss	(201,124)	(304,138)	(57,840)
Foreign exchange (gain) loss, net	(13,169)	(5,944)	7,234
Change in fair value of warrant liability	100,286	—	—
Gain on debt conversion	(61,118)	—	—
Interest expenses, net	39,219	34,690	9,110
Finance income from ABG	—	(764)	—
Other expenses (income), net	10,333	(2,501)	(2,010)
Loss before income taxes	(276,675)	(329,619)	(72,174)
Deferred income tax recoveries	(5,376)	(8,847)	(4,485)
Current income tax (recoveries) expenses	(226)	397	34
Net loss	$(271,073)	$(321,169)	$(67,723)
Net loss per share - basic and diluted	$(2.15)	$(3.20)	$(0.82)
Weighted average shares used in computation of net loss per share - basic and diluted	126,041,710	100,455,677	83,009,656
Net loss	(271,073)	(321,169)	(67,723)
Foreign currency translation (loss) gain, net	(1,497)	5,174	662
Unrealized loss on investments	(17)	(21)	(765)
Other comprehensive income (loss)	(1,514)	5,153	(103)
Comprehensive loss	$(272,587)	$(316,016)	$(67,826)

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands of United States dollars, except for share and per share data)

	Preferred shares		Common stock		Additional	Accumulated other		Total stockholders'
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	equity (deficit)
Balance at December 31, 2017	—	—	—	—	31,736	3,866	(40,454)	(4,852)
Shares issued for preferred shares, net of issuance costs	7,794,042	2	—	—	52,558	—	—	52,560
Conversion of preferred shares	(7,794,042)	(2)	7,794,042	2	—	—	—	—
Common stock issuance, net of issuance costs	—	—	85,350,000	8	160,784	—	—	160,792
Stock-based compensation expenses	—	—	—	—	20,988	—	—	20,988
Other comprehensive loss	—	—	—	—	—	(103)	—	(103)
Deferred tax liability related to convertible notes, net of issuance costs	—	—	—	—	(8,809)	—	—	(8,809)
Issuance of shares for Alef acquisition	—	—	26,825	—	2,855	—	—	2,855
Equity component related to issuance of convertible notes, net of issuance costs	—	—	—	—	41,945	—	—	41,945
Net loss	—	—	—	—	—	—	(67,723)	(67,723)
Balance at December 31, 2018	—	—	93,170,867	10	302,057	3,763	(108,177)	197,653
Cumulative effect adjustment from transition to ASU 2016-01	—	—	—	—	—	803	(803)	—
Cumulative effect adjustment from transition to ASC 842	—	—	—	—	—	—	19	19
Shares issued for Natura acquisition	—	—	180,332	—	15,099	—	—	15,099
Shares issued for Natura contingent consideration	—	—	238,826	—	4,450	—	—	4,450
Shares issued for Manitoba Harvest acquisition	—	—	2,109,252	—	128,710	—	—	128,710
Shares issued for ABG Profit Participation Arrangement	—	—	1,680,214	—	125,097	—	—	125,097
ABG finance receivable, net of finance income of $2,700	—	—	—	—	(27,553)	—	—	(27,553)
Shares issued for common stock at-the-market, net of issuance costs	—	—	5,396,501	1	111,072	—	—	111,073
Shares issued for investments	—	—	550,646	—	10,551	—	—	10,551
Shares issued for S & S acquisition	—	—	79,289	—	3,189	—	—	3,189
Shares issued under stock-based compensation plans	—	—	1,575,455	—	506	—	—	506
Shares issued for employee compensation	—	—	11,868	—	651	—	—	651
Stock-based compensation expenses	—	—	—	—	31,842	—	—	31,842
Downstream merger	—	—	(2,212,025)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	5,153	—	5,153
Net loss	—	—	—	—	—	—	(321,169)	(321,169)
Balance at December 31, 2019	—	—	102,781,225	$11	$705,671	$9,719	$(430,130)	$285,271
Proceeds from ABG Profit Participation Agreement	—	—	—	—	1,353	—	—	1,353
Write-off of ABG finance receivable	—	—	—	—	28,900	—	(28,900)	—
Escrow shares released from downstream merger	—	—	(61,776)	—	(644)	—	—	(644)
Shares issued under registered offering, net of issuance costs	—	—	7,250,000	1	19,828	—	—	19,829
Shares issued for exercise of pre-funded warrants	—	—	11,750,000	1	49,054	—	—	49,055
Shares issued for investments	—	—	6,934	—	—	—	—	—
Shares issued under stock-based compensation plans	—	—	2,972,022	—	11,284	—	—	11,284
Shares issued for common stock at-the-market, net of issuance costs	—	—	16,131,487	1	125,142	—	—	125,143
Shares issued for contract settlements	—	—	286,618	—	2,215	—	—	2,215
Shares issued for convertible debt settlement	—	—	17,339,577	2	123,262	—	—	123,264
Stock-based compensation expenses	—	—	—	—	29,716	—	—	29,716
Other comprehensive income	—	—	—	—	—	(1,514)	—	(1,514)
Net loss	—	—	—	—	—	—	(271,073)	(271,073)
Balance at December 31, 2020	—	$—	$158,456,087	$16	$1,095,781	$8,205	$(730,103)	$373,899

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, except for per share data)

	Year ended December 31,
	2020		2019	2018
Operating activities
Net loss	$(271,073)		$(321,169)	$(67,723)
Adjusted for the following items:
Inventory valuation adjustments	38,419		68,583	384
Depreciation and amortization expenses	18,654		15,849	3,562
Impairment of assets	61,114		112,070	—
Stock-based compensation expenses	29,716		31,842	20,988
Change in fair value of warrant liability	100,286		—	—
Gain on sale of short-term investment	—		(2,631)	—
Change in fair value of contingent consideration	—		(46,914)	—
Loss from equity method investments	5,983		4,504	—
Loss from equity investments measured at fair value	4,283		939	6
Loss from sale of investment	2,440		—	—
Interest on debt securities	(798)		(149)	—
Deferred taxes	(5,376)		(8,847)	(4,485)
Amortization of discount on convertible notes	10,317		9,843	2,180
Amortization of transaction costs on Senior Facility	1,372		—	—
Foreign currency (gain) loss	(13,169)		(5,944)	6,477
Accretion related to obligations under finance leases	1,435		367	—
Issuance costs on registered offering recorded to net loss	3,953		—	—
Non-cash interest expenses	1,643		—	5,669
Credit loss expenses	401		—	—
Provision for doubtful accounts	251		1,723	285
Loss (gain) on disposal of property and equipment	1,851		2,436	(2)
Gain on Convertible Debt, Net	(61,118)		—	—
Changes in non-cash working capital:
Accounts receivable	6,291		(14,820)	(16,512)
Inventory	(30,065)		(102,643)	(9,226)
Prepayments and other current assets	(5,404)		(51,408)	(2,487)
Accounts payable	(20,485)		20,003	5,218
Accrued expenses and other liabilities	(10,272)		28,301	9,418
Net cash used in operating activities	(129,351)		(258,065)	(46,248)
Investing activities
Business combinations, net of cash acquired	—		(163,889)	—
Investment in ABG Profit Participation Arrangement	—		(33,333)	—
Investment in equity method investees	(3,764)		(14,201)	—
Change in deposits and other assets	—		(2,689)	—
Purchases of short-term and other investments	—		(1,350,666)	(319,373)
Proceeds from sales and maturities of short-term investments	4,067		1,383,632	274,497
Purchases of property and equipment	(44,644)		(73,741)	(50,198)
Proceeds from disposal of property and equipment	2,661		6,581	713
Purchases of intangible assets	—		(4,875)	(4,259)
Net cash used in investing activities	(41,680)		(253,181)	(98,620)
Financing activities
Proceeds from at-the market equity offering, net of costs	124,500		111,073	—
Proceeds from issuance of registered offering, net of issuance costs	85,465			—
Proceeds from ABG Profit Participation Arrangement	1,353		4,187	—
Payment of ABG finance liability	(1,500)		(500)	—
Payment under Privateer Holdings debt facilities	—	`	—	(36,940)
Advances under Privateer Holdings debt and construction facilities	—		—	3,453
Proceeds from Preferred Shares - Series A, net of transaction costs	—		—	52,560
Proceeds from exercise of stock options	11,502		5,458	—
Payment on the settlement of stock options	(1,263)		(5,014)	—
Payment of mortgage debt	—		—	(9,136)
Payment of obligations under finance lease	—		(504)	—
Proceeds from issuance of Senior Facility, net of transaction costs	46,395		—	—
Repayment of Senior Facility	(1,605)		—	—
Proceeds from issuance of convertible notes, net of issuance costs	—		—	460,269
Proceeds from issuance of common stock pursuant to IPO, net	—		—	160,792
Net cash provided by financing activities	264,847		114,700	630,998
Effect of foreign currency translation on cash and cash equivalents	(905)		6,082	(1,198)
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	92,911		(390,464)	484,932
Cash and cash equivalents, beginning of period	96,791		487,255	2,323
Cash and cash equivalents, end of period	$189,702		$96,791	$487,255

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Notes to Consolidated Financial Statements

(in thousands of United States dollars, except for per share data)

1. Description of Business and Summary

Tilray, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, “our”, or “us”), is a global medical cannabis research, cultivation, processing and distribution organization, and is one of the leading suppliers of adult-use cannabis in Canada. The Company also markets and distributes food products from hemp seed and offers a broad range of natural and organic hemp based food products and ingredients that are sold through retailers and websites globally.

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

On December 15, 2020, we entered into an Arrangement Agreement (the “Arrangement Agreement” with Aphria Inc. (“Aphria”), pursuant to which Tilray will acquire all of the issued and outstanding common shares of Aphria pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (the “Arrangement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, each outstanding common share of Aphria outstanding immediately prior to the effective time of the Arrangement will be transferred to Tilray in exchange for 0.8381 of a share (of Tilray Class 2 common stock). The Agreements have not been finalized and as such, the financial statements do not reflect the effect of the transaction.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements reflect the accounts of the Company. The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

These financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

For the fiscal year ended December 31, 2020 the Company reported a consolidated net loss of $271,073 and a consolidated net loss of $321,169 and $67,723 for the years ending December 31, 2019 and December 31, 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, the Company had cash flows used in operating activities of $129,351, $258,065 and $46,248, respectively. The Company had net cash inflows for the year ended December 31, 2020 of $92,911.

As at December 31, 2020 and 2019, the Company had working capital of $165,738 and $166,600 respectively, reflecting an increase in cash of $92,911, a reduction in payables of $32,232, and the addition of $120,647 in warrant liability for the year ending December 31, 2020.

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

Basis of consolidation

These financial statements include the accounts of the following entities wholly owned by the Company as of December 31, 2020:

Name of entity	Date of formation	Place of incorporation
Natura Naturals Inc.	May 31, 1985	Canada
Tilray, Inc.	July 8, 2005	United States
Manitoba Harvest USA LLC	February 8, 2010	United States
Tilray Canada, Ltd.	September 6, 2013	Canada
Dorada Ventures, Ltd.	October 18, 2013	Canada
FHF Holdings Ltd.	July 15, 2015	Canada
High Park Farms Ltd.	February 19, 2016	Canada
Tilray Deutschland GmbH	November 3, 2016	Germany
Pardal Holdings, Lda.	April 5, 2017	Portugal
Tilray Portugal Unipessoal, Lda.	April 20, 2017	Portugal
Tilray Australia New Zealand Pty. Ltd.	May 9, 2017	Australia
Tilray Ventures Ltd.	June 6, 2017	Ireland
Manitoba Harvest Japan K.K.	August 29, 2017	Japan
High Park Holdings, Ltd.	February 8, 2018	Canada
Fresh Hemp Foods Ltd.	May 7, 2018	Canada
Natura Naturals Holdings Inc.	May 17, 2018	Canada
National Cannabinoid Clinics Pty Ltd.	September 19, 2018	Australia
Tilray Latin America SpA	November 19, 2018	Chile
Tilray Portugal II, Lda.	December 11, 2018	Portugal
High Park Gardens Inc.	February 7, 2019	Canada
1197879 B.C. Ltd	February 15, 2019	Canada
High Park Shops Inc.	August 15, 2019	Canada
Privateer Evolution, LLC	December 12, 2019	United States
Tilray France SAS	July 2, 2020	France
High Park Holdings B.V.	July 15, 2020	Netherlands
High Park Botanicals B.V.	July 17, 2020	Netherlands

The entities listed above are wholly owned by the Company and have been formed or acquired to support the intended operations of the Company and all intercompany transactions and balances have been eliminated in the financial statements of the Company.

The financial statements also include variable interest entities (“VIE”). A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support, is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights, or do not substantively participate in the gains and losses of the entity. Upon inception of a contractual agreement, the Company performs an assessment to determine whether the arrangement contains a variable interest in a legal entity and whether that legal entity is a VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE entity that could potentially be significant to the VIE. Where the Company concludes it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE. When the Company is not the primary beneficiary, the VIE is accounted for using the equity method and is included in equity method investments on the balance sheets. At December 31, 2020, 2019 and 2018, the Company had no consolidated VIEs. Refer to Note 7 for the Company’s VIEs accounted for using the equity method.

The Company regularly reviews and reconsiders previous conclusions regarding whether it is the primary beneficiary of a VIE. The Company also reviews and reconsiders previous conclusions regarding whether the Company holds a variable interest in a potential VIE, the status of an entity as a VIE, and whether the Company is required to consolidate such a VIE in the financial statements when a change occurs.

New accounting pronouncements recently adopted

Allowance for credit losses

In June 2016, the Financial Accounting Standard Board, (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was subsequently amended by ASU 2018-19, Codification Improvements, ASU 2019-04, Codification Improvements, ASU 2019-05, Targeted Transition Relief, ASU 2019-10, Effective Dates, and ASU 2019-11, Codification Improvements. These ASUs are referred to collectively as the new guidance on current expected credit loss (“CECL”). As a result of the adoption of the new CECL guidance on January 1, 2020, the Company has changed its accounting policy for the allowance for credit losses, as it relates to accounts receivable and available-for-sale debt securities. The adoption of the CECL guidance did not have a material impact on the financial statements at January 1, 2020.

Disclosure framework – fair value measurement

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

Examples of key estimates in these financial statements include the value of Class 2 common shares with transfer restrictions, asset impairment including the impact of COVID-19 on estimated future cash flows and fair values, imputed interest for loans receivable, the allowance for credit losses, provisions for prepayments and other current assets, inventory valuation adjustments that contemplate the market value of, and demand for inventory, estimated useful lives of property and equipment and intangible assets, valuation allowance on deferred income tax assets, determining the fair value of financial instruments, fair value of stock-based compensation, estimated variable consideration on contracts with customers, sales return estimates, the fair value of the convertible notes and equity component and the classification, the fair value of the warrant liability using a Monte Carlo pricing model, incremental borrowing rates and lease terms applicable to lease contracts.

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

Reclassifications

The Company reclassified previously disclosed amounts related to inventory valuation adjustments and stock-based compensation expenses to conform with the disclosures as of December 31, 2020.

Inventory valuation adjustments were previously disclosed as a separate component of cost of sales on the Company’s Consolidated Statements of Net Loss and Comprehensive Loss. As of December 31, 2020, these amounts are included under the caption of cost of sales.

	Year Ended December 31,
	2019	2018
Inventory valuation adjustment no longer disclosed separately from cost of sales	$68,583	$4,561

Stock-based compensation expenses was previously presented as a separate line item in the Company’s Consolidated Statements of Net Loss and Comprehensive Loss. As of December 31, 2020, the Company includes its stock-based compensation expense under the respective caption in financial statements where compensation paid to the same employees is recorded. These reclassifications are summarized as follows:

	Year Ended December 31,
	2019	2018
General and administrative expenses	$26,499	$18,926
Sales and marketing expenses	2,729	462
Research and development expenses	2,614	1,600

The Consolidated Statements of Net Loss and Comprehensive Loss for the years ended December 31, 2019 and 2018 were reclassified to conform to the current period’s presentation. Loss on disposal of property and equipment, formerly presented in other expenses (income) is now presented in general and administrative expenses.

Foreign currency

These financial statements are presented in the United States dollar (“USD”), which is the Company’s reporting currency. Functional currencies for the entities in these financial statements are their respective local currencies, including USD, Canadian dollar (“CAD”), Euro, Australian dollar, Chilean Peso, Great Britain Pound and Japanese Yen.

The assets and liabilities of each of the Company’s subsidiaries are translated to USD at the foreign exchange rate in effect at the balance sheet date. Certain transactions affecting the stockholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net loss and comprehensive loss and statements of cash flows are translated to USD by applying the average foreign exchange rate in effect during the reporting period. The resulting translation adjustments are included in other comprehensive loss.

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As of December 31, 2020, there were 28,784,308 common share equivalents with potential dilutive impact (2019 – 10,532,988, 2018 – 7,902,263). Since the Company is in a net loss for all periods presented in these financial statements, there is no difference between the Company’s basic and diluted net loss per share for the periods presented.

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

Accounts receivable and allowance for credit losses

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

Cannabis: Inventory costs include pre-harvest, post-harvest, shipment and fulfillment, as well as costs related to accessories. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extracting, purifying, quality testing and allocated overhead. Shipment and fulfillment costs include the costs of packaging, labelling, courier services, allocated overhead, and excise taxes.

Hemp: Inventory cost includes seeds, packaging and co-packing. Seed costs include commodity cost paid to farmers, genetic seed cost to provide and manage contracted farmers, hulling and processing costs, including labor and overhead. Packaging costs include packaging materials, labor and overhead to run machinery. Co-packing cost are generally for products not manufactured by the Company directly and would include all costs to produce the products.

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

For finance leases, lease expenses are the sum of interest on the lease obligations and amortization of the ROU assets. ROU assets are amortized based on the lesser of the lease term and the useful life of the leased asset according to the property and equipment accounting policy. If ownership of the ROU assets transfers to the Company at the end of the lease term or if the Company is reasonably certain to exercise a purchase option, amortization is calculated using the estimated useful life of the leased asset, according to the property and equipment accounting policy. For operating leases, the lease expenses are generally recognized on a straight-line basis over the lease term and recorded to general and administrative expenses in the statements of net loss and comprehensive loss.

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

Investments

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

Assets reclassified from held for sale to held and used

In May 2020, the Company announced its decision to close the High Park Gardens facility in response to its anticipated future product needs and the current economic climate. As a result, the Company adopted an accounting policy for assets held for sale. Assets held for sale are accounted for in accordance with applicable accounting guidance provided in Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment. The Company classifies its assets as held for sale if, among other criteria, the carrying amount will be recovered principally through a sale transaction rather than continued use and a sale is considered probable and within one year. Assets classified as held for sale are measured at the lower of the carrying amount and fair value less costs to sell. Assets classified as held for sale are combined and presented separately from the other assets in the balance sheets.

In December 2020, upon the Company's determination to discontinue marketing certain assets held for sale, the assets no longer meet the held for sale criteria and are required to be reclassified as held and used at the lower of adjusted carrying value (carrying value of the assets prior to being classified as held for sale adjusted for any depreciation and/or amortization expense that would have been recognized had the assets been continuously classified as held and used) or the fair value at the date of the subsequent decision not to sell. If adjusted carrying value is determined to be lower, a catch-up adjustment for depreciation will be recorded. The depreciation and/or amortization expenses that would have been recognized had the assets been continuously classified as held and used is included as a component of depreciation and amortization expenses in the statements of net loss and comprehensive loss. If fair value is determined to be lower, the Company records a gain or loss included in impairment of assets in the statements of net loss and comprehensive loss.

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

Warrants

In March 2020, the Company closed on a registered offering including Class 2 common stock, warrants, and pre-funded warrants (refer to Note 16). Warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company's warrants are classified as liabilities and are recorded at fair value. The warrants are subject to remeasurement at each balance sheet date until settlement and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of net loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss.

Revenue recognition

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

Some contracts for the sale of goods may provide customers with a right of return, volume discount, bonuses for volume/quality achievement, or sales allowance. In addition, the Company may provide in certain circumstances, a retrospective price reduction to a customer based primarily on inventory movement. These items give rise to variable consideration. The Company uses the expected value method to estimate the variable consideration because this method best predicts the amount of variable consideration to which the Company will be entitled. The Company uses historical evidence, current information and forecasts to estimate the variable consideration. The requirements in ASC 606 on constraining estimates of variable consideration are applied to determine the amount of variable consideration that can be included in the transaction price. The Company reduces revenue and recognizes a contract liability equal to the amount expected to be refunded to the customer in the form of a future rebate or credit for a retrospective price reduction, representing its obligation to return the customer’s consideration. The estimate is updated at each reporting period date.

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

Cost of sales

Cost of sales represents costs directly related to manufacturing and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling, the depreciation of manufacturing equipment and production facilities, and excise taxes and tarrifs. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes. Cost of sales also includes inventory valuation adjustments. The Company recognizes the cost of sales as the associated revenues are recognized.

General and administrative expenses

General and administrative expenses are comprised primarily of (i) personnel related costs such as salaries, benefits, annual employee bonus expense and stock-based ‘compensation costs for personnel in corporate, finance, legal, and other administrative positions; (ii) legal, accounting and other professional fees; (iii) corporate insurance and other facilities costs associated with our corporate and administrative locations; depreciation and amortization expenses associated with our corporate assets, and (iv) severance and other costs associated with headcount reductions.

Sales and marketing expenses

Sales and marketing expenses are comprised primarily of (i) personnel related costs such as salaries, benefits, annual employee bonus expense and stock-based compensation costs for personnel in sales and marketing, (ii) commissions paid to our third-party workforce, and (iii) marketing and advertising expenses. Advertising costs are expensed as incurred and were $2,384, $3,563 and $618 the years ended December 31, 2020, 2019 and 2018, respectively.

Research and development expenses

Research and development expenses are comprised primarily of costs for personnel, including salaries, benefits, employee bonus, stock-based compensation; clinical study costs; contracted research; consulting services; materials and supplies; milestones; an allocation of our occupancy costs; and other expenses incurred to sustain our overall research and development programs.

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

New accounting pronouncements not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The standard is effective for annual reporting periods beginning after December 15, 2021 and including interim periods within those fiscal years, which means that it will be effective for the Company in the first quarter of our year beginning January 1, 2021. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial Statements. We do not expect the adoption of ASU 2016-12 to have a material impact on our consolidated financial statements.

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

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762 (“ASU 2020-09”), which amends and supersedes various SEC paragraphs pursuant to the issuance of SEC Final Rule Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities. ASU 2020-09 is effective for the Company beginning January 4, 2021. The Company is currently evaluating the effect of adopting this ASU.

3. Assets Reclassified from Held for Sale to Held and Used

On May 26, 2020, the Company announced its decision to close its High Park Gardens Facility, a wholly-owned subsidiary of the Company based in Leamington, Ontario in response to its anticipated future product needs and the current economic climate. At that time, the Company concluded that the assets attributable to High Park Gardens met the criteria for classification as assets held for sale and that the closure did not represent a strategic shift that would have a major impact on the Company’s business plan or its primary markets, and therefore did not qualify as a discontinued operation.

As a result of the Company’s decision to close this facility, the Company recognized impairment charges of $25,051 recorded to impairment of assets within the statements of net loss and comprehensive loss to adjust the fair value, less costs to sell, of the assets classified as held for sale. This included impairment charges of $13,616 relating to land and buildings, $10,239 relating to the write-down to nil of its cultivation license (refer to Note 11) and $1,196 relating to foreign currency translation adjustments.

On December 16, 2020, the Company made a decision to discontinue marketing the High Park Gardens Facility and to retain the disposal group for future operations. The Company reclassified the assets to held and used measured at fair value in the Company’s cannabis segment. When the Company reclassified the assets of the High Park Gardens facility to held and used, the Company recognized additional impairment charges of $2,875 relating to land and buildings recorded to impairment of assets within the statements of net loss and comprehensive loss to adjust to the fair values of the respective assets.

No assets were classified as held for sale as of December 31, 2020 or December 31, 2019.

4. ABG Profit Participation Arrangement

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

5. Inventory

Inventory is comprised of the following items:

	December 31,
	2020	2019
Raw materials	$15,223	$15,926
Work-in-process	61,867	53,973
Finished goods	16,555	17,962
Total	$93,645	$87,861

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. During the year ended December 31, 2020, the Company recorded charges for inventory and inventory-related write downs as a component of cost of sales. Cannabis products were written down by $24,288 and hemp products were written down by $4,040 (2019: $49,378 and $3,880).

Included in the inventory-related write downs in the cannabis segment are write downs of $4,934 resulted from a loss on deposit payments for future purchases of inventory to secure supply (refer to Note 6) and $5,157 of additional termination penalties to the same supplier.

6. Prepayments and Other Current Assets

Prepayments and other current assets are comprised of the following items:

	December 31,
	2020	2019
Deposits	$15,976	$25,490
Taxes receivable	12,122	6,165
Prepayments	6,542	5,847
ABG finance receivable - current	—	671
Total	$34,640	$38,173

Deposits include advance payments on future purchases of inventory to secure supply. During the year ended December 31, 2020, the Company reached agreement with certain suppliers to terminate supply agreements. As a result, deposits have been written down by $4,934 in the Cannabis segment and were recorded in cost of sales in the statements of net loss and comprehensive loss (refer to Note 5).

7. Investments

Other investments

Long-term investments are comprised of the following items:

	December 31, 2020	December 31, 2019
Equity investments measured at fair value	$477	$4,183
Equity investments under measurement alternative	11,392	14,954
Debt securities classified under available-for-sale method	2,500	5,047
Total other investments	$14,369	$24,184

The Company’s equity investments at fair value consist of publicly traded shares and warrants held by the Company. The Company’s equity investments under measurement alternative include equity investments without readily determinable fair values. At December 31, 2020 the Company’s debt securities under available-for-sale method consists of a convertible debt instrument with an interest rate of 10% and with contractual maturity in 2022. The Company has negotiated a settlement of this instrument with the lender prior to its contractual maturity for $2,500 due in February 2021, as such the instrument is held at the expected settlement value as of December 31, 2020.

For the year ended December 31, 2020, there was $2,440 (2019- $0) realized loss recognized related to equity investments at fair value. Unrealized losses recognized in other income, net during the year ended December 31, 2020 on equity investments still held at December 31, 2020 is $4,283 (2019 - $939). During 2020 an equity investment under the measurement alternative became publicly traded and its remaining shares are now held as an equity method investment measured at fair value which contributed to unrealized losses during the period.

Equity method investments

On December 31, 2018, the Company entered into a joint venture with Anheuser-Busch InBev (“AB InBev”) to research and develop non-alcohol beverages containing cannabis. Under the terms of the arrangement, the Company and AB InBev each have 50% ownership and 50% voting interest in the Plain Vanilla Research Limited Partnership (“Fluent”), headquartered in Canada. The Company has determined that Fluent is a VIE, but the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, the Company does not consolidate the financial statements of Fluent and accounts for this investment using the equity method of accounting. At the date of initial investment there was no difference in the carrying value of the investment and the proportional interest in the underlying equity in the net assets of Fluent. At December 31, 2020 the maximum exposure to loss is limited to the Company’s equity investment in the joint venture.

The Company has made capital contributions of $3,764 (2019 - $12,000, 2018 - $0) to Fluent during the year ended December 31, 2020. In addition, the Company had purchased $4,300 of equipment which was subsequently sold to Fluent at the net book value of $4,300 during the year ended December 31, 2019.

The Company provides production support services to Fluent on a cost recovery basis. During the year ended December 31, 2020, total fees charged were $4,113 (2019 - $388). Total amounts included in accounts payable is $674 at Dec 31, 2020 (December 31, 2019 - $388).

On September 19, 2019, the Company entered into a joint venture with Cannfections Group Inc. (“Cannfections”) to develop and manufacture confectionary cannabis products. Under the terms of the arrangement, the Company and Cannfections each have 50% ownership and 50% voting interest. At the date of initial investment, there was no difference in the carrying value of the investment and the proportional interest in the underlying equity in the net assets of Cannfections. During the year ended December 31, 2020 the company incurred $436 in expenses for purchases from Cannfections (2019 - $84). During the year ended December 31, 2020 the Company made no contributions to the joint venture. During the year ended December 31, 2019, the Company contributed $3,600 to the joint venture, consisting of $1,901 of cash and $1,699 of Class 2 common stock.

The Company’s ownership interests in its equity method investments as of December 31, 2020 and 2019 were as follows:

	Approximate	Carrying value	Loss from equity method investments Year ended
	ownership %	December 31, 2020	December 31, 2020
Investment in Fluent	50%	$5,291	$(6,253)
Investment in Cannfections	50%	4,009	270
Total equity method investments		$9,300	$(5,983)

	Approximate	Carrying value	Loss from equity method investments Year ended
	ownership %	December 31, 2019	December 31, 2019
Investment in Fluent	50%	$7,836	$(4,437)
Investment in Cannfections	50%	3,612	(67)
Total equity method investments		$11,448	$(4,504)

Summary financial information for the equity method investments on an aggregated basis was as follows:

	December 31, 2020	December 31, 2019
Current assets	$12,644	$13,942
Non current assets	$6,608	$4,987
Current liabilities	$5,663	$1,561
Non current liabilities	$—	$—

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Revenues	$5,844	$113
Gross profit	$2,118	$78
Net loss	$(11,966)	$(9,008)

8. Accounts Receivable and Allowance for Credit Losses

The Company maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses. The following table provides activity in the allowance for credit losses for the year ended December 31, 2020:

Allowance for credit losses, January 1, 2020	$615
Provision for expected credit losses (1)	401
Write-offs charged against allowance	(163)
Recoveries of amounts previously written off	—
Foreign currency translation adjustment	34
Allowance for credit losses, December 31, 2020	$887
Accounts receivable balance before allowance for credit losses and provision for sales returns, December 31, 2020	$31,571
(1)	The provision for expected credit losses is recorded in general and administrative expenses.

9. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Land	$6,771	$6,417
Buildings and leasehold improvements	117,325	109,172
Laboratory and manufacturing equipment	37,176	31,173
Office and computer equipment	1,710	2,659
ROU assets under finance lease	15,072	14,753
Construction-in-process	49,380	37,160
	227,434	201,334
Less: accumulated depreciation	(27,875)	(17,117)
Total	$199,559	$184,217

For the year ended December 31, 2020, total depreciation on property and equipment was $12,508 (2019 – $9,282 and 2018 – $3,410). Depreciation expenses included in cost of sales relating to manufacturing equipment and production facilities for the year ended December 31, 2020 is $4,932 (2019 – $4,242 and 2018 – $1,964). Depreciation expenses related to general office space and equipment of $2,720 (2019 – $1,783, 2018 - $149) is included in depreciation and amortization expenses. The remaining depreciation is capitalized in the cost of inventory.

The Company had $44,644 in property and equipment additions during the year ended December 31, 2020 (2019 – $119,184 and 2018 – $44,451). No non-cash finance lease assets were added in 2020 (2019 – $4,617 and 2018 – $114) and for the year ended December 31, 2020, there is $2,467 (2019 – $652 and 2018 – $158) of capitalized interest included in construction-in-progress.

Additions to construction-in-process primarily relate to the ongoing construction of the Company’s Portugal facilities.

10. Leases

The Company has operating and finance leases for facilities and certain equipment. Operating and finance leases have remaining weighted-average remaining lease terms of 7 years and 2 years, respectively, as at December 31, 2020, some of which include options to extend the leases for up to 10 years and some of which include options to terminate the leases within 1 year.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		December 31,
	Classifications on the Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease, right-of-use assets	$17,985	$17,514
Finance lease assets	Property and equipment, net	13,167	13,307
Total lease assets		$31,152	$30,821

Liabilities
Current
Operating	Accrued lease obligations - current	$2,913	$2,473
Finance	Accrued lease obligations - current	—	—
Noncurrent
Operating	Accrued lease obligations - Noncurrent	15,346	15,255
Finance	Accrued lease obligations - Noncurrent	15,277	14,152
Total lease liabilities		$33,536	$31,880

Weighted-average remaining lease term
Operating leases	7	9
Finance leases	2	4
Weighted-average discount rate
Operating leases	4.98%	5.73%
Finance leases	10.75%	8.42%

The table below presents certain information related to the lease costs for finance and operating leases.

	December 31,	December 31,
	2020	2019
Finance lease cost
Amortization of ROU assets	$326	$588
Interest on lease liabilities	1,435	370
Operating lease expenses(1)	4,065	2,519
Short term lease expenses(1)	9	256
Sublease income(2)	(486)	(230)
Total lease expenses	$5,349	$3,503
(1)	Included in cost of goods sold and general and administrative expenses
(2)	Included in other income, net

The table below presents supplemental cash flow information related to leases.

	December 31,	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,810	2,312
Operating cash flows from finance leases	999	336
Financing cash flows from finance leases	—	504
Non-cash additions to ROU assets and lease liabilities:
Operating leases	423	16,043
Finance leases	$—	$4,617

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2027.

Maturities of lease liabilities:

Year ending December 31,	Operating Leases	Finance Leases
2021	$3,792	$1,051
2022	3,436	5,960
2023	3,290	12,438
2024	2,704
2025	2,151	—
Thereafter	6,401	—
Total minimum lease payments	21,774	19,449
Less: amounts of leases related to interest payments	3,515	4,172
Present value of minimum lease payments	18,259	15,277
Less: current accrued lease obligation	2,913	—
Obligations recognized	$15,346	$15,277

11. Intangible Assets

Intangible assets are comprised of the following items:

		December 31,
		2020				2019
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Impairment	Net	Cost	Accumulated Amortization	Impairment	Net
Definite-lived intangible assets:
Patent	—	$669	$131	$538	$—	$716	$99	$—	$617
Customer relationships	16	138,885	16,030	—	122,855	135,953	7,132	—	128,821
Developed technology	10	7,227	1,325	—	5,902	7,074	590	—	6,484
Websites	3	5,332	4,348	—	984	5,157	3,331	—	1,826
Trademarks and licenses	5	9,009	1,245	7,650	114	9,135	925	—	8,210
Total		161,122	23,079	8,188	129,855	158,035	12,077	—	145,958
Indefinite‑lived intangible assets:
Cultivation license	—	10,239	—	10,239	—	10,689	—	—	10,689
Alef license	—	—	—	—	—	4,086	—	4,086	—
Trademarks	Indefinite	56,590	—	—	56,590	55,416	—	—	55,416
Rights under ABG Profit Participation Arrangement	—	16,765	—	16,765	—	119,366	—	102,601	16,765
Total		83,594	—	27,004	56,590	189,557	—	106,687	82,870
Total intangible assets		$244,716	$23,079	$35,192	$186,445	$347,592	$12,077	$106,687	$228,828

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

Amortization expenses for intangibles was $11,002, $9,824, and $374 in 2020, 2019, and 2018, respectively. Expected future amortization expenses for intangible assets as of December 31, 2020 are as follows: 2021 – $10,222; 2022 – $9,744; 2023 - $9,500; 2024 - $9,493, 2025 – $9,469; and thereafter – $81,427.

12. Goodwill

The following table shows the change in carrying amount of goodwill:

	Hemp	Cannabis	Total
Goodwill - January 1, 2020	$133,314	$29,937	$163,251
Foreign currency translation adjustment	3,018	646	3,664
Goodwill - December 31, 2020	$136,332	$30,583	$166,915

Goodwill is tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. At December 31, 2020, the Company determined the hemp reporting unit, representing $136,332 of the $166,915 total goodwill, was at risk of having a carrying value exceeding the fair value. As a result, a quantitative test was performed to determine if impairment exists. In performing the Company’s impairment analysis at December 31, 2020, the fair value of the hemp reporting unit was determined primarily by discounting estimated future cash flow, which were determined based on revenue and expense growth assumptions ranging from 16% to 40%, at a weighted average cost of capital (discount rate) ranging from 10% to 12%. The discounted future cash flow model also makes the key assumption that CBD revenue will commence to build in the third quarter of 2021. The fair value of the hemp reporting unit was determined to exceed the carrying value by

$117,500, or 38%, and no impairment was recorded. A relatively small change in the underlying assumptions, including a 1% change in the weighted average cost of capital, continued lack of clarity from the Food and Drug Administration regarding approval of CBD or the financial performance of the reporting unit in future years may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill.

13. Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities are comprised of the following items:

	December 31,
	2020	2019
Other accrued expenses and current liabilities	$24,181	$17,032
Accrued payroll and employment related withholding taxes	9,282	24,765
Accrued interest on convertible notes	3,473	5,938
ABG finance liability - current	1,500	1,500
Accrued legal and professional fees	1,091	1,174
Accrued interest on Senior Facility	419	—
Contingent consideration for acquisitions	—	420
Total accrued expenses and other current liabilities	$39,946	$50,829

During the year ended December 31, 2020, the Company reduced its employee headcount in portions of its global organization to meet the needs of the current industry environment. During the year ended December 31, 2020, the Company incurred $4,864 (2019 – $0) in severance costs, of which $4,321 and $543 is included in salaries within general and administrative expenses and in cost of sales, respectively. During the year ended December 31, 2020, severance costs of $3,205 are allocated to the cannabis reportable segment and $1,659 are allocated to the hemp reportable segment. Management continues to evaluate its cost structure and may take further actions in the future and incur additional related costs. The following table shows the reconciliation of the severance costs included within the accrued payroll and employment related withholding taxes balance above, relating to scheduled benefit payments which were communicated to employees prior to December 31, 2020:

Opening Balance as of January 1, 2020	$—
Additional charges	4,864
Less payments made to employees	4,219
Closing Balance as of December 31, 2020	$645

14. Convertible Notes

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

To the extent the Company so elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will, for the first 365 days after such event of default, consist exclusively of the right to receive additional interest on the notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election (the “cash conversion option”). The initial conversion rate for the convertible notes is 5.9735 shares of common stock per one thousand dollar principal amount of notes, which is equivalent to an initial conversion price of approximately $167.41 per share of common stock, which represents approximately 1,660 shares of common stock, based on the $277,857 aggregate principal amount of convertible notes outstanding as of December 31, 2020. Throughout the term of the convertible notes, the conversion rate may be adjusted upon the occurrence of certain events.

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

The Company may from time to time seek to retire or purchase its convertible notes, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. During November 2020, the Company entered into two privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of our convertible notes. Under the terms of the Exchange Agreements, the holders agreed to exchange an aggregate principal amount of approximately $197,143 of convertible notes plus accrued interest held by them in exchange for an aggregate of 17,339,577 shares of our Class 2 common stock. Effectively, we agreed to repurchase a portion of our Notes at discounts of 36% and 42%, respectively, to their face value, using shares issued at our most recent closing market price on November 20, 2020 and November 23, 2020 (which is equivalent to a conversion price of $7.36 per share and $6.68 per share, respectively).

In accordance with ASC 470-20, Convertible Debt, the Company utilized the inducement method of accounting to record the early retirement of the convertible debt in the two-step approach for induced conversions resulting in a net gain on debt conversion of $61,118 which the Company recorded on its Statement of Net Loss and Comprehensive Loss.  In the first step, we assessed a loss on extinguishment using the fair value of the converted debt, less the fair value of the debt under the original terms, resulting in a loss on induced conversion of $114,891. In the second step, we assessed a gain on conversion, as the fair value of the converted debt given up at inducement exceeded the fair value of the shares issued to the converted holders resulting in a gain on extinguishment of debt of $176,009.

As of December 31, 2020, the convertible notes are not yet convertible. The convertible notes will become convertible upon the satisfaction of the above circumstances. In accounting for the transaction costs related to the issuance of the convertible notes, the Company allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Transaction costs attributable to the convertible notes totaling $13,467, are being amortized as non-cash interest expenses over the term of the convertible notes, and offering costs attributable to the equity component, totaling $1,398, were recorded within stockholders’ equity (deficit). The remaining unamortized debt discount related to the convertible notes of $15,229 as of December 31, 2020 will be accreted over the remaining term of the convertible notes, which is approximately 33 months.

As at December 31, 2020, the Company was in compliance with all the covenants set forth under the Indenture.

The following table sets forth the net carrying amount of the convertible notes:

	December 31, 2020	December 31, 2019
5.00% convertible notes	$277,857	$475,000
Unamortized discount	(15,229)	(34,219)
Unamortized transaction costs	(4,839)	(10,571)
Net carrying amount	$257,789	$430,210

The following table sets forth total interest expenses recognized related to the convertible notes:

	Year Ended December 31,
	2020	2019	2018
Contractual coupon interest	$22,929	$23,750	$5,302
Amortization of discount	7,863	7,468	2,152
Amortization of direct issue costs	2,454	2,375	28
Total	$33,246	$33,593	$7,482

15. Senior Facility

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

The Senior Facility has first priority claims on all North American assets of the Company and contains certain affirmative and negative covenants. The operational covenant includes a minimum unrestricted cash threshold of $29,466 (C$40,000) in order for the Company to make additional capital expenditures and investments. The Senior Facility is collateralized against all real and personal property owned, leased and operated by the Company in North America, and any and all other property of the Company now existing and acquired in North America after the closing date. As of December 31, 2020, the Company was in compliance with all covenants set forth under the Senior Facility.

The following table sets forth the net carrying amount of the Senior Facility:

December 31, 2020
Senior Facility	$50,498
Unamortized transaction costs	(2,028)
Net carrying amount	48,470
Less: current portion of Senior Facility	—
Total noncurrent portion of Senior Facility	$48,470

The following table sets forth total interest expense recognized related to the Senior Facility:

Year ended December 31, 2020
Contractual interest at Canadian prime plus 8.05%	$4,257
Amortization of transaction costs	1,372
Total	$5,629

16. Registered Offering and Warrants

On March 17, 2020, the Company closed a registered offering of 7,250,000 shares of the Company’s Class 2 common stock for $4.76 per share with an equal number of accompanying warrants and 11,750,000 pre-funded warrants for $4.7599 (the “pre-funded warrants”) with an equal number of accompanying warrants. The pre-funded warrants had an exercise price per share of Class 2 common stock of $0.0001 and were exercisable at any time after their original issuance and expire on the fifth anniversary date of issuance. As of December 31, 2020, all pre-funded warrants have been exercised. The 19,000,000 total accompanying warrants (the “warrants”) allow the holders to purchase an aggregate of 19,000,000 shares of the Company’s Class 2 common stock. The warrants have an exercise price per share of Class 2 common stock of $5.95 and are exercisable at any time after the first trading day following the six-month anniversary of the issuance and will expire on the fifth anniversary date from the date they become exercisable. As of December 31, 2020, the warrants remain outstanding.

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

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues Class 2 common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. There were no triggering events during the year ended December 31, 2020. The Company received stockholder approval of the anti-dilution price protection feature at the Company’s Annual Meeting on May 28, 2020.

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

Pre-funded warrants and warrants outstanding at December 31, 2020, and related activity for the year ended December 31, 2020 is as follows (reflects the number of shares of Class 2 common stock as if the warrants were converted to Class 2 common stock):

Description	Classification	Exercise price	Expiration date	Balance December 31, 2019	Issued	Exercised	Balance December 31, 2020
Pre-Funded Warrants	Liability	$0.0001	March 17, 2025	—	11,750,000	(11,750,000)	—
Warrants	Liability	$5.95	March 17, 2025	—	19,000,000	—	19,000,000
			Total	—	30,750,000	(11,750,000)	19,000,000

The Company estimated the fair value of the Warrant liability at December 31, 2020 at $6.35 per warrant using the Monte Carlo pricing model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	0.40%
Expected volatility	100%
Expected term	4.7 years
Expected dividend yield	0%
Strike price	$5.95
Fair value of common stock	$8.26

Expected volatility is based on both historical and implied volatility of the Company's common stock since its initial public offering in 2018.

17. Stockholders’ Equity

Common and preferred stock

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of December 31, 2020. The liquidation and dividend rights are identical among Class 1 common stock and Class 2 common stock, and all classes of common stock share equally in our earnings and losses.

	Par Value	Authorized	Voting Rights
Class 1 common stock	$0.0001	233,333,333	10 votes for each share
Class 2 common stock	$0.0001	500,000,000	1 vote for each share
Preferred stock	$0.0001	10,000,000	N/A

On September 30, 2020, 13,159,762 shares of Class 1 common stock, constituting all of the shares of Class 1 common stock that were issued and outstanding, were automatically converted into shares of Class 2 common stock, as the Class 1 common stock ceased to represent at least 10% of the outstanding common stock. Prior to the conversion, the Company had authorized 250,000,000 shares of Class 1 common stock. Upon conversion, 16,666,667 were retired, leaving 233,333,333 shares authorized, par value $0.0001 per share. There are no shares of Class 1 common stock outstanding as of December 31, 2020.

During the year ended December 31, 2020, the Company issued 16,131,487 shares of Class 2 common stock for gross proceeds of $127,041, under the at-the-market equity offering. Transaction costs of $2,541 were recorded net against the allocated gross proceeds in additional paid-in-capital. The warrants’ anti-dilution price protection features allow, for the period the warrants are outstanding, the Company to only issue up to $20,000 in aggregate gross proceeds under the Company’s at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6,000 per quarter, at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution price protection features.

The Company’s future ability to pay cash dividends on Class 2 common stock is limited by the terms of the Senior Facility and cannot be paid without the consent of the lender.

On March 17, 2020, the Company closed the registered offering, issuing shares of the Company’s Class 2 common stock along with pre-funded warrants and warrants (refer to Note 16).

18. Stock-Based Compensation

Original Stock Option Plan

Certain employees and other service providers of the Company participate in the equity-based compensation plan of Privateer Holdings, Inc (the “Original Plan”) under the terms and valuation method detailed below. For the year ended December 31, 2020, the total stock-based compensation expenses associated with the

Original Plan was $702 (December 31, 2019 – $469 and 2018 – $359). There were no new grants under the Original Plan for the year ended December 31, 2020.

The fair value of each stock option to employees granted under the Original Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2020	2019	2018
Expected stock option life	—	—	5.15 years
Expected volatility	—	—	48.82%
Risk-free interest rate	—	—	2.35%
Expected dividend yield	—	—	-%

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

Stock option activity under the Original Plan

	Stock Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	3,014,004	$3.04	5.8	$44,108
Exercised	(1,076,156)	1.80
Forfeited	(81,658)	4.59
Cancelled	(66,440)	3.81
Balance December 31, 2020	1,789,750	$3.62	3.77	$25,077
Vested and expected to vest, December 31, 2020	1,784,519	$3.61	3.76	$25,020
Vested and exercisable, December 31, 2020	1,731,626	$3.48	3.65	$24,449

The weighted-average fair values of all stock options granted in 2020 and 2019 were $0 and $0, respectively. The total intrinsic values of stock options exercised in 2020 and 2019 were $5,910 and $1,686, respectively. As of December 31, 2020, the total remaining unrecognized compensation expenses related to non-vested stock options amounted to $248 (2019 - $921), which will be amortized over the weighted-average remaining requisite service period of approximately 0.7 years (2019 – 0.8 years). The total fair values of stock options vested in 2020 and 2019 were $85 and $2,789, respectively.

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

As of January 1, 2020, 17,037,421 shares of Class 2 common stock had been reserved for issuance under the 2018 EIP. The number of shares of Class 2 common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each calendar year, for a period of not more than ten years, starting on January 1, 2019 and ending on and including January 1, 2027, in an amount equal to 4% of the total number of shares of our common stock outstanding on December 31 of the prior calendar year, or a lesser number of shares determined by our Board of Directors. The shares reserved include only the outstanding shares related to stock options and RSUs, and excludes stock options outstanding under the Original Plan.

For the year ended December 31, 2020, the total stock-based compensation expenses associated with the 2018 EIP was $29,014 (2019 – $31,373 and 2018 – $20,629).

The fair value of each stock option granted to employees under the 2018 EIP is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Assumptions 2020	Assumptions 2019	Assumptions 2018
Expected stock option life (years)	—	8.97 years	5.79 years
Expected volatility	—	61.33%	58.54%
Risk-free interest rate	—	2.10%	2.92%
Expected dividend yield	—	-%	-%

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

Stock option and RSU activity for the Company under the 2018 EIP is as follows:

Time-based stock option activity

	Stock Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	5,307,130	$14.04	8.4	$44,297
Granted	—	—
Exercised	(703,393)	7.76
Forfeited	(468,096)	13.73
Cancelled	(226,082)	13.20
Balance December 31, 2020	3,909,559	$15.25	7.4	$1,700,194
Vested and expected to vest, December 31, 2020	3,840,493	$15.10	7.4	$1,675,302
Vested and exercisable, December 31, 2020	3,142,175	$13.16	13.2	$1,423,560

The weighted-average fair values of time-based stock options granted in 2020 was $0 per share (2019 – $40.11 and 2018 – $7.74). The total intrinsic values of these stock options exercised in 2020, 2019 and 2018 were, $2,706, $29,655 and $0, respectively. As of December 31, 2020, the total remaining unrecognized compensation expenses related to non-vested stock options amounted to $9,696 (2019 – $23,649 and 2018 – $38,250), which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years (2019 – 1.9 years and 2018 - 2.8 years). The total fair value of stock options vested in 2020 were $34,001 (2019 - $16,708 and 2018 - $5,508).

Performance-based stock option activity

	Stock Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2019	520,000	$7.76	8.4	$4,872
Granted	—	—
Exercised	(520,000)	7.76
Forfeited	—	—
Cancelled	—	—
Balance December 31, 2020	—	$—		$—
Vested and expected to vest, December 31, 2020	—	$—		$—
Vested and exercisable, December 31, 2020	—	$—		$—

The weighted-average fair values of all performance-based stock options granted in 2020 was $0 per share (2019 - $0 and 2018 - $4.15). The total intrinsic values of stock options exercised in 2020, 2019 and 2018 were $1,160, $5,054 and $0 respectively. As of December 31, 2020, the total remaining unrecognized compensation expenses related to non-vested stock options amounted to $0 (2019 – $0 and 2018 – $593), which will be amortized over the weighted-average remaining requisite service period of approximately 0 years (2019 – 0 years and 2018 - 0.6 years). The total fair value of stock options vested in 2020 were $0 (2019 - $1,246 and 2018 - $1,246).

Time-based RSU activity

	Time-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2019	1,423,392	$42.05
Granted	2,156,079	8.53
Vested	(619,021)	35.24
Forfeited	(1,058,349)	25.65
Cancelled	(17,711)	19.93
Non-vested December 31, 2020	1,884,390	$15.22

As of December 31, 2020, there was approximately $22,046 (2019 - $41,898 and 2018 - $10,336) of total unrecognized compensation cost related to non-vested time-based RSUs that will be recognized as expenses over a weighted-average period of 1.6 years (2019 – 2.3 years and 2018 - 3.2 years). The total intrinsic values of time-based RSUs vested in 2020, 2019 and 2018 were $187, $3,446 and $0 respectively. The total fair value of time-based RSUs vested in 2020 were $21,815 (2019 - $4,667 and 2018 - $0)

Performance-based RSU activity

	Performance- based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2019	265,625	$7.76
Granted	493,961	7.07
Vested	(218,750)	7.76
Non-vested December 31, 2020	540,836	$7.13

As of December 31, 2020, there was approximately $1,950 (2019 - $330 and 2018 - $1,882) of total unrecognized compensation cost related to non-vested performance-based RSUs that will be recognized as expenses over a weighted-average period of 0.9 years (2019 – 1.0 year and 2018 - 1.7 years). The total intrinsic values of performance-based RSUs vested in 2020, 2019 and 2018 were $109, $46,423 and $0 respectively. The total fair value of performance-based RSUs vested in 2020 were $1,698 (2019 - $6,087 and 2018 - $ 0).

19. Accumulated Other Comprehensive Income (“AOCI”)

The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized (loss) gain on available-for-sale debt securities	Total
Balance as at December 31, 2018	$4,528	$(765)	$3,763
Cumulative effect adjustment from a transition to ASU 2016-01	—	803	803
Other comprehensive income (loss)	5,174	(21)	5,153
Balance as at December 31, 2019	9,702	17	9,719
Other comprehensive loss:
Change in foreign currency translation	(1,497)	—	(1,497)
Change in unrealized gains on available-for-sale debt securities	—	(17)	(17)
Balance as at December 31, 2020	$8,205	$—	$8,205

20. Commitments and Contingencies

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. The Company records a loss contingency if the information available indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of December 31, 2020, in the opinion of management, no claims meet the criteria to record a loss contingency.

Purchase commitments

The following table reflects the Company’s future non-cancellable minimum purchase commitments for inventory as of December 31, 2020:

	Total	2021	2022	2023	2024	2025	Thereafter
Purchase commitments	$84,094	$84,094	$—	$—	$—	$—	$—
Total	$84,094	$84,094	$—	$—	$—	$—	$—

In 2018, the Company signed an agreement with Rose Lifescience Inc. (“Rose”) for distribution and marketing of product in Quebec in exchange for a minimum fee of $384 per annum for an initial term of five years, and agreed to purchase the lesser of 2,000 Kg per year or 40% of the production of Cannabis at a rate of 115% of cost of goods sold from the Rose facility. In September 2020, the Company signed an amendment to this agreement under which the Company is no longer obligated to purchase product from Rose nor pay the minimum fee. Instead, the amendment requires the Company to make approximately 40,000 kilograms equivalent Tilray product available in the province of Quebec through 2023 for Rose for sale and pay Rose a compensation fee based on net revenue sold in Quebec for an estimated compensation fee of approximately $8.0 million through 2023. As there is no firm commission fee commitment, it is excluded from the above schedule. Compensation fee expense is recorded as incurred.

In 2018, the Company entered into a Product and Trademark License Agreement with Docklight LLC, a related party (refer to Note 25), to use certain intellectual property rights in exchange for payment of royalty depending upon specified percentage of licensed product net sales. As the purchase commitment is an undeterminable variable amount, it is excluded from the above schedule.

Other commitments

The Company has payments on the convertible notes (refer to Note 14), ABG finance liability (refer to Note 4), the Senior Facility (refer to Note 15), and Portugal construction purchase commitments as follows:

	Total	2021	2022	2023	2024	2025	Thereafter
Convertible notes, principal and interest	$319,535	$13,893	$13,893	$291,749	$—	$—	$—
Senior Facility, principal and interest	56,683	5,302	51,381	—	—	—	—
ABG finance liability	7,500	1,500	1,500	1,500	1,500	1,500	$—
Portugal construction commitments	2,778	2,778	—	—	—	—	—
Total	$386,496	$23,473	$66,774	$293,249	$1,500	$1,500	$—

In the event the Company consummates the announced merger with Aphria Inc., the Company has agreed to pay its financial advisor a non-refundable $9,000 transaction fee on the date of closing.

21. Revenue from Contracts with Customers

The Company reports two segments: cannabis and hemp, in accordance with ASC 280 Segment Reporting. The Company generates revenues from the cannabis and hemp segments through contracts with customers, each with a single performance obligation, being the sale of products. The Company determines that revenue information disclosed in business segment information in Note 28 disaggregates revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

For certain long-term arrangements, the Company has performance obligations for goods it has not yet delivered. For these arrangements, the Company does not have a right to bill for the undelivered goods. The Company has determined that any unbilled consideration relates entirely to the value of undelivered goods. Accordingly, the Company has not recognized revenue, and has elected not to disclose amounts, related to these undelivered goods. As of December 31, 2020, other than accounts receivable, net of allowance for doubtful debts, the Company has no contract balances in the balance sheets.

22. General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Year ended December 31,
	2020	2019	2018
Salaries and benefits	$31,553	$39,565	$11,721
Stock-based compensation expenses	20,491	26,499	18,926
Other expenses	17,869	16,649	8,152
Professional fees	12,773	21,189	7,557
Loss on disposal of property and equipment	1,851	2,436	190
Travel expenses	937	4,565	2,031
Credit loss expenses	409	—	—
Total	$85,883	$110,903	$48,577

23. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components:

	Year ended December 31,
	2020	2019	2018
United States	$(168,480)	$(156,010)	$(42,418)
Canada	(96,337)	(151,736)	(25,333)
Portugal	(4,730)	(11,781)	(2,208)
Other countries	(7,128)	(10,092)	(2,215)
Total	$(276,675)	$(329,619)	$(72,174)

The (recoveries) expenses for income taxes consists of:

	Year ended December 31,
	2020	2019	2018
Current income tax (recoveries) expenses:
United States	$(227)	$151	$—
Canada	(88)	112	—
Other countries	89	134	34
Total	(226)	397	34

Deferred income tax recoveries:
United States	$(569)	$(4,390)	$(4,485)
Canada	(4,909)	(3,383)	—
Other countries	102	(1,074)	—
Total	(5,376)	(8,847)	(4,485)
Income tax benefits, net	$(5,602)	$(8,450)	$(4,451)

The effective tax rate differs from the U.S. federal stautory rate as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Loss before income taxes:	$(276,675)	$(329,619)	$(72,174)
Income tax benefits at statutory rate	(58,076)	(69,220)	(15,157)
Tax impact of foreign operations	(6,035)	(9,193)	(1,864)
Foreign exchange and other	(2,349)	1,015	1,399
Non-deductible expenses	1,576	483	5,331
Changes in enacted rates	—	(3)	—
Change in fair value of warrant liability	21,060	—	—
Stock based and other compensation	3,376	2,113	—
Change in valuation allowance	34,846	66,355	5,840
Income tax benefits, net	$(5,602)	$(8,450)	$(4,451)

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Deferred assets
Operating loss carryforwards - United States	$28,575	$5,843	$4,173
Operating loss carryforwards - Canada	69,100	59,755	13,723
Operating loss carryforwards - Other Countries	5,806	5,158	607
Property and equipment	—	—	2,510
Currently nondeductible interest	7,658	4,915	—
Partnership interests	34,869	21,546	—
Deferred financing costs	214	208	27
Investment tax credits and related pool balance	566	180	57
Other	6,794	931	—
Total Deferred tax assets	153,582	98,536	21,097
Less valuation allowance	(149,655)	(84,337)	(14,433)
Net deferred tax assets	3,927	14,199	6,664
Deferred tax liabilities
Property and equipment	(1,582)	(5,800)	(2,328)
Intangible assets	(48,456)	(54,814)	(289)
Equity portion of convertible notes	(3,163)	(6,948)	(8,471)
Total deferred tax liabilities	(53,201)	(67,562)	(11,088)
Net deferred tax liability	$(49,274)	$(53,363)	$(4,424)

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in the U.S. The CARES Act, among other things, permits U.S. net operating loss ("NOL") carryovers and carrybacks to offset 100% of U.S. taxable income for taxable years beginning before 2021. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act results in increasing the allowable interest expense and NOL carryover deductions in 2020.

The Tax Cuts and Jobs Act (2017 Tax Act) was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 35% to 21%. The Tax Act also contains additional provisions that are effective for the company in 2018, including a new tax on Global Intangible Low-Taxed Income (“GILTI”). Under U.S. GAAP, we are allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"); or (ii) factor in such amounts into the measurement of our deferred taxes (the "deferred method"). The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

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

At December 31, 2020, the Company had United States net operating loss carryforwards of approximately $135,817 that can be carried forward indefinitely and generally limited in annual use to 80% of the current year taxable income starting 2021. The Company has Canadian net operating loss carry-forwards of approximately $258,790 that can be carried forward 20 years and begin to expire in 2028. Management believes that it is more-likely-than-not that the benefit from certain United States and foreign net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was an increase of $65,318 and $66,355 for the years ended December 31, 2020 and 2019, respectively.

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

The total amount of gross unrecognized tax benefits (“GUTB”) was $0, $86, and $0 as of December 31, 2020, 2019 and 2018 respectively. The $86 decrease of GUTB in 2020 was attributable to unrecognized tax benefits as a result of tax positions taken during a prior period. The $86 increase of GUTB in 2019 was attributable to unrecognized tax benefits as a result of tax positions taken during a prior period. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the financial statements.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. In the years ended December 31, 2020, 2019 and 2018, the Company recorded approximately $0, $0 and $0, respectively, of interest and penalty expenses related to uncertain tax positions. As of December 31,2020, and 2019, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $0 and $0, respectively.

The Company and its subsidiaries are subject to United States federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company is not currently under audit in any jurisdiction for any period. Major jurisdictions where there are wholly owned subsidiaries of Tilray, Inc. which require income tax filings include the Canada, Portugal, Germany, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2016 for Canada, 2017 for Portugal, 2016 for Germany, 2017 for Australia, and 2018 for United States.

24. Supplemental Cash Flow Information(1)

	Year ended December 31,
	2020	2019	2018
Cash paid for interest	$27,588	$28,206	$1,189
Cash paid for income taxes	190	145	—
Non-cash financing activities
Conversion of preferred stock to common stock	—	—	2
Exchange of convertible debt for common stock	(182,738)	—	—
Non-cash investing		—	—
Alef acquisition	—	—	2,855
Acquisition of Manitoba Harvest	—	158,197	—
Acquisition of Natura	—	38,979	—
Acquisition of S&S	—	5,021	—
Investment in ABG Profit Participation Arrangement, net of receivable	—	97,544	—
Purchases of investments	$—	$10,551	$—

(1)	For supplemental cash flow information related to leases, refer to Note 10.

25. Related-Party Transactions

In the normal course of business, the Company enters into related party transactions with certain entities under common control and joint ventures as detailed below.

Leafly Holdings, Inc. (“Leafly”)

The Company has an agreement with Leafly providing for data licensing activities. During the year ended December 31, 2020, operational expenses of $134 was recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $272).

Docklight LLC (“Docklight”) royalty and management services

The Company pays Docklight a royalty fee pursuant to a brand licensing agreement which provides the Company with exclusive rights in Canada for the use of certain adult-use brands. During the year ended December 31, 2020, royalty fees of $1,178 were recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $176). Refer to Note 20 for purchase commitments with Docklight.

Ten Eleven Management LLC (“Ten Eleven”)

In January 2020, the Company entered into a corporate services agreement with Ten Eleven Management LLC (“Ten Eleven”), pursuant to which Ten Eleven provides the Company with certain general administrative and corporate services for a service fee. This agreement was terminated in April 2020. In August 2020, the Company entered into a corporate services agreement with Ten Eleven pursuant to which Ten Eleven provides the Company with certain accounting services for a service fee. This agreement was terminated in October 2020. During the year ended December 31, 2020, management services of $71 was recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2019 - $275).

The Company sub-leases a portion of certain office space to Ten Eleven. Ten Eleven’s lease payments are based on the pro-rata share of space that they occupy, with annual lease payments of $470. The sub-lease was terminated in May 2020. For the year ended December 31, 2020, $196 of sublease income is recorded in other income, net (2019 - $307).

Fluent and Cannfections

The Company has joint venture arrangements with a 50% ownership and voting interest in each of Fluent and Cannfections. Refer to Note 7 for details over transactions with these entities for the year ended December 31, 2020.

Aircraft Time Share Reimbursement

The Company had entered into an aircraft time-share agreement and a lease consent and subordination agreement with Brendan Kennedy, our Chief Executive Officer, whereby the Company had access to and use of an aircraft owned by Mr. Kennedy on an as-needed basis for business purposes. Pursuant to this arrangement, the Company reimbursed Mr. Kennedy for certain related aircraft expenses. During the year ended December 31, 2020, the Company incurred $261 of fees which is included in general and administrative expenses (2019 – $0).

Accounts payable due to related parties

At December 31, 2020, the Company has accounts payable due to related parties of $290 (December 31, 2019 - $68).

26. Financial Instruments

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

The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary (refer to Note 8).

Due to the uncertainties associated with COVID-19, the Company may be unable to accurately predict the creditworthiness of its counterparties and their ability to meet their obligations. This may result in unforeseen additional credit losses.

Foreign currency risk

The Company conducts its business in several countries and in a variety of currencies, the most significant of which are the Canadian dollar and Euro. Consequently, the Company is exposed to foreign currency risk. A significant portion of the Company’s assets, liabilities, revenue, and expenses are denominated in Canadian dollars. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $45,944 as of December 31, 2020 (2019 - $12,457 and 2018 – $2,817), with a corresponding impact to accumulated other comprehensive income (loss). The Company is also exposed to risk related to changes in the value of the Euro due to its construction commitment in Portugal.

Interest rate risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s outsanding debt. The Company is exposed to changes to the Canadian prime rate as the Senior Facility bears interest based on the Canadian prime rate plus 8.05%. The convertible notes bear interest at a fixed rate of 5% and are not publicly traded and, therefore, are not affected by changes in the market interest rates. A 1% change in the Canadian prime rate would have an impact of $425 to the statements of net loss and comprehensive loss for the year ended December 31, 2020.

Liquidity risk

The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash flows generated from operations to meet its requirements. As at December 31, 2020 and December 31, 2019, the most significant financial liabilities are accounts payable, accrued expenses and other current liabilities, and convertible notes and the Senior Facility.

Equity Price Risks

As of December 31, 2020, we held long-term equity investments at fair value and equity investments under the measurement alternative. These investment in equities were acquired as part of our strategic transactions. Accordingly, the changes in fair values of investment in equities measured at fair value or under the measurement alternative are recognized through other expense (income), net in the statements of net loss and comprehensive loss. Based on the fair value of investment in equities held as of December 31, 2020, a hypothetical decrease of 10% in the prices for these companies would reduce the fair values of the investments and result in unrealized loss recorded in other expense (income), net by $50. Similarly, based on the fair value of our warrant liability as of December 31, 2020, a hypothetical increase of 10% in the price for our common stock would increase the change in fair value of warrant liability by $5,800.

27. Fair Value Measurement

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Investments
Equity investments measured at fair value	$477	$—	$—	$477
Debt securities classified as available-for-sale	—	—	2,500	2,500
Warrant liability	—	—	(120,647)	(120,647)
Convertible Debt	—	(239,652)	—	(239,652)
Total recurring fair value measurements	$477	$(239,652)	$(118,147)	$(357,322)

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2019
Investments
Equity investments measured at fair value	$4,183	$—	$—	$4,183
Debt securities classified as available-for-sale	727	—	4,320	5,047
Acquisition-related contingent consideration	—	—	420	420
Total recurring fair value measurements	$4,910	$—	$4,740	$9,650

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

Warrant liability: The warrants associated with the warrant liability are classified as Level 3 derivatives. Consequently, the estimated fair value of the warrant liability is determined using the Monte Carlo pricing model (refer to Note 16). Until the warrants are exercised, expire, or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity, the warrant liability (which relates to warrants to purchase shares of Class 2 common stock) is marked-to-market each reporting period with the change in fair value recorded in change in fair value of warrant liability. Any significant adjustments to the unobservable inputs disclosed in the table below would have a direct impact on the fair value of the warrant liability.

Convertible Debt: This instrument is held at amortized cost. The estimated fair value is determined using quoted market prices near the reporting date and is classified as Level 2.

The opening balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled to the closing balances as follows:

	Debt securities classified as available-for- sale	Warrant liability
Opening balance as at January 1, 2020	$4,320	$—
Additions	—	(69,414)
Exercise	—	49,053
Settlements		—
Interest expenses, net	804	—
Change in fair value	(2,624)	(100,286)
Closing balance as at December 31, 2020	$2,500	$(120,647)

	Quantitative information about Level 3 fair value measurements
	Fair value at December 31, 2020	Valuation technique	Unobservable input	Range (weighted average)
			Discount rate	16.5%
Debt securities classified as available-for-sale	$2,500	Discounted cash flow	Probability of conversion/ prepayment	nil
			Probability of default	nil

Warrant liability	$(120,647)	Monte Carlo	Volatility	100%
			Expected life	4.7 years

Items measured at fair value on a non-recurring basis

The Company's prepayments and other current assets, long lived assets, including property and equipment, goodwill and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The estimated fair value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other current liabilities and Senior Facility at December 31, 2020 (December 31, 2019 – the fair value of all aforementioned, except the Senior Facility which was entered into in 2020) approximate their carrying value.

28. Business Segment Information

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

	Year ended December 31,
	2020		2019		2018
	Revenue	Gross profit (loss)	Revenue	Gross profit (loss)	Revenue	Gross profit
Cannabis	$133,605	$(3,575)	$107,147	$(42,302)	$43,130	$14,275
Hemp	76,877	28,230	59,832	18,806	—	—
Total	$210,482	$24,655	$166,979	$(23,496)	$43,130	$14,275

No asset information is provided for the segments because the Company’s chief operating decision maker does not receive asset information by segment on a regular basis.

Total revenue and gross profit for the reportable segments is equal to the Company’s consolidated revenue and gross profit.

	Year ended December 31,
	2020	2019	2018
Gross profit (loss) for the segments	$24,655	$(23,496)	$14,275
General and administrative expenses	(85,883)	(110,903)	(48,577)
Sales and marketing expenses	(54,666)	(63,813)	(15,828)
Research and development expenses	(4,411)	(9,172)	(5,864)
Depreciation and amortization expenses	(13,722)	(11,607)	(1,598)
Impairment of assets	(61,114)	(112,070)	—
Acquisition-related income (expenses), net	—	31,427	(248)
Loss from equity method investments	(5,983)	(4,504)	—
Foreign exchange (loss) gain, net	13,169	5,944	(7,234)
Change in fair value of warrant liability	(100,286)	—	—
Gain on debt conversion	61,118	—	—
Interest expenses, net	(39,219)	(34,690)	(9,110)
Finance income from ABG	—	764	—
Other (expenses) income, net	(10,333)	2,501	2,010
Loss before income taxes	$(276,675)	$(329,619)	$(72,174)

Sources of revenue were as follows:

	Year Ended December 31,
	2020	2019	2018
Dried cannabis	$92,781	$82,753	$21,674
Cannabis extracts	39,986	24,139	21,179
Hemp products	76,877	59,832	—
Accessories and other	838	255	277
Total	$210,482	$166,979	$43,130

Channels of revenue were as follows:

	Year Ended December 31,
	2020	2019	2018
Cannabis
Adult-use	$83,828	$55,763	$3,521
Canada - medical	15,489	12,556	18,052
International - medical	33,886	13,378	2,912
Bulk	402	25,450	18,645
Total Cannabis revenue	$133,605	$107,147	$43,130
Hemp	76,877	59,832	—
Total	$210,482	$166,979	$43,130

Revenue attributed to geographic region based on the location of the customer was as follows:

	Year Ended December 31,
	2020	2019	2018
Canada	$120,581	$130,291	$40,209
United States	53,782	23,516	—
Other countries	36,119	13,172	2,921
Total	$210,482	$166,979	$43,130

Revenue includes excise duties of $19,143 for the year ended December 31, 2020 (2019: $13,136 and 2018: $1,200).

Long-lived assets consisting of property and equipment, net of accumulated depreciation, attributed to geographic regions based on their physical location were as follows:

	December 31,
	2020	2019
Canada	$122,328	$144,065
Portugal	71,988	36,908
United States	5,182	3,171
Other countries	61	73
Total	$199,559	$184,217

Major Customers

Two customers, in the Cannabis segment, accounted for 19% and 11%, respectively, of revenue for the year ended December 31, 2020. One customer, in the Hemp segment, accounted for 15% of revenue for the year ended December 31, 2020. Two customers, one each in the Cannabis and Hemp segments, accounted for 13% each of revenue for the year ended December 31, 2019. One customer, in the Cannabis segment, accounted for 24% of the Company’s revenue for the year ended December 31, 2018.

Three customers accounted for 17%, 16% and 11%, respectively, of the Company’s accounts receivable balance as of December 31, 2020. Two customers accounted for 20% and 10%, respectively, of the Company’s accounts receivable balance as of December 31, 2019. Two customers accounted for 30% and 16%, respectively, of the Company’s accounts receivable balance as of December 31, 2018.

29. Business Combinations

Acquisition of Manitoba Harvest

On February 28, 2019, the Company completed the acquisition of all issued and outstanding shares of Manitoba Harvest. Manitoba Harvest develops and distributes a diverse portfolio of hemp-based natural food and wellness products and enables the Company to expand into the growing cannabidiol (“CBD”) product market in the United States.

Subsequent to the acquisition date, the Company revised the preliminary purchase price of the Manitoba Harvest acquisition to include working capital adjustments of $280 related to the acquisition. The Company also revised the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date, resulting in a $1,112 decrease in goodwill. The Company completed the final purchase price allocation for Manitoba Harvest. The goodwill of $126,881, assigned to the Hemp reportable segment (refer to Note 12), is attributable to factors such as market share, reputation with customers and vendors, and the skilled workforce of Manitoba Harvest. Goodwill is not deductible for tax purposes. The gross contractual amount of receivables as at the date of acquisition was $6,340, of which approximately $133 was not expected to be collected.

The financial results of Manitoba Harvest are included in the Company’s financial statements since acquisition close. The statements of net loss and comprehensive loss include revenue of $58,029 and net loss of $14,441 of Manitoba Harvest for the year ended December 31, 2019, respectively. The Company incurred acquisition costs of $1,328 for the acquisition of Manitoba Harvest.

Acquisition of Natura

On February 15, 2019, the Company acquired the remaining 97% issued and outstanding shares of Natura Naturals Holdings Inc. (“Natura”). Natura is licensed to cultivate and produce medical cannabis, expanding the Company’s capacity to supply high-quality branded cannabis products to the Canadian market. The Company revised the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date, resulting in a $2,340 increase in goodwill. The Company completed the final purchase price allocation. The goodwill of $29,314, assigned to the Cannabis reportable segment (refer to Note 12), is attributable to factors such as strong supply chain, quality of products and the skilled workforce of Natura. Goodwill is not deductible for tax purposes.

The financial results of Natura are included in the Company’s financial statements since acquisition close. The statements of net loss and comprehensive loss include revenue of $14,544 and net loss of $125 for the year ended December 31, 2019, respectively. The Company incurred acquisition costs of $824 for the acquisition of Natura.

Acquisition of S&S

On July 11, 2019, the Company acquired all issued and outstanding shares of Smith & Sinclair Ltd. (“S&S”), which crafts edible candies, fragrances and creative consumables in the United Kingdom and enables the Company to develop CBD-infused edibles and beverages as well as alcohol-infused edibles for distribution in Canada, United States and Europe. The financial results of S&S are included in the Company’s financial statements since acquisition close. The goodwill of $4,932 is assigned to the Hemp reportable segment (refer to Note 12). The statements of net loss and comprehensive loss include revenue of $1,633 and net loss of $2,774 for the year ended December 31, 2019, respectively.

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

Intangible assets include:

(1) Manitoba Harvest: trademarks - $54,688, developed technology - $6,988 and customer relationships - $134,290

(2) Natura: licenses - $10,494

(3) S&S: trademarks - $1,670, patent - $690 and website - $58

The final purchase price of the Manitoba Harvest, Natura and S&S acquisitions are calculated as follows:

	Manitoba Harvest	Natura	S&S
Cash paid on closing	$114,566	$15,253	$2,420
Cash paid six months after closing	37,490	—	—
Class 2 common stock issued on closing(1)(2)(5)	96,844	15,099	3,189
Class 2 common stock issued six months after closing (1)	31,866	—	—
Working capital adjustment	280	—	—
Contingent consideration	29,207	20,007	1,812
Fair value of previously held interest (3)	—	1,565	—
Effective settlement of pre-existing debt (4)	—	2,308	—
Subscription rights	—	—	20
Total fair value of consideration transferred	$310,253	$54,232	$7,421

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

30. Subsequent Events

In January and February of 2021, holders of the Company’s warrants exercised 12,666,000 shares at the value of $5.95 per share, resulting in proceeds to the company of $75,363 as well as a reduction of the Company’s outstanding warrant liability for $80,000.

On February 9, 2021, the Company reached an agreement with the issuer of a convertible note to collect $2,500 as a prepayment and early termination. Payment in full was received on February 12, 2021.

31. Quarterly Financial Data (unaudited)

The following table contains selected quarterly data for 2020 and 2019. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
2020
Revenue	$52,102	$50,414	$51,406	$56,560
Gross profit	10,507	(5,824)	3,330	16,642
Operating loss	(71,250)	(75,820)	(32,772)	(21,282)
Net loss	(184,123)	(81,687)	(2,316)	(2,947)
Net loss per share—basic and diluted[1]	$(1.73)	$(0.65)	$(0.02)	$(0.02)
2019
Revenue	$23,038	$45,904	$51,101	$46,936
Gross profit	5,385	12,273	15,853	(57,007)
Operating loss	(28,332)	(32,961)	(23,785)	(216,624)
Net loss	(29,369)	(36,301)	(36,351)	(219,148)
Net loss per share—basic and diluted[1]	$(0.31)	$(0.37)	$(0.37)	$(2.14)

¹	Earnings per share for the four quarters combined may not equal earnings per share for the year due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tilray Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tilray Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of net loss and comprehensive loss, and changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2021, expressed an adverse opinion on the Company's internal control over financial reporting.

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

The nature of the process for cannabis inventory costing is manual and requires management to use complex spreadsheet models updated monthly (“models”) to calculate a month by month ongoing cost of inventory. In addition, the models must use a variety of inputs and source data in order to calculate cost. Auditing the cost of inventory required an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the cost of cannabis inventory included the following, among others:

•	Evaluated the complex spreadsheet models, and the inputs to such models, used to calculate the cost of cannabis inventory by:
o	Evaluating the incorporation of the source data into the models, testing the formulas used and testing the computational accuracy.

o	Testing purchases used in the models to third party source documentation.
o	Testing production costs used in the models to actual costs incurred.
o	Performing independent calculations of key inputs used in the models and comparing to inputs used by management.
o

Testing management’s allocation of indirect costs between inventory products by assessing the appropriateness of the allocation method, recalculating the allocations and on a sample basis testing the underlying allocations by tracing to source documents.

o	Testing production quantities used in the models by physically observing and verifying inventory quantities.

•

As a result of the Company’s material weakness identified by the Company in the “Control Activity” component of Internal Control – Integrated Framework (2013) issued by COSO, we increased the extent of inventory physical observations and verifications, increased the extent of testing where sampling methodology was used, and utilized third party source documents in the performance of our testing procedures.

Goodwill and Indefinite-lived Intangible Assets— Refer to Notes 2, 11 and 12 to the financial statements

Critical Audit Matter Description

The Company performs an annual assessment of the impairment for goodwill and indefinite-lived intangible assets, or a more frequent assessment when events or circumstances indicate that the fair value of a reporting unit is less than its carrying value and an impairment may have occurred. As at December 31, 2020, the Company performed their annual assessment including a quantitative assessment. This assessment required management to make significant estimates and judgements relating to forecasted revenues, gross margins and operating margins, and discount rate. Changes in these assumptions could have a significant impact on either the fair value of the hemp reporting unit, the amount of any goodwill and indefinite-lived intangible assets impairment charge, or both. The fair value of the hemp reporting unit was determined to exceed its carrying value and no impairment charge was recorded.

Performing audit procedures to evaluate if the fair value of the hemp reporting unit exceeded its carrying value required a high degree of auditor judgment and an increased extent of audit effort, including involving fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the fair value of the hemp reporting unit against its carrying value included the following, among others:

•	Evaluated management’s ability to accurately forecast revenues, gross margins and operating margins by comparing actual results to management’s historical forecasts.
•	With the assistance of fair value specialists, developed an independent discounted cash flow model to estimate the fair value of the hemp reporting unit by:
o	Determining forecasted revenues, gross margins and operating margins by considering:
▪	Historical revenues, gross margins and operating margins;
▪	Internal communications with management;
▪	Underlying analyses detailing business strategies and growth plans;
▪	Analyst and industry reports for the Company and peer companies operating in food and / or CBD.
o	Determining an appropriate discount rate based on source information, industry data and benchmarks.
•	Compared the independent estimate of the fair value of the hemp reporting until against its carrying value.

/s/ Deloitte LLP

Chartered Professional Accountants

Vancouver, Canada

February 19, 2021

We have served as the Company's auditor since 2017.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. The term “disclosure controls” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, (or “DCPs”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of the Company’s DCPs as of December 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in the Company’s internal control described below, as of such date, the Company’s DCPs were not effective.

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

Management of the Company, under the supervision and participation of the CEO and CFO, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As of December 31, 2019, management had identified certain material weaknesses in the Company’s internal control over financial reporting. During fiscal 2020, management made the following changes to internal control over financial reporting to remediate the identified material weakness in the Control Environment component of internal control:

•

Built an experienced team with a combination of external advisors and internal personnel, including a new Chief Financial Officer, Corporate Controller, and Director of SEC Reporting & Technical Accounting, to improve the Company’s financial reporting close process and reporting of the Company’s financial results and disclosures.

•

The Company implemented additional consolidation and financial close related controls which included additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with U.S. GAAP with regard to complex accounting issues.

•

Engaged an external advisor with subject matter expertise and significant resources to assist management with certain components of the internal control program and to supplement the financial reporting team’s U.S. GAAP expertise.

Despite management’s ability to remediate one of the two COSO framework material weaknesses identified at December 31, 2019, and as a result of management’s evaluation of the effectiveness of the Company's internal control over financial reporting, management concluded that as of December 31, 2020, the Company had a material weakness relating to one component of the COSO framework. The material weakness is summarized below, and remediation efforts are outlined in the “Remediation of Material Weaknesses in Internal Control over Financial Reporting” section below.

Material Weaknesses in Internal Control

As noted above, we invested significantly in our Control Environment and added critical resources across the organization and specifically in the finance team to establish a sustainable internal control environment. Despite this progress, management determined it did not remediate all material weaknesses as of December 31, 2020. The material weakness in Control Activities was further refined to specific areas as noted below.

Control activities: The Company did not fully design and implement effective control activities based on the criteria established in the COSO framework. The Company has identified deficiencies that constitute a material weakness, either individually or in the aggregate. This material weakness is attributable to the following factors:

•	The Company did not have effective controls over the review procedures for balance sheet account reconciliations and manual journal entries.
•	The Company did not have effective controls over the completeness and accuracy of key spreadsheets and reports used in the measurement and valuation of inventory.
•	The Company did not have documented evidence of review procedures and did not have sufficient segregation of duties within its accounting function for the Portugal and Manitoba Harvest business units.

Due to the existence of the above material weakness, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020. This material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Deloitte LLP, an independent registered public accounting firm, has audited the Company’s Financial Statements for the fiscal year ended December 31, 2020 and has included its attestation report on management's assessment of the Company’s internal control over financial reporting.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company has improved its organizational capabilities and has successfully remediated the control environment material weakness from the prior year and continues to implement processes and controls to try and remediate the material weakness on control activities as of December 31, 2020. Additionally, although the Company implemented meaningful control enhancements throughout the year and in the fourth quarter of 2020, there was insufficient time to demonstrate full remediation of monthly and quarterly controls by December 31, 2020.

The Company continues to strengthen our internal control over financial reporting and is committed to ensuring that such controls are designed and operating effectively. The Company is implementing process and control improvements to address the above material weakness as follows:

•

The Company implemented a software solution in Q4 of 2020 to help facilitate the balance sheet account reconciliation control and automate several manual processes, each of which is expected to increase the efficiency of the review process and formalize procedures around validation of completeness and accuracy of end‐user spreadsheets related to account reconciliations. The Company will continue to expand on the use of the software tool to help manage month end and quarter end activities.

•	The Company will continue its efforts to standardize review procedures and formalize the documentation of reviews through the use of checklists.

•

The Company made progress in the implementation of an enterprise resource planning (ERP) system and has supplemented existing accounting resources in its European operations in Q4 2020. The Company will continue its efforts to hire full time employees with technical accounting expertise and public company experience, as needed.

•

The Company will continue its efforts to provide training to all control owners on SOX 404 documentation requirements surrounding the use of key spreadsheets and key reports, and the Company will use external advisors to help facilitate training sessions as needed.

Management has made significant progress on the Company’s remediation plans as demonstrated by the remediation of the control environment material weakness and the further refinement of the control activities material weakness from the prior year and will continue its efforts to remediate the current material weakness in 2021. In addition, under the direction of the Audit Committee of the Board of Directors, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

The material weakness in the Company’s internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company is working to have the material weakness remediated as soon as possible. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. There is no assurance that the remediation will be fully effective. As described above, the material weakness has not been remediated as of the filing date of this Form 10‐K. If these remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of the Company’s financial reporting may be materially and adversely affected.

Changes in Internal Controls over Financial Reporting

Other than those described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a‐15(f) and 15d‐5(f) under the Exchange Act) during the quarter and year ended December 31, 2020, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tilray, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tilray, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness relating to Control Activities of the COSO component has been identified and included in management's assessment. The material weakness, either individually or in the aggregate, relates to: (i) ineffective controls over the review procedures for balance sheet account reconciliations and manual journal entries; (ii) ineffective controls over the completeness and accuracy of key spreadsheets and reports used in the measurement and valuation of inventory; and (iii) lack of evidence of review procedures and lack of sufficient segregation of duties within the accounting function for the Portugal and Manitoba Harvest business units. The material weakness is considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte LLP

Chartered Professional Accountants

Vancouver, Canada

February 19, 2021

Item 9B. Other Information.

PART III

This Part III incorporates certain information by reference from the definitive proxy statement to be filed by the in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”). We will file the Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended December 31, 2020. If our Proxy Statement is not filed within 120 days December 31, 2020, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10. Directors, Executive Officers and Corporate Governance.

(1)

The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

(3)

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)

The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1)

The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).
(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	File Herewith
2.1*	Arrangement Agreement among the Registrant and High Park Gardens Inc. and Natura Naturals Holdings Inc. dated January 21, 2019	8-K	001-38594	2.1	1/25/2019

2.2*	Agreement and Plan of Merger and Reorganization, among the Registrant, Down River Merger Sub, LLC, Privateer Holdings, Inc. and Michael Blue as the Stockholder Representative, dated September 9, 2019	8-K	001-38594	2.1	9/10/2019

2.3*	Arrangement Agreement between the Registrant and Aphria Inc., dated December 15, 2020	8-K	001-38594	2.1	12/21/2020

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-38594	3.1	12/17/2019

3.2	Certificate of Retirement of Class 1 Common Stock	8-A/A	001-38594	3.1	10/1/2020

3.3	Amended and Restated Bylaws currently in effect	S-1	333-225741	3.4	7/9/2018

4.1	Indenture, dated October 10, 2018, between the Registrant and GLAS Trust Company LLC	8-K	001-38594	4.1	10/10/2018

4.2	Form of 5.00% Convertible Senior Note due 2023 (included in Exhibit 4.1)	8-K	001-38594	4.2	10/10/2018

4.3	Description of Securities of the Registrant					X

4.4	Form of Pre-Funded Warrant	8-K	001-38594	4.1	03/17/2020

4.5	Form of Warrant	8-K	001-38594	4.2	03/17/2020

10.1+	Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.2	7/9/2018

10.2+	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.3	7/9/2018

10.3+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.4	7/9/2018

10.4+	Privateer Holdings Inc. 2011 Equity Incentive Plan as amended	S-8	333-235581	99.1	12/19/2019

10.5+	Forms of Notice of Stock Option Grant, Stock Option Agreement and Exercise Notice and Restricted Stock Purchase Agreement for Privateer Holdings Inc. 2011 Equity Incentive Plan	S-8	333-235581	99.2	12/19/2019

10.6	Form of Indemnity Agreement by and between the Registrant and its directors and officers	8-K	001-38594	10.1	8/10/2020

10.7+	Employment Agreement by and between the Registrant and Brendan Kennedy dated May 30, 2018	S-1	333-225741	10.6	6/20/2018

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	File Herewith
10.8	Credit Facility Agreement between Lafitte Ventures, Ltd. and Privateer Holdings, Inc., dated January 1, 2016	S-1	333-225741	10.9	6/20/2018

10.9	Clarification of Credit Facility Agreement between Lafitte Ventures, Ltd. and Privateer Holdings, Inc., dated March 5, 2018	S-1	333-225741	10.10	6/20/2018

10.10	Construction Facility Agreement between Privateer Holdings, Inc. and Bouchard Ventures, Ltd., dated November 1, 2017	S-1	333-225741	10.11	6/20/2018

10.11	Product and Trademark License Terms & Conditions, between Docklight LLC, and High Park Holdings Ltd, dated December 17, 2018					X

10.12	First Amendment to Product and Trademark Licensing Agreement between Docklight Brands, Inc., successor to Docklight, LLC, and High Park Holdings Ltd, dated December 3, 2020					X

10.13	Board Services Agreement by and between the Registrant and Michael Auerbach dated June 1, 2018	S-1	333-225741	10.14	7/9/2018

10.14	Board Services Agreement by and between the Registrant and Rebekah Dopp dated June 1, 2018	S-1	333-225741	10.15	7/9/2018

10.15	Board Services Agreement by and between the Registrant and Maryscott Greenwood dated May 29, 2018	S-1	333-225741	10.16	7/9/2018

10.16	Board Services Agreement by and between the Registrant and Christine St. Clare dated June 1, 2018	S-1	333-225741	10.17	7/9/2018

10.17	Payment Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 14, 2019	10-K	001-38594	10.18	3/2/2020

10.18†	Amended and Restated Profit Participation Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 24, 2020	10-K	001-38594	10.19	3/2/2020

10.19	Sales Agreement, dated as of September 10, 2019, by and between the Registrant and Cowen and Company, LLC	8-K	001-38594	1.1	9/10/2019

10.20	First Amendment to Payment Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 24, 2020	10-K	001-38594	10.21	3/2/2020

10.21+	Employment Agreement by and between the Registrant and Andrew Pucher, Jr. dated November 8, 2018	10-K	001-38594	10.22	3/2/2020

10.22+	Employment Agreement by and between the Registrant and Jon Levin, dated January 13, 2020	10-K	001-38594	10.23	3/2/2020

10.23+	Amendment to Employment Agreement by and between Jon Levin and Tilray, Inc., dated September 21, 2020	10-Q	001-38594	10.1	11/9/2020

10.24+	Employment Agreement by and between the Registrant and Michael Kruteck, dated January 20, 2020	10-K	001-38594	10.24	3/2/2020

10.25+	Employment Agreement by and between the Registrant and Mark Castaneda dated May 30, 2018	S-1	333-225741	10.7	6/20/2018

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	File Herewith
10.26+	Employment Agreement by and between the Registrant and Kathryn Dickson, dated November 20, 2019	10-Q	001-38594	10.5	5/11/2020

10.27+	Employment Agreement by and between the Registrant and Edward Wood Pastorius, Jr. dated May 30, 2018	S-1	333-225741	10.8	6/20/2018

10.28+	Separation Agreement and Complete Release by and between the Registrant and Edward Wood Pastorius, Jr., dated October 21, 2020	8-K	001-38594	10.1	10/27/2020

10.29*	Credit Agreement, dated as of February 28, 2020, between High Park Holdings, Ltd. and Bridging Finance Inc.	10-K	001-38594	10.25	3/2/2020

10.30*	First Amendment, dated as of June 5, 2020, to loan facility letter agreement dated as of February 28, 2020, among Bridging Finance Inc., as agent for and on behalf of any of the funds managed or co-managed by Bridging Finance Inc., and High Park Holdings Ltd.	8-K	001-38594	10.1	6/11/2020

10.31*	Guarantee by and among the Registrant and certain guarantors named therein and Bridging Finance Inc., dated February 28, 2020.	10-K	001-38594	10.26	3/2/2020

10.32*	U.S. Pledge and Security Agreement, by and among the Registrant, Manitoba Harvest USA LLC and Bridging Finance Inc., dated February 28, 2020.	10-K	001-38594	10.27	3/2/2020

10.33*	Canadian Security Agreement, by and among High Park Holdings, Ltd., each of the obligors named therein, and Bridging Finance Inc., dated February 28, 2020.	10-K	001-38594	10.28	3/2/2020

10.34	Support Agreement by and between the Registrant and Aphria Inc., dated December 15, 2020	8-K	001-38594	10.1	12/21/2020

10.35	Support Agreement by and between the Registrant and Aphria Inc., dated December 15, 2020	8-K	001-38594	10.2	12/21/2020

10.36+	Retention Agreements, by and between the Registrant and each of Michael Kruteck and Jon Levin	8-K	001-38594	10.3	12/21/2020

21.1	Subsidiaries of Registrant					X

23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	File Herewith
101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray, Inc.

Date: February 19, 2021	By:	/s/ Brendan Kennedy
Brendan Kennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Kennedy	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021
Brendan Kennedy

/s/ Michael Kruteck	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2021
Michael Kruteck

/s/ Michael Auerbach	Director	February 19, 2021
Michael Auerbach

/s/ Rebekah Dopp	Director	February 19, 2021
Rebekah Dopp

/s/ Soren Schroder	Director	February 19, 2021
Soren Schroder

/s/ Christine St.Clare	Director	February 19, 2021
Christine St.Clare