Form 10-K/A
period 2020-12-31
Tilray, Inc.
filed 2021-04-28
CIK 1731348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38594

TILRAY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	82-4310622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Maughan Road Nanaimo, BC	V9X 1J2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 845-7291

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class 2 Common Stock, $0.0001 par value per share	TLRY	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)
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

As of April 23, 2021, there were 179,352,174 shares of the Registrant’s Class 2 Common Stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Tilray, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2021 (the “Initial Filing”), solely for the purposes of amending and supplementing Part III of the Annual Report on Form 10-K. This Amendment changes the Company’s Initial Filing by including information required by Part III (Items 10, Director, Executive Officers and Corporate Governance, Item11. Executive Compensation, Item12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item14, Principal Accounting Fees and Services)  because our definitive proxy statement will not be filed within 120 days after December 31, 2020, the end of the fiscal year covered by our Annual Report on Form 10-K.

In addition, in connection with the filing of this Amendment, the Company is including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15, Exhibits and Financials Statement Schedules of Part IV of the Initial Filing has also been amended to reflect the filing of the new certifications. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.

In this Amendment, “we,” “our,” “us,” “Tilray,” and “the Company” refer to Tilray, Inc. and, where appropriate, its consolidated subsidiaries. This report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

On December 15, 2020, the Company and Aphria Inc., a corporation existing under the laws of the Province of Ontario, Canada  (“Aphria”), entered into an Arrangement Agreement (the “Arrangement Agreement”), pursuant to which Tilray will acquire all of the issued and outstanding common shares of Aphria (the “Aphria Shares”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (Ontario) (the “Arrangement”).

i

Table of Contents

		Page
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	11
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
Item 13.	Certain Relationships and Related Transactions, and Director Independence	36
Item 14.	Principal Accounting Fees and Services	39

PART IV
Item 15.	Exhibits, Financial Statement Schedules	40

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth information as of April 1, 2021 with respect to our current directors and does not reflect any changes to the Tilray board of directors (the “Board”) as contemplated by the Arrangement:

Name	Age	Director Since	Position(s)
Brendan Kennedy	48	January 2018	President, Chief Executive Officer and Director
Soren Schroder	59	August 2020	Director
Michael Auerbach	45	February 2018	Director
Rebekah Dopp	44	May 2018	Director
Christine St.Clare	70	June 2018	Director

Brendan Kennedy has served as our President and Chief Executive Officer and member of our Board since January 2018.  On December 15, 2020, Mr. Kennedy, submitted an irrevocable letter of resignation and release whereby Mr. Kennedy resigned from all positions held at Tilray (other than as a member of our Board), with such resignations to be effective upon the effective time of the Arrangement. Mr. Kennedy has also served as a member of the board of directors and Chief Executive Officer of Tilray Canada, Ltd., our Canadian subsidiary, since 2016. Mr. Kennedy served as the Executive Chairman and member of the board of directors of Privateer Holdings, Inc., a private investment firm focused exclusively on the cannabis industry, beginning October 2011 until December 2019. Privateer Holdings was our controlling stockholder until the Downstream Merger (as defined below). Mr. Kennedy also served as Chief Executive Officer of Privateer Holdings from its founding until June 2018. Prior to founding Privateer Holdings, Mr. Kennedy served as the Chief Operating Officer of Silicon Valley Bank Analytics from 2010 to 2011 and Managing Director from 2006 to 2010. Mr. Kennedy holds a BA from the University of California, Berkeley, an MS in Engineering from the University of Washington and an MBA from the Yale School of Management.

The Nominating and Corporate Governance Committee believes Mr. Kennedy is qualified to serve on our Board due to his role as a founder.

Soren Schroder has served as a member of our Board since August 2020. He has served in a variety of agribusiness leadership roles in the United States and Europe. After working for more than 15 years at Continental Grain and Cargill, he joined Bunge Ltd in 2000. Soren served as Chief Executive Officer of Bunge North America, leading Bunge’s business operations in the United States, Canada and Mexico. In June 2013, he was named Chief Executive Officer of Bunge Ltd, serving in this role until 2019. Mr. Schroder is active in board and advisory roles for emerging companies in the agribusiness and food sectors. His experience lies in building global supply chains, managing risk, logistics, industrial and value-added activities, and executing on strategy via acquisitions and partnerships on a global scale. Mr. Schroder is a Danish National and holds a BA in Economics from Connecticut College.

The Nominating and Corporate Governance Committee believes Mr. Schroder is qualified to serve on our Board due to his significant experience in agribusiness industries, as well as operational, risk management and general management experience.

Michael Auerbach has served as a member of our Board since February 2018. He served on the board of directors of Privateer Holdings from January 2014 to December 2019. He is the Founder of Subversive Capital, General Partner of Subversive Capital Ventures, Chairman of The Parent Company, Chairman of Arrive Acquisition Corp, Chairman of Subversive Acquisition LP and holds several directorships with companies that Subversive invests in. Mr. Auerbach serves as a Senior Vice President at Albright Stonebridge Group, the global consulting firm chaired by former Secretary of State Madeleine Albright. Prior to joining ASG, Mr. Auerbach founded and then sold a risk consulting firm to Control Risks, a global risk consulting firm. Mr. Auerbach started his career running Panopticon Inc., a VC incubator concentrating on internet and mobile technology. Mr. Auerbach was the Executive Producer of Pseudo Programs. Mr. Auerbach has also held senior positions at the Center for American Progress and The Century Foundation, where he concentrated on issues related to U.S. Foreign Policy, National Security, and Conflict Resolution. He served as a Visiting Professor at the New School for Social Research. He had also taught at the University of Cape Town and Cyprus College. Mr. Auerbach presently sits on the boards of the Theodore C. Sorensen Center for International Peace and Justice, The KiDS Board of NYU’s Hassenfeld Children’s Hospital, Next for Autism, which produces Night of Too Many Stars, and Sophie Gerson Healthy Youth Foundation. Mr. Auerbach holds a MA in International Relations from Columbia University and a BA in Critical Theory from the New School for Social Research.

The Nominating and Corporate Governance Committee believes Mr. Auerbach is qualified to serve on our Board due to his extensive knowledge of our company and industry.

Rebekah Dopp has served as a member of our Board since May 2018. Ms. Dopp currently works at Google as Global Head of DEI brand & reputation and the Executive Producer of Equity Talks. She is also the founder and chair of Exponent – a 501(c)(3) gender equality accelerator.  Ms. Dopp joined Google in 2016 as Head of Local TV Partnerships and was the architect of the local TV engagement strategy for YouTube TV. She previously served as Senior Vice President, Advanced Digital Services for CBS Corporation from 2014 to 2016 and in several executive positions at HBO from 2001 to 2014. She is a chief executive officer coach, keynote speaker and has led global product, engineering, strategy, and distribution teams. She served as a senior leader on the launch teams for HBO GO, CBS All Access, and YouTube TV.  Ms. Dopp holds a BA in Business Administration with a concentration in finance from The College of William and Mary, participated in Directors’ College at Stanford Law School, the TV Executive Leadership Program at Harvard Business School, and is a National Association of Corporate Directors (NACD) leadership fellow.

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

Information Regarding the Board of Directors and Corporate Governance

Our Board is divided into three classes, as follows:

•	the Class I directors are Michael Auerbach and Rebekah Dopp and their terms expire at the annual meeting of stockholders to be held in 2022;
•	the Class II director is Christine St.Clare and her term expires at the annual meeting of stockholders to be held in 2023; and
•	the Class III directors are Brendan Kennedy and Soren Schroder and their terms expire at the annual meeting of stockholders to be held in 2021.

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

The Board presently has five members.  The Arrangement Agreement provides that Tilray will increase the number of directors that comprise the Board at the effective time of the Arrangement to nine directors. The members of the Board will be comprised of (i) the seven existing Aphria board members, (ii) the chief executive officer of Tilray (Brendan Kennedy), and (iii) one remaining director to be designated by the current Board, provided that no less than two-thirds of Board following the Arrangement will be either Canadian citizens or permanent residents of Canada. Tilray has nominated David Clanachan to be the director designated by the current Board and whose term will begin upon the effective time of the Arrangement. The chief executive officer of Aphria will become the chief executive officer of Tilray at the effective time of the Arrangement.

Independence of The Board of Directors

As required under the Nasdaq Stock Market LLC (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Our Board has made a determination that each of Ms. Dopp, Mr. Schroder, Ms. St.Clare and our former director, Maryscott Greenwood, is independent under the listing rules of the Nasdaq.  Our Board has also determined that Mr. Kennedy, due to his employment as our President and Chief Executive Officer and his prior affiliation with Privateer Holdings, Inc., and Mr. Auerbach, due to his prior consulting relationship with the Company and his prior affiliation with Privateer Holdings, Inc., are not independent under the listing rules of the Nasdaq.

Board Leadership Structure

Our Board is currently chaired by our President and Chief Executive Officer, Mr. Kennedy.

The Board believes that combining the positions of Chief Executive Officer and Board Chair helps to ensure that the Board and management act with a common purpose. In the Board’s view, separating the positions of Chief Executive Officer and Board Chair has the potential to give rise to divided leadership, which could interfere with good decision-making or weaken the Company’s ability to develop and implement strategy. Instead, the Board believes that combining the positions of Chief Executive Officer and Board Chair provides a single, clear chain of command to execute the Company’s strategic initiatives and business plans. In addition, the Board believes that a combined Chief Executive Officer/Board Chair is better positioned to act as a bridge between management and the Board, facilitating the regular flow of information. The Board also believes that it is advantageous to have a Board Chair with an extensive history with and knowledge of the Company (as is the case with the Company’s Chief Executive Officer) as compared to a relatively less informed independent Board Chair.

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

Meetings of The Board of Directors

The Board met 49 times during 2020.  Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which she or he served or held during the portion of 2020 for which she or he was a director or committee member.

Information Regarding Committees of the Board of Directors

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.  The following table provides membership as of December 31, 2020 and meeting information for 2020 for each of the Board committees.

Name	Audit	Compensation	Nominating and Corporate Governance
Michael Auerbach
Rebekah Dopp (1)	X	X	X
Maryscott Greenwood(2)
Soren Schroder (3)	X	X	X
Christine St.Clare (4)	X	X	X
Brendan Kennedy
Total meetings in 2020	12	7	7

(1)	Ms. Dopp serves as Chairperson of the Compensation Committee.
(2)
Ms. Greenwood resigned from our Board and all committees thereof, effective September 30, 2020.  During 2020, Ms. Greenwood served on our Audit Committee, Compensation Committee and Chair of the Nominating and Corporate Governance Committee until her resignation.

(3)	Mr. Schroder has served as Chairperson of the Nominating and Corporate Governance Committee since September 30, 2020.
(4)	Ms. St.Clare serves as Chairperson of the Audit Committee. Ms. St.Clare has served as a member of the Compensation Committee since December 12, 2019.

Below is a description of each standing committee of the Board.

Audit Committee

Our Audit Committee currently consists of Ms. Dopp, Mr. Schroder and Ms. St.Clare. Ms. Greenwood, a former director, was a member of the Audit Committee until her resignation effective September 30, 2020. Our Board has determined each member of our Audit Committee to be independent under the listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our Audit Committee is Ms. St.Clare. Our Board has determined that Ms. St.Clare is an “Audit Committee financial expert” within the meaning of SEC regulations. Our Board has also determined that each member of our Audit Committee has the requisite financial expertise required under the applicable requirements of Nasdaq. In arriving at this determination, the Board has examined each Audit Committee member’s scope of experience and the nature of their current and prior employment. The Audit Committee met 12 times during 2020. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at https://ir.tilray.com/.

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

Compensation Committee

Our Compensation Committee currently consists of Ms. Dopp, Mr. Schroder and Ms. St.Clare. Ms. Greenwood, a former director, was a member of the Compensation Committee until her resignation effective September 30, 2020. Our Board has determined each of Ms. Dopp, Mr. Schroder and Ms. St.Clare meets the independence requirements under the Nasdaq listing rules. The chairperson of our Compensation Committee is Ms. Dopp. The Compensation Committee met seven times during 2020.  The Board has adopted a written Compensation Committee charter that is available to stockholders on the Company’s website at https://ir.tilray.com/.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Ms. Dopp, Mr. Schroder and Ms. St.Clare. Ms. Greenwood, a former director, was the chairperson of the Nominating and Corporate Governance Committee until her resignation effective September 30, 2020. The current chairperson of our Nominating and Corporate Governance Committee is Mr. Schroder.  The Board has determined that each of the members of the Nominating and Corporate Governance Committee meets the independence requirements under the Nasdaq listing rules. The Nominating and Corporate Governance Committee met seven times during 2020.  The Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders on the Company’s website at https://ir.tilray.com/.

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

Hedging Policy

Under the Company’s Insider Trading and Trading Window Policy, directors, officers and other members of management of the Company are prohibited from engaging in short-term or speculative transactions in Company securities including the common stock. Such transactions may include buying and selling options (puts or calls) of Company securities on an exchange or in any other organized market, holding Company securities in a margin account, or pledging the Company securities. The Company maintains this policy because hedging transactions, which might be considered short-term bets on the movements of the common stock, could create the appearance that the person is trading on inside information. In addition, transactions in options may also focus the person’s attention on short-term performance at the expense of our long-term objectives.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of April 1, 2021. Biographical information with regard to Mr. Kennedy is presented above.

Name	Age	Position
Michael Kruteck	59	Chief Financial Officer
Jon Levin	52	Chief Operating Officer

Michael Kruteck joined Tilray in January 2020 and has served as Tilray’s Chief Financial Officer since March 2020. From 2011 to 2020, Mr. Kruteck served as Chief Financial Officer for Pharmaca Integrative Pharmacy. Prior to 2011, Mr. Kruteck held several senior financial roles at Molson Coors Beverage Company. With over 30 years of experience, Mr. Kruteck possesses a broad finance background with specific experience in financial and operational transformations, supply chain, corporate finance, and financial planning and analysis. Mr. Kruteck received his MBA from the Garvin School of International Management (Thunderbird) and his B.A. from the University of Colorado at Boulder.

Jon Levin has served as Tilray’s Chief Operating Officer since January 2020.  Previously, Mr. Levin was with Revlon from February 2018 to January 2020, where he was Executive Vice President and General Manager, U.S. Mass Markets. Mr. Levin was also with Revlon in various capacities from January 2009 to April 2014.  From April 2014 to October 2017, Mr. Levin was the Senior Vice President, Sales, for Ferrara Candy Company. With 25 years of experience, Mr. Levin has general management knowledge in diverse industries including beauty and health, consumer packaged goods and sporting goods. Levin has a B.S. in Economics from Portland State University and a degree in Executive Management from Cornell University.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that two reports, covering two transactions were filed late by each of Mr. Kennedy and Mr. Auerbach, as a result of delayed reporting of such reporting person’s pro rata portion of shares forfeited in satisfaction of indemnity claims.

Item 11.	Executive Compensation.

Executive compensation

Compensation Discussion and Analysis

Overview

Our named executive officers, consisting of the all persons who served as either our Chief Executive Officer or Chief Financial Officer during 2020, the next three most highly compensated executive officers who were serving as of December 31, 2020 and two additional individuals for whom disclosure would have been made but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2020, were:

•	Brendan Kennedy, President and Chief Executive Officer;
•	Michael Kruteck, Chief Financial Officer;
•	Jon Levin, Chief Operating Officer;
•	Mark Castaneda, former Chief Financial Officer and Treasurer;
•	Edward Wood Pastorius, Jr., former Chief Revenue Officer;
•	Andrew Pucher, former Chief Corporate Development Officer; and
•	Kathryn Dickson, former President, Manitoba Harvest USA, LLC.

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

Historically, our named executive officers’ target annual compensation has consisted of three principal components: (a) base salary, (b) an annual performance Tilray Incentive Plan (TIP) and (c) long-term equity incentive compensation. The base salary component is primarily designed to provide a predictable level of financial stability. The TIP is designed to reward the achievement of the short-term goals, primarily related to revenue and profitability. The equity compensation component is primarily designed to incentivize and retain our executives and to reward the achievement of our long-term financial and strategic objectives. In addition, we provide tax equalization payments for certain U.S. citizen executives that work in Canada, as the tax burden on their compensation is higher than it would be if they worked in the U.S. alone.  The purpose of these tax equalization payments is to ensure that the expatriate assignment is tax neutral to the employee.

Establishing Market-Competitive Pay Levels

In July 2019, the Compensation Committee engaged Mercer (Canada) Ltd. (“Mercer”) (a Marsh and McLennan Company) to complete a  comprehensive review of the Company’s executive compensation peer group and pay levels for a broad pool of executive jobs. This review allowed the Compensation Committee to evaluate both the overall fairness and effectiveness of the Company’s approach to executive compensation and, the need to adjust the critical elements of the executive compensation package (i.e. base salary, short-term and long-term incentives).

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

As the cannabis industry and our business evolves and matures, the Compensation Committee will continue to evaluate the appropriateness of each peer annually and make any necessary changes. Our Compensation Committee did not re-evaluate our peer group for 2020.

Elements of Compensation and 2020 Determinations

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

Key Components of Our 2020 Compensation Plan

Compensation Element		Primary Purpose		Performance Period		Details
Cash Compensation
Base Salary	•	Reward for ongoing work performed, executive tenure and role	•	Ongoing	•	Provided in cash each pay period.
	•	Continuity
Annual Tilray Incentive Plan (TIP)	•	Reinforce and drive short-term priorities and business results	•	1 year	•	Target award based on a percentage of salary.
	•	Recognize and reward corporate, and business, and individual performance			•	TIP incentivizes and rewards the achievement of predetermined corporate and business short-term objectives that are aligned with our strategic plan as well as individual performance.
Equity Compensation
Long-term incentives (RSUs)	•	Reinforce and drive long-term stockholder value	•	3 year	•	The 2020 annual grants of RSUs were based on job level and percentage of salary, included 100% vesting on a cliff basis after 36 months.
Long-term incentives (RSUs)	•	Reinforce and drive long-term stockholder value	•	3 year	•
Initial grants of RSUs: The grant value is based on job level and percentage of salary with 33.36% of the shares vesting one year from the vesting commencement date and the remaining shares vesting in equal quarterly installments over the following 24 months.

Long-term incentives (P-RSUs)	•	Reinforce and drive long-term stockholder value	•	Fourth quarter of 2020	•
The P-RSUs include 50% vesting on the filing date of Tilray’s Form 10-K for the year ended December 31, 2020, provided that Tilray obtains the specified target Adjusted EBITDA for the fourth quarter of 2020. Assuming the performance criteria is satisfied, the remaining 50% vest on January 1, 2022.

Total Cash Compensation

Overview

The total cash compensation of our executive compensation program has served a two-fold purpose. Base salaries are intended to provide financial stability, and predictability and security of compensation for our named executive officers for fulfilling their core job responsibilities, while the TIP has been intended to incentivize and reward the achievement of predetermined corporate short-term objectives that are aligned with our strategic plan as well as individual performance.

In addition, the TIP has been used to further motivate and reward our named executive officers for achieving revenue and profitability objectives and, thus, maximize stockholder value in accordance with the Company’s long-term strategic plans.

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

2020 Base Salary and Total Cash Compensation Determination

The Compensation Committee engaged Radford in December 2018 to compare broader industry pay practices for public U.S. life sciences companies with a market cap >$1 billion and a median revenue of $80 million.  The Company adjusted base salaries for this group effective January 1, 2019 to a level that approximated the 25th percentile of comparable companies for 2019, as the adjustments reflected a significant increase from their prior compensation packages, which were set at lower than market base salary.  The Compensation Committee made no adjustments to base salaries for this group in 2020.

In determining the base salary levels for each of Mr. Kruteck and Mr. Levin in connection with their initial hiring, the Compensation Committee considered their respective relevant experience and achievements and the level of compensation of our peer group companies after referencing the 25th and 50th percentile of the competitive peer group salary levels and other survey data and individual negotiations with each executive.

The following table sets forth, for each named executive officer, the annualized base salary for:

Name	2020 Base Salary ($)
Brendan Kennedy	577,060
Michael Kruteck(1)	375,000
Jon Levin(1)	400,000
Mark Castaneda(2)	402,000
Edward Wood Pastorius, Jr. (3)	325,000
Andrew Pucher(4)	294,580
Kathryn Dickson(5)	350,000

(1)	Mr. Kruteck and Mr. Levin were hired during 2020.
(2)	Mr. Castaneda served as our Chief Financial Officer and Treasurer until March 2, 2020 and then assumed a Business Development role for the Company until September 1, 2020.
(3)	Mr. Pastorius served as our Chief Revenue Officer until October 8, 2020 and then assumed a different role with the Company until November 15, 2020.
(4)
Mr. Pucher stepped down as the Company’s Chief Corporate Development Officer, effective as of March 31, 2021. The salary of Mr. Pucher is converted into USD with an exchange rate of 0.78555. The annual salary of Mr. Pucher was CA$375,000 (Canadian Dollars).

(5)	Ms. Dickson served as President of Manitoba Harvest USA, LLC until December 15, 2020.

Annual Tilray Incentive Plan (TIP)

As part of the review of the executive compensation program to effectively address our ongoing business needs, market competitiveness, performance, and retention concerns, and to further simplify our design, for 2020, the Compensation Committee approved the 2020 TIP with the following Key Performance Indicators and their respective weightings, thresholds and payouts. The 2020 TIP for Mr. Kennedy, Mr. Kruteck, Mr. Levin and Mr. Pucher was based on corporate goals (100%), multiplied by an individual performance multiplier. The 2020 TIP for Ms. Dickson was based on business goals of Manitoba Harvest (70%) and corporate goals (30%), multiplied by an individual performance multiplier.

Company Performance Factor	KPIs	Segment	KPIs	Threshold Performance (as a % of target)	Payout Factor at Threshold Performance (as a % of target)	Target Payout
Business (70%)	Revenue	35%	24.5%	80%	50%	100%
	Direct Adjusted EBITDA	65%	45.5%	80%	50%	100%
		100%	70%

Corporate (30%)	Revenue	35%	10.5%	80%	50%	100%
	Adjusted EBITDA	65%	19.5%	80%	50%	100%
		100%	30%

Individual	Performance Rating	0% - 200%	0% - 200%	0%	0%	100%

The below table outlines the corporate performance factors for 2020. Consequently, the Compensation Committee determined our corporate performance percentage to be 65% for 2020.

Company Performance Factor	Weight	Target	Actual	% Achieved	Payout Factor
Revenue Target Factor	35%	$318,780,000	$210,480,000	66%	0%
Adjusted EBITDA	65%	$(42,840,000)	$(30,280,000)	129%	100%
Total	100%				65%

The below table outlines the business performance factors of Manitoba Harvest for 2020. Consequently, the Compensation Committee determined our Manitoba Harvest business performance percentage to be 82.5% for 2020.

Business Performance Factor	Weight	Target	Actual	% Achieved	Payout Factor
Revenue	35%	$90,100,000	$75,100,000	83%	50%
Adjusted EBITDA	65%	$2,100,000	$10,340,000	493%	100%
Total	100%				82.5%

The following table illustrates for each named executive officer, the target award as a percentage of base salary as well as the maximum allowed under the 2020 TIP, and the actual amounts earned under the 2020 TIP.

Name	Incentive Target % of base salary	Maximum % of base salary	Business Performance Weighting	Business Performance Payout Factor	Corporate Performance Weighting	Corporate Performance Payout Factor	Individual Performance Multiplier	2020 TIP Cash Award
Brendan Kennedy	100%	200%	—	—	100%	65%	100%	$375,089
Michael Kruteck(1)	50%	100%	—	—	100%	65%	150%	$173,322
Jon Levin(1)	50%	100%	—	—	100%	65%	200%	$246,503
Mark Castaneda(2)	—	—	—	—	—	—	—	—
Edward Wood Pastorius, Jr.(2)	—	—	—	—	—	—	—	—
Andrew Pucher	50%	100%	—	—	100%	65%	100%	$95,738	(3)
Kathryn Dickson(4)	50%	100%	70%	82.5%	30%	65%	—	$129,277

(1)	Mr. Kruteck and Mr. Levin were hired during 2020, and the amounts earned under the 2020 TIP were prorated for the number of days of service in 2020.
(2)	Mr. Castaneda and Mr. Pastorius were not eligible to participate in the TIP.
(3)	Amount is converted into USD with an exchange rate of 0.78555.
(4)
Pursuant to an employment agreement by and between the Company and Ms. Dickson, Ms. Dickson was entitled to receive a pro-rated portion of her bonus for 2020, conditional on Ms. Dickson delivering, and not revoking, in the form provided by the Company, a separation agreement including general release of claims against the Company or its successor, its subsidiaries and their respective directors, officers and stockholders and other related parties and allowing such release to become effective.

Equity Compensation

We use long-term equity-based compensation to incentivize and retain our executive officers by linking their awards to our long-term financial performance. We believe that these long-term incentives motivate our executive officers to grow revenues and earnings, enhance stockholder value and align their interests with those of our stockholders. We typically award long-term equity-based compensation with restricted stock units that vest over time so long as the executive remains employed with the Company.

For 2020, both new hire and annual RSU awards vest in tranches over three years with 33.36% of the shares subject to the awards generally vesting one year from the vesting commencement date and the remaining shares vesting in equal quarterly installments over the following 24 months.  Restricted stock units provide long-term incentive compensation that has greater retention value as compared to stock options in a flat or down market while minimizing earnings dilution.

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

In 2020, the Compensation Committee approved the grant of equity awards to our named executive officers. The Compensation Committee considered, to the extent applicable, our corporate performance and individual contributions in 2019, as well as the equity compensation practices for comparable positions identified in the previously completed competitive market analysis. The Compensation Committee determined the value of each equity award as time-based restricted stock units. The total value was determined based on the potential equity compensation expense and the target award size, as well as the retention and incentive aspects of the award.

In August 2020, in connection with certain executive officers assuming greater leadership role and responsibilities related to key corporate activities, our Compensation Committee approved performance based restricted stock units (P-RSUs) for certain key executives, including Michael Kruteck and Jon Levin.  The Compensation Committee awarded this additional equity incentives in order to:
•	retain and reward key pivotal executives in time of change;
•	achieve the financial target for the fourth quarter of 2020 with positive adjusted EBITDA; and
•	acknowledge the contributions of targeted key roles for business transformation in 2020.

The P-RSUs include 50% vesting on the filing date of Tilray’s Form 10-K for the year ended December 31, 2020, provided that Tilray obtains the specified target Adjusted EBITDA for the fourth quarter of 2020. Assuming the performance criteria is satisfied, the remaining 50% vest on January 1, 2022.

The following table sets forth the equity awards granted by the Compensation Committee under the 2018 Equity Plan to our named executive officers in 2020:

Name	Number of Stock Awards Granted		Total Value
Brendan Kennedy	110,974	(1)	$934,401
Michael Kruteck	100,000	(1)	$1,120,000
	106,383	(2)	$750,000
Jon Levin	100,000	(1)	$1,120,000
	113,476	(2)	$800,006
Mark Castaneda(3)	—		—
Edward Wood Pastorius, Jr.	37,500	(1)	$243,750
Andrew Pucher	30,815	(1)	$200,298
Kathryn Dickson	100,000	(1)	$1,120,000
	49,646	(2)	$350,004

(1)	The vesting schedule is 33.36% of the shares vesting one year from the vesting commencement date and the remaining shares vesting in equal quarterly installments over the following 24 months.
(2)
The P-RSUs include 50% vesting on the filing date of Tilray’s Form 10-K for the year ended December 31, 2020, provided that Tilray obtains the specified target Adjusted EBITDA for the fourth quarter of 2020. Assuming the performance criteria is satisfied, the remaining 50% vest on January 1, 2022.

(3)	Mr. Castaneda served as our Chief Financial Officer and Treasurer until March 2, 2020 and then assumed a Business Development role for the Company until September 1, 2020.

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

Tax Equalization. The Company’s global business needs require it to temporarily relocate certain employees with special or unique skills to countries where those skills may not be available. To meet this need, the Company utilizes expatriate assignments. To provide incentives to encourage employees to accept these assignments and to minimize any financial impacts associated with these assignments, the Company makes certain tax equalization payments for expatriates. The purpose of these tax equalization payments is to ensure that the expatriate assignment is tax neutral and the employee is only paying tax on hypothetical income (the income if not taken the assignment).

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

Role of Compensation Consultants

The Compensation Committee has the authority under its charter to engage its own advisors to assist in carrying out its responsibilities. Tilray’s management team engaged Radford in 2018 and Mercer in 2019 to support the development of a peer group and provide data on current market practices to support Compensation Committee deliberations and ensure that the executive compensation program is market competitive and properly aligned with Tilray’s business strategy. From time to time, representatives of such consultant may attend meetings (or portions of meetings) of the Compensation Committee to present information and answer questions.

All of Radford and Mercer’s analysis and advice pertaining to executive compensation was ultimately reviewed by the Compensation Committee, and the decisions of the Compensation Committee were made in their sole discretion.

In 2019, Mercer also provided non-executive compensation services to Tilray’s management team. In particular, these services included the provisions of market data covering various compensation and other remuneration programs and policies covering non-executives of the company (e.g. market data for various specific roles, U.S. and Canada market data for car allowance practices, vacation policies, and a comprehensive non-executive compensation program review.

Radford was also engaged in April 2019 by Tilray to conduct an analysis and to provide perspective for top executives on the competitiveness of the total compensation package including equity grants. The Company did not engage any compensation consultants during 2020.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Ms. Dopp, Mr. Schroder and Ms. St.Clare. No member of our Compensation Committee has ever been an officer or employee of our company. None of our executive officers serve, or have served during the last year, as a member of the Board, Compensation Committee or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company is composed entirely of non-employee directors, each of whom has been determined in the Board’s business judgment to be independent. The Compensation Committee is responsible for oversight and review of the Company’s compensation and benefit plans.

The Compensation Discussion and Analysis is management’s report on the Company’s compensation programs and, among other things, describes material elements of compensation paid to the President and Chief Executive Officer and the other named executive officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with the management of the Company. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2020.

Rebekah Dopp (Chairperson)
Soren Schroder
Christine St.Clare

Summary Compensation Table

The following table presents all of the compensation paid or awarded to or earned by our named executive officers during 2018 to 2020 from us:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards (1)	All Other Compensation ($)		Total ($)
Brendan Kennedy	2020	577,060	375,089	—	934,401	21,262	(2)	1,907,812
President and Chief	2019	575,332	—	—	2,888,760	16,818		3,480,910
Executive Officer	2018	425,000	425,000	25,147,534	5,819,925	—		31,817,459

Michael Kruteck(3)	2020	351,563	173,322	—	1,870,000	30,216	(4)	2,425,101
Chief Financial Officer

Jon Levin(5)	2020	375,000	246,503	—	1,920,006	27,516	(6)	2,569,023
Chief Operating Officer

Mark Castaneda(7)	2020	132,449	—	—	—	21,352	(8)	$153,801
Former Chief Financial	2019	400,045	—	—	912,240	8,815,029		10,127,314
Officer and Treasurer	2018	230,000	230,000	2,482,929	1,551,980	—		4,494,909

Edward Wood Pastorius, Jr.(9)	2020	284,375	—	—	243,750	109,798	(10)	637,923
Former Chief	2019	325,000	—	—	912,240	2,780,670		4,017,910
Revenue Officer	2018	265,000	125,000	1,562,171	775,990	43,200		2,771,361

Andrew Pucher(11)	2020	305,911	95,738	—	200,298	3,005	(12)	604,952
Former Chief Corporate	2019	209,779	—	—	4,283,100	2,252		4,495,131
Development Officer

Kathryn Dickson(13)	2020	339,231	129,277	—	1,470,004	35,478	(14)	1,973,991
Former President,	2019	10,769	—	—	—	1,002		11,771
Manitoba Harvest USA, LLC

(1)
The amounts reported do not reflect the amounts actually received by our named executive officers.  Instead, these amounts reflect the aggregate grant date fair value of each stock option or restricted stock unit award granted to our named executive officers during 2020, 2019 and 2018, as computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 718. Assumptions used in the calculation of the grant date fair value of each stock option during 2020 are included in Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.  As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  Our named executive officers who have received stock options will only realize compensation with regard to these options to the extent the trading price of our common stock is greater than the exercise price of such options.  For 2020, the amounts in this column include the fair value of awards granted on August 13, 2020 for P-RSUs each in accordance with ASC 718 based upon the probable outcome of the performance conditions. For these purposes, the fair value of the P-RSUs awards were computed based on achieving the target level. Assuming the highest level of achievement of the performance conditions under each of these performance based RSUs, the fair value for these awards would be $750,000 for Mr. Kruteck, $800,005 for Mr. Levin and $350,004 for Ms. Dickson. Please see “—Compensation Discussion and Analysis” above and “Grants of Plan-Based Awards” below for more information regarding the P-RSUs we granted to the named executive officers.

(2)	All other compensation for 2020 includes group benefits coverage paid by the employer, $17,464 for benefit premiums, $1,800 for phone, and $1,980 for parking.
(3)	Mr. Kruteck was hired in January 2020.
(4)	All other compensation for 2020 includes group benefits coverage paid by the employer, $17,464 for benefit premiums, $11,009 for 401(k) contribution and, $1,725 for phone.
(5)	Mr. Levin was hired in January 2020.
(6)	All other compensation for 2020 includes group benefits coverage paid by the employer, $17,464 for benefit premiums, $8,217 for 401(k) contributions, $1,650 for phone, and parking.
(7)	Mr. Castaneda served as our Chief Financial Officer and Treasurer until March 2, 2020 and then assumed a Business Development role for the Company until September 1, 2020.
(8)	All other compensation for 2020 includes group benefits coverage paid by the employer, $16,341 for benefit premiums, $3,901 for 401(k) contributions, and $800 for phone.
(9)	Mr. Pastorius served as our Chief Revenue Officer until October 8, 2020 and then assumed a different role with the Company until November 15, 2020.
(10)
All other compensation for 2020 includes group benefits coverage paid by the employer, $42,337 of severance benefits, $20,683 for benefit premiums, $10,941 for 401(k) contributions, $849 for tax gross-up payments, $31,500 for living expenses, $1,725 for phone and $1,733 for parking.

(11)
Mr. Pucher stepped down as the Company’s Chief Corporate Development Officer, effective as of March 31, 2021. The salary of Mr. Pucher is converted into USD with an exchange rate of 0.78555. The annual salary of Mr. Pucher was CA$375,000 (Canadian Dollars).

(12)	All other compensation for 2020 includes group benefits coverage paid by the employer, $1,591 for benefit premiums, and $1,414 for phone.
(13)	Ms. Dickson served as President of Manitoba Harvest USA, LLC until December 15, 2020.
(14)
All other compensation for 2020 includes group benefits coverage paid by the employer, $12,939 for benefit premiums, $10,500 for 401(k) contributions, $1,050 for phone, and $10,769 for severance benefits.

Grants of Plan-Based Awards

The following table shows for 2020, certain information regarding grants of plan-based awards, including awards under the TIP, to the following named executive officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)		Estimated Possible Payouts Equity Incentive Plan Awards				All Other Stock Awards: Number of Units of Stock		Grant Date Fair Value of Stock Awards (2)
Name	Grant Date	Target	Maximum	Target		Maximum
Brendan Kennedy	—	$577,060	$1,154,120	—		—		—		—
	6/12/2020	—	—	—		—		110,974	(3)	$934,401
Michael Kruteck	—	$187,500	$375,000	—		—		—		—
	3/5/2020	—	—	—		—		100,000	(3)	$1,120,000
	8/13/2020	—	—	106,383	(4)	106,383	(4)	—		$750,000
Jon Levin	—	$200,000	$400,000	—		—		—		—
	3/5/2020	—	—	—		—		100,000	(3)	$1,120,000
	8/13/2020	—	—	113,476	(4)	113,476	(4)	—		$800,005
Mark Castaneda	—	—	—	—		—		—		—
Edward Wood Pastorius, Jr.	4/17/2020	—	—	—		—		37,500	(3)	$243,750
Andrew Pucher	—	$147,290	$294,580	—		—		—		—
	4/17/2020	—	—	—		—		30,815	(3)	$200,298
Kathryn Dickson	—	$175,000	$350,000	—		—		—		—
	3/5/2020	—	—	—		—		100,000	(3)	$1,120,000
	8/13/2020	—	—	49,646	(4)	49,646	(4)	—		$350,004

(1)	These columns set forth the target and maximum amount of each named executive officer’s 2020 TIP award for the year ended December 31, 2020.
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

(4)
The P-RSUs include 50% vesting on the filing date of Tilray’s Form 10-K for the year ended December 31, 2020, provided that Tilray obtains the specified target Adjusted EBITDA for the fourth quarter of 2020. Assuming the performance criteria is satisfied, the remaining 50% vest on January 1, 2022.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Annual TIP Awards

The 2020 TIP Plan provided for annual cash bonus awards to reward named executive officers for performance in the fiscal year. For more information regarding our 2020 TIP, please see the sections of the Compensation Discussion and Analysis titled “Elements of Compensation and 2020 Determinations.”

Equity Compensation Awards

Consistent with its practices for awarding restricted stock units described in the Compensation Discussion and Analysis above, the Compensation Committee approved equity compensation awards in the form restricted stock units to each of the named executive officers. For more information regarding our equity compensation awards, please refer the section of the Compensation Discussion and Analysis titled “Elements of Compensation and 2020 Determinations.” In addition, the named executive officers’ equity compensation awards may, under certain circumstances, be subject to accelerated vesting in the event of a change of control and termination. For more information regarding the accelerated vesting provisions and treatment of the equity compensation awards in the event of a change of control, refer to the sections titled “Severance and Change of Control Arrangements” and “Potential Payments Upon Termination or Change of Control”.

Other Benefits

For a description of the other elements of our executive compensation program, see the section “Other Benefits” in the Compensation Discussion and Analysis above.

Outstanding Equity Awards at Fiscal year end

The following table shows for the fiscal year ended December 31, 2020, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

			Option Awards					Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price Per Share (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1) (8)
Brendan Kennedy	6/12/2020	4/17/2020	—	—		—	—	110,974	(6)	$916,645
	5/31/2019	4/1/2019	—	—		—	—	76,000	(4)	$627,760
	8/31/2018	8/6/2018	193,350	150,385	(3)	$65.20	8/30/2028	—		—
	5/21/2018	1/1/2017	2,231,719	187,500	(3)	$7.76	5/20/2028	—		—
	5/21/2018	1/1/2017	—	—		—	—	46,875	(5)	$387,188
Michael Kruteck	3/5/2020	3/5/2020	—	—		—	—	100,000	(6)	$826,000
	8/13/2020	7/1/2020	—	—		—	—	106,383	(9)	$878,724
Jon Levin	3/5/2020	3/5/2020	—	—		—	—	100,000	(6)	$826,000
	8/13/2020	7/1/2020	—	—		—	—	113,476	(9)	$937,312
Mark Castaneda	—	—	—	—		—	—	—		—
Edward Wood Pastorius, Jr.	5/21/2018	4/1/2018	175,000	—		$7.76	5/20/2028	—		—
	4/13/2018	11/14/2017	5,589	—		$5.28	4/13/2028	—		—
	3/31/2017	11/14/2016	4,023	—		$3.13	3/30/2027	—		—
Andrew Pucher	4/17/2020	4/17/2020	—	—		—	—	30,815	(6)	$254,532
	5/16/2019	3/18/2019	—	—		—	—	37,485	(6)	$309,626
Kathryn Dickson	3/5/2020	3/5/2020	—	—		—	—	100,000	(6)	$826,000
	8/13/2020	7/1/2020	—	—		—	—	49,646	(9)	$410,076

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

(8)	This amount reflects the fair market value of our Class 2 common stock of $8.26 per share, which was the closing price of our Class 2 common stock on December 31, 2020.
(9)
The P-RSUs include 50% vesting on the filing date of Tilray’s Form 10-K for the year ended December 31, 2020, provided that Tilray obtains the specified target Adjusted EBITDA for the fourth quarter of 2020. Assuming the performance criteria is satisfied, the remaining 50% vest on January 1, 2022.

Option Exercises and Stock Vested

The following table shows for 2020, certain information regarding option exercises and stock vested during the last fiscal year with respect to the named executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Brendan Kennedy	480,781	1,069,045	187,500	1,638,750
Michael Kruteck	—	—	—	—
Jon Levin	—	—	—	—
Mark Castaneda	520,000	1,159,841	—	—
Edward Wood Pastorius, Jr.	—	—	31,250	264,250
Andrew Pucher	—	—	52,515	245,016
Kathryn Dickson	—	—	—	—

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or defined benefit retirement plan sponsored by us in 2020.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during 2020.

Transition from Emerging Growth Company Status

As of January 1, 2020, we are a “large accelerated filer” and no longer qualify as an “emerging growth company” as defined in the JOBS Act. However, under the transition rules for emerging growth companies, we are exempt from certain executive compensation disclosures until our 2021 annual meeting proxy statement, including the Nasdaq requirements to hold a nonbinding advisory vote on our named executive officer compensation, as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Brendan Kennedy

Mr. Kennedy serves as our President and Chief Executive Officer.  In May 2018, we entered into an employment agreement with Mr. Kennedy, or the Kennedy Employment Agreement, pursuant to which he received an annual base salary of $425,000 with a target annual bonus equal to 100% of his annual base salary.  Mr. Kennedy’s current base salary is $577,060. On December 15, 2020, Mr. Kennedy, submitted a Letter of Resignation whereby Mr. Kennedy resigned from all positions held at Tilray (other than as a member of Tilray’s Board of Directors), with such resignations to be effective upon the effective time of the Arrangement. The Letter of Resignation also includes a form of release agreement to be entered into between Mr. Kennedy and Tilray as of the effective time of the Arrangement (together with the Letter of Resignation, the “Termination Agreement”), whereby, in consideration for the benefits that Mr. Kennedy may receive as a result of the completion of the Arrangement, including a severance payment and full accelerated vesting of all equity awards. Pursuant to the Termination Agreement, Mr. Kennedy is entitled to (i) a severance payment equal to $3,462,360 which shall be subject to standard payroll deductions and withholdings and paid in a lump sum within sixty (60) days following effective time of the Arrangement; (ii) full accelerated vesting of all of Tilray options, RSUs, and other equity-based awards that are unvested as of the effective time of the Arrangement; and (iii) full reimbursement for continuation coverage pursuant to the COBRA for Mr. Kennedy and his eligible dependents, consistent with Tilray’s expense reimbursement policy and subject to applicable tax withholdings, for the COBRA premiums for such coverage (at the coverage levels in effect immediately prior to the effective time of the Arrangement) for a period of thirty-six (36) months after the Effective Time, or until the date upon which Mr. Kennedy and his eligible dependents are no longer eligible for COBRA continuation coverage.

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

On December 18, 2020, Tilray entered into a retention letter agreement with Mr. Kruteck, who will receive one-time retention cash payment. The retention payments amount for Mr. Kruteck is equivalent to one times his then current base salary, subject to applicable deductions and withholdings. Fifty percent of the retention payments was payable on March 31, 2021, and the remaining fifty percent of the retention payments are payable on the date that the transaction between Aphria and Tilray is completed, subject to the certain terms and conditions, including continued employment.

Jon Levin

Mr. Levin became Tilray’s Chief Operating Officer on January 13, 2020.  Pursuant to the terms of his employment agreement, or the Levin Agreement, as amended, Mr. Levin will receive an initial annual base salary of $400,000 USD and received an annual performance and retention bonus of up to 50% of his annual base salary.

If Mr. Levin is terminated without cause or resigns for good reason, as such terms are defined in the Levin Agreement, he will receive a severance payment equal to 12 months his base salary and pro-rated target annual bonus, as then in effect, and accelerated vesting of the portion of each outstanding equity incentive award that would have vested had Mr. Levin remained employed through the next vesting date prorated for his period of employment during the vesting period within which Mr. Levin’s employment is terminated. Mr. Levin is also entitled to COBRA benefits for up to 12 months after termination without cause or resignation for good reason. Upon a change in control, as such term is defined in the Plan, all of Mr. Levin’s equity-based awards will vest in full.

On December 18, 2020, Tilray entered into a retention letter agreement with Mr. Levin, who will receive one-time retention cash payment. The retention payments amount for Mr. Levin is equivalent to one times his then current base salary, subject to applicable deductions and withholdings. Fifty percent of the retention payments was payable on March 31, 2021, and the remaining fifty percent of the retention payments are payable on the date that the transaction between Aphria and Tilray is completed, subject to the certain terms and conditions, including continued employment.

Mark Castaneda

Mr. Castaneda served as our Chief Financial Officer and Treasurer until his resignation on March 2, 2020 and then assumed a Business Development role for the Company.  In May 2018, we entered into an employment agreement with Mr. Castaneda, or the Castaneda Employment Agreement, pursuant to which he received an annual base salary of $230,000 with a target annual bonus equal to 50% of his annual base salary.  Mr. Castaneda’s base salary during 2020 was $402,000.  If Mr. Castaneda had been terminated without cause or resigned for good reason, as such terms are defined in the Castaneda Employment Agreement, he would have received a severance payment equal to 24 months of his base salary and COBRA benefits for up to 24 months after such termination or resignation.  Upon a change in control, as such term is defined in the Castaneda Employment Agreement, all of Mr. Castaneda’s unvested stock options, RSUs and other equity-based awards would have vested in full.

Edward Wood Pastorius, Jr.

Mr. Pastorius served as our Chief Revenue Officer until October 2020.  In May 2018, we entered into an employment agreement with Mr. Pastorius, or the Pastorius Employment Agreement, pursuant to which he received an annual base salary of $325,000 with a target annual bonus equal to 50% of his annual base salary.

On October 21, 2020, we entered into a separation agreement and complete release with Mr. Pastorius, the Pastorius Separation Agreement, specifying the terms of Mr. Pastorius’s termination of service with the Company.  Pursuant to the Pastorius Separation Agreement, Mr. Pastorius received payment of Mr. Pastorius’s base salary and continued vesting of options and RSUs through the November 15, 2020, the Termination Date. We also extended the period during which Mr. Pastorius may exercise any outstanding options that may vest between the October 21, 2020 and the Termination Date to a period of six months from the date on which such options vest. In addition, the vesting of Mr. Pastorius’s unvested RSUs which were scheduled to vest on January 1, 2021 accelerated such that the RSUs will become fully vested as of the Termination Date.

In addition, pursuant to the Pastorius Separation Agreement, Mr. Pastorius was entitled to receive (a) severance payments equal to 18 months of his base salary and (b) COBRA benefits until the earlier of May 15, 2022 or the time when Mr. Pastorius is no longer eligible for continued coverage, or the Pastorius Severance Payments. The Pastorius Severance Payments were conditional on Mr. Pastorius not revoking the Pastorius Separation Agreement, which includes a general release of claims against the Company or its successor, its subsidiaries and their respective directors, officers and stockholders and other related parties, and allowing such release to become effective.

Andrew Pucher

Mr. Pucher served as our Chief Corporate Development Officer until March 2021. Pursuant to the terms of his employment agreement, or the Pucher Agreement, Mr. Pucher received an initial annual base salary of $265,000 and is eligible to receive an annual performance and retention bonus of up to 50% of his annual base salary.

In February 2021, we entered into a separation agreement with Mr. Pucher, or the Pucher Agreement. Pursuant to the Pucher Agreement, Mr. Pucher received payment of Mr. Pucher’s base salary and continued vesting of options and RSUs through March 31, 2021. Mr. Pucher remained eligible to receive his 2020 annual discretionary bonus in accordance with Tilray’s discretional incentive bonus plan. In addition, if the closing date of the Arrangement occurs on or before September 30, 2021, Tilray will accelerate the vesting of all unvested RSUs held by Mr. Pucher, such that all RSUs will be fully vested on the closing of the Arrangement. If the transactions contemplated by the Arrangement do not close on or before September 30, 2021, any remaining and unvested RSUs held by Mr. Pucher will not vest. In addition, pursuant to the Pucher Agreement, Mr. Pucher is entitled to receive (a) severance payments equal to 20 months of his base salary, (b) contributions by Tilray to the health and dental benefit plans in which Mr. Pucher currently participates until November 30, 2022 and (c) a lump sum payment of CAD 250,000.00 (less applicable taxes and withholdings) on March 31, 2021.

Kathryn Dickson

Ms. Dickson served as President of our wholly owned subsidiary, Manitoba Harvest USA, LLC until December 2020. Pursuant to the terms of her employment agreement, or the Dickson Agreement, Ms. Dickson received an initial annual base salary of $350,000 and is eligible to receive an annual performance and retention bonus of up to 50% of her annual base salary.

Pursuant to an employment agreement by and between the Company and Ms. Dickson (the “Employment Agreement”), Ms. Dickson was entitled to receive a severance payment equal to 12 months her base salary, a pro-rated portion of her bonus for 2020, and accelerated vesting of the portion of each outstanding equity incentive award that would have vested had Ms. Dickson remained employed through the next vesting date prorated for her period of employment during the vesting period within which Ms. Dickson’s employment is terminated. Ms. Dickson was also entitled to medical benefits for up to 12 months after termination. Such severance payments are conditional on Ms. Dickson delivering, and not revoking, in the form provided by the Company, a separation agreement including general release of claims against the Company or its successor, its subsidiaries and their respective directors, officers and stockholders and other related parties and allowing such release to become effective.

CEO Pay Ratio

 Under SEC regulations, we are required to calculate and disclose the total annual compensation paid to our median employee, as well as the ratio of the total compensation paid to the median employee as compared to the total compensation paid to our CEO, or the CEO Pay Ratio. Set forth below is a description of the methodology, including material assumptions, adjustments and estimates, we used to identify the median employee for purposes of calculating the CEO Pay Ratio:

•	We identified our median employee from all full-time, part-time, temporary and casual employees who were on our payroll records as of a determination date of December 1, 2020.

•	Compensation for international employees was converted to U.S. dollar equivalents based on the applicable exchange rate.

•	In determining compensation for purposes of the median calculation, we used each employee’s annual base pay, target annual bonus and regular annual equity awards (at grant date fair value).

•	We annualized the base salary earned in 2020 by permanent employees (full-time and part-time) hired after January 1, 2020.

•
Using this approach, we selected the median of our employee population. Once the median employee was identified, we then calculated annual total compensation for this employee in accordance with the requirements of the Summary Compensation Table.

For 2020, the median of the annual total compensation of our employees (other than our CEO) was $34,004 and the annual total compensation of our CEO was $1,907,812. The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees other than the CEO was 56:1.

The pay ratio above represents the Company’s reasonable estimate calculated in a manner consistent with the rule and applicable guidance. The rule and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, as the SEC explained when it adopted the rule, in considering the pay-ratio disclosure, shareholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow shareholders to better understand and assess each particular company’s compensation practices and pay-ratio disclosures. Neither the Compensation Committee nor our management used our CEO Pay Ratio measure in making compensation decisions.

Potential Payments Upon Termination or Change of Control

The following table provides information concerning the estimated payments and benefits that each current named executive officer would be entitled under the applicable agreement assuming that the triggering event took place on December 31, 2020, and with respect to Mr. Pastorius, Mr. Castaneda, and Ms. Dickson the benefits actually provided under their applicable agreements. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

	Base salary		STIP	Option Awards	Stock Awards	Benefits	Total
	Severance Period (months)	Amount of base pay	Value	Value Unvested Estimates (Max)(1)	Value Unvested Estimates (Max)(1)	COBRA/ Equivalent months	Total
Brendan Kennedy
Resignation for a good reason	36	$1,731,180	$1,731,180	$93,750	$1,931,593	$50,331	$5,538,034
Termination – No Cause	36	$1,731,180	$1,731,180	$93,750	$1,931,593	$50,331	$5,538,034
Change of Control	—	—	—	$93,750	$1,931,593	—	$2,025,343

Edward Pastorius Jr.
Termination	18	$487,500	—	—	—	$29,824	$517,324

Mark Castaneda
Termination(2)	—	—	—	—	—	—	—

Andrew Pucher
Resignation for a good reason	18	$441,870	—	—	$146,830	$2,385	$591,085
Termination – No Cause	18	$441,870	—	—	$146,830	$2,385	$591,085
Change of Control	—	—	—	—	$564,158	—	$564,158

Kathryn Dickson
Termination	12	$350,000	$129,277	—	$275,554	$11,501	$766,332

Michael Kruteck
Resignation for a good reason	12	$375,000	$175,781	—	$714,911	$16,777	$1,282,469
Termination – No Cause	12	$375,000	$175,781	—	$714,911	$16,777	$1,282,469
Change of Control	—	—	—	—	$1,704,724	—	$1,704,724

Jon Levin
Resignation for a good reason	12	$400,000	$187,500	—	$744,209	$16,777	$1,348,486
Termination – No Cause	12	$400,000	$187,500	—	$744,209	$16,777	$1,348,486
Change of Control	—	—	—	—	$1,763,312	—	$1,763,312

(1)
The value of equity award acceleration of vesting is based on the closing stock price of $8.26 per share of our Class 2 common stock as reported on the Nasdaq Global Select Market on December 31, 2020.

(2)	Mr. Castaneda resigned as Chief Financial Officer in March 2020. In connection with such resignation, he received no severance or termination payments.

Director Compensation

Non-Employee Director Compensation Policy

Our non-employee directors are entitled to receive compensation for his or her service consisting of annual cash retainers and equity awards as described below.  Our Board may revise the policy as it deems necessary or appropriate.

Cash Compensation. All non-employee directors are entitled to receive the following annual cash compensation:

Board of Directors	$40,000
Chair of committee:
Audit	$20,000
Compensation	$15,000
Nominating and Corporate Governance	$10,000
Special Committee	$12,000
Transaction Committee	$10,000
Committee member:
Audit	$10,000
Compensation	$7,500
Nominating and Corporate Governance	$5,000
Special Committee	$10,000
Transaction Committee	$7,500

Equity Compensation. In 2020, all non-employee directors were granted an annual RSU grant for Class 2 common stock with a total value of $250,000, vesting on a one-year vesting schedule, under which 100% of the shares vest in full upon the earlier of (1) the date of the Company’s 2021 Annual Meeting of Stockholders or (2) the date of grant.

Director Compensation for 2020

The following table sets forth information regarding compensation earned by or paid to our non-employee directors during 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Michael Auerbach	40,000	250,007	290,007
Rebekah Dopp	90,000	250,007	340,007
Maryscott Greenwood(2)	67,125	250,007	317,132
Soren Schroder	36,761	250,003	286,764
Christine St.Clare	90,000	250,007	340,007

(1)	The amounts in this column reflect the aggregate grant date fair value of each equity award granted during the year, computed in accordance with FASB ASC Topic 718.
(2)	Maryscott Greenwood resigned as a member of the Board effective September 30, 2020.

The table below lists the aggregate number of shares subject to outstanding equity awards held by each of our non-employee directors.

Name	Number of shares Subject to Outstanding Options as of December 31, 2020	Number of shares Underlying RSUs as of December 31, 2020
Michael Auerbach (1)	347,403	39,497
Rebekah Dopp	—	39,497
Maryscott Greenwood(2)	—	—
Soren Schroder	—	35,817
Christine St.Clare	—	39,497

(1)
The options outstanding related to Mr. Auerbach consist of 31,250 issued for advisory services provided to the Company related to the IPO. The remaining 316,153 options were issued by Privateer Holdings, Inc. under the 2011 Equity Inventive Plan assumed by the Company in connection with the Downstream Merger. On December 12, 2019, Privateer Holdings, Inc., our former controlling stockholder, merged with and into a wholly owned subsidiary of Tilray, Inc., and ceased to exist. This transaction is referred to in this report as the “Downstream Merger.”

(2)	Maryscott Greenwood resigned as a member of the Board effective September 30, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of
Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our capital stock as of
March 31, 2021, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Class 2 common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage of shares beneficially owned shown in the table is based on 179,110,882 shares of Class 2 common stock outstanding as of March 31, 2021.  Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options or warrants that are exercisable within 60 days of March 31, 2021 or restricted stock units that will vest within 60 days of March 31, 2021.  Our shares of Class 2 common stock issuable pursuant to stock options, warrants or restricted stock units are deemed outstanding for computing the percentage of the person holding such options and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.  The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Tilray, Inc., 1100 Maughan Road, Nanaimo, BC, Canada, V9X IJ2.

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares of Class 2 Common Stock	Percent of Total
Greater than 5% stockholders:
Brendan Kennedy(1)	12,794,471	7.0%
Directors and Named Executive Officers:
Brendan Kennedy(1)	12,794,471	7.0%
Michael Kruteck(2)	48,429	*
Jon Levin(3)	47,286	*
Andrew Pucher(4)	41,681	*
Kathryn Dickson(5)	33,360	*
Edward Wood Pastorius, Jr.(6)	207,180	*
Mark Castaneda(7)	129,505	*
Michael Auerbach (8)	961,618	*
Rebekah Dopp(9)	49,055	*
Soren Schroder	-	—
Christine St.Clare(10)	47,205	*
All current executive officers and directors as a group (6 individuals)(11)	13,948,064	7.7%

*	Represents less than one percent

(1)
Represents (a) 9,870,346 shares of Class 2 common stock held by Mr. Kennedy and 234,940 shares of Class 2 common stock held by Skyline & Mayfair LLC, (b) 2,655,536 shares underlying options to purchase shares of Class 2 common stock that are exercisable within 60 days of March 31, 2021 and (c) 37,020 shares of Class 2 common stock issuable pursuant to restricted stock units (“RSUs”) that vest within 60 days of March 31, 2021. Mr. Kennedy is the sole member of Skyline & Mayfair LLC and has sole voting and investment power with respect to the shares held by Skyline & Mayfair LLC.

(2)	Represents 48,429 shares of Class 2 common stock held by Mr. Kruteck.
(3)	Represents 47,286 shares of Class 2 common stock held by Mr. Levin.
(4)	Represents (a) 31,402 shares of Class 2 common stock held by Mr. Pucher and (b) 10,279 shares of Class 2 common stock issuable pursuant to RSUs that vest within 60 days of March 31, 2021.
(5)	Represents 33,360 shares of Class 2 common stock issuable pursuant to RSUs that vest within 60 days of March 31, 2021.
(6)
The indicated ownership is based solely on a Form 4 filed with the SEC by the reporting person on October 5, 2020. Represents 207,180 shares of Class 2 common stock held by Mr. Pastorius, (b) 49,985 shares of Class 2 common stock held by Canna Enterprises, LLC and (c) 41,015 shares of Class 2 common stock held by WP Investment Remainder Trust. Mr. Pastorius is manager of Canna Enterprises, LLC and has voting and investment power with respect to the shares held by Canna Enterprises, LLC. Mr. Pastorius is the trustee and beneficiary of WP Investment Remainder Trust and has voting and investment power with respect to the shares held by WP Investment Remainder Trust.

(7)	The indicated ownership is based solely on a Form 4 filed with the SEC by the reporting person on July 22, 2019. Represents 129,505 shares of Class 2 common stock held by Mr. Castaneda.
(8)
Represents (a) 278,855 shares of Class 2 common stock held by Mr. Auerbach, 42,028 shares of Class 2 common stock held by M3 Ein Sof LLC, 148,568 shares of Class 2 common stock held by M3 Daat, LLC, 36,802 shares of Class 2 common stock held by Murphy Ofutt Common LLC and 94,090 shares of Class 2 common stock held by Murphy Ofutt LLC, (b) 334,903 shares underlying options to purchase shares of Class 2 common stock that are exercisable within 60 days of March 31, 2021 and (c) 26,372 shares of Class 2 common stock issuable pursuant to RSUs that vest within 60 days of March 31, 2021.  Mr. Auerbach is a member of M3 Ein Sof LLC and M3 Daat, LLC and has voting and dispositive power over the shares held by such entities.  Mr. Auerbach serves as General Partner of Murphy Ofutt Common LLC and Murphy Ofutt LLC, which are multi-member limited liability companies, and has sole voting and dispositive power over the shares held by such entities.

(9)	Represents (a) 22,683 shares of Class 2 common stock held by Ms. Dopp and (b) 26,372 shares of Class 2 common stock issuable pursuant to RSUs that vest within 60 days of March 31, 2021.
(10)	Represents (a) 20,833 shares of Class 2 common stock held by Ms. St. Clare and (b) 26,372 shares of Class 2 common stock issuable pursuant to RSUs that vest within 60 days of March 31, 2021.
(11)
Represents (a) 10,841,459 shares of Class 2 common stock, (b) 2,990,439 shares underlying options to purchase shares of Class 2 common stock that are exercisable within 60 days of March 31, 2021 and (c) 116,136 shares of Class 2 common stock issuable pursuant to RSUs that vest within 60 days of March 31, 2021.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2020.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Amended and Restated Tilray, Inc. 2018 Equity Incentive Plan (2) (3)	6,334,785	$9.41	7,306,381
Privateer Holdings, Inc. 2011 Equity Incentive Plan	1,789,750	3.62	—
Equity compensation plans not approved by security holders	—	—	—
Total	8,124,535	$8.14	7,306,381

(1)	Excludes RSU awards because they have no exercise price.
(2)	Consists of 2,425,226 shares of our Class 2 common stock subject to RSU awards and options to purchase 3,909,559 shares of Class 2 common stock.
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

Transactions With Related Persons

The following is a summary of transactions since January 1, 2020 in which Tilray was a participant, in which:

•	the amount involved, exceeded or will exceed $120,000; and
•
any directors, executive officers or holders of more than 5% of capital stock of Tilray, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest

Transactions between Tilray and Ten Eleven Management LLC

Corporate Services Agreement

In January 2020, Tilray entered into an agreement with Ten Eleven Management LLC, doing business as Privateer Management, pursuant to which Ten Eleven Management LLC provided certain general and administrative and corporate services on an as-requested basis for a monthly cost of $17,500. Ten Eleven Management LLC is owned by Michael Blue and Christian Groh. This agreement remained in effect until April 30, 2020. In August 2020, Tilray entered into a similar agreement with Ten Eleven Management LLC for certain accounting services which terminated in October 2020. In 2020, Tilray paid Ten Eleven an aggregate of approximately $71,000 under these two agreements.

Real Estate License Agreement

In May 2019, Tilray entered into a Real Estate License Agreement with Ten Eleven Management, LLC.  Pursuant to the Real Estate License Agreement, Tilray granted Ten Eleven Management a license to occupy an area within the property located at 2701 Eastlake Ave East, Seattle, Washington in exchange for monthly payments.  This agreement was terminated in May 2020. In 2020, Ten Eleven Management paid Tilray approximately $196,000 under the Agreement.

Agreement with Docklight Brands, LLC

In February 2018, one of Tilray’s wholly-owned subsidiaries entered into a brand licensing agreement with Docklight Brands, a former wholly owned subsidiary of Privateer Holdings, Inc., pursuant to which Tilray obtained exclusive rights in Canada for adult use for the following brands: Marley Natural, Irisa, Goodship, Grail, Dutchy, Wallops and Head Light. Pursuant to the brand licensing agreement, Tilray will pay to Docklight Brands royalties between 2.5% and 7.5% of the net revenue generated by the licensed products. This agreement is terminable for any reason by either party on six months’ notice prior to the expiration of each automatically renewing five-year term commencing from the first five-year period that ends in February 2023. In 2020, Tilray paid Docklight an aggregate of approximately $1,178,000 in royalties under this agreement.

Agreement with Leafly Holdings, Inc.

Tilray has an agreement with Leafly Holdings, Inc. to provide for data licensing activities. Leafly Holdings, Inc. is an internet-based services and media company. During 2020, Tilray and its affiliates paid to Leafly Holdings, Inc. approximately $134,000 for such services.

Agreements between Tilray and certain of its Directors and Officers

Aircraft Time Share Agreement

In June 2019, Tilray entered into an aircraft time-share agreement and a lease consent and subordination agreement with Brendan Kennedy and other parties thereto. Pursuant to these agreements, Tilray has access to and use an aircraft owned by Mr. Kennedy, on an as-needed basis, and Tilray would reimburse Mr. Kennedy for certain related expenses.  In 2020, Tilray reimbursed Mr. Kennedy approximately $261,000 under this agreement.

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

Related-Person Transactions Policy

In July 2018, Tilray adopted a formal written policy, which was amended in May 2020, that Tilray’s executive officers, directors, key employees, holders of more than 5% of any class of Tilray’s voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related-party transaction with Tilray without the prior consent of Tilray’s Audit Committee, or other independent body of Tilray’s Board in the event it is inappropriate for Tilray’s Audit Committee to review such transaction due to a conflict of interest. Any request for Tilray to enter into a transaction with an executive officer, director, principal stockholder or any of their immediate family members or affiliates in which the amount involved exceeds $120,000 will be required to first be presented to Tilray’s Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, Tilray’s Audit Committee will consider the relevant facts and circumstances available and deemed relevant to Tilray’s Audit Committee, including, but not limited to, whether the transaction will be on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related-party’s interest in the transaction.

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

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2020 and December 31, 2019 by Deloitte LLP, the Company’s principal accountant.

	Fiscal Year Ended December 31,
	2020	2019
Audit Fees (1)	$1,926,000	$2,146,000
Audit-related Fees (2)	162,500	186,000
Tax Fees	—	—
All Other Fees (3)	—	576,000
Total Fees	$2,088,500	$2,908,000

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).
(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Description of Document
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
104	The cover page from the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilray, Inc.

Date: April 28, 2021	By:	/s/ Brendan Kennedy
Brendan Kennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Kennedy	President, Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2021
Brendan Kennedy

/s/ Michael Kruteck	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2021
Michael Kruteck

/s/ Michael Auerbach	Director	April 28, 2021
Michael Auerbach

/s/ Rebekah Dopp	Director	April 28, 2021
Rebekah Dopp

/s/ Soren Schroder	Director	April 28, 2021
Soren Schroder

/s/ Christine St.Clare	Director	April 28, 2021
Christine St.Clare