Form 10-Q
period 2021-03-31
Tilray, Inc.
filed 2021-05-10
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 447,371,310 shares of Class 2 Common Stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY, INC.

Condensed Consolidated Balance Sheets

(in thousands of United States dollars, except for share and par value data, unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$416,370	$189,702
Accounts receivable, net of allowance for credit losses of $1,267 and provision for sales returns of $727 (December 31, 2020 - $887 and $1,651, respectively)	28,304	29,033
Inventory	96,544	93,645
Prepayments and other current assets	30,751	34,640
Total current assets	571,969	347,020
Property and equipment, net	197,771	199,559
Operating lease, right-of-use assets	17,478	17,985
Intangible assets, net	186,222	186,445
Goodwill	169,079	166,915
Equity method investments	8,100	9,300
Other investments	12,083	14,369
Other assets	5,542	4,356
Total assets	$1,168,244	$945,949
Liabilities
Current liabilities
Accounts payable	48,289	17,776
Accrued expenses and other current liabilities	60,461	39,946
Accrued lease obligations	2,888	2,913
Senior Facility, net of transaction costs - current	49,547	—
Warrant liability	122,804	120,647
Total current liabilities	283,989	181,282
Accrued lease obligations	30,521	30,623
Deferred tax liability	49,293	49,274
Convertible notes, net of issuance costs	259,443	257,789
Senior Facility, net of transaction costs	—	48,470
Other liabilities	4,367	4,612
Total liabilities	$627,613	$572,050
Commitments and contingencies (refer to Note 16)
Stockholders’ equity
Class 1 common stock ($0.0001 par value, 233,333,333 shares authorized; 0 shares issued and outstanding)	—	—
Class 2 common stock ($0.0001 par value; 500,000,000 shares authorized; 179,118,980 and 158,486,087 shares issued and outstanding, respectively	18	16
Additional paid-in capital	1,599,713	1,095,781
Accumulated other comprehensive (loss) income	11,958	8,205
Accumulated deficit	(1,071,058)	(730,103)
Total stockholders’ equity	540,631	373,899
Total liabilities and stockholders’ equity	$1,168,244	$945,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended March 31,
	2021	2020
Revenue	$48,021	$52,102
Cost of sales	34,518	41,232
Gross profit	13,503	10,870
General and administrative expenses	25,587	27,269
Sales and marketing expenses	9,739	18,326
Research and development expenses	1,202	1,347
Depreciation and amortization expenses	3,498	3,591
Impairment of assets	—	29,839
Loss from equity method investments	1,787	1,748
Litigation settlement	45,000	—
Operating loss	(73,310)	(71,250)
Foreign exchange (gain) loss, net	(699)	28,069
Change in fair value of warrant liability	263,201	71,978
Interest expenses, net	6,916	9,146
Other (income) expenses, net	(1,516)	4,651
Loss before income taxes	(341,212)	(185,094)
Deferred income tax recoveries	(635)	(1,272)
Current income tax expenses	378	301
Net loss	$(340,955)	$(184,123)
Net loss per share - basic and diluted	(2.01)	(1.73)
Weighted average shares used in computation of net loss per share - basic and diluted	169,489,223	106,463,352
Net loss	$(340,955)	$(184,123)
Foreign currency translation gain (loss), net	3,753	(16,633)
Unrealized loss on investments	—	(74)
Other comprehensive loss	3,753	(16,707)
Comprehensive loss	$(337,202)	$(200,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

	Common stock			Accumulated other
	Number of shares	Amount	Additional paid-in capital	comprehensive (loss) income	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2019	102,781,225	$11	$705,671	$9,719	$(430,130)	$285,271
Proceeds from ABG Profit Participation Arrangement	—	—	1,353	—	—	1,353
Write-off of ABG finance receivable	—	—	28,900	—	(28,900)	—
Escrow shares released from downstream merger	(7,659)	—	(151)	—	—	(151)
Shares issued for common stock at-the-market, net of issuance costs	2,265,115	—	27,027	—	—	27,027
Shares issued for investments	6,934	—	—	—	—	—
Shares issued under stock-based compensation plans	597,868	—	1,079	—	—	1,079
Stock-based compensation expenses	—	—	7,677	—	—	7,677
Shares issued under registered offering, net of issuance costs	7,250,000	1	19,827	—	—	19,828
Shares issued for exercise of pre-funded warrants	11,750,000	1	49,053	—	—	49,054
Other comprehensive loss	—	—	—	(16,707)	—	(16,707)
Net loss	—	—	—	—	(184,123)	(184,123)
Balance as of March 31, 2020	124,643,483	$13	$840,436	$(6,988)	$(643,153)	$190,308

Balance at December 31, 2020	158,046,087	$16	$1,095,781	$8,205	$(730,103)	$373,899
Escrow shares released from downstream merger	(6,342)	—	(135)	—	—	(135)
Shares issued for common stock at-the-market, net of issuance costs	6,254,980	1	156,029	—	—	156,030
Shares issued under stock-based compensation plans	1,623,255	—	3,746	—	—	3,746
Stock-based compensation expenses	—	—	7,141	—	—	7,141
Shares issued for exercise of warrants	12,791,000	1	337,151	—	—	337,152
Other comprehensive loss	—	—	—	3,753	—	3,753
Net loss	—	—	—	—	(340,955)	(340,955)
Balance at March 31, 2021	178,708,980	$18	$1,599,713	$11,958	$(1,071,058)	$540,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILRAY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	Three months ended March 31,
	2021	2020
Operating activities
Net loss	$(340,955)	$(184,123)
Adjusted for the following items:
Inventory valuation adjustments	2,062	4,044
Depreciation and amortization expenses	4,908	4,561
Impairment of assets	—	29,839
Stock-based compensation expenses	7,193	7,677
Change in fair value of warrant liability	263,201	71,978
Loss from equity method investments	1,787	1,748
(Gain) loss from equity investments measured at fair value	(300)	1,534
(Gain) loss from sale of investment	(75)	65
Interest on debt securities	—	(221)
Deferred taxes	(635)	(1,272)
Amortization of discount on convertible notes	1,653	2,597
Amortization of transaction costs on Senior Facility	436	131
Foreign currency (gain) loss	(699)	28,069
Accretion related to obligations under finance leases	485	151
Issuance costs on registered offering recorded to net loss	—	3,953
Credit loss expenses	805	46
Provision for sales returns	(924)	(262)
Loss on disposal of property and equipment	82	457
Other non-cash items	—	138
Changes in non-cash working capital:
Accounts receivable	(1,000)	(1,906)
Inventory	(4,893)	(11,594)
Prepayments and other current assets	2,703	6,749
Accounts payable	30,513	(15,218)
Accrued expenses and other current liabilities	20,645	(3,172)
Net cash used in operating activities	(13,008)	(54,031)
Investing activities
Change in deposits and other assets	—	(927)
Investment in equity method investees	(493)	—
Proceeds from the sale of other investments	2,719	437
Purchases of property and equipment	(2,466)	(18,290)
Proceeds from disposal of property and equipment	171	661
Net cash used in investing activities	(69)	(18,119)
Financing activities
Proceeds from at-the-market equity offering, net of costs	156,029	27,027
Proceeds from ABG Profit Participation Arrangement	—	1,353
Proceeds from issuance of registered offering, net of issuance costs	—	85,465
Payment of ABG finance liability	(375)	(1,000)
Proceeds from exercise of warrants	76,106	—
Proceeds from exercise of stock options	6,117	1,813
Payment of obligations under finance lease	—	(105)
Payment on the settlement of stock options	(2,487)	(748)
Proceeds from issuance of Senior Facility, net of transaction costs	—	46,395
Repayment of Senior Facility	(1,309)	(414)
Net cash provided by financing activities	234,081	159,786
Effect of foreign currency translation on cash and cash equivalents	5,664	(10,437)
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	226,668	77,199
Cash and cash equivalents, beginning of period	189,702	96,791
Cash and cash equivalents, end of period	$416,370	$173,990

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

On December 15, 2020, we entered into an Arrangement Agreement (as amended, the “Arrangement Agreement” with Aphria Inc. (“Aphria”), pursuant to which Tilray acquired all of the issued and outstanding common shares of Aphria pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (the “Arrangement”). The Arrangement was completed on April 30, 2021.   Each outstanding common share of Aphria outstanding immediately prior to the effective time of the Arrangement was transferred to Tilray in exchange for 0.8381 of a share (of Tilray Class 2 common stock). As of March 31, 2021, the Arrangement had not yet been completed and as such, the financial statements do not reflect the effect of the transaction.

Basis of presentation and going concern

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) reflect the accounts of the Company. The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 (the “Annual Financial Statements”). These financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

These financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

Reclassifications

The Company reclassified previously disclosed amounts related to inventory valuation adjustments and stock-based compensation expenses to conform with the disclosures as of March 31, 2021.

Inventory valuation adjustments were previously disclosed as a separate component of cost of sales on the Company’s Consolidated Statements of Net Loss and Comprehensive Loss. As of March 31, 2021, these amounts are included under the caption of cost of sales.

For the three months ended March 31, 2020
Inventory valuation adjustment no longer disclosed separately from cost of sales	$4,044

Stock-based compensation expenses was previously presented as a separate line item in the Company’s Consolidated Statements of Net Loss and Comprehensive Loss. As of March 31, 2021, the Company includes its stock-based compensation expense under the respective caption in financial statements where compensation paid to the same employees is recorded. These reclassifications are summarized as follows:

For the three months ended March 31, 2020
General and administrative expenses	$7,138
Sales and marketing expenses	450
Research and development expenses	89

The statement of net loss and comprehensive loss for the three months ended March 31, 2020 was reclassified to conform to the current period’s presentation. Acquisition-related expenses, net, formerly presented as a separate line item, is now presented in general and administrative expenses.

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. As of March 31, 2021, there were 14,243,733 common share equivalents with potential dilutive impact (March 31, 2020 – 21,266,707). Since the Company is in a net loss for all periods presented in these financial statements, there is no difference between the Company’s basic and diluted net loss per share for the periods presented.

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
2.	Inventory

Inventory is comprised of the following items:

	March 31, 2021	December 31, 2020
Raw materials	$15,263	$15,223
Work-in-process	60,197	61,867
Finished goods	21,084	16,555
Total	$96,544	$93,645

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. During the three months ended March 31, 2021, the Company recorded charges for inventory and inventory-related write downs as a component of cost of sales. Cannabis products were written down by $1,720 and hemp products were written down by $342 (2020: $3,247 and $797).

3.	Prepayments and Other Current Assets

Prepayments and other current assets are comprised of the following items:

	March 31, 2021	December 31, 2020
Deposits	$9,285	$15,976
Prepayments	5,117	6,542
Taxes receivable	16,349	12,122
Total	$30,751	$34,640

4.	Investments

Other investments

Long-term investments are comprised of the following items:

	March 31, 2021	December 31, 2020
Equity investments at fair value	$633	$477
Equity investments under measurement alternative	11,450	11,392
Debt securities classified under available-for-sale method	—	2,500
Total other investments	$12,083	$14,369

Unrealized gains recognized in other expenses, net during the three months ended March 31, 2021 on equity investments still held at March 31, 2021 is $300 (2020 – loss of $1,534). There were no impairments or adjustments to equity investments under the measurement alternative for the three months ended March 31, 2021 and March 31, 2020.

The Company collected a cash settlement of its only debt security classified under available-for-sale method instrument with the lender prior to its contractual maturity for $2,500 in February 2021.

Equity method investments

As of March 31, 2021, there are no changes to the status of the Company’s assessment of its joint ventures with Anheuser-Busch InBev (“AB InBev”) in Plain Vanilla Research Limited Partnership (“Fluent”) and the Company’s joint venture with Cannfections Group Inc. (“Cannfections”).

During the three months ended March 31, 2021, the Company made $493 capital contributions to Fluent (2020 - $0). The Company provides production support services to Fluent on a cost recovery basis. For the three months ended March 31, 2021, total fees charged were $372, (2020 - $1,880). The total amount included in accounts payable is $1,785 at March 31, 2021 (December 31, 2020 - $674). At March 31, 2021, the maximum exposure to loss is limited to the Company’s equity investment in Fluent.

During the three months ended March 31, 2021, the Company made $0 capital contributions to Cannfections (2020 - $0). At March 31, 2021, the maximum exposure to loss is limited to the Company’s equity investment in Cannfections. During the three months ended March 31, 2021, the Company incurred $448 in expenses for purchases from Cannfections (2020 - $80).

The Company’s ownership interests in its equity method investments as of March 31, 2020 and December 31, 2019 and loss from equity method investments for the three months ended March 31, 2020 were as follows:

	Approximate	Carrying value	Gain (loss) from equity method investments for the three months ended
	ownership %	March 31, 2021	March 31, 2021
Investment in Fluent	50%	$4,039	$(1,802)
Investment in Cannfections	50%	4,061	15
Total equity method investments		$8,100	$(1,787)

	Approximate	Carrying value	Gain (loss) from equity method investments for the three months ended
	ownership %	December 31, 2020	March 31, 2020
Investment in Fluent	50%	$5,291	$(1,819)
Investment in Cannfections	50%	4,009	71
Total equity method investments		$9,300	$(1,748)

Summary financial information for the equity method investments on an aggregate basis was as follows:

	March 31, 2021	December 31, 2020
Current assets	$8,440	$12,644
Noncurrent assets	$7,033	$6,608
Current liabilities	$4,505	$5,663

	Three months ended March 31,
	2021	2020
Revenue	$1,061	$1,392
Gross profit	$224	$583
Net loss	$(3,574)	$(3,496)

5.	Allowance for Credit Losses

Accounts receivable

The Company maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses. The following table provides activity in the allowance for credit losses for the three months ended March 31, 2021 and March 31, 2020:

	For the three months ended March 31,
	2021	2020
Allowance for credit losses, January 1	$887	$615
Provision for expected credit losses (1)	805	46
Write-offs charged against allowance	(439)	(19)
Foreign currency translation adjustment	14	(47)
Allowance for credit losses, March 31	$1,267	$595
Accounts receivable balance before allowance for credit losses and provision for sales returns, March 31, 2021 and 2020	$30,298	$40,057
(1)	The provision for expected credit losses is recorded in general and administrative expenses

6.	Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
Land	$6,674	$6,771
Buildings and leasehold improvements	117,597	117,325
Laboratory and manufacturing equipment	37,254	37,176
Office and computer equipment	2,001	1,710
Right-of-use ("ROU") assets under finance lease	15,270	15,072
Construction-in-process, not yet available for use	49,562	49,380
	228,358	227,434
Less: accumulated depreciation	(30,587)	(27,875)
Total	$197,771	$199,559

Refer to Note 16 for contractual commitments related to construction-in-process.

7.	Intangible Assets

Intangible assets are comprised of the following items:

		March 31,				December 31,
		2021				2020
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Impairment	Net	Cost	Accumulated Amortization	Impairment	Net
Definite-lived intangible assets:
Patent	—	—	—	—	—	669	131	538	—
Customer relationships	16	140,709	18,455	—	122,255	138,885	16,030	—	122,855
Developed technology	10	7,322	1,525	—	5,797	7,227	1,325	—	5,902
Websites	3	4,710	3,985	—	725	5,332	4,348	—	984
Trademarks and licenses	5	182	70	—	112	9,009	1,245	7,650	114
Total		152,923	24,035	—	128,889	161,122	23,079	8,188	129,855
Indefinite-lived intangible assets:
Cultivation license	Indefinite	—	—	—	—	10,239	—	10,239	—
Trademarks	Indefinite	57,333	—	—	57,333	56,590	—	—	56,590
Rights under ABG Profit Participation Arrangement	Indefinite	—	—	—	—	16,765	—	16,765	—
Total		57,333	—	—	57,333	83,594	—	27,004	56,590
Total intangible assets		$210,256	$24,035	$—	$186,222	$244,716	$23,079	$35,192	$186,445

Amortization expenses for intangibles was $2,271 for the three months ended March 31, 2021 (2020 - $1,857). Expected future amortization expenses for intangible assets as at March 31, 2021 are as follows:

Year ending December 31,	Amortization
2021 (remaining nine months)	$7,684
2022	$9,868
2023	$9,625
2024	$9,619
2025	$9,589
Thereafter	$82,504
Total	$128,889

8.	Goodwill

The following table shows the change in carrying amount of goodwill:

	Hemp	Cannabis	Total
Balance as of December 31, 2020	$136,332	$30,583	$166,915
Foreign currency translation adjustment	1,762	402	2,164
Balance as of March 31, 2021	$138,094	$30,985	$169,079

Goodwill is tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. No triggers have been identified in the quarter to perform additional quantitative tests.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following items:

	March 31, 2021	December 31, 2020
Other accrued expenses and current liabilities	$27,171	$24,181
Accrued litigation settlement	20,000	—
Accrued payroll and employment related withholding taxes	9,314	9,282
Accrued interest on convertible notes	1,158	3,473
ABG finance liability - current	1,500	1,500
Accrued legal and professional fees	905	1,091
Accrued interest on Senior Facility	413	419
Total accrued expenses and other current liabilities	$60,461	$39,946

10.	Convertible Notes

The Company has outstanding convertible senior notes with a face value of $277,857 as described in the Annual Financial Statements.

As of March 31, 2021, the convertible notes are not yet convertible, and the Company is in compliance with all covenants.

The following table sets forth the net carrying amount of the convertible notes:

	March 31, 2021	December 31, 2020
5.00% Convertible Notes	$277,857	$277,857
Unamortized discount	(13,977)	(15,229)
Unamortized transaction costs	(4,437)	(4,839)
Net carrying amount	$259,443	$257,789

The following table sets forth total interest expense recognized related to the convertible notes:

	Three months ended March 31,
	2021	2020
Contractual coupon interest	$3,473	$5,938
Amortization of discount	1,253	2,009
Amortization of transaction costs	401	588
Total	$5,127	$8,535

11.	Senior Facility

On February 28, 2020, High Park Holdings Ltd., a wholly owned subsidiary of the Company (the “Borrower” or “High Park”) entered into a credit agreement, denominated in Canadian dollars (“C$”), for a senior secured credit facility in a maximum aggregate principal amount of $59,600 (C$79,800) (the “Senior Facility”).

On June 5, 2020, High Park entered into the First Amendment of the Senior Facility (the “Amendment”) which provided for interest-only payments for the remainder of its term with all outstanding principal payments due at February 28, 2022.

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

As of March 31, 2021, the Company was in compliance with all covenants set forth under the Senior Facility.

The following table sets forth the net carrying amount of the Senior Facility:

	March 31, 2021	December 31, 2020
Senior Facility	$51,161	$50,498
Unamortized transaction costs	(1,614)	(2,028)
Net carrying amount	$49,547	$48,470
Less: current portion of Senior Facility	(49,547)	—
Total noncurrent portion of Senior Facility	$—	$48,470

The following table sets forth total interest expense recognized related to the Senior Facility:

	Three months ended March 31,
	2021	2020
Contractual interest at Canadian prime plus 8.05%	$1,325	$480
Amortization of transaction costs	436	131
Total	$1,761	$611

12.	Registered Offering and Warrants

The Company has outstanding warrants as described in the Annual Financial Statements. Warrants outstanding at March 31, 2021, and related activity for the three months ended March 31, 2021 is as follows (reflects the number of Class 2 common stock as if the warrants were converted to Class 2 common stock):

Description	Classification	Exercise price	Expiration date	Balance December 31, 2020	Issued	Exercised	Balance March 31, 2021
Warrants	Liability	$5.95	March 17, 2025	19,000,000	—	12,791,000	6,209,000
			Total	19,000,000	—	12,791,000	6,209,000

During the quarter ended March 31, 2021 12,791,000 warrants were exercised by warrant holders resulting in cash proceeds to the Company of $76,106.

The Company estimated the fair value of the Warrant liability at March 31, 2021 using the Monte Carlo pricing model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	0.92%
Expected volatility	100%
Expected term	4.5 years
Expected dividend yield	0%
Strike price	$5.95
Fair value of common stock	$22.73
Discount due to exercise restrictions	0%

Expected volatility is based on the historical volatility of the Company's common stock since its initial public offering in 2018.

13.	Stockholders’ Equity

Common and preferred stock

The Company’s certificate of incorporation authorized the Company to issue the following classes of shares with the following par value and voting rights as of March 31, 2021. The liquidation and dividend rights are identical among Class 1 common stock and Class 2 common stock, and all classes of common stock share equally in the Company’s earnings and losses.

	Par Value	Authorized	Voting Rights
Class 1 common stock	$0.0001	233,333,333	10 votes for each share
Class 2 common stock	$0.0001	500,000,000	1 vote for each share
Preferred stock	$0.0001	10,000,000	N/A

During the three months ended March 31, 2021, the Company issued 6,254,980 shares of Class 2 common stock for gross proceeds of $159,213 under its at-the-market equity offering program (2020 - $27,579). Transaction costs of $3,184 were recorded net against the allocated gross proceeds in additional paid-in-capital. As described in the Annual Financial Statements, the warrants’ anti-dilution price protection features allow, for the period the warrants are outstanding, the Company to only issue up to $20,000 in aggregate gross proceeds under the Company’s at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6,000 per quarter, at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution price protection features.

The Company’s future ability to pay cash dividends on Class 2 common stock is limited by the terms of the Senior Facility and cannot be paid without the consent of the lender.

14.	Stock-based Compensation

Original Stock Option Plan

Certain employees of the Company participate in the equity-based compensation plan of Privateer Holdings, Inc. (the “Original Plan”) under the terms and valuation method detailed in our annual financial statements. For the three months ended March 31, 2021, the total stock-based compensation expense associated with the Original Plan was $57 (2020 – $162). As of March 31, 2021 the total remaining unrecognized stock-based compensation expense related to non-vested stock options under the Original Plan amounted to $193 which will be recognized over the weighted-average remaining requisite service period of approximately 0.6 years.

Stock option activity under the Original Plan is as follows:

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2020	1,789,750	$3.62	3.8	$25,077
Exercised	(757,318)	3.17
Forfeited	—	—
Cancelled	(80)	4.72
Balance March 31, 2021	1,032,352	$3.93	4.3	$13,660
Vested and expected to vest, March 31, 2021	986,020	$3.91	4.3	$13,618
Vested and exercisable, March 31, 2021	945,951	$3.72	4.2	$13,200

No stock options were granted under the Original Plan during the three months ended March 31, 2021 and March 31, 2020. The total fair value of stock options vested as of March 31, 2021 was $61 (2020 – $169).

New Stock Option and Restricted Stock Unit Plan

The Company adopted the 2018 Equity Incentive Plan (the “2018 EIP”) as amended and approved by stockholders in May 2018 under the terms and valuation methods detailed in the Annual Financial Statements. The number of shares of Class 2 common stock reserved for issuance under the 2018 EIP automatically increases on January 1 of each calendar year, for a period of not more than ten years, starting on January 1, 2019 and ending on and including January 1, 2027, in an amount equal to 4% of the total number of shares of our common stock outstanding on December 31 of the prior calendar year, or a lesser number of shares determined by our Board of Directors. The shares reserved include only the outstanding shares related to stock options and RSUs and excludes stock options outstanding under the Original Plan. The number of shares reserved for issuance under the 2018 EIP is 23,375,665, effective as of January 1, 2021 (December 31, 2020 – 17,037,421). For the three months ended March 31, 2021, total stock-based compensation expense associated with the 2018 EIP was $7,084 (2020 – $7,515). As of March 31, 2021, the total remaining unrecognized stock-based compensation expense related to non-vested stock options and restricted stock units (“RSUs”) under the 2018 EIP amounted to $29,883 which will be recognized over the weighted average remaining requisite service period of approximately 1.63 years.

Stock option and RSU activity under the 2018 EIP are as follows:

Time-based stock option activity

	Stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance December 31, 2020	3,909,559	$15.25	7.4	$1,700,194
Granted	—	—
Exercised	(471,211)	7.76
Forfeited	(33,291)	8.46
Cancelled	(36,414)	42.61
Balance March 31, 2021	3,368,643	$16.02	7.2	$43,421
Vested and expected to vest, March 31, 2021	3,360,695	$15.87	7.2	$43,213
Vested and exercisable, March 31, 2021	2,902,957	$13.77	7.2	$38,916

The weighted-average fair values of stock options granted during the three months ended March 31, 2021 was $0 per share (2020 – $0). The total fair value of stock options vested in 2021 was $2,547 (2020 – $25,426).

Time-based RSU activity

	Time-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2020	1,884,390	$15.22
Granted	350,311	20.02
Vested	(289,388)	15.59
Forfeited	(170,641)	11.84
Non-vested March 31, 2021	1,774,672	$16.33

During the three months ended March 31, 2021, 350,311 (2020 – 752,283) time-based RSUs were granted. During the three months ended March 31, 2021, 289,388 (2020 – 154,642) time-based RSUs vested.

Performance-based RSUs activity

	Performance-based RSUs	Weighted-average grant-date fair value per share
Non-vested December 31, 2020	540,836	$7.13
Vested	(341,543)	7.18
Non-vested March 31, 2021	199,293	$7.05

No performance-based RSUs were granted during the three months ended March 31, 2021 (2020 – none). During the three months ended March 31, 2021, 341,543 (2020 – 53,125) performance-based RSUs vested .
15.	Accumulated Other Comprehensive (Loss) Income (“AOCI”)

The component of AOCI, net of tax, was as follows:

Foreign Currency Translation Adjustments
Balance as at December 31, 2020	$8,205
Other comprehensive loss:
Change in foreign currency translation	3,753
Balance as at March 31, 2021	$11,958

16.	Commitments and Contingencies

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. The Company records a loss contingency if the information available indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of March 31, 2021, in the opinion of management, no claims meet the criteria to record a loss contingency.

Lease commitments

The Company leases various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2027.

Maturities of lease liabilities:

Year ending December 31,	Operating Leases	Finance Leases
2021 (remaining nine months)	$2,861	$893
2022	3,498	6,165
2023	3,351	12,438
2024	2,758	—
2025	2,179	—
Thereafter	6,428	—
Total minimum lease payments	21,075	19,496
Less: amounts related to interest payments	3,260	3,902
Present value of minimum lease payments	17,815	15,594
Less: current accrued lease obligation	2,888	—
Obligations recognized	$14,927	$15,594

Purchase commitments

The following table reflects the Company’s future non-cancellable minimum purchase commitments for inventory as of March 31, 2021:

	Total	2021 (remaining nine months)	2022	2023	2024	2025	Thereafter
Purchase commitments	$17,359	$17,359	$—	$—	$—	$—	$—
Total	$17,359	$17,359	$—	$—	$—	$—	$—

Due to the termination of a supply agreement, the Company removed $59,700 of purchase commitments from its commitments and contingencies as of March 31, 2021.

In 2018, the Company signed an agreement with Rose Lifescience Inc. (“Rose”) for distribution and marketing of product in Quebec in exchange for a minimum fee of $384 per annum for an initial term of five years.  In September 2020, the Company signed an amendment to this agreement under which the Company is no longer obligated to purchase product from Rose nor pay the minimum fee.  The Company will pay Rose a compensation fee based on net revenue sold in Quebec for an estimated compensation fee of approximately $8,000 through 2023. As there is no firm commission fee commitment, it is excluded from the above schedule. Compensation fee expense is recorded as incurred.

In 2018, the Company entered into a Product and Trademark License Agreement with Docklight LLC, a related party (refer to Note 20), to use certain intellectual property rights in exchange for payment of royalty depending upon specified percentage of licensed product net sales, with a minimum royalty of $493 per quarter. As the purchase commitment is an undeterminable variable amount, it is excluded from the above schedule.

Other commitments

The Company has payments on the convertible notes (refer to Note 10), the Senior Facility (refer to Note 11), ABG finance liability and Portugal construction purchase commitments as follows:

	Total	2021 (remaining nine months)	2022	2023	2024	2025	Thereafter
Convertible notes, principal and interest	$319,535	$13,893	$13,893	$291,749	$—	$—	$—
Senior Facility, principal and interest	56,533	4,029	52,504	—	—	—	—
ABG finance liability	7,500	1,500	1,500	1,500	1,500	1,500	—
Portugal construction commitments	2,778	2,778	—	—	—	—	—
Total	$386,346	$22,200	$67,897	$293,249	$1,500	$1,500	$—

17.	Revenue from Contracts with Customers

The Company reports two segments: cannabis and hemp, in accordance with ASC 280 Segment Reporting. The Company generates revenues from the cannabis and hemp segments through contracts with customers, each with a single performance obligation, being the sale of products. The Company determines that revenue information disclosed in business segment information in Note 23 disaggregates revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

For certain long-term arrangements, the Company has performance obligations for goods it has not yet delivered. For these arrangements, the Company does not have a right to bill for the undelivered goods. The Company has determined that any unbilled consideration relates entirely to the value of undelivered goods. Accordingly, the Company has not recognized revenue, and has elected not to disclose amounts, related to these undelivered goods. As of March 31, 2021 and December 31, 2020, other than accounts receivable, net of allowance for doubtful debts, the Company has no contract balances in the balance sheets.

18.	General and Administrative Expenses

General and administrative expenses are comprised of the following items:

	Three months ended March 31,
	2021	2020
Other expenses	$7,613	$6,848
Salaries and benefits	7,013	7,296
Stock-based compensation expenses	6,493	7,138
Professional fees	3,577	4,521
Credit loss expenses	742	46
Loss on disposal of property and equipment	83	457
Travel expenses	66	963
Total	$25,587	$27,269

19.	Supplemental Cash Flow Information

	Three months ended March 31,
	2021	2020
Cash paid for income taxes	$103	$—
Cash paid for interest	912	704

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$994	$854
Operating cash flows from finance leases	264	142
Financing cash flows from finance leases	—	105
Non-cash additions to Right-of-use assets and lease liabilities
Operating leases	33	423

20.	Related Party Transactions

In the normal course of business, the Company enters into related party transactions with certain entities under common control and joint ventures as described in the Annual Financial Statements and detailed below.

Leafly Holdings, Inc. (“Leafly”)

The Company has a series of agreements with Leafly providing for, among other things, data licensing, advertising and marketing activities. During the three months ended March 31, 2021, no operational expenses was recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2020 - $129).

Docklight LLC (“Docklight”)

The Company pays Docklight a royalty fee pursuant to a brand licensing agreement which provides the Company with exclusive rights in Canada for the use of certain adult-use brands. During the three months ended March 31, 2021, royalty fees of $493 were recorded within general and administrative expenses in the statements of net loss and comprehensive loss (2020 - $221). Refer to Note 16 for purchase commitments with Docklight.

Fluent and Cannfections

The Company has joint venture arrangements with a 50% ownership and voting interest in each Fluent and Cannfections. Refer to Note 4 for details over transactions with these entities for the three months ended March 31, 2021.
21.	Financial Instruments

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

The Company evaluates the collectability of its accounts receivable and provides an allowance for credit losses as necessary (refer to Note 5).

Due to the uncertainties associated with COVID-19, the Company may be unable to accurately predict the creditworthiness of its counterparties and their ability to meet their obligations. This may result in unforeseen additional credit losses.

Foreign currency risk

The Company conducts its business in several countries and in a variety of currencies, the most significant of which are the Canadian dollar and the Euro. Consequently, the Company is exposed to foreign currency risk. A significant portion of the Company’s assets, liabilities, revenue, and expenses are denominated in Canadian dollars. A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $47,220 as of March 31, 2021, with a corresponding impact to accumulated other comprehensive (loss) income. The Company is also exposed to risk related to changes in the value of the Euro due to its construction commitments in Portugal.

Interest rate risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s outsanding debt. The Company is exposed to changes to the Canadian prime rate as the Senior Facility bears interest based on the Canadian prime rate plus 8.05%. The convertible notes bear interest at a fixed rate of 5% and are not publicly traded and is therefore are not affected by changes in the market interest rates. A 1% change in the Canadian prime rate would have an impact of $134 to the statements of net loss and comprehensive loss for the three months ended March 31, 2021.

Liquidity risk

The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash flows generated from operations to meet its requirements. As of March 31, 2021, the most significant financial liabilities are accounts payable, accrued expenses and other current liabilities, convertible notes and the Senior Facility.

Equity price risks

As of March 31, 2021, we held long-term equity investments at fair value and equity investments under the measurement alternative. These investment in equities were acquired as part of our strategic transactions. Accordingly, the changes in fair values of investment in equities measured at fair value or under the measurement alternative are recognized through other expense (income), net in the statements of net loss and comprehensive loss. Based on the fair value of investment in equities held as of March 31, 2021, a hypothetical decrease of 10% in the prices for these companies would reduce the fair values of the investments and result in unrealized loss recorded in other expense (income), net by $1,132. Similarly, based on the fair value of our warrant liability as of March 31, 2021, a hypothetical increase of 10% in the price for our common stock would increase the change in fair value of warrant liability by $12,290.

22.	Fair Value Measurement

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2021
Equity investments measured at fair value	$633	$—	$—	$633
Warrant liability	—	—	(122,804)	(122,804)
Convertible Debt	—	(269,223)	—	(269,223)
Total recurring fair value measurements	$633	$(269,223)	$(122,804)	$(391,394)

	Quoted prices
	in active
	markets for	Other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Investments
Equity investments measured at fair value	$477	$—	$—	$477
Debt securities classified as available-for-sale	—	—	2,500	2,500
Warrant liability	—	—	(120,647)	(120,647)
Convertible Debt	—	(239,652)	—	(239,652)
Total recurring fair value measurements	$477	$(239,652)	$(118,147)	$(357,322)

Items measured at fair value on a recurring basis

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, convertible debt and warrant liability.

Equity investments recorded at fair value: The estimated fair value is determined using quoted market prices, broker or dealer quotations or discounted cash flows. These are classified as Level 1.

Warrant liability: The warrants associated with the warrant liability are classified as Level 3 derivatives. Consequently, the estimated fair value of the warrant liability is determined using the Monte Carlo pricing model (refer to Note 12). Until the warrants are exercised, expire, or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity, the warrant liability (which relates to warrants to purchase shares of Class 2 common stock) is marked-to-market each reporting period with the change in fair value recorded in change in fair value of warrant liability. Any significant adjustments to the unobservable inputs disclosed in the table below would have a direct impact on the fair value of the warrant liability.

Convertible Debt: This instrument is held at amortized cost. The estimated fair value is determined using quoted market prices near the reporting date and is classified as Level 2.

The opening balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled to the closing balances as follows:

	Debt securities classified as available-for- sale	Warrant liability
Opening balance as at December 31, 2020	$2,500	$(120,647)
Additions and settlements
Additions	—	—
Exercise	—	—
Settlements	(2,500)	81,223
Interest expenses, net	—	—
Change in fair value	—	(83,380)
Closing balance as at March 31, 2021	$—	$(122,804)

	Quantitative information about Level 3 fair value measurements
	Fair value at March 31, 2021	Valuation technique	Unobservable input	Range (weighted average)

Warrant liability	$(122,804)	Monte Carlo	Volatility	100%
			Expected life	0.2 years to 4.5 years (2.1 years)

Items measured at fair value on a non-recurring basis

The Company's prepayments and other current assets, long lived assets, including property and equipment, goodwill and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The estimated fair value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other current liabilities and Senior Facility at March 31, 2021 (December 31, 2020 – the fair value of all aforementioned) approximate their carrying value.

23.	Business Segment Information

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

	Three months ended March 31,
	2021		2020
	Revenue	Gross profit	Revenue	Gross profit
Cannabis	$31,386	$9,343	$30,776	$2,926
Hemp	$16,635	$4,160	$21,326	$7,944
Total	$48,021	$13,503	$52,102	$10,870

No asset information is provided for the segments because the Company’s chief operating decision maker does not review this information by segment on a regular basis.

Total revenue and gross profit for the reportable segments is equal to the Company’s consolidated revenue and gross profit.

	Three months ended March 31,
	2021	2020
Gross profit for the segments	$13,503	$10,870
General and administrative expenses	25,587	27,269
Sales and marketing expenses	9,739	18,326
Research and development expenses	1,202	1,347
Depreciation and amortization expenses	3,498	3,591
Impairment of assets	—	29,839
Loss from equity method investments	1,787	1,748
Litigation settlement	45,000	—
Foreign exchange (gain) loss, net	(699)	28,069
Change in fair value of warrant liability	263,201	71,978
Interest expenses, net	6,916	9,146
Other expense (income), net	(1,516)	4,651
Loss before income taxes	$(341,212)	$(185,094)

Sources of revenue were as follows:

	Three months ended March 31,
	2021	2020
Dried cannabis	$21,086	$19,696
Cannabis extracts	10,270	10,545
Hemp products	16,635	21,326
Accessories and other	30	535
Total	$48,021	$52,102

Channels of revenue were as follows:

	Three months ended March 31,
	2021	2020
Cannabis
Adult-use	$19,440	$20,919
Canada - medical	3,217	4,051
International - medical	8,600	5,806
Bulk	129	—
Total Cannabis revenue	$31,386	$30,776
Hemp	16,635	21,326
Total	$48,021	$52,102

Revenue attributed to geographic region based on the location of the customer was as follows:

	Three months ended March 31,
	2021	2020
Canada	$27,195	$29,488
United States	11,043	16,530
Other countries	9,783	6,084
Total	$48,021	$52,102

Revenue includes excise duties of $4,646 for the three months ended March 31, 2021 (2020: $4,972).

Long-lived assets consisting of property and equipment, net of accumulated depreciation, attributed to geographic regions based on their physical location were as follows:

	March 31, 2021	December 31, 2020
Canada	$122,182	$122,328
Portugal	69,704	71,988
United States	5,830	5,182
Other countries	55	61
Total	$197,771	$199,559

Major customers

One customer, in the Cannabis segment, accounted for 20% of revenue for the three months ended March 31, 2021. One customer, in the Hemp segment, accounted for 11% of revenue for the three months ended March 31, 2021. Two customers, in the Cannabis segment, accounted for 16% and 13% of revenue, respectively, for the three months ended March 31, 2020. One customer, in the Hemp segment, accounted for 26% of revenue for the three months ended March 31, 2020.

Two customers accounted for 18% and 11%, respectively, of the Company’s accounts receivable balance as of March 31, 2021. Three customers accounted for 17%, 16% and 11%, respectively, of the Company’s accounts receivable balance as of December 31, 2020.
24.	Subsequent Events

A cannabinoid supplier (“supplier”) to Tilray, and Tilray had been engaged in binding arbitration, which commenced in March 2020 and related to a supply agreement dispute between the parties. On April 29, 2021, the parties mutually agreed to settle this matter. Pursuant to a settlement agreement and release, Tilray (i) paid $20,000 in cash and $5,000 in Class 2 Common Stock to the supplier on April 29, 2021, and (ii) agreed to pay either $15,000 in Class 2 Common Stock or $20,000 in cash, depending on certain circumstances, to the supplier within nine months of the settlement date, in each case subject to certain upward adjustments based on the trading price and resale registration status of the Class 2 Common Stock. The parties also agreed to, among other things, withdraw from the arbitration proceeding and to release the other party from any and all claims arising out of or relating to the arbitration or the supply agreement. As of March 31, 2021, the Company recorded the litigation settlement expense in its statement of net loss and comprehensive loss to reflect the outcome of this settlement. The litigation liability is payable in a combination of cash and shares of the Company’s class 2 common stock.  The initial payments made on April 29, 2021 are reflected in accounts payable and the remaining future payment is reflected in accrued expenses. The Company also removed $59,700 of purchase commitments (refer to Note 16) from its commitments and contingencies as of March 31, 2021.

On April 25, 2021, the Company notified its senior secure credit facility lender that it intends to (i) terminate the commitments under the Senior Facility, and (ii) repay all outstanding loans and other obligations under the Senior Facility. On May 4, 2021, the Company repaid in full all outstanding indebtedness under its Senior Facility agreement. The Senior Facility and related security interests were terminated in conjunction with the repayment in full of $52,069 (C$64,000) of principal, as well as accrued and unpaid interest and fees of $494 (C$610), plus a prior notice prepayment fee of $1,070 (C$1,320).

As disclosed previously, on April 30, 2021 the Arrangement with Aphria was completed (refer to Note 1 for additional information regarding the Arrangement) and we paid the financial advisor transaction fee of $9,200.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or “forward-looking information” within the meaning of Canadian securities laws. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC and Canadian public filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

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

We have supplied high-quality medical cannabis products to tens of thousands of patients in eighteen countries spanning five continents through our subsidiaries in Australia, Canada, Germany, Latin America and Portugal, and through agreements with established pharmaceutical distributors. We cultivate medical and adult-use cannabis in Canada and medical cannabis in Portugal. We only operate in countries where cannabis or hemp-derived cannabinoids are legal, and are permitted under all applicable federal, state, provincial and local laws.

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

During the three months ended March 31, 2021, we issued 6,254,980 shares of Class 2 common stock for gross proceeds of approximately $159.2 million under our at-the-market equity offering program.

During the three months ended March 31, 2021, we issued 12,791,000 shares of Class 2 common stock related to the exercise of outstanding warrants for gross proceeds of approximately $76.1 million.

On April 30, 2021, we completed an arrangement pursuant to an Arrangement Agreement dated as of December 15, 2020 (as amended, the “Arrangement Agreement”) with Aphria Inc. (“Aphria”), pursuant to which we acquired all of the issued and outstanding common shares of Aphria pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (the “Arrangement”). Each outstanding common share of Aphria outstanding immediately prior to the effective time of the Arrangement was transferred to Tilray in exchange for 0.8381 of a share of Tilray Class 2 common stock. As of March 31, 2021, the

Arrangement had not yet been completed and as such, this Management’s Discussion and Analysis does not reflect the effect of the Arrangement.

COVID-19

The COVID-19 pandemic and various government steps to reduce the spread of COVID-19 have had and continue to have a significant impact on the way people live, work and interact and have significantly impacted and will likely continue to impact economic activity around the world.

During the COVID-19 pandemic, many of the markets in which we produce and sell our products have experienced unprecedented “lockdowns” or “stay at home” orders, and other government mandated restrictions to try and reduce the spread of COVID-19. The situation continues to be uncertain and varies by market as infection rates of COVID-19 remain high in many regions throughout the world including Canada, Portugal, and Germany where we either have production facilities, sales efforts, or both. Because our products have been deemed essential products, we have been able to continue operating our business. The health, safety and well-being of our employees has been and remains our first priority. Many of our employees continue to work from home. In those instances where our employees cannot perform their work at home, such as in our production facilities, we have implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and requirements, to help to ensure their safety.

During the comparable quarter in 2020, and as a result of the COVID-19 pandemic, we saw an increase in demand for our cannabis products driven by consumer pantry-loading and increased consumption of our products due to concerns about future availability of products and or concerns about whether retail locations that sell our products would remain open. During the quarter ended March 31, 2021 some of our key markets, including Canada and Germany, experienced severe restrictions on patients and consumers and the retail locations at which patients and consumers purchase our products. As a result of these restrictions we believe demand for our products was subdued during the period. Despite the COVID-19 pandemic, we have been able to keep up with fluctuating patient and consumer demand for our products and have continued to introduce new products in the market.

The COVID-19 pandemic and the various government steps to reduce the spread have impacted and may continue to impact our patients’ and consumers’ ability to access and purchase our products. These steps may also inhibit our ability to produce products at our various facilities. While we believe consumer demand for our products remains strong, due to the uncertainties surrounding the COVID-19 and its impact on our patients’ and consumers’ ability to access and purchase our products, as well the uncertainties about whether we will be able to continue operations at our productions facilities, there remains commensurate uncertainty about the overall impact the pandemic may have on our business in the future. We generally expect COVID-19 to continue to impact patient and consumer behavior and access to products and present uncertainty in the markets in which we do business. Despite the uncertainty presented by COVID-19 our current forecasts show our cash balances will be sufficient to satisfy our working capital needs, debt payments, and general liquidity requirements.

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

(financial data is expressed in United States dollars)

	Three months ended March 31,
	2021	2020	Change	% Change
Kilograms equivalents sold - cannabis	6,277	5,794	483	8%
Kilograms harvested - cannabis	10,969	9,532	1,437	15%
Thousand units sold - hemp products	2,438	1,878	560	30%
Average net selling price per gram - cannabis	$5.00	$5.28	$(0.28)	(5)%
Average cost per gram sold - cannabis	$3.56	$3.97	$(0.41)	(10)%
Average gross selling price per unit - hemp products	$6.82	$11.35	$(4.53)	(40)%

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

Total kilogram equivalents sold increased 8% for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to growth in our international medical sales. We expect continued increases in kilogram equivalents grams sold as we generate sales growth in our key cannabis businesses; adult-use and international medical.

Kilograms harvested – cannabis. Kilograms harvested represents the weight of dried whole plants post-harvest, drying and curing. This operating metric is used to measure the production efficiency of our facilities and production team.

Total kilograms harvested increased by 15% for the three months ended March 31, 2021 from the comparable periods in 2020 primarily due to additional operating capacity at our Portugal facility.

Thousand units sold – hemp products. Our subsidiary, FHF Holdings Ltd. (“Manitoba Harvest”) sells hemp products such as shelled hemp seed, ground hemp, broad spectrum hemp extract containing CBD and hemp seed oil that are tracked by individual units.

Hemp products sold for the three months ended March 31, 2021 increased 30% from the comparable period in 2020. The increase was as a result of our large format retail customers shifting to larger size private label offerings, as well as increased promotional activity within the Club and US Retail channels.  Looking forward, the number of units sold is likely to continue to increase as sales volumes rise.

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

The average net selling price per gram decreased by 5% for the three months ended March 31, 2021 from the comparable period in 2020 due to increased competitive pricing in the adult-use segment. Generally, we expect our average net selling price to increase over time as our international medical sales make up a greater percentage of our total sales and we continue to introduce higher-priced Cannabis 2.0 products in our adult-use business.

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

The average cost per gram sold decreased by 10% for the three months ended March 31, 2021 from the comparable period in 2020 primarily as a result of reduced cost structures at our facilities due to our cost cutting efforts during 2020, better throughput and cost absorption at our High Park Holdings processing facility, and partially due to the availability of low cost product from third parties. We expect to see continued improvement in our cost per gram metric as we continue to leverage our cost reductions, including the closure of High Park Gardens which was a relatively high cost facility to operate, and identify additional ways to optimize our production activities.

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

The average gross selling price per unit decreased by 40% during the three months ended March 31, 2021 from the comparable period in 2020 primarily due to increased sales of lower priced private label products.

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

Condensed Consolidated Statements of Net Loss Data

(in thousands of United States dollars)

	Three months ended March 31,
	2021	2020
Revenue	$48,021	$52,102
Cost of sales	34,518	41,232
Gross profit	13,503	10,870
General and administrative expenses	25,587	27,269
Sales and marketing expenses	9,739	18,326
Research and development expenses	1,202	1,347
Depreciation and amortization expenses	3,498	3,591
Impairment of assets	—	29,839
Loss from equity method investments	1,787	1,748
Litigation settlement	45,000	—
Operating loss	(73,310)	(71,250)
Foreign exchange (gain) loss, net	(699)	28,069
Change in fair value of warrant liability	263,201	71,978
Interest expenses, net	6,916	9,146
Other (income) expenses, net	(1,516)	4,651
Loss before income taxes	(341,212)	(185,094)
Deferred income tax recoveries	(635)	(1,272)
Current income tax expenses	378	301
Net loss	$(340,955)	$(184,123)
Other Financial Data
Adjusted EBITDA (1)	$(6,283)	$(18,152)

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures.”

	Three months ended March 31,
	2021	2020
(as a percentage of revenue)
Cost of sales	72%	79%
Gross profit	28%	21%
General and administrative expenses	53%	52%
Sales and marketing expenses	20%	35%
Research and development expenses	3%	3%
Depreciation and amortization expenses	7%	7%
Impairment of assets	0%	57%
Loss from equity method investments	4%	3%
Litigation settlement	94%	0%
Operating loss	(153)%	(137)%
Foreign exchange (gain) loss, net	(1)%	54%
Change in fair value of warrant liability	548%	138%
Interest expenses, net	14%	18%
Other (income) expenses, net	(3)%	9%
Loss before income taxes	(711)%	(355)%
Deferred income tax recoveries	(1)%	(2)%
Current income tax expenses	1%	1%
Net loss	(710)%	(353)%
Other Financial Data
Adjusted EBITDA (1)	(13)%	(35)%

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures.”

Revenue

We report our operating results in two segments: (i) Cannabis (licensed), and (ii) Hemp (unlicensed).  The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting. We also evaluate revenue by product channel.

Revenue by product channel

(in thousands of United States dollars)

	Three months ended March 31,
	2021	2020	$ Change	% Change
Cannabis
Adult-use	$19,440	$20,919	$(1,479)	(7)%
Canada - medical	3,217	4,051	(834)	(21)%
International - medical	8,600	5,806	2,794	48%
Bulk	129	—	129	100%
Total Cannabis revenue	31,386	30,776	610	2%
Hemp	16,635	21,326	(4,691)	(22)%
Total	$48,021	$52,102	$(4,081)	(8)%
Excise duties included in revenue	$4,646	$4,972	$(326)	(7)%

Revenue. Revenue decreased by 8% to $48.0 million for the three months ended March 31, 2021 compared to revenue of $52.1 million for the same period in 2020. The reduction was primarily driven by reduced revenue from the hemp category as a result of delays in the switch from branded product to private label product with certain customers during the quarter and reduced promotional activity in 2021 versus 2020. Adult-use sales and Canada medical sales were negatively impacted by COVID related lockdowns throughout Canada during the quarter, while international medical sales increased as we expanded our customer base in existing and new markets.

Cannabis. Cannabis segment revenue increased 2% to $31.4 million for the three months ended March 31, 2021 compared to $30.8 million for the same period in 2020. The increase was primarily driven by increased sales in our international medical markets which was partially offset by reduction in the adult-use and Canada medical categories.

Hemp. Hemp segment revenue decreased 22% to $16.6 million for the three months ended March 31, 2021 compared to $21.3 million for the same period in 2020. The decrease was primarily due to delays in the switch from branded product to private label product with certain customers during the quarter.

Revenue by product category

(in thousands of United States dollars)

	Three months ended March 31,
	2021	2020	$ Change	% Change
Dried cannabis	$21,086	$19,696	$1,390	7%
Cannabis extracts	10,270	10,545	(275)	(3)%
Hemp products	16,635	21,326	(4,691)	(22)%
Accessories and other	30	535	(505)	(94)%
Total	$48,021	$52,102	$(4,081)	(8)%
Excise duties included in revenue	$4,646	$4,972	$(326)	(7)%

We also analyze our sales mix by dried cannabis, extracts, hemp and accessories. Cannabis as a whole represented 65% of total revenue for the three months ended March 31, 2021 versus 59% for the comparable period in 2020. Dried cannabis represented 67% of cannabis revenue for the three months ended March 31, 2021 compared to 64% for the comparable period in 2020. Cannabis extracts represented 33% of cannabis revenue for the three months ended March 31, 2021 compared to 34% for the comparable period in 2020. Hemp products represented 35% of total revenue for the three months ended March 31, 2021 compared to 41% for the comparable period in 2020. In the future, we expect our cannabis products to grow at a faster rate and make up a larger portion of sales than our Hemp products as we generally see higher growth rate opportunities in international medical cannabis markets.

Gross margin by product category

(in thousands of United States dollars)

	For the three months ended March 31,
	Cannabis		Hemp		Total
	2021	2020	2021	2020	2021	2020
Revenue	$31,386	$30,776	$16,635	$21,326	$48,021	$52,102
Cost of sales
Product costs	20,323	24,603	12,133	12,585	32,456	37,188
Inventory valuation adjustments	1,720	3,247	342	797	2,062	4,044
Gross profit (loss)	9,343	2,926	4,160	7,944	13,503	10,870
Inventory valuation adjustments	1,720	3,247	342	797	2,062	4,044
Gross profit, excluding inventory valuation adjustments (1)	$11,063	$6,173	$4,502	$8,741	$15,565	$14,914
Gross margin, excluding inventory valuation adjustments (1)	35%	20%	27%	41%	32%	29%

(1)

Gross profit (excluding inventory valuation adjustments) and gross margin percentage (excluding inventory valuation adjustments) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures.”

Cost of sales and gross margin – Cannabis

(in thousands of United States dollars)

	Three months ended March 31,		2021 vs 2020 Change
	2021	2020	$	%
Cost of sales - product costs	$20,323	$24,603	$(4,280)	(17)%
Cost of sales - inventory valuation adjustments	1,720	3,247	(1,527)	(47)%
Total Cannabis cost of sales	$22,043	$27,850	$(5,807)	(21)%

Gross profit	$9,343	$2,926	$6,417	219%
Gross profit (excluding inventory valuation adjustments)(1)	$11,063	$6,173	$4,890	79%
Gross margin percentage	30%	10%	20%	200%
Gross margin percentage (excluding inventory valuation adjustments)(1)	35%	20%	15%	75%

(2)

Gross profit (excluding inventory valuation adjustments) and gross margin percentage (excluding inventory valuation adjustments) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures.”

Cost of sales. Cost of sales decreased for the three months ended March 31, 2021 from the comparable period in 2020 mainly due to improved operational efficiencies as we realized the benefits of cost reductions implemented throughout our supply chain during 2020. Additionally, we have improved our supply and demand planning efforts which resulted in reduced inventory adjustments versus the comparable period. We incur inventory valuation adjustments generally due to the write off of aged product or products that are unlikely to be sold.

Gross margin. Gross margin of 30% for the three months ended March 31, 2021 increased from the comparable period in 2020 due to reduced inventory valuation adjustments and overall improvements in our cost of production related to our cost cutting efforts. Excluding inventory valuation adjustments, gross margin increased to 35%, from 20% in 2020. The improvement resulted from reduced costs, increased sales in higher margin international medical markets, and the introduction of 2.0 products in the adult use market.

Cost of sales and gross margin – Hemp

(in thousands of United States dollars)

	Three months ended March 31,		2021 vs 2020 Change
	2021	2020	$	%
Cost of sales - product costs	$12,133	$12,585	$(452)	(4)%
Cost of sales - inventory valuation adjustments	342	797	(455)	(57)%
Total Hemp cost of sales	$12,475	$13,382	$(908)	(7)%

Gross profit	$4,160	$7,944	$(3,784)	(48)%
Gross profit (excluding inventory valuation adjustments) (1)	$4,502	$8,741	$(4,239)	(48)%
Gross margin percentage	25%	37%	(12)%	(32)%
Gross margin percentage (excluding inventory valuation adjustments) (1)	27%	41%	(14)%	(34)%

(1)

Gross profit (excluding inventory valuation adjustments and purchase accounting step-up) and gross margin percentage (excluding inventory valuation adjustments and purchase accounting step-up) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures.”

Cost of sales. Cost of sales decreased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to lower sales volumes and a shift to larger format private label products for certain customers.

Gross margin. Gross margin of 25% for the three months ended March 31, 2021 declined from 37% in the comparable period in 2020 due to increased sales of lower margin private label products versus higher margin branded products and lower absorption rates in our facilities due to reduced production volumes.

Operating expenses

(in thousands of United States dollars)

	Three months ended March 31,
	2021	2020	Change	% Change
General and administrative expenses	$25,587	$27,269	$(1,682)	(6)%
Sales and marketing expenses	9,739	18,326	(8,587)	(47)%
Research and development expenses	1,202	1,347	(145)	(11)%
Depreciation and amortization expenses	3,498	3,591	(93)	(3)%
Impairment of assets	—	29,839	(29,839)	100%
Loss from equity method investments	1,787	1,748	39	2%
Litigation settlement	45,000	—	45,000	100%
Total operating expenses	$86,813	$82,120	$4,693	6%
(as a percentage of revenue)
General and administrative expenses	53%	52%
Sales and marketing expenses	20%	35%
Research and development expenses	3%	3%
Depreciation and amortization expenses	7%	7%
Impairment of assets	0%	57%
Loss from equity method investments	4%	3%
Litigation settlement	94%	0%
Total operating expenses	181%	158%

N/A: Not a meaningful percentage

General and administrative. General and administrative expenses decreased for the three months ended March 31, 2021 from the comparable period in 2020 generally due to the realization of cost savings initiatives implemented in 2020 designed to better align our business with market conditions.

Sales and marketing. Sales and marketing expenses decreased for the three months ended March 31, 2021 compared to 2020 partially due to headcount reductions and our efforts to optimize trade and market spend.

Depreciation and amortization. Depreciation and amortization expenses was relatively flat for the three months ended March 31, 2021 from the comparable period in 2020, primarily because asset purchases in Portugal were not yet put into use.

Research and development. Research and development expenses decreased for the three months ended March 31, 2021 from the comparable periods in 2020 primarily due to rightsizing and optimizing the departmental structure and focusing on more near term innovations.

Impairment of assets. No impairments were recorded for the three months ended March 31, 2021.

Loss from equity method investments. Losses from equity method investments for the three months ended March 31, 2021 remained flat and were $1.8 million compared to $1.7 million for the comparable 2020 period.

Litigation settlement. Litigation settlement for the three months ended March 31, 2021 was due to a one-time settlement related to the termination of a purchase agreement.

Non-operating income and expenses

(in thousands of United States dollars)

	Three months ended March 31,		2021 vs 2020 Change
	2021	2020	$	%
Foreign exchange (gain) loss, net	$(699)	$28,069	$(28,768)	N/A
Change in fair value of warrant liability	263,201	71,978	191,223	266%
Interest expenses, net	6,916	9,146	(2,230)	(24)%
Other (income) expense, net	(1,516)	4,651	(6,166)	(133)%
Total	$267,902	$113,844	$154,059	N/A

N/A: Not a meaningful percentage

Foreign exchange (gain) loss, net. The impact of foreign exchange for the three months ended March 31, 2021 was a gain of $0.7 million, versus a loss of $28.1 million for the comparable period in 2020. Because a significant portion of our balances are in Canadian dollars, the strengthening of the Canadian dollar relative to the United States dollar in the first quarter of 2021 drove the gain compared to the loss in the comparative 2020 period.

Change in fair value of warrant liability. Due to the increase in the market price of our stock since the offering closed, and despite the exercise of a significant portion of the warrants, the fair value of the warrant liability increased by $191.2 million for the three months ended March 31, 2021 from the comparable 2020 period.

Interest expense, net. Interest expense, net for the three months ended March 31, 2021 was $6.9 million compared to $9.1 million for the comparable period in 2020. The decrease was primarily attributable to the conversion of a portion of our convertible debt into equity in November 2020.

Other (income) expense, net. Other (income) expense, net was in an income position for the three months ended March 31, 2021 from the comparable period in 2020, primarily due to unrealized gains on investments  exceeding losses in 2021, and because we recognized $4.0 million of issuance costs in March 2020 associated with our registered offering.

Net Loss and Adjusted EBITDA (1)

	Three months ended March 31,
	2021	2020	Change	% Change
Net loss	$(340,955)	$(184,123)	$(156,832)	(85)%
Adjusted EBITDA (1)	$(6,283)	$(18,152)	$11,869	65%

(1)

Adjusted EBITDA is a non-GAAP financial measure. For information on how we define and calculated Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, refer to “Non-GAAP Financial Measures”.

Net loss increased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to the impact of the change in the fair value of our warrant liability, the charge associated with our litigation settlement, and reduced sales and margin in our Hemp segment.

Adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) increased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to cost reduction measures undertaken during 2020, and our ability to leverage sales growth with a reduced cost structure.

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

Adjusted EBITDA

(in thousands of United States dollars)

	Three months ended March 31,
	2021	2020
Adjusted EBITDA reconciliation:
Net loss	$(340,955)	$(184,123)
Inventory valuation adjustments	2,062	4,561
Severance costs	5	1,861
Depreciation and amortization expenses (1)	4,908	4,600
Stock-based compensation expenses	7,193	7,677
Impairment of assets	—	29,839
Restructuring costs	2,713	—
Loss from equity method investments	1,787	1,748
Litigation settlement	45,000	—
Foreign exchange (gain) loss, net	(699)	28,069
Change in fair value of warrant liability	263,201	71,978
Interest expenses, net	6,916	9,146
Loss from disposal of property and equipment	83	457
Other expenses, net	1,760	7,006
Deferred income tax recoveries	(635)	(1,272)
Current income tax expenses	378	301
Adjusted EBITDA	$(6,283)	$(18,152)

1)

The Company revised its Adjusted EBITDA reconciliation for the three months ended March 31, 2020 to reflect a correction in depreciation and amortization expense amount applied to this non-GAAP financial measures. Non-cash depreciation and amortization expenses includes depreciation expense related to both manufacturing and non-manufacturing assets. In the three months ended March 31, 2020 we incorrectly reported $3.6 million which excluded the portion of the depreciation expense related to the Company’s manufacturing assets. The corrected amount in Adjusted EBITDA reconciliation for the three months ended March 31, 2020 is $4.6 million and is correct as reported above within the three months ended March 31, 2020 results.

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

•	Non-cash impairment charges, as the charges are not expected to be a recurring business activity;
•	Restructuring costs;
•	Non-cash loss from equity method investments;
•	Litigation settlement;
•

Non-cash foreign exchange gains or losses, which accounts for the effect of both realized and unrealized foreign exchange transactions. Unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities;

•	Non-cash change in fair value of warrant liability;
•	Interest expense, on disposal of property and equipment and other expenses, net, to reflect ongoing operating activities;
•	Other (income) expenses, net includes acquisition related expenses, which vary significantly by transactions and are excluded to evaluate ongoing operating results;
•	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

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

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $416.3 million which were held for working capital and general corporate purposes. This represents an overall increase of $226.6 million since December 31, 2020. Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service obligations and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors.

During the three months ended March 31, 2021, we issued 6,254,980 shares of Class 2 common stock for gross proceeds of approximately $159.2 million under our at-the-market equity offering program. In addition, 12,791,000 warrants were exercised for 12,791,000 shares of Class 2 common stock resulting in gross proceeds to us of approximately $76.2 million.

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

The following table sets forth the major components of our Condensed Consolidated Statements of Cash Flows for the periods presented:

(in thousands of United States dollars)

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(13,008)	$(54,031)
Net cash used in investing activities	(69)	(18,119)
Net cash provided by financing activities	234,081	159,786
Effect of foreign currency translation on cash and cash equivalents	5,664	(10,437)
Increase in cash and cash equivalents	$226,668	$77,199

Cash flows from operating activities

The change in net cash used by operating activities primarily related to changes in working capital and changes in non-cash expenses, all of which are highly variable.

Cash flows from investing activities

During the three months ended March 31, 2021 we did not have significant investing activities compared to the same period in 2020 a time during which we purchased property and equipment related to our expansion projects in Canada and Portugal.

Cash flows from financing activities

The change in net cash provided by financing activities during the three months ended March 31, 2021 relates to proceeds from our ATM equity offerings and the exercise of outstanding warrants.

Subsequent Events

A cannabinoid supplier (“supplier”) to Tilray, and Tilray had been engaged in binding arbitration, which commenced in March 2020 and related to a supply agreement dispute between the parties. On April 29, 2021, the parties mutually agreed to settle this matter. Pursuant to a settlement agreement and release, Tilray (i) paid $20.0 million in cash and $5.0 million in Class 2 Common Stock to the supplier on April 29, 2021, and (ii) agreed to pay either $15.0 million in Class 2 Common Stock or $20.0 million in cash, depending on certain circumstances, to the supplier within nine months of the settlement date, in each case subject to certain upward adjustments based on the trading price and resale registration status of the Class 2 Common Stock. The parties also agreed to, among other things, withdraw from the arbitration proceeding and to release the other party from any and all claims arising out of or relating to the arbitration or the supply agreement. As of March 31, 2021, the Company recorded the litigation settlement expense in its statement of net loss and comprehensive loss to reflect the outcome of this settlement. The litigation liability is payable in a combination of cash and shares of the Company’s class 2 common stock.  The initial payments made on April 29, 2021 are reflected in accounts payable and the remaining future payment is reflected in accrued expenses. The Company also removed $59.7 million of purchase commitments (refer to Note 16) from its commitments and contingencies as of March 31, 2021.

On April 25, 2021, the Company notified its senior secure credit facility lender that it intends to (i) terminate the commitments under the Senior Facility, and (ii) repay all outstanding loans and other obligations under the Senior Facility. On May 4, 2021, the Company repaid in full all outstanding indebtedness under its Senior Facility agreement. The Senior Facility and related security interests were terminated in conjunction with the repayment in full of $52.1 million (C$64 million) of principal, as well as accrued and unpaid interest and fees of $0.5 million (C$0.6 million), plus a prior notice prepayment fee of $1.1 million (C$1.3 million).

As disclosed previously, on April 30, 2021 the Arrangement with Aphria was completed (refer to Note 1 for additional information regarding the Arrangement) and we paid the financial advisor transaction fee of $9.2 million.

Contractual Obligations

During the three months ended March 31, 2021, we reached a settlement and release agreement related to one of our supply contracts which resulted in the reduction of the total value of future commitments by $59.7 million. We do not believe the termination of this contract will have any negative impact on our ability to competitively source products required to conduct our business.

	Total	2021 (remaining nine months)	2022	2023	2024	2025	Thereafter
Purchase commitments	$17,359	$17,359	$—	$—	$—	$—	$—
Total	$17,359	$17,359	$—	$—	$—	$—	$—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate risk is the risk that the value or yield of available-for-sale debt securities may decline if interest rates decline or that the value of financial liabilities will increase if interest rates increase. Fluctuations in interest rates may impact the level of income and expense recorded on these financial instruments. A 1% change in the interest rate in effect on March 31, 2021 would not have a material effect on the convertible note financial liabilities as they bear interest at a fixed rate of 5% and are not publicly traded. The Senior Facility bears interest on the outstanding principal balance at an annual rate equal to the Canadian prime rate plus 8.05%. A hypothetical 1% increase in the Canadian prime rate would result in an increase of $0.1 million recorded in interest expense for the three months ended March 31, 2021.

Equity Price Risk

As of March 31, 2021, we held long-term equity investments at fair value and equity investments under the measurement alternative. These investment in equities were acquired as part of our strategic transactions. Accordingly, the changes in fair values of investment in equities measured at fair value or under the measurement alternative are recognized through other expense (income), net in the statements of net loss and comprehensive loss. Because of the uncertainty surrounding the COVID-19 outbreak, there is increased risk of declines in fair values of our equity investments if conditions have not been significantly improved and global stock markets have not recovered from recent declines. Based on the fair value of investment in equities held as of March 31, 2021, a hypothetical decrease of 10% in the prices for these companies would reduce the fair values of the investments and result in unrealized loss recorded in other expense (income), net by $1.1 million. Similarly, based on the fair value of our warrant liability as of March 31, 2021, a hypothetical increase of 10% in the price for our common stock would increase the change in fair value of warrant liability by $12.3 million.

Foreign Currency Risk

Our condensed consolidated financial statements are expressed in United States dollars. However, a significant portion of our business and assets and liabilities are denominated in a variety of currencies, the most significant of which are the Canadian dollar and the Euro. As a result, we are exposed to foreign currency transaction and translation gains and losses. The statements of net loss and comprehensive loss and statements of cash flows are translated to USD by applying the average foreign exchange rate in effect during the reporting period. Assets and liabilities are translated into US dollars using the exchange rate in effect at the balance sheet date. Appreciating foreign currencies relative to the United States dollar will positively impact operating income and net earnings, and increase the value of assets and liabilities, while depreciating foreign currencies relative to the United States dollar will negatively impact operating income and net earnings and reduce the value of assets and liabilities.

A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $47.2 million as of March 31, 2021, with a corresponding impact to accumulated other comprehensive loss. We are also exposed to risk related to changes in the value of the Euro due to our one construction commitment in Portugal. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, (or “DCPs”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of the Company’s DCPs as of March 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in the Company’s internal control described in our Annual Report on Form 10-K for the year ended December 31, 2020, as of such date, the Company’s DCPs were not effective.

Remediation Efforts to Address Material Weakness

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, the Company began implementing a remediation plan to address the material weaknesses mentioned above. Management will continue to increase the adoption of software solutions to automate several manual processes, including but not limited to, the balance sheet account reconciliation control. Management also continues to standardize review procedures and formalize documentation of reviews to strengthen its control activities and provide training on documentation requirements surrounding the use of key spreadsheets and key reports. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-5(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Securities Litigation

On May 4, 2020, a lawsuit was filed by plaintiff Ganesh Kasilingam in the United States District Court for the Southern District of New York, against Tilray, Inc., Brendan Kennedy and Mark Castaneda, on behalf of himself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Kasilingam litigation”). The complaint alleges that Tilray and the individual defendants overstated the anticipated advantages of the Company’s revenue sharing agreement with Authentic Brands Group (“ABG”), announced on January 15, 2019, and that the plaintiff suffered losses when Tilray’s stock price dropped after Tilray recognized an impairment with respect to the ABG deal on March 2, 2020. On August 6, 2020 the court entered an order appointing Saul Kassin as Lead Plaintiff and The Rosen Law Firm, P.A. as Lead Counsel. Lead Plaintiff filed an amended complaint on October 5, 2020. The Amended Complaint asserts the same Sections 10(b) and 20(a) claims against the same defendants on largely the same theory, and includes new allegations that the Company’s reported inventory, cost of sales, and gross margins in its financial reports during the class period were false and misleading because Tilray improperly recorded unsellable “trim” as inventory and understated the cost of sales for its products. The defendants filed a motion to dismiss the Amended Complaint in its entirety on December 4, 2020. Plaintiff’s opposition to the defendants’ Motion to Dismiss was filed on January 25, 2021, and the defendants’ reply was filed on February 24, 2021. The Motion to Dismiss is now fully briefed and pending before the court. The Company and the individual defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

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

On June 5, 2020 a third shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware (DDE) by Lee Morgan, again alleging essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative actions. On November 3, 2020, the court in the Morgan action entered a stipulated stay pending developments in the securities class action pending in the SDNY. On December 21, 2020 a fourth shareholder derivative lawsuit was filed in the DDE by Donald Kisselbach, again alleging essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative actions. On March 1, 2021, the court so-ordered the parties’ stipulation, consolidating the DDE derivative actions under the caption In re Tilray, Inc. Consolidated Stockholder Litigation, and staying the consolidated action until the motion to dismiss the Kasilingam litigation is decided. The Company and the individual defendants believe the claims are without merit, and intend to defend vigorously against them.

Wyckoff Arbitration

On February 16, 2020, Wyckoff Farms (“Wyckoff”), a cannabinoid supplier to Tilray, emailed a demand for assurance of performance of the March 20, 2019 Cannabinoid Supply Agreement (“Supply Agreement”). Wyckoff stated that it believes that Tilray has anticipatorily breached its obligations under the Supply Agreement, which contemplated a five (5) year term, with an express minimum crop obligation during the first crop year for 2019-2020. Wyckoff demanded assurance that Tilray take delivery of and purchase at least 13,000 KG of product for the 2019/2020 crop year at a price of $4,600 KG of product (total purchase price $59,800,000). Wyckoff also claimed that the minimum quantity purchase obligation continued for the remaining crop years, which Tilray disputes. Tilray responded that it is within its rights under the Supply Agreement, that the contract’s only minimum purchase obligation is for the 2019/2020 crop year, and also invoked the contractual force majeure provision in light of the impacts of FDA action related to hemp-derived CBD, as well as the COVID-19 pandemic. On March 5, 2020, Wyckoff submitted the dispute to binding arbitration before the American Arbitration Association (AAA) in Benton County Washington, to which Tilray responded with an Answer on March 26, 2020, disputing Wyckoff’s claims. On April 29, 2021, the parties mutually agreed to settle this matter. Pursuant to a settlement agreement and release, Tilray (i) paid $20.0 million in cash and $5.0 million in Class 2 Common Stock to Wyckoff on April 29, 2021, and (ii) agreed to pay either $15.0 million in Class 2 Common Stock or $20.0 million in cash, depending on certain circumstances, to Wyckoff within nine months of the settlement date, in each case subject to certain upward adjustments based on the trading price and resale registration status of the Class 2 Common Stock. The parties also agreed to, among other things, withdraw from the arbitration proceeding and to release the other party from any and all claims arising out of or relating to the arbitration or the supply agreement.  The arbitration proceeding was dismissed on April 30, 2021.

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

Shareholder Arrangement Lawsuits

On March 12, 2020, Tilray filed with the Securities and Exchange Commission and commenced the mailing of a definitive joint proxy statement/circular (the “Proxy Statement/Circular”) with respect to the special meeting of Tilray stockholders originally scheduled to be held on April 16, 2021 pursuant to the Arrangement.

Between March 15, 2021 and April 6, 2021, seven lawsuits were filed by alleged stockholders of Tilray (collectively the “Complaints”):

(i)

Patricia Violini filed a claim on March 15, 2021 in the United States District Court for the Southern District of New York. The complaint names Tilray, Inc. and each Director as a defendant and alleges that the disclosures in the Proxy Statement/Circular were materially false and misleading under Section 14 of the Securities Exchange Act. The claimant seeks to enjoin the parties from proceeding with the Arrangement, rescinding and setting aside the Arrangement in the event of consummation or awarding rescissory damages, and directing the individual defendants to disseminate a proxy.

(ii)	Alicia Barron-Archer filed a claim on March 23, 2021 in the United States District Court for the Southern District of New York with the same defendants and similar claims and relief sought.
(iii)	Arthur Reveles filed a claim on March 24, 2021 in the United States District Court for the Eastern District of New York with the same defendants and similar claims and relief sought.
(iv)	Steven Lees filed a claim on March 31, 2021 with the same defendants and similar claims and relief sought.
(v)	Stephanie Young filed a claim on April 2, 2021 in the United States District Court for the Southern District of New York with the same defendants and similar claims and relief sought.
(vi)	Charles Williams filed a claim on April 6, 2021 in the United States District Court for the Southern District of New York with the same defendants and similar claims and relief sought.
(vii)	Richard Lawrence filed a claim on April 6, 2021 in the United States District Court for the District of Delaware again with the same defendants and similar claims and relief sought.

Tilray and the other named defendants in the Complaints believe that these lawsuits are without merit and that no supplemental disclosure is required to the Proxy Statement/Circular under any applicable law, rule or regulation. However, solely to eliminate the burden and expense of litigation and to avoid any possible disruption to the Arrangement that could result from further litigation, Tilray filed a Form 8-K dated April 8, 2021 providing supplemental information to be read in conjunction with the Proxy Statement/Circular.  On April 21, 2021, Alicia Barron-Archer voluntarily dismissed her lawsuit.  On April 22, 2021, Arthur Reveles voluntarily dismissed his lawsuit.  On April 24, 2021, Patricia Violini voluntarily dismissed her lawsuit.

Bill’s Nursery v. Tilray, Inc.

On April 8, 2021, Bill’s Nursery, Inc. (“BNI”), a Florida nursery and medical marijuana treatment clinic operator, and its owner, Stephen Garrison, filed suit in Washington state court asserting claims against Tilray, Inc. (as successor to Privateer Evolution, LLC) for breach of contract, breach of the implied duty of good faith, breach of fiduciary duty, and fraud, arising out of Tilray’s decision not to include the content of Tilray’s proprietary standard operating procedures (“SOPs”) in the parties’ 2015 applications for a “Dispensing Organization” license in Florida.  The Statement of Claim seeks an unspecified amount in damages, plus interest and costs. Tilray believes the claims to be without merit and will vigorously defend against this action.

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

Item 1A. Risk Factors.

Careful consideration should be given to the following updated risk factors related to the Arrangement, in addition to those risk factors described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2020 and the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC or publicly in Canada, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Additional risks and uncertainties not currently known to us or that we currently consider to not be material may also materially and adversely affect our company and our business.

Risks Related to the Arrangement

We may experience difficulties integrating Tilray and Aphria’s operations and realizing the expected benefits of the Arrangement.

The success of the Arrangement will depend in part on our ability to realize the expected operational efficiencies and associated cost synergies and anticipated business opportunities and growth prospects from combining Tilray and Aphria in an efficient and effective manner. We may not be able to fully realize the operational efficiencies and associated cost synergies or leverage the potential business opportunities and growth prospects to the extent anticipated or at all.

The Arrangement was completed on April 30, 2021, and we are in the early stages of our integration efforts. The integration of operations and corporate and administrative infrastructures may require substantial resources and divert management attention. Challenges associated with the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures in accordance with applicable laws. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration efforts.

The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, increased tax costs, inefficiencies, and inconsistencies in standards, controls, information technology systems, policies and procedures, any of which could adversely affect our ability to maintain relationships with employees, customers or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully integrate certain aspects of the operations of Tilray and Aphria or experience delays, we may incur unanticipated liabilities and be unable to fully realize the potential benefit of the revenue growth, synergies and other anticipated benefits resulting from the arrangement, and our business, results of operations and financial condition could be adversely affected.

We have incurred, and may continue to incur, significant Arrangement-related costs and transition costs in connection with the Arrangement with Aphria.

We have incurred, and may continue to incur, significant Arrangement-related costs and transition costs in connection with the Arrangement with Aphria. We may incur additional costs to maintain employee morale and to retain key employees. Unanticipated costs may be incurred in the course of integration, and management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

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

The full extent to which COVID-19 may impact our business, including our operations and the market for our securities and our financial condition, will depend on future developments, which are highly uncertain and cannot be predicted at this time. These include the duration, severity and scope of the pandemic, the development and availability of effective treatments and vaccines, and further action taken by the government and other third parties in response to the pandemic. In particular, COVID-19 and government efforts to curtail COVID-19 could impede our production facilities, increase operating expenses, result in loss of sales, affect our supply chains, impact performance of contractual obligations and require additional expenditures to be incurred.

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

COVID-19 might also impact recruitment for current and future clinical trials involving our products which could lead to delays in study completion and/or recruiting fewer participants than planned or anticipated.

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

•

We are completing construction of an additional greenhouse of 3.4 hectares in Cantanhede, Portugal, now scheduled for final completion by the second quarter of 2021. Due to COVID-19, we have and may continue to experience construction delays. If we are unable to complete construction in a timely manner due to COVID-19, we may not achieve all our expected harvests and production, which may negatively impact our international sales. While we are actively working with our contractors to maintain appropriate COVID-19 protections at our construction site in an effort to complete construction in a timely manner, we may experience further delays as a result of the pandemic.

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

Given the ongoing and dynamic nature and significance of COVID-19 and its impact globally, we are not able to enumerate all potential risks to our business. Any of the negative impacts of COVID-19, including those described above, alone or in combination with others, may have a material adverse effect on our business, results of operations or financial condition. Further, any of these negative impacts, alone or in combination with others, could exacerbate many of the other risk factors outlined in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits.

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	File Herewith

2.1*	Arrangement Agreement between the Registrant and Aphria Inc., dated December 15, 2020	8-K	001-38594	2.1	12/21/2020

2.2*	Amendment No. 1 to Arrangement Agreement between the Registrant and Aphria Inc., dated February 19, 2021	8-K	001-38594	2.1	02/22/2020

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-38594	3.1	12/17/2019

3.2	Amended and Restated Bylaws currently in effect	S-1	333-225741	3.4	7/9/2018

4.1	Indenture, dated October 10, 2018, between the Registrant and GLAS Trust Company LLC	8-K	001-38594	4.1	10/10/2018

4.2	Form of 5.00% Convertible Senior Note due 2023 (included in Exhibit 4.1)	8-K	001-38594	4.2	10/10/2018

4.3	Form of Pre-Funded Warrant	8-K	001-38594	4.1	03/17/2020

4.4	Form of Warrant	8-K	001-38594	4.2	03/17/2020

10.1	Separation Agreement and Complete Release by and between Tilray, Inc. and Andrew Pucher, dated February 8, 2021	8-K	001-38594	10.1	02/12/2021

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray, Inc.

Date: May 10, 2021	By:	/s/ Irwin D. Simon
Irwin D. Simon
President and Chief Executive Officer

Date: May 10, 2021	By:	/s/ Carl A. Merton
Carl A. Merton
Chief Financial Officer