Form 10-K
period 2021-05-31
Tilray, Inc.
filed 2021-07-28
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38594

TILRAY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-4310622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
655 Madison Avenue, Suite 1900 New York, NY	10065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 845-7291

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TLRY	The Nasdaq Stock Market LLC The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant’s Common Stock on The Nasdaq Global Select Stock Market on June 30, 2020, was approximately $675.6 million.

As of July 22, 2021 there were 449,220,809 shares of the Registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended May 31, 2021, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Tilray,” and the “Company” refer to Tilray, Inc. and, where appropriate, its consolidated subsidiaries. This report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

On December 15, 2020, Tilray, Inc. and Aphria Inc. (“Aphria”) entered into an Arrangement Agreement (as amended, the “Arrangement Agreement”), pursuant to which Tilray acquired all of the issued and outstanding common shares of Aphria pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Ontario Business Corporations Act (the “Arrangement”). The transaction closed on April 30, 2021. The Arrangement was structured as a reverse acquisition pursuant to which Tilray is the legal acquirer and Aphria is the acquirer for accounting purposes. Aphria’s historical financial statements became the historical financial statements of Tilray. The acquired assets and liabilities of Tilray are included in the consolidated balance sheets as of April 30, 2021 and the results of its operations and cash flows are included in the consolidated statement of income (loss) and comprehensive income (loss) and cash flows for periods beginning after April 30, 2021. The operating results for the prior years are those of Aphria. Prior to April 30, 2021 Aphria was a foreign private issuer reporting its financial statements under International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standard Boards. The financial statements of Tilray in this Form 10-K are presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

In addition, on the effective date of the Arrangement, Tilray changed its fiscal year from a year ending December 31 to a year ending May 31, to conform its fiscal year end to that of Aphria.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Form 10-K and those discussed in the sections titled “Risk Factor Summary” set forth below, titled “Risk Factors” set forth in Part I, Item 1A of this Form 10-K, and  titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” set forth in Part II, Item 7 of this Form 10-K, and in our other SEC and Canadian public filings. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

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

•

We are in the early stages of our integration efforts following completion of the arrangement between Tilray and Aphria on April 30, 2021 (the “Arrangement”) and may experience challenges integrating Tilray and Aphria’s operations and fully achieving the expected benefits of the Arrangement.

•	Risks related to the COVID-19 pandemic have and will continue to impact our operations and adversely adverse effect our business, results of operations and financial condition.
•	Our business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.
•	Government regulation is evolving, and unfavorable changes could impact our ability to carry on our business as currently conducted and the potential expansion of our business.
•	Our production and processing facilities are integral to our business and adverse changes or developments affecting our facilities may have an adverse impact on our business.
•	We face intense competition, and anticipate competition will increase, which could hurt our business.
•	We may not be able to successfully develop new products or commercialize such products.
•	The long-term effect of the legalization of adult-use cannabis in Canada on the medical cannabis industry is unknown, and may negatively impact our medical cannabis business.
•	United States regulations relating to hemp-derived CBD products are unclear and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

•	We have a limited operating history and a history of net losses, and we may not achieve or maintain profitability in the future.
•	We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.
•	We are exposed to risks relating to the laws of various countries as a result of our international operations.
•	Our strategic alliances and other third-party business relationships may not achieve the intended beneficial impact and expose us to risks.
•

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.

•	Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations.
•	Management may not be able to successfully establish and maintain effective internal controls over financial reporting.
•	The price of our common stock in public markets has experienced and may continue to experience severe volatility and fluctuations.
•	The volatility of our stock and the stockholder base may hinder or prevent us from engaging in beneficial corporate initiatives.
•

The terms of our outstanding warrants may limit our ability to raise additional equity capital or pursue acquisitions, which may impact funding of our ongoing operations and cause significant dilution to existing stockholders.

•	We may not have the ability to raise the funds necessary to settle conversions of the convertible securities in cash or to repurchase the convertible securities upon a fundamental change.
•	We are subject to other risks generally applicable to our industry and the conduct of our business.

Item 1. Business.

Our Vision and Purpose

Our vision is to build the leading global cannabis-lifestyle consumer packaged goods company that is changing people’s lives for the better – one person at a time – by inspiring and empowering the worldwide community to live their very best life by providing them with products that meet the needs of their mind, body and soul and invoke a sense of wellbeing. We are a purpose-driven company that, each and every day, seeks to be the trusted partner for our patients and consumers by providing them with a cultivated experience and health and wellbeing through high-quality, differentiated brands and innovative products.

Today, we are a leading global cannabis and consumer packaged goods company, with operations in Canada, the United States, Europe, Australia and Latin America, that is pioneering the future of medical, wellness and adult-use cannabis cultivation, processing and distribution. As a purpose-driven organization, we continuously explore ways to deliver on our values and commitments to serve all our key stakeholders, including our stockholders, and seek to implement sustainable business practices.

Our Commitments and Values

We are committed to changing people’s lives for the better by investing in our products, our people and our planet. In an emerging and constantly evolving industry, our values unite us, informing and inspiring the way we work with our employees, patients, consumers and one another. The following core values serve as our compass in our strategic direction and decisions:

•

We put people first.  We are committed to significantly improving the lives of as many people as possible – whether it is meeting the needs of our patients and consumers, building a best-in-class, diverse workforce that’s more representative of all people or giving back and supporting our neighbors in the communities we call home.  We are dedicated to helping people live their very best life.

•

We lead by example.  We are passionate about pioneering the future of medical, wellness and adult-use cannabis and hemp cultivation, processing and distribution in a responsible manner. As a leading global cannabis company, we are committed to helping to establish industry standards that continue to support the health and wellbeing of our employees, our patients and consumers and the communities we call home.

•

We respect the earth.  We are committed to ensuring that our actions and those of our employees have a positive impact on the environment around us. We continue to identify and implement sustainable growing and business practices that provide efficiencies, cost reduction benefits, and lessen our impact on the environment.

•

We take responsibility to heart.  We believe it is our responsibility to ensure the safety of our employees, patients, consumers and the worldwide community. To that end, we are committed to providing access to legal, safe, high-quality cannabis products and to keeping cannabis out of the hands of youth. Our partnerships and programs reflect our ongoing commitment to the safety of our worldwide communities through education, responsible use and meaningful corporate citizenship.

Our Company

Tilray, Inc. (“Tilray”, “we”, “us”, “our” or the “Company”) is a global pioneer in cannabis research, cultivation, production and distribution, incorporated in the State of Delaware on January 24, 2018. On April 30, 2021, Tilray and Aphria completed the Arrangement. The business combination brought together two highly complementary businesses to create a leading cannabis-focused consumer packaged goods company with one of the largest global geographic footprints in the industry.  With a focus on sustainability, our state-of-the-art greenhouses and cultivation operations, processing and distribution facilities make us one of the world’s leading fully-integrated cannabis companies.

We were among the first companies to be permitted to cultivate and sell legal medical cannabis. Today, we supply high-quality medical cannabis products to tens of thousands of patients in 20 countries spanning five continents through our global subsidiaries, and through agreements with established pharmaceutical distributors.

We are a leader in the recreational adult-use market in Canada where we offer a broad-based portfolio of adult-use brands and products, and continue to expand our portfolio to include new innovative cannabis products and formats. We maintain agreements to supply all Canadian provinces and the Yukon and Northwest Territories with our adult-use products for sale through their established retail distribution systems. We believe that our differentiated portfolio of brands, which is designed to resonate with consumers in all categories, sets us apart from our competitors and is providing us with the ability to establish a leading position in the adult-use market in Canada. Therefore, we are investing in brand building with our consumers, new product innovation, insights, distribution, trade marketing and cannabis education to drive market share in the Canadian adult-use cannabis industry.

Through Fresh Hemp Foods Ltd. (“Manitoba Harvest”), we are also a leading hemp food manufacturer.  Manitoba Harvest produces, manufactures, markets and distributes a broad-based portfolio of hemp-based food products, which are sold in major retailers across the U.S. and Canada.

In November 2020, Aphria acquired SW Brewing Company, LLC (“SweetWater”), the 11th largest craft brewery in the United States according to Brewers Association.  Founded in 1997, SweetWater has broad consumer appeal and has established strong distribution across the United States.  From its state-of-the-art brewery in Atlanta, Georgia, SweetWater produces a balanced variety of year-round and seasonal specialty craft brews.

Following completion of the Arrangement, we reconstituted our senior management team with members from both Aphria and Tilray.  The experienced new leadership team provides a strong foundation to accelerate our growth and capitalize on the business combination’s many benefits. Our management team is complemented by experienced operators, cannabis industry experts, PhD scientists, horticulturists, and extraction specialists, all of whom apply the latest scientific knowledge and technology to deliver quality-controlled, rigorously tested cannabis products on a large scale.

Our Opportunity

With the closing of the Arrangement, we are now focused on executing our highest return priorities including business integration and accelerating our global growth strategy. Tilray is poised to transform the industry with our highly scalable operational footprint, a curated portfolio of diverse medical and adult-use cannabis brands and products, a multi-continent distribution network, and a robust capital structure to fund our global expansion strategy.

The business combination provides, among others, the following financial and strategic benefits:

•

Strategic Footprint and Operational Scale. We believe that we possess the strategic footprint and operational scale necessary to compete more effectively in today’s consolidating cannabis market with a strong, flexible balance sheet, strong cash balance, and access to capital, which we believe gives us the ability to accelerate growth and deliver long-term sustainable value for stockholders.

•

Low-cost, State-of-the-Art Production & Leading Canadian Adult-Use Cannabis Producer. The demand for our products will be supported by low-cost state-of-the-art cultivation, processing, and manufacturing facilities, and a complete portfolio of branded cannabis 2.0 products to strengthen our leadership position in Canada.

•

Positioned to Pursue an Accelerated International Growth Strategy. We are well-positioned to pursue international growth opportunities with our strong medical cannabis brands, distribution network in Germany, and end-to-end European Union Good Manufacturing Practices (“EU-GMP”) supply chain, which includes EU-GMP production facilities in Canada, Portugal and Germany.

•

Enhanced Consumer Packaged Goods Presence and Infrastructure in the U.S. In the United States, we maintain a strong consumer packaged goods presence and infrastructure with two strategic businesses: SweetWater, a leading cannabis lifestyle branded craft brewer; and Manitoba Harvest, a pioneer in branded hemp food and ingredient products. In the event of federal legalization in the U.S., we expect to be well-positioned to compete in the U.S. cannabis market given our existing strong brands and distribution system in addition to our track record of growth in consumer-packaged goods and cannabis products.

•

Substantial Synergies. The Company expects to deliver significant cost synergies within eighteen months of closing the Arrangement, including cost synergies in the key areas of cultivation and production, cannabis and product purchasing, sales, and marketing, and corporate expenses.

Our Strategy and Outlook

As a leading global cannabis company, we are setting the standard for brand development, product innovation and industrial scale cultivation and automation for the production of cannabis grown in environmentally responsible conditions. Our overall strategy is to leverage our scale, expertise and capabilities to drive market share, achieve industry-leading, profitable growth and build sustainable, long-term shareholder value. In order to ensure long-term sustainable growth, we continue to focus on leveraging consumer insights, drive category management leadership and assess growth opportunities, including the introduction of our product into new geographies, new innovation and strategic partnerships. In addition, we are relentlessly focused on managing our cost of goods and expenses in order to maintain our strong financial position.

To achieve our vision of building the leading global cannabis-lifestyle consumer packaged goods company that is changing people’s lives for the better – one person at a time – by inspiring and empowering the worldwide community to live their very best life, we will focus on the following strategies:

•

Build global brands that lead, legitimize and define the future of cannabis. As the markets where cannabis is legal today continue to grow and develop and as cannabis legalizes in more countries around the world, we see unique opportunities to introduce, market and distribute our broad portfolio of differentiated brands, that will appeal to a diverse base of patients and consumers. We believe we are well positioned to develop leading global brands and drive sustainable growth.

•

Develop innovative products and form factors that change the way the world consumes cannabis. We plan to continue to develop innovative products and form factors that possess the most consumer demand and are truly differentiated from our competitors, while optimizing our production capabilities. We will continue to invest in innovation in order to continue to provide our patients and consumers with a differentiated portfolio of products that exceeds their expectations and meets their needs.

•

Grow and leverage our investment in craft beer and hemp-based food. We continue to grow the SweetWater brand by expanding our distribution footprint into new territories and focusing on new product development and innovation that delights our consumers.  We seek to drive growth in our Manitoba Harvest brand and other hemp-based food and ingredients products by leveraging our consumer insights and consumer marketing activities, new product development as well as educating the consumer on the benefits from hemp-based foods.

•

Expand the availability of pure, precise, and predictable medical cannabis products for patients around the world. Since 2014, we have seen an increase in the demand for medical cannabis from both patients, doctors and governments in conjunction with a shift in the medical community, which  is increasingly recognizing medical cannabis as a viable option for the treatment of patients suffering from a variety of health conditions. We are focused on driving accessibility to high-quality medical cannabis that is accessible to all and we are well-positioned to do so on a global basis through our EU-GMP certified facilities in Canada, Portugal and Germany.

•

Leverage our operational scale providing low-cost, high quality production. We believe we have the operational scale necessary to compete more effectively in today’s consolidating cannabis market.  Our state-of-the-art facilities are among the lowest cost production operations with the capabilities to produce a complete portfolio of form factors and products, including flower, pre-roll, capsules, vapes, edibles and beverages.   We also have a strong, flexible balance sheet, cash balance and access to capital, which we believe will give us the ability to accelerate growth and deliver long-term sustainable value for our stockholders.

Reportable Segments

Our business is primarily organized around our product categories, each of which have very different target consumers, go-to-market strategies, distribution networks and margins.  This enables us to track and measure our success and build processes for repeatable success in each of these categories. As a result, we have defined our operating segments on a product category basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment.  We report our operating results in five segments:

•	Cannabis business – Cultivation, production, distribution and sale of both medical and adult-use cannabis products
•	Distribution business – Purchase and resale of pharmaceutical and wellness products to customers

•	Beverage alcohol business – Production, distribution and sale of beverage alcohol products
•	Wellness business – Production, marketing and distribution of hemp-based food and other wellness products
•	Business under development – Operations in which we have not received final licensing or have not commenced commercial sales from operations

Revenue in these five business segments, and the year over year comparison, is as follows:

(in thousands of United States dollars)	Year Ended May 31, 2021	% of Total revenue	Year Ended May 31, 2020	% of Total revenue	Year Ended May 31, 2019	% of Total revenue
Cannabis business	$264,334	46%	$153,477	36%	$67,592	36%
Distribution business	277,300	48%	275,430	64%	119,427	64%
Beverage alcohol business	29,661	5%	—	0%	—	0%
Wellness business	5,794	1%	—	0%	—	0%
Business under development	—	0%	—	0%	—	0%
Total revenue	$577,089	100%	$428,907	100%	$187,019	100%
Excise taxes	(64,004)	(11%)	(23,581)	(5%)	(7,716)	(4)%
Net revenue	$513,085		$405,326		$179,303

Revenue from our cannabis operations from the following sales channel and the year over year comparison is as follows:

Revenue by cannabis sales channel

Cannabis revenue by market	Year Ended May 31, 2021	% of Total revenue	Year Ended May 31, 2020	% of Total revenue	Year Ended May 31, 2019	% of Total revenue
Revenue from medical cannabis products	$25,539	10%	$28,685	19%	$33,017	49%
Revenue from adult-use cannabis products	222,930	84%	112,207	73%	30,236	45%
Revenue from wholesale cannabis products	6,615	3%	12,585	8%	4,339	6%
Revenue from international cannabis products	9,250	3%	—	0%	—	0%
Total cannabis revenue by market	264,334	100%	153,477	100%	67,592	100%
Excise taxes	(62,942)		(23,581)		(7,716)
Cannabis net revenue	$201,392		$129,896		$59,876

Our Brands and Products

Our brand and product strategy centers on developing a broad portfolio of differentiated brands and products designed to appeal to diverse groups of patients and consumers. Our brand and product activities are designed to comply with all local regulations and requirements, including applicable labelling and marketing restrictions.

Our Medical Brands

We currently cultivate, produce, market and distribute medical cannabis products under the Tilray, Aphria and Broken Coast brands. We make our products available to patients, physicians, clinics, pharmacies, governments, hospitals, and researchers, for commercial purposes, compassionate access, and clinical research.

•

Tilray - The Tilray brand has been established as a global medical cannabis brand and is designed to appeal to prescribers and patients in the global medical market by offering a wide range of high-quality, pharmaceutical-grade medical cannabis and cannabinoid-based products.  We believe patients choose the Tilray brand because we adopted rigorous quality standards and the brand is a trusted, scientific based brand known for its pure, precise and predictable medical-grade products.

•

Aphria - Since 2014, the Aphria brand is a leading, trusted choice for Canadian patients seeking high quality pharmaceutical-grade medical cannabis. Today, the Aphria brand continues to be a leading brand in Canada and, we will continue to leverage its market leadership as we develop our medical cannabis markets internationally under the Aphria brand.

•	Broken Coast - Medical cannabis products under the Broken Coast brand are grown in small batches in single-strain rooms, with a commitment to product quality in order to meet patient expectations.

We are committed to meeting the needs of our patients whether they are looking for more natural options for their medical needs, exploring their options in wellness, or seeking alternatives in their lifestyle. Accessibility is a top priority for Tilray. We are committed to ensuring patients have access to the medication they depend on through a strong supply chain and dedicated support through our dedicated patient care team. Our product lines focus on active ingredients and standardized, well-defined preparation methods. We use formulations and delivery formats that are intended to allow for consistent and measured dosing, and we test all our products for potency and purity. Each of our commercial products are developed with comprehensive analysis and thorough documentation.

We take a scientific approach to our medical-use product development which we believe establishes credibility and trust in the medical community. We produce products that are characterized by well-defined and reproducible cannabinoid and terpene content, formulated for stable pharmacokinetic profiles, which are customizable in a variety of formulations. We continue to conduct extensive research and development activities and develop and promote new products for medical use.

Our Adult-Use Brands

We believe that our portfolio of brands, developed for consumers across broad demographics and targeted segments, remains unmatched in the industry. With a focus on brand building, innovation, loyalty and conversion, we seek to drive growth with our differentiated portfolio of brands and products, both in sales and market share across categories. The Company is investing capital and resources to establish a leadership position in the adult-use market in Canada. These investments are focused on brand building with consumers, product innovation, distribution, trade marketing and cannabis education. Our strategy is to develop a brand focused portfolio that resonates with consumers in all category segments.

We are positioned to grow our adult-use brand portfolio to specifically meet the different consumer segments of the adult-use cannabis market. We leverage our selection of strains to offer each consumer segment a different experience through its product and terpene profiles, while also focusing on the value proposition for each of these segments as it relates to price, potency and product assortment. We also have a license agreement in place that allows us to produce and distribute certain branded adult-use products in Canada, including Marley Natural™ and Grail™.

Each brand is unique to a specific consumer segment and designed to meet the needs of these targeted segments, as described below. Our portfolio of brands and products and our marketing activities have been carefully curated and structured to enable us to develop and promote our brands and product lines in an effective and compliant manner.  We continue to develop additional brands and new products, such as edibles and beverages, with more innovative products in our pipeline. Our brand portfolio is currently focused on:

ECONOMY BRANDS
B!NGO

B!NGO is like a nice cold beer on a summer’s day. Our products hit the spot and gives consumers that little something that lets them enjoy the moment.

It’s the everyday companion that keeps it light and simple.

The Batch

A no-frills cannabis value brand focused on delivering quality cannabis flower and pre-rolls at competitive prices. The Batch categorizes its product offering by potency rather than cultivar, allowing us to offer quality cannabis at prices that beat the illicit market.

VALUE BRANDS
P’tite Pof	Inspired by Québécois culture, casse-croûte signage and your local dépanneur. Straightforward, functional, bold, charming and iconic. Our traditional blue and red with a modern twist.
Dubon

“The good stuff”, a vibrantly Québécois cannabis brand and champion of inspired, creative living. Dubon offers master-crafted cannabis cultivars as whole flower and pre-rolls, exclusively available in Québec.

CORE BRANDS
Good Supply	Quality Bud, No B.S. Good Supply is brand that embraces the goodness of classic cannabis culture – it speaks your language and reminds you of when you first fell in love with cannabis.
Solei Sungrown Cannabis (“Solei”)	Solei is a brand designed to embrace the bright Moments in your day. Solei’s Moments-based products help to make cannabis simple, approachable and welcoming.
Marley Natural	Crafted with deep respect for wellness and the positive potential of the herb.
Chowie Wowie	An edibles’ brand bringing the ‘wow’ with perfectly crafted fusions of flavor offered in an array of reliably dosed cannabis-infused chocolates and gummies in THC and CBD varieties.
Canaca

A brand that proudly builds on its homegrown heritage with cannabis whole flower, pre-rolls, oil products and pure cannabis vapes handcrafted by and for Canadian cannabis enthusiasts. Our plants are sourced in BC and expertly cultivated in Ontario for homegrown, down-to-earth quality that’s enjoyed across Canada.

PREMIUM BRANDS
RIFF	RIFF is not your conventional cannabis brand. It is a brand by creatives for creatives. An unconventional brand, fueled by creativity and collaboration
PREMIUM + BRANDS
Broken Coast

West Coast, Naturally.  Broken Coast relies on small batch growing techniques / craft approach with a reputation for its high-quality flower, aroma, bud composition, and heavy trichome appearance that delivers an incredible experience.

Grail	Grail offers discerning connoisseurs a collection of sought-after cultivars and top-shelf products.

Our Wellness Brands

Manitoba Harvest develops, manufactures, markets and distributes a diverse portfolio of hemp-based food and wellness products under various brands, which include Manitoba Harvest, Hemp Hearts, Hemp Yeah!, Hemp Bliss, Just Hemp Foods, and Mighty Seed Hemp Co.

Our Beverage Alcohol Brands

SweetWater has created an award-winning lineup of year-round, seasonal and specialty beers under a portfolio of brands closely aligned with a cannabis lifestyle, which include the flagship 420 alcoholic beverage offerings and its Oasis® hard seltzers. We believe the SweetWater product offerings, including the 420 Strain series of products, resonate as a cannabis lifestyle brand. SweetWater’s various 420 strains of craft brews use plant-based terpenes and natural hemp flavors that, when combined with select hops, emulate the flavors and aromas of popular cannabis strains to appeal to a loyal consumer base.

Our Operations

Through the investment in building and scaling state-of-the-art facilities, we believe that we maintain one of the highest-quality, lowest cost cannabis production operations in Canada, with the scale and distribution network that differentiates us from our competitors in the industry. We continue to invest in the expansion of our global supply chain to address the unmet needs of patients around the world.

We currently maintain key international operations in Portugal, Germany, Italy, United Kingdom, Colombia and Argentina as well as strategic relationships in Israel, Denmark and Poland. In establishing our international footprint, we sought to create operational hubs in those continents where we identified the biggest opportunities for growth and designed our operations to ensure consistent, high-quality supply of cannabis products as well as a distribution network.  While these markets are still at various stages of development, and the regulatory environment around them is either newly formed or still being formed, we are uniquely positioned to bring the knowledge and expertise gained in Canada in order to generate profitable growth in these geographies.

Distribution

Canadian Adult-use Market

Under the Canadian legislative regime, provincial, territorial and municipal governments have the authority to prescribe regulations regarding retail and distribution of adult-use cannabis. As such, the distribution model for adult-use cannabis is prescribed by provincial regulations and differs from province to province. Some provinces utilize government run retailers, while others utilize government-licensed private retailers, and some a combination of the two. All of our adult-use sales are conducted according to the applicable provincial and territorial legislation and through applicable local agencies.

Through our subsidiaries, Aphria and High Park Holdings Ltd. (“High Park”), we maintain supply agreements for adult-use cannabis with all the provinces and the Yukon Territory and the Northwest Territories in Canada, representing access to 99.8% of Canadians.

Aphria is party to a distribution agreement with Great North Distributors to provide sales force and wholesale/retail channel expertise required to efficiently distribute Aphria’s products through each of the provincial/territorial cannabis control agencies.  High Park engaged Kindred Partners Inc. as its sales agent for its adult-use portfolio across all of Canada's provinces and territories, excluding Quebec, in order to leverage Kindred’s industry insights, resources, best-in-class sales team and brand-building services to grow High Park's footprint across the country.  We also engage Rose LifeSciences Ltd. as our sale agent exclusively for the Province of Quebec, representing our entire brand portfolio.

Canadian Medical Market

In Canada, the medical distribution channel follows a direct to patient model and both Tilray and Aphria have online portals for patients to effectively and efficiently manage the process of registering and ordering medical products.

International Medical Markets

We continue to evaluate the most efficient methods and strategic opportunities to distribute and sell our medical cannabis products to patients and pharmacies around the world. Through our various subsidiaries and partnerships with distributors, our medical products are available to patients in 20 countries on 5 continents, which include the following international distribution channels:

•	CC Pharma is a leading importer and distributor of EU-pharmaceuticals for the German market and throughout Europe and we plan to leverage its distribution network in Germany and throughout Europe.
•	Our products are also distributed by multiple wholesalers and directly to pharmacies in Germany. As a result, we are able to fulfill prescriptions for our medical cannabis products throughout Germany.
•	We import and distribute compliant medical cannabis products to other international markets, including Italy, Israel, France, Sweden, United Kingdom, and Luxemburg.
•

In Argentina, ABP, S.A., distributes medical cannabis throughout Argentina under the Argentinian “Compassionate Use” national law, which allows patients with refractory epilepsy, holding a medical prescription from a neurologist, to apply for special access to imported medical cannabis products.

•

In November 2020, Aphria entered into a strategic relationship with ODI Pharma AB, which gives ODI the exclusive right to sell a defined set of co-branded products in Poland over a five-year period. We will supply medical cannabis product to ODI, which will be processed into finished product, co-branded under the Aphria and ODI brand names, and sold exclusively within the Polish market.

Wholesale

In Canada, we are authorized to sell wholesale bulk and finished cannabis products to other licensees under the Cannabis Regulations. The bulk wholesale sales and distribution channel requires minimal selling, administrative, and fulfillment costs. Our focus on the right strain assortment, quality of flower, extraction capabilities and processing, enables us to drive wholesale channel opportunities for revenue growth.

Recent changes in the Canadian market resulted in more competitors moving towards an asset light model through the rationalization of cultivation facilities. As this transition occurs, the Company anticipates demand for its saleable flower to increase, providing new opportunities in the wholesale channel.

We also intend to expand our capabilities outside of saleable flower, as our quality of extraction processes continue to grow into new categories with the consumption of new cannabis 2.0 products. We plan to be selective in choosing partners, with the intent to secure supply agreements to further optimize and drive efficiency within our supply chain and operations.  While we intend to pursue wholesale sales channels as part of our growth strategies in Canada, these sales will continue to be used to aid in balancing inventory levels.

Wellness Sales and Distribution

Our wellness sales consist of hemp seed and other hemp-based food products, which are sold to retailers, wholesalers, and direct to consumers. We are a leading provider of hemp seeds and related food products that are sold in over 17,000 retail locations in the United States and Canada and available globally in 19 countries.

Beverage Alcohol Sales and Distribution

In the U.S., our craft beer is distributed under a three-tier model utilized for beverage alcohol. Distribution points include approximately 29,000 off-premises retail locations ranging from independent bottle shops to national chains. SweetWater’s significant on-premises business allows consumers to enjoy its varietals in more than 10,000 restaurants and bars. Further, in addition to its traditional distribution footprint, SweetWater 420 Extra Pale Ale and Elevated HAZY IPA are served on all Delta Air Lines flights nationwide plus internationally totaling more than 50 countries across six continents which have served to extend SweetWater’s brand reach on both a national and international level. The Company supplements this distribution with Delta Air Lines through a kiosk in Atlanta’s Hartsfield-Jackson Airport and secured access to distribute through an on-premise location at the Denver International Airport. SweetWater is also available in Canada through limited distribution within Ontario and Quebec.

Regulatory Environment

Canadian Medical and Adult-Use

Medical and adult-use cannabis in Canada is regulated under the federal Cannabis Act (Canada) (the “Cannabis Act”) and the Cannabis Regulations (“CR”) promulgated under the Cannabis Act. Both the Cannabis Act and CR came into force in October 2018, superseding earlier legislation that only permitted commercial distribution and home cultivation of medical cannabis. The following are the highlights of the current federal legislation:

•

a federal license is required for companies to cultivate, process and sell cannabis for medical or non-medical purposes. Health Canada, a federal government entity, is the oversight and regulatory body for cannabis licenses in Canada;

•	allows individuals to purchase, possess and cultivate limited amounts of cannabis for medical purposes and, for individuals over the age of 18 years, for adult-use recreational purposes;
•

enables the provinces and territories to regulate other aspects associated with recreational adult-use. In particular, each province or territory may adopt its own laws governing the distribution, sale and consumption of cannabis and cannabis accessory products, and those laws may set lower maximum permitted quantities for individuals and higher age requirements;

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

All provincial and territorial governments have, to varying degrees, enacted regulatory regimes for the distribution and sale of recreational adult-use cannabis within their jurisdiction, including minimum age requirements. The retail-distribution models for adult-use cannabis varies nationwide:

•	Quebec, New Brunswick, Nova Scotia and Prince Edward Island adopted a government-run model for retail and distribution;
•

Ontario, British Columbia, Alberta, and Newfoundland and Labrador adopted a hybrid model with some aspects, including distribution and online retail being government-run while allowing for private licensed retail stores;

•	Manitoba and Saskatchewan adopted a private model, with privately-run retail stores and online sales, with distribution in Manitoba managed by the provincial government;
•	the three northern territories of Yukon, Northwest Territories and Nunavut adopted a model that mirrors their government-run liquor distribution model.

United States Regulation of Hemp

Hemp products are subject to state and federal regulation in respect to the production, distribution and sale of products intended for human ingestion or topical application. Hemp is categorized as Cannabis sativa L., a subspecies of the cannabis genus. Numerous unique, chemical compounds are extractable from Hemp, including CBD. Hemp, as defined in the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), is distinguishable from marijuana, which also comes from the Cannabis sativa L. subspecies, by its absence of more than trace amounts (0.3% or less) of the psychoactive compound THC.

The 2018 Farm Bill preserves the authority and jurisdiction of the Food and Drug Administration (the “FDA”), under the Food Drug & Cosmetic Act (the “FD&C Act”), to regulate the manufacture, marketing, and sale of food, drugs, dietary supplements, and cosmetics, including products that contain Hemp extracts and derivatives, such as CBD. As a result, the FD&C Act will continue to apply to Hemp-derived food, drugs, dietary supplements, cosmetics, and devices introduced, or prepared for introduction, into interstate commerce. As a producer and marketer of Hemp-derived products, the Company must comply with the FDA regulations applicable to manufacturing and marketing of certain products, including food, dietary supplements, and cosmetics.

As a result of the 2018 Farm Bill, federal law dictates that CBD derived from Hemp is not a controlled substance; however, CBD derived from Hemp may still be considered a controlled substance under applicable state law. Individual states take varying approaches to regulating the production and sale of Hemp and Hemp-derived CBD. Some states explicitly authorize and regulate the production and sale of Hemp-derived CBD or otherwise provide legal protection for authorized individuals to engage in commercial Hemp activities. Other states, however, maintain drug laws that do not distinguish between marijuana and Hemp and/or Hemp-derived CBD which results in Hemp being classified as a controlled substance under certain state laws.

European Union Medical Use

While each country in the European Union (“EU”) has its own laws and regulations, many common practices are being adopted relative to the developing and growing medical cannabis market. For example, to ensure quality and safe products for patients, many EU countries only permit the import and sale of medical cannabis from EU-GMP certified manufacturers.

The EU requires adherence to EU-GMP standards for the manufacture of active substances and medicinal products, including cannabis products. The EU system for certification of GMP allows a Competent Authority of any EU member state to conduct inspections of manufacturing sites and, if the strict EU-GMP standards are met, to issue a certificate of EU-GMP compliance that is also accepted in other EU member countries.

Craft Brewing in the United States

The alcoholic beverage industry in the United States is regulated by federal, state and local governments. These regulations govern the production, sale and distribution of alcoholic beverages, including permitting, licensing, marketing and advertising. To operate its production facilities, SweetWater must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including but not limited to, the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”), the FDA, state alcohol regulatory agencies and state and federal environmental agencies. Our brewery operations are subject to audit and inspection by the TTB at any time.

In addition, the beer industry is subject to substantial federal and state excise taxes.  Excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals.

Environmental Regulation

Our cannabis and brewing operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of hazardous wastes. While we have no reason to believe the operation of our facilities violates any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, we could be adversely affected.

Competitive Conditions

Cannabis Market

We continue to face intense competition from the illicit market as well as other companies, some of which may have longer operating histories and more financial resources and manufacturing and marketing experience. With potential consolidation in the cannabis industry, we could face increased competition by larger and better financed competitors.

Growers of cannabis and retailers operating in the illicit market continue to hold significant market share in Canada and are effectively competitors to our business.  Illicit market participants divert customers away through product offering, price point, anonymity and convenience.

Outdoor cultivation also significantly reduces the barrier to entry by reducing the start-up capital required for new entrants in the cannabis industry. It may also ultimately lower prices as capital expenditure requirements related to growing outside are typically much lower than those associated with indoor growing. Further, the licensed outdoor cultivation capacity is extremely large. While outdoor cultivation is almost exclusively extraction grade, its presence in the market will have a negative effect on pricing of extraction grade wholesale cannabis.

As of July 2, 2021, Health Canada has issued approximately 700 active licenses to cannabis cultivators, processors and sellers. Health Canada licenses are limited to individual properties. As such, if a licensed producer seeks to commence production at a new site, it must apply to Health Canada for a new license. As of May 31, 2021, roughly 2,000 authorized retail cannabis stores have opened across Canada. As demand for legal cannabis increases and the number of authorized retail distribution points increases, we believe new competitors are likely to enter the Canadian cannabis market. Nevertheless, we believe our brand recognition combined with the quality, consistency, and variety of cannabis products we offer will allow us to maintain a prominent position in the Canadian adult use and medical markets.

Competition is also based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service.

Internationally, the capacity of cannabis companies to operate is limited to those countries which have legalized aspects of the cultivation, distribution, sale or use of cannabis. We focused on developing assets in certain strategic international jurisdictions which maintain legalized aspects of the cannabis business. With the combination of Tilray and Aphria, we possess operational hubs in continents with significant growth opportunities and the production capability and distribution network to distribute such products throughout the region served by each hub.

The barrier to entry for competitors in these jurisdictions is significantly influenced by the national regulatory landscape with respect to cannabis and the economic climate subsisting in each region.

We expect more countries to pass regulation allowing for the use of medical and/or recreational cannabis. While expansion of the global cannabis market will provide more opportunities to grow our international business, we also expect to experience increased global competition.

Craft Brewing Market

Through SweetWater, we compete in the craft brewing market, as well as in the much larger alcohol beverage market, which encompasses domestic and imported beers, flavored alcohol beverages, spirits, wine, hard ciders and hard seltzers. With the proliferation of participants and offerings in the wider alcohol beverage market and within the craft beer segment, we face significant competition.  There have also been numerous acquisitions and investments in craft brewers by larger breweries and private equity and other investors, which further intensified competition within the craft beer market.

While the craft beer market is highly competitive, we believe that we possess certain competitive advantages. Our unique portfolio combines an award-winning lineup of craft beers with a unique portfolio of brands closely aligned with a cannabis lifestyle, and supported by a state-of-the-art brewery and strong distribution across the United States. Additionally, as a domestic brewery, we maintain certain competitive advantages over imported beers, such as lower transportation costs, a lack of import charges and superior product freshness.

Seasonality

SweetWater’s sales of craft beer generally reflect a degree of seasonality, with comparatively higher sales in the summer and the winter holiday season. Typically, the demand for cannabis and hemp-based products is fairly consistent throughout the calendar year.  In addition, CC Pharma’s revenue tends to be higher in the summer months as patients increase their purchases of pharmaceutical products in order to have sufficient product on hand for summer vacations.  Moreover, the impact of COVID-19 on customer behavior and access to our products may cause temporary seasonal fluctuations or changes to our businesses. Therefore, the results for any particular quarter may not be indicative of the results to be achieved for the full year.

Social and Environmental Initiatives

In an emerging and constantly evolving industry, our core values unite, inform and inspire the way we interact with employees, patients and consumers. Our commitment to our people, the planet, product quality and innovation helps us create stronger, healthier communities everywhere we do business. Our corporate social responsibility goes beyond our borders. We are committed to exporting our industry-leading knowledge and practices to our global subsidiaries. For the communities we call home, we are vigilant of the impact we have and strive to be a positive contributor to their well-being. Some of the Company’s initiatives in this regard are as follows:

•	We offer compassionate pricing for eligible patients that require financial assistance.
•	We employ and continuously improve, sustainable growing and business practices to provide efficiencies, cost reduction benefits and lessen our impact on the environment
•

Aphria’s Charter Agreement with Drug Free Kids Canada (a Canadian non-profit organization providing parents with evidence-based information about youth and substance use while promoting frequent, balanced parent-youth discussions about drugs) and participation in the Global Cannabis Partnership, reflect our ongoing commitment to the safety of our communities through education, responsible use, and meaningful responsible corporate citizenship in our industry; and

•	Tilray Educates, originally launched as Aphria Educates, is a program aimed to educate Canadians on responsible and safe use of cannabis products.

Employees and Human Capital Resources

As of May 31, 2021, we have approximately 2,100 employees worldwide. We consider relations with our employees to be good and have never experienced work stoppages. Aside from Portugal, none of our employees are represented by labor unions or are subject to collective bargaining agreements. As is common for most companies doing business in Portugal, we are subject to a government-mandated collective bargaining agreement which grants employees nominal additional benefits beyond those required by the local labor code.

We are committed to establishing a leadership team and corporate culture that promotes inclusion and diversity as we continue to grow our business and expand our footprint. Diversity and inclusion is a priority for our company, and we seek out talented people from a variety of backgrounds to staff our teams in all our markets.  Aligned with our mission and values, this strategy will shape our future as a leading employer.

Our vision and purpose unite, inform and inspire our employees to apply their talents to make a positive difference.  We foster a collaborative and dynamic work environment providing all employees with the opportunity to work cross-functionally and easily gain exposure to other team’s diverse opinions and perspectives. We strive for every employee to reach their full potential and grow with Tilray.

Available Information

Our website address is www.tilray.com. We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may obtain a copy of any of these reports, free of charge, from the Investors section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that also contains these reports at: www.sec.gov. In addition, copies of our annual report are available, free of charge, on written request to us.

We have a Code of Conduct that applies to our Board of Directors (“Board”) and all of our officers and employees, including, without limitation, our Chief Executive Officer and Chief Financial Officer. You can obtain a copy of our Code of Conduct, as well as our Corporate Governance Guidelines and charters for each of the Board’s standing committees, from the Investors section of our website at: www.tilray.com. If we change or waive any portion of the Code of Conduct that applies to any of our directors, executive officers or senior financial officers, we will disclose such information. Information on our website is not incorporated by reference into this Form 10-K or any other report filed with the SEC.

Item 1A. Risk Factors.

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

The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of ongoing business, increased tax costs, inefficiencies, and inconsistencies in standards, controls, information technology systems, policies and procedures, any of which could adversely affect our ability to maintain relationships with employees, customers or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully integrate certain aspects of the operations of Tilray and Aphria or experience delays, we may incur unanticipated liabilities and expenses, and be unable to fully realize the potential benefit of the revenue growth, synergies and other anticipated benefits resulting from the Arrangement, and our business, results of operations and financial condition could be adversely affected.

We incurred, and may continue to incur, significant Arrangement-related costs and integration costs in connection with the Arrangement with Aphria.

We incurred, and may continue to incur, significant Arrangement-related costs and integration costs in connection with the Arrangement with Aphria. We may incur additional costs to maintain employee morale and to retain key employees. Unanticipated costs may be incurred in the course of integration, and management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

Risks Related to COVID-19

Risks related to the COVID-19 pandemic have and may continue to impact our operations and adversely affect our business, results of operations and financial condition.

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus, or COVID-19, a pandemic. The COVID-19 pandemic continues to result in extended government-ordered measures affecting significant portions of the global economy, including in the United States, Canada, Portugal, and Germany, where we conduct significant business. The public health crisis caused by COVID-19 and the actions taken and continuing to be taken by governments, businesses and the public have adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations.

The full extent to which the COVID-19 pandemic may impact our business, including our operations and our financial condition, will depend on future developments, which are highly uncertain and cannot be predicted at this time. These include the duration, severity and scope of the pandemic, the development and availability of effective treatments and vaccines, and further action taken by governments and other third parties in response to the pandemic. In particular, the effects of COVID-19 and government efforts to curtail COVID-19 could impede our production facilities, increase operating expenses, result in loss of sales, affect our supply chains, impact performance of contractual obligations and require additional expenditures to be incurred.

In connection with the COVID-19 pandemic and to comply with mandates and guidance from governmental authorities, we continue to review and update our operational procedures and safety protocols at our facilities. If such measures are not effective or governmental authorities implement further restrictions, we may be required to take more extreme action, which could include a short or long-term closure of our facilities or reduction in workforce. These measures may impair our production levels or cause us to close or severely limit production at one or more facilities. Further, our operations could be adversely impacted if suppliers, contractors, customers and/or transportation carriers are restricted or prevented from conducting business activities. For example, cannabis retail stores in certain Canadian markets may close voluntarily or be forced by local governments to close or modify their operations, reducing our ability to distribute adult-use cannabis.

Consumer demand for our products, particularly our premium brand offerings, may also be impacted by the COVID-19 pandemic as a result of reductions in consumers’ disposable income associated with layoffs, and work or pay limitations due to mandatory social distancing and lockdown measures implemented by government authorities. Demand for medical products may be further impacted due to a decrease in patients visiting doctor’s offices and clinics, and cancellation of elective procedures at hospitals. As demand for our products decreases, we may be required to record additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges.

The following is a summary of certain COVID-19 related operational impacts and associated risks:

•

To date, we have been able to continue operations at all of our cannabis and hemp cultivation and production facilities, including our facilities in Ontario, Manitoba, British Columbia and Portugal.  In Ontario, Manitoba and British Columbia, production of our cannabis and hemp products is designated as an essential service or otherwise permitted; however, there can be no assurance that such designations will remain in effect. If any of these facilities are deemed non-essential or required to close for a significant period of time, our revenues and our results of operations would be impacted.  Similarly, while the U.S./Canadian border closure exempted the transport of food, which includes our hemp-based food products, as an essential cross-border service, if the U.S.-Canadian border is closed to food transport, our general ability to transport and receive certain raw materials, inputs and final products would be significantly impacted.

•

In Germany, we experienced disruption in the supply of pharmaceutical products to our German distributors, including CC Pharma, and reduced demand due to a decrease in patients visiting doctors’ offices and clinics and the cancellation of elective medical procedures.

•

While we have continued to operate our SweetWater brewery in Atlanta, we experienced some labor shortages, as well as a decline in demand for draft beer products due to closures affecting the on-premise channel and reduced air travel impacting sales to Delta Airlines.

While the United States and certain other jurisdictions are starting to relax restrictions implemented in response to the COVID-19 pandemic, many jurisdictions are still subject to more significant government mandated closures and other restrictions.  Moreover, with the potential for new and more-transmissible variants, the situation remains dynamic and subject to rapid and possibly material changes.  Given the ongoing and dynamic nature and significance of the COVID-19 pandemic and its impact globally, we are not able to enumerate all potential risks to our business. Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our business, results of operations or financial condition. Further, any of these negative impacts, alone or in combination with others, could exacerbate many of the other risk factors outlined in this Part I, “Item 1A. Risk Factors”.

Risks Related to the Cannabis Business

Our business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.

Our ability to cultivate, process, and sell medical and adult-use cannabis, cannabis-derived extracts and derivative cannabis products in Canada is dependent on maintaining the licenses issued to our operating subsidiaries by Health Canada under the Cannabis Regulations, or CR. These licenses allow us to produce cannabis in bulk and finished forms and to sell and distribute such cannabis in Canada. They also allow us to export medical cannabis in bulk and finished form to and from specified jurisdictions around the world, subject to obtaining, for each specific shipment, an export approval from Health Canada and an import approval (or no objection notice) from the applicable regulatory authority in the country to or from which the export or import is being made. These CR licenses are valid for fixed periods and need to be renewed at the end of such periods.

We are also required to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in countries and markets outside of Canada in which we operate or to which we export our product, including, in the case of certain countries, the ability to demonstrate compliance with EU-GMP standards. We have received certification of compliance with EU-GMP standards for cultivation and production at Tilray Nanaimo and Tilray Portugal, as well as Part II EU-GMP certification for Aphria One and Part I EU-GMP certification for ARA-Avanti Rx Analytics Inc.’s (“Avanti”) approved facility. These GMP certified facilities are subject to extensive ongoing compliance reviews to ensure that we continue to maintain compliance with current GMP standards. There can be no assurance that we will be able to continue to comply with these standards. Moreover, future governmental actions in countries where we operate, or export products, may limit or altogether restrict the import and/or export of cannabis products.

Any future cannabis production facilities that we operate in Canada or elsewhere will also be subject to separate licensing requirements under the CR or applicable local requirements. Although we believe that we will meet the requirements for future renewals of our existing licenses and obtain requisite licenses for future facilities, there can be no assurance that existing licenses will be renewed or new licenses obtained on the same or similar terms as our existing licenses, nor can there be any assurance that Health Canada will continue to issue import or export permits on the same terms or on the same timeline, or that other countries will allow, or continue to allow, imports or exports.  An agency’s denial of or delay in issuing or renewing a permit, license or other approval, or revocation or substantial modification of an existing permit, license or approval, could restrict or prevent us from continuing the affected operations, or limit the export and/or import of our cannabis products. In addition, the export and import of cannabis is subject to United Nations treaties establishing country-by-country national estimates and our export and import permits are subject to these estimates which could limit the amount of cannabis we can export to any particular country.

Further, our facilities are subject to ongoing inspections by the governing regulatory authority to monitor our compliance with their licensing requirements. Our existing licenses and any new licenses that we may obtain in the future in Canada or other jurisdictions may be revoked or restricted in the event that we are found not to be in compliance. Should we fail to comply with the applicable regulatory requirements or with conditions set out under our licenses, should our licenses not be renewed when required, be renewed on different terms, or be revoked, we may not be able to continue producing or distributing cannabis in Canada or other jurisdictions or to import or export cannabis products. In addition, we may be subject to enforcement proceedings resulting from a failure to comply with applicable regulatory requirements in Canada or other jurisdictions, which could result in damage awards, the suspension, withdrawal or non-renewal of our existing approvals or denial of future approvals, recall of products, the imposition of future operating restrictions on our business or operations or the imposition of fines or other penalties.

Government regulation is evolving, and unfavorable changes could impact our ability to carry on our business as currently conducted and the potential expansion of our business.

We operate in a highly regulated and rapidly evolving industry. The successful execution of our business objectives is contingent upon compliance with all applicable laws and regulatory requirements in Canada (including the Cannabis Act and CR), Europe and other jurisdictions, and obtaining all required regulatory approvals for the production, sale, import and export of our cannabis products. The laws, regulations and guidelines generally applicable to the cannabis industry domestically and internationally may change in ways currently unforeseen. Any amendment to or replacement of existing laws, regulations, guidelines or policies may cause adverse effects to our operations, financial condition, results of operations and prospects.

The federal legislative framework pertaining to the Canadian cannabis market is still very new. In addition, the governments of every Canadian province and territory have implemented different regulatory regimes for the distribution and sale of cannabis for adult-use purposes within those jurisdictions. There is no guarantee that the

Canadian legislative framework regulating the cultivation, processing, distribution and sale of cannabis will not be amended or replaced or the current legislation will create the growth opportunities we currently anticipate.

In the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult-use in a number of states, cannabis meeting the statutory definition of “marijuana” continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act, or the CSA, and subject to the Controlled Substances Import and Export Act, or the CSIEA. Hemp and marijuana both originate from the Cannabis sativa plant and CBD is a constituent of both. “Marihuana” or “marijuana” is defined in the CSA as a Schedule I controlled substance whereas “hemp” is essentially any parts of the Cannabis sativa plant that has not been determined to be marijuana. Pursuant to the 2018 Farm Bill, “hemp,” or cannabis and cannabis derivatives containing no more than 0.3% of tetrahydrocannabinol, or THC, is now excluded from the statutory definition of “marijuana” and, as such, is no longer a Schedule I controlled substance under the CSA. As a result, our activity in the United States is limited to (a) certain corporate and administrative services, including accounting, legal and creative services, (b) supply of study drug for clinical trials under DEA and FDA authorization, and (c) participation in the market for hemp and hemp-derived products containing CBD in compliance with the 2018 Farm Bill.

While the 2018 Farm Bill exempts hemp and hemp derived products from the CSA, the commercialization of hemp products in the United States is subject to various laws, including the 2018 Farm Bill, the FD&C Act, the Dietary Supplement Health and Education Act, or (the “DSHEA”), applicable state and/or local laws, and FDA regulations. See also Risk Factor “United States regulations relating to hemp-derived CBD products are unclear and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives”.

Our ability to expand internationally is also contingent, in part, upon compliance with applicable regulatory requirements enacted by governmental authorities and obtaining all requisite regulatory approvals. We cannot predict the impact of the compliance regime that governmental authorities may implement to regulate the adult-use or medical cannabis industry. Similarly, we cannot predict how long it will take to secure all appropriate regulatory approvals for our products, or the extent of testing and documentation that may be required by governmental authorities. The impact of the various compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition, results of operations and prospects.

As the commercial cannabis industry develops in Canada and other jurisdictions, we anticipate that regulations governing cannabis in Canada and globally will continue to evolve.  Further, Health Canada or the regulatory authorities in other countries in which we operate or to which we export our cannabis products may change their administration or application of the applicable regulations or their compliance or enforcement procedures at any time. There is no assurance that we will be able to comply or continue to comply with applicable regulations, which could impact our ability to continue to carry on business as currently conducted and the potential expansion of our business.

We currently incur and will continue to incur ongoing costs and obligations related to regulatory compliance. A failure on our part to comply with regulations may result in additional costs for corrective measures, penalties or restrictions on our business or operations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our production and processing facilities are integral to our business and adverse changes or developments affecting our facilities may have an adverse impact on our business.

Our cultivation and processing facilities are integral to our business and the licenses issued by applicable regulatory authorities is specific to each of these facilities. Adverse changes or developments affecting these facilities, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster, an epidemic, pandemic or other public health crisis, or a material failure of our security infrastructure, could reduce or require us to entirely suspend operations at the affected facilities. See also Risk Factor “Risks related to COVID‑19”.

A significant failure of our site security measures and other facility requirements, including failure to comply with applicable regulatory requirements, could have an impact on our ability to continue operating under our facility licenses and our prospects of renewing our licenses, and could also result in a suspension or revocation of these licenses.

We face intense competition, and anticipate competition will increase, which could hurt our business.

We face, and we expect to continue to face, intense competition from other Licensed Producers and other potential competitors, some of which have longer operating histories and more financial resources than we have. In addition, we anticipate that the cannabis industry will continue to undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that may be greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed, on terms we consider acceptable, or at all.

Health Canada has issued hundreds of licenses for Licensed Producers. The number of licenses granted and the number of Licensed Producers ultimately authorized by Health Canada could have an adverse impact on our ability to compete for market share in Canada. We expect to face additional competition from new market entrants and may experience downward price pressure on our cannabis products as new entrants increase production. If the number of users of cannabis in Canada increases, the demand for products will increase and the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and pricing strategies.

Our commercial opportunity in the medical and adult-use markets could also be impacted if our competitors produce and commercialize products that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. To remain competitive, we intend to continue to invest in research and development, marketing and sales and client support.  We may not have sufficient resources to maintain research and development, marketing and sales and client support efforts on a competitive basis.

In addition to the foregoing, the legal landscape for medical and adult-use cannabis is changing internationally. We maintain operations outside of Canada, which may be affected as other countries develop, adopt and change their laws related to medical and adult-use cannabis. Increased international competition, including competition from suppliers in other countries who may be able to produce at lower cost, and limitations placed on us by Canadian or other regulations, might lower the demand for our cannabis products on a global scale.

Competition from the illicit cannabis market could impact our ability to succeed.

We face competition from illegal market operators that are unlicensed and unregulated including illegal dispensaries and illicit market suppliers selling cannabis and cannabis-based products. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations, as well as the perception of cannabis use. Furthermore, given the restrictions on regulated cannabis retail, including those related to the COVID-19 pandemic, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience.

The cannabis industry and market are relatively new and evolving, which could impact our ability to succeed in this industry and market.

We are operating our business in a relatively new industry and market that is expanding globally, and our success depends on our ability to attract and retain consumers and patients. There are many factors which could impact our ability to attract and retain consumers and patients, including but not limited to brand awareness, our ability to continually produce desirable and effective cannabis products and the ability to bring new consumers and patients into the category. The failure to acquire and retain consumers and patients could have a material adverse effect on our business, financial condition, results of operations and prospects.

To remain competitive, we will continue to innovate new products, build brand awareness and make significant investments in our business strategy and production capacity. These investments include introducing new products into the markets in which we operate, adopting quality assurance protocols and procedures, building our international presence and undertaking research and development. These activities may not promote our products as effectively as intended, or at all, and we expect that our competitors will undertake similar investments to compete with us for market share. Competitive conditions, consumer preferences, regulatory conditions, patient requirements, prescribing practices, and spending patterns in this industry and market are relatively unknown and may have unique characteristics that differ from other existing industries and markets and that cause our efforts to further our business to be unsuccessful or to have undesired consequences. As a result, we may not be successful in our efforts to attract and retain customers or to develop new cannabis products and produce and distribute these products in time to be effectively commercialized, or these activities may require significantly more resources than we currently anticipate in order to be successful.

Regulations constrain our ability to market and distribute our products in Canada.

In Canada, there are significant regulatory restrictions on the marketing, branding, product formats, product composition, packaging, and distribution of adult-use cannabis products. For instance, the CR includes a requirement for health warnings on product packaging, the limited ability to use logos and branding (only one brand name and one brand element per package), restrictions on packaging itself, and restrictions on types and avenues of marketing. Cannabis 2.0 regulations, which govern the production and sale of new classes or forms of cannabis products (including vapes and edibles), impose considerable restrictions on product composition, labeling, and packaging in addition to being subject to similar marketing restrictions as existing form factors.

Further, each province and territory of Canada has the ability to separately regulate the distribution of cannabis within such province or territory (including the legal age), and the rules and regulations adopted vary significantly.  Additional marketing and product composition restrictions have been imposed by some provinces and territories. Such federal and provincial restrictions may impair our ability to differentiate our products and develop our adult-use brands.  Some provinces and territories also impose significant restrictions on our ability to merchandise products; for example, some provinces impose restrictions on investment in retailers or distributors as well as in our ability to negotiate for preferential retail space or in-store marketing. If we are unable to effectively market our products and compete for market share, our sales and results of operations may be adversely affected.

The adult-use cannabis market in Canada is continuing to develop and may experience supply fluctuations which could result in decreases to prices and revenues.

Since legalization in October 2018 of adult-use cannabis for recreational purposes in Canada, the market for adult-use cannabis is continuing to develop, resulting in fluctuations in supply and demand. Licensed cannabis producers may not be able to produce enough cannabis to meet adult-use demand. This may result in lower than expected sales and revenues and may result in increased competition for sales and sources of supply. This competition may adversely affect our adult-use business and there is no guarantee that we will be able to supply or acquire the supply, on commercially reasonable terms or at all, to meet the demand for adult-use cannabis.

Alternatively, we and other cannabis producers in Canada may produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that oversupply into other legal markets. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If this were to occur, there is no assurance that we would be able to generate sufficient revenue from the sale of medical and adult-use cannabis products to result in profitability and sufficient liquidity. Regulatory restrictions or over supply conditions in our primary markets could result in inventory adjustments.

We may not be able to successfully develop new products or commercialize such products.

Cannabis 2.0 regulations, which came into effect on October 17, 2019 in Canada, permit Canadian Licensed Producers to develop new cannabis form factors, including CBD and THC-infused drinks, edibles and non-flower products, such as vapes. We have and will continue to develop strategic partnerships to participate in these new product market opportunities with partners who can provide complementary product development and support capabilities.

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

Loss of demand for our vape products, product liability claims and increased regulation stemming from unfavorable scientific studies on cannabis vaping products could have a material adverse effect on our business, results of operations and financial condition.

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

Research regarding the health effects of cannabis is in relatively early stages and subject to further study which could impact demand for cannabis products.

Research and clinical trials on the potential benefits and the short-term and long-term effects of cannabis use on human health remains in relatively early stages and there is limited standardization. As such, there are inherent risks associated with using cannabis and cannabis derivative products. Moreover, future research and clinical trials may draw opposing conclusions to statements contained in articles, reports and studies we relied on or could reach different or negative conclusions regarding the benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabis, which could adversely affect social acceptance of cannabis and the demand for our products.

United States regulations relating to hemp-derived CBD products are unclear and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

Our participation in the market for hemp-derived CBD products in the United States and elsewhere may require us to employ novel approaches to existing regulatory pathways. Although the passage of the 2018 Farm Bill legalized the cultivation of hemp in the United States to produce products containing CBD and other non-THC cannabinoids, it remains unclear how the FDA will regulate these products, and whether and when the FDA will propose or implement new or additional regulations. While, to date, there are no laws or regulations enforced by the FDA which specifically address the manufacturing, packaging, labeling, distribution, or sale of hemp or hemp-derived CBD products and the FDA has issued no formal regulations addressing such matters, the FDA has issued various guidance documents and other statements reflecting its non-binding opinion on the regulation of such products.

The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp, by definition, has less than 0.3% THC content, but the same plant with a higher THC content is cannabis/marijuana, which is legal under certain state laws, but which is not legal under United States federal law. The similarities between these two can cause confusion, and our activities with legal hemp in the United States may be incorrectly perceived as us being involved in federally illegal cannabis. The FDA has stated in guidance and other public statements that it is prohibited to sell a food, beverage or dietary supplement to which THC or CBD has been added. While the FDA does not have a formal policy of enforcement discretion with respect to any products with added CBD, the agency has stated that its primary focus for enforcement centers on products that put the health and safety of consumers at risk, such as those claiming to prevent, diagnose, mitigate, treat, or cure diseases in the absence of requisite approvals. While the agency’s enforcement to date has therefore focused on products containing CBD and that make drug-like claims, there is the risk that the FDA could expand its enforcement activities and require us to alter our marketing for our hemp-derived CBD products or cease distributing them altogether. The FDA could also issue new regulations that prohibit or limit the sale of hemp-derived CBD products. Such regulatory actions and associated compliance costs may hinder our ability to successfully compete in the market for such products.

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

The regulation of hemp and CBD in the United States has been constantly evolving, with changes in federal and state laws and regulation occurring on a frequent basis. Violations of applicable FDA and other laws could result in warning letters, significant fines, penalties, administrative sanctions, injunctions, convictions or settlements arising from civil proceedings.  Unforeseen regulatory obstacles or compliance costs may hinder our ability to successfully compete in the market for such products.

Risks related to the Beverage Alcohol Business

Changes in consumer preferences or public attitudes about alcohol could decrease demand for our beverage alcohol products.

If general consumer trends lead to a decrease in the demand for SweetWater’s products or beer in general, including craft beer, our sales and results of operations in the beverage alcohol segment may be adversely affected. There is no assurance that the craft brewing segment will experience growth in future periods. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the beer industry in general and our beverage alcohol products specifically.

Further, the alcoholic beverage industry is subject to public concern and political attention over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beverage alcohol products. Any such developments may have an adverse impact on the financial condition, operating results and cash flows for SweetWater.

Developments affecting production at our brewery could negatively impact financial results for our beverage alcohol busines segment.

Adverse changes or developments affecting our brewery in Atlanta, including, fire, power failure, natural disaster, public health crisis, or a material failure of our security infrastructure, could reduce or require us to entirely suspend operations.  Additionally, due to many factors, including seasonality and production schedules of our various craft beer products and packaging, actual production capacity may fluctuate throughout the year and may not reach full working capacity. If we experience contraction in our sales and brewing volumes, the excess capacity and unabsorbed overhead may have an adverse effect on gross margins, operating cash flows and overall financial performance of SweetWater.

SweetWater faces substantial competition in the beer industry and the broader market for alcoholic beverage products which could impact its business and financial results.

The market for alcoholic beverage products within the United States is highly competitive due to the increasing number of domestic and international beverage companies with similar pricing and target drinkers, the introduction and expansion of hard seltzers, gains in market share achieved by domestic specialty beers and imported beers, and the acquisition of craft brewers by larger brewers. We anticipate competition among domestic craft brewers will also remain strong as existing breweries build more capacity, expand geographically and add more products, flavors and styles. The continued growth in the sales of hard seltzers, craft-brewed domestic beers and imported beers is expected to increase competition in the market for alcoholic beverages within the United States and, as a result, prices and market share of SweetWater’s products may fluctuate and possibly decline.

The beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Due to the increased leverage that these combined operations have in distribution and sales and marketing expenses, the costs to SweetWater of competing could increase. The potential also exists for these large competitors to increase their influence with their distributors, making it difficult for smaller brewers to maintain their market presence or enter new markets. The increase in the number and availability of competing products and brands, the costs to compete and potential decrease in distribution support and opportunities may adversely affect SweetWater’s business and financial results.

SweetWater is dependent on distributors to deliver sustained growth.

In the United States, SweetWater sells its alcohol beverages to independent beer distributors for distribution to retailers and, ultimately, to consumers. In order for SweetWater to deliver sustained growth and continue its national expansion, it will be required to maintain such relationships and to enter into agreements with additional distributors.  No assurance can be given that SweetWater will be able to maintain its current distribution network or secure additional distributors on terms favorable to SweetWater.  If SweetWater’s existing distribution agreements are terminated, it may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

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

Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described herein and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’

equity and working capital. Because of the numerous risks and uncertainties associated with producing and selling cannabis and beverage alcohol products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.

Tilray has previously been named as a defendant in a class action relating to the prior merger of Privateer Holdings, Inc. with and into a wholly owned subsidiary (referred to as the Downstream Merger), and a class action related to the drop in our stock price. In addition, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against the Company. The type of claims that may be raised in these proceedings include product liability, unfair trade practices, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors, shareholders or distributors. Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases.

We are also subject to other litigation and demands relating to business decisions, regulatory and industry changes, supply relationships, and our business acquisition matters and related activities. Litigation may include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Tilray and its various subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

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

We currently conduct operations in multiple countries and plan to expand these international operations. As a result of our operations, we are exposed to various levels of political, economic, legal and other risks and uncertainties associated with operating in or exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of our products, political instability, instability at the United Nations level, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and the cannabis business more generally.

Changes, if any, in the laws, regulations and policies relating to the advertising, production, sale and use of our products or in the general economic policies in these jurisdictions, or shifts in political attitude related thereto, may adversely affect the operations, or profitability of our operations, in these countries. As we explore novel business models, such as global co-branded products, cannabinoid clinics and cannabis retail, international regulations will become increasingly challenging to manage. Specifically, our operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on advertising, production, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment, land and water use restrictions and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Failure to comply strictly with applicable laws, regulations and local practices could result in additional taxes, costs, civil or criminal fines or penalties or other expenses being levied on our international operations, as well as other potential adverse consequences such as the loss of necessary permits or governmental approvals.

Furthermore, there is no assurance that we will be able to secure the requisite import and export permits for the international distribution of our products. Countries may also impose restrictions or limitations on imports that require the use of, or confer significant advantages upon, producers within that particular country. As a result, we may be required to establish facilities in one or more countries in the EU (or elsewhere) where we wish to distribute our products in order to take advantage of the favorable legislation offered to producers in these countries.

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

Our revenue has grown in recent years. Our ability to sustain this growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production and distribution of cannabis products, competition from other Licensed Producers, the size of the illicit market, the size of the Canadian adult-use market, and our ability to produce sufficient volumes of our cannabis-based products to meet demand. Regulatory changes, particularly in the primary jurisdictions where we operate, may continue to attract new market entrants and could dilute our potential opportunity and early-mover advantage. In addition, we are subject to a variety of business risks generally associated with developing companies. Future development and expansion could place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so.

As part of the integration of Tilray and Aphria, we implemented certain employee lay-offs and facility closures. We may take additional cost-control measures in the future that may impact our revenue growth and development, and could result in material charges and other impairment charges in our statement of operations.   In addition, please see Risk Factor “Risks related to the Arrangement”.

Failure to comply with anti-money laundering and anti-terrorist financing laws could disrupt our operations and involve significant costs.

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

Failure to comply with anti-bribery laws of Canada, the United States and the other countries in which we conduct business, could subject us to penalties and other adverse consequences.

We are subject to the Corruption of Foreign Public Officials Act (Canada) and the Foreign Corrupt Practices Act (United States), which generally prohibit companies and their employees from engaging in bribery, kickbacks or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Such legislation requires companies and their subsidiaries (including foreign subsidiaries) to maintain accurate books and records and internal controls. We are also subject to the anti-bribery laws of other countries in which we conduct, or will conduct, business that apply similar prohibitions. While we have developed policies and procedures that mandate compliance with these laws, employees or other agents may engage in unauthorized or prohibited conduct for which we may be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and operations.

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

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; (vi) the loss or reduction of control over certain of our assets; and (vii) capital stock or cash to pay for the acquisition.. Material acquisitions and strategic transactions have been and continue to be material to our business strategy. There can be no assurance that we will find suitable opportunities for strategic transactions at acceptable prices, have sufficient capital resources to pursue such transactions, be successful in negotiating required agreements, or successfully close transactions after signing such agreements. There is no guarantee that any acquisitions will be accretive, or that past or future acquisitions will not result in additional impairments or write downs.

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

We grow cannabis, which is an agricultural process. As such, our business is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks. Although we primarily grow our products indoors under climate-controlled conditions, we also have certain outdoor cultivation capacity and there can be no assurance that natural elements, such as insects and plant diseases, will not interrupt our production activities or have an adverse effect on our business.

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.

We derive a significant portion of revenue from the supply contracts we have with 12 Canadian provinces and territories for adult-use cannabis products. There are many factors which could impact our contractual agreements with the provinces and territories, including but not limited to availability of supply, product selection and the popularity of our products with retail customers. If our supply agreements with certain Canadian provinces and territories are amended, terminated or otherwise altered, our sales and results of operations could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, not all of our supply contracts with the Canadian provinces and territories contain purchase commitments or otherwise obligate the provincial or territorial wholesaler to buy a minimum or fixed volume of cannabis products from us. The amount of cannabis that the provincial or territorial wholesalers may purchase under the supply contracts may therefore vary from what we expect or planned for. As a result, our revenues could fluctuate materially in the future and could be materially and disproportionately impacted by the purchasing decisions of the provincial or territorial wholesalers. In the future, these customers may decide to purchase less product from us than they have in the past, may alter purchasing patterns or return inventory, or may decide not to continue to purchase our products, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

The CR also requires us to designate a qualified individual in charge who is responsible for supervising activities relating to the production of study drugs for clinical trials, which individual must meet certain educational and security clearance requirements. If our current designated qualified person in charge fails to maintain their security clearance, or leaves us and we are unable to find a suitable replacement who meets these requirements, we may no longer be able to continue our clinical trial activities.

Increased labor costs, potential organization of our workforce, employee strikes, and other labor-related disruption may adversely affect our operations.

Outside Portugal, none of our employees are represented by a labor union or subject to a collective bargaining agreement. In Portugal, none of our employees are represented by a labor union or subject to any workforce-initiated labor agreement. As with other companies carrying on business in Portugal, we are subject to a government-mandated collective bargaining agreement, which grants employees nominal additional benefits beyond those required by the local labor code. We cannot assure that our labor costs going forward will remain competitive based on various factors, such as: (i) our workforce may organize in the future and labor agreements may be put in place that have significantly higher labor rates and company obligations; (ii) our competitors may maintain significantly lower labor costs, thereby reducing or eliminating our comparative advantages vis-à-vis one or more of our competitors or the larger industry; and (iii) our labor costs may increase in connection with our growth.

Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations.

Our business is dependent on a number of key inputs and their related costs (certain of which are sourced in other countries and on different continents), including raw materials, supplies and equipment related to our operations, as well as electricity, water and other utilities. We operate global manufacturing facilities, and have dispersed suppliers and customers. Governments may regulate or restrict the flow of labor or products, and the Company's operations, suppliers, customers and distribution channels could be severely impacted. While we have not experienced any material supply chain disruptions, any significant future governmental-mandated or market-related interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile energy costs could curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by a prolonged power outage.

Our ability to compete is dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts and components. See also Risk Factor “Risks related to COVID-19”.

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

Our failure to successfully negotiate supply contracts that address such market vagaries could result in us being contractually obligated to purchase products, some of which may be priced above then-current market prices, or interruption of the supply of inputs for the manufacturing of our products, all of which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We face risks associated with the transportation of our products to consumers in a safe and efficient manner.

We depend on fast, cost-effective, and efficient courier services to distribute our products to both wholesale and retail customers. Any prolonged disruption of third-party transportation services could have a material adverse effect on our sales volumes or satisfaction with our services. Rising costs associated with third-party transportation services used by us to ship our products may also adversely impact our profitability, and more generally our business, financial condition and results of operations.

The security of our products during transportation to and from our facilities is of the utmost concern. A breach of security during transport or delivery could result in the loss of high-value product and forfeiture of import and export approvals, since such approvals are shipment specific. Any failure to take steps necessary to ensure the safekeeping of our cannabis products could also have an impact on our ability to continue supplying provinces and territories, to continue operating under our existing licenses, to renew or receive amendments to our existing licenses or to obtain new licenses.

Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.

Manufacturers and distributors of cannabis, hemp and beverage alcohol products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects or interactions with other substances, packaging safety, and inadequate or inaccurate labeling disclosure. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. As a result of any such recall, we may lose a significant amount of sales and may not be able to replace those sales at an acceptable gross profit or at all. In addition, a product recall may require significant management attention or damage our reputation and goodwill or that of our products or brands.

Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada or other regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses. Any product recall affecting the cannabis industry more broadly, whether or not involving us, could also lead consumers to lose confidence in the safety and security of cannabis products generally, including products sold by us.

We may be subject to product liability claims or regulatory action. This risk is exacerbated by the fact that cannabis use may increase the risk of serious adverse side effects.

As a manufacturer and distributor of products which are ingested by humans, we face the risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury. We may be subject to these types of claims due to allegations that our products caused or contributed to injury or illness, failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. This risk is exacerbated by the fact that cannabis use may increase the risk of developing schizophrenia and other psychoses, symptoms for individuals with bipolar disorder, and other side effects. Furthermore, we are now offering an expanded assortment of form factors, some of which may have additional adverse side effects, such as vaping products. See also Risk Factor “Our vape business is subject to uncertainty in the evolving vape market due to negative public sentiment and regulatory scrutiny.”  Previously unknown adverse reactions resulting from human consumption of cannabis or beverage alcohol products alone or in combination with other medications or substances could also occur.

In addition, the manufacture and sale of our products, like the manufacture and sale of any ingested product, involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. We have in the past recalled, and may again in the future have to recall, certain products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against us could result in increased costs and could adversely affect our reputation and goodwill with our customers and consumers generally. There can be no assurance that we will be able to maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and adversely affect our commercial arrangements with third parties.

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

We believe that the cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis distributed to consumers. The perception of the cannabis industry and cannabis products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in Canada and in other countries relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or will be consistent with earlier publicity. Adverse scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our products. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

Certain events or developments in the cannabis industry more generally may impact our reputation.

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. As a producer and distributor of cannabis, which is a controlled substance in Canada that has previously been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other Licensed Producers or of other companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis industry in general, whether true or not.  We do not ultimately have direct control over how we or the cannabis industry is perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize on our growth prospects. This could also impact our ability to attract and/or maintain business partners that are not primarily engaged in the cannabis business, such as major food retailers.

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

We are exposed to the risk that our employees, independent contractors, consultants, service providers and licensors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional undertakings of unauthorized activities, or reckless or negligent undertakings of authorized activities, in each case on our behalf or in our service that violate: (i) government regulations, including Health Canada regulations; (ii) manufacturing standards; (iii) healthcare laws and regulations; (iv) privacy laws and regulations; (v) laws that require the true, complete and accurate reporting of financial information or data; (vi) United States federal laws banning the possession, sale or importation of cannabis into the United States and prohibiting the financing of activities outside the United States that are unlawful under Canadian or other foreign laws or (vii) the terms of our agreements with insurers. For example, we could be exposed to class action and other litigation, increased Health Canada inspections and related sanctions, the loss of current GMP compliance certifications or the inability to obtain future GMP compliance certifications, lost sales and revenue or reputational damage as a result of prohibited activities that are undertaken in the growing or production process of our products without our knowledge or permission and contrary to our internal policies, procedures and operating requirements.

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

There are a number of laws protecting the confidentiality of personal information and patient health information, and restricting the use and disclosure of that protected information. In particular, the privacy rules under the Personal Information Protection and Electronics Documents Act (Canada), or PIPEDA, the European Unions’ General Data Protection Regulation, or the GDPR, and similar laws in other jurisdictions, protect personal information, including medical records of individuals. We collect and store personal information about our employees and customers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if we are found to be in violation of the privacy or security rules under PIPEDA or other laws protecting the confidentiality of patient health information, including as a result of data theft and privacy breaches, we could be subject to sanction, litigation and civil or criminal penalties, which could increase our liabilities and harm our reputation.

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

There can be no assurance that we will be able to (i) manage our expanding operations, including any acquisitions, effectively, (ii) sustain or accelerate our growth or that such growth, if achieved, will result in profitable operations, (iii) attract and retain sufficient management personnel necessary for continued growth or (iv) successfully make strategic investments or acquisitions. This challenge has been compounded with the launch of multiple new form factors as a result of Cannabis 2.0. See also Risk Factor “We may not be able to successfully develop new products or commercialize such products.”

In addition, any future expansion will be subject to a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with infrastructure, staff and regulatory compliance. The failure of our operating infrastructure to support such expansion could result in operational failures and regulatory fines or sanctions.

Demand for cannabis-based products is dependent on a number of social, political and economic factors that are beyond our control. There is no assurance that an increase in existing demand will occur, that we will benefit from any such demand increase or that our business will remain profitable even in the event of such an increase in demand. If we are unable to achieve or sustain profitability, the market price of our stock could be negatively affected.

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

Our existing and future debt agreements may contain covenant restrictions that limit our ability to operate our business and pursue beneficial transactions.

Our existing debt agreements and future debt agreements may contain, covenant restrictions that limit our ability to operate our busines, including restrictions on our ability to invest in our existing facilities, incur additional debt or issue guarantees, create additional liens, repurchase stock or make other restricted payments. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing and pursue business opportunities, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt and to enforce security over our assets. If any of our debt is accelerated, we may not have sufficient funds available to repay it or be able to obtain new financing to refinance the debt.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our substantial consolidated indebtedness (refer to the consolidated financial statements included elsewhere in this Form 10-K) may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current and future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business has not generated positive cash flow from operations. If this continues in the future, we may not have sufficient cash flows to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current and future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Management may not be able to successfully establish and maintain effective internal controls over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d(f) under the Exchange Act, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“GAAP”). Due to the work around integration and modification to internal control over financial reporting and other policies and procedures, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Prior to the closing of the Arrangement, and as previously disclosed in legacy Tilray’s Annual 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (SEC) on February 19, 2021, the former Tilray management team identified material weaknesses in components of internal controls as part of its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2020. The former Tilray management team subsequently undertook to implement remediation measures to address these material weaknesses in internal controls, as described in Tilray’s Annual 10-K for the year ended December 31, 2020, and existing Tilray management plan to continue to implement additional remediation measures going forward.

It is not expected that our disclosure controls and procedures and internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of certain persons, by collusion of two or more people or by management override of the controls. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. We cannot guarantee that we will not have a material weakness in our internal controls in the future. If we experience any material weakness in our internal controls in the future, our financial statements may contain misstatements and we could be required to restate our financial statements.

Conflicts of interest may arise between us and our directors and officers as a result of other business activities undertaken by such individuals.

We may be subject to various potential conflicts of interest because some of our directors and executive officers may be engaged in a range of business activities. In addition, our directors and executive officers are permitted under their applicable agreements with us to devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us and subject to any contractual provisions restricting such activities. These business interests could require the investment of significant time and attention by our executive officers and directors. In some cases, our executive officers and directors, may have fiduciary obligations associated with business interests that interfere with their ability to devote time to our business and affairs, which could adversely affect our operations. Please refer to the section titled “Transactions with Related Persons” in Amendment No. 1 to our Annual 10-K, filed on Form 10-K/A with the SEC on April 28, 2021, for further information.

Third parties with whom we do business may perceive themselves as being exposed to reputational risk as a result of their relationship with us.

The parties with whom we do business, or would like to do business, may perceive that they are exposed to reputational risk as a result of our business activities relating to cannabis, which could hinder our ability to establish or maintain business relationships. These perceptions relating to the cannabis industry may interfere with our relationship with service providers, particularly in the financial services industry in the United States and jurisdictions where cannabis is not legal.

Because a significant portion of our sales are generated in Canada and other countries outside the United States, fluctuations in foreign currency exchange rates could harm our results of operations.

The reporting currency for our financial statements is the United States dollar. We derive a significant portion of our revenue and incur a significant portion of our operating costs in Canada and Europe, as well as other countries outside the United States, including Australia. As a result, changes in the exchange rate in these jurisdictions relative to the United States dollar, may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the United States dollar against the Canadian dollar and the Euro, although as we expand internationally, we will be subject to additional foreign currency exchange risks. Because we recognize revenue in Canada in Canadian dollars and revenue in Europe in Euros, if either or both of these currencies weaken against the United States dollar it would have a negative impact on our Canadian and/or European operating results upon the translation of those results into United States dollars for the purposes of consolidation. In addition, a weakening of these foreign currencies against the United States dollar would make it more difficult for us to meet our obligations under the convertible securities we have issued. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

We may have exposure to greater than anticipated tax liabilities, which could harm our business.

Our income tax obligations are based on our corporate operating structure and third-party and intercompany arrangements, including the manner in which we develop, value and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our international business activities, including the laws of the United States, Canada and other jurisdictions, are subject to change and uncertain interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology, intercompany arrangements, or transfer pricing, all of which could increase our worldwide effective tax rate and the amount of taxes that we pay and harm our business. Taxing authorities may also determine that the manner in which we operate our business is not consistent with how we report our income, which could increase our effective tax rate and the amount of taxes that we pay and could seriously harm our business. In addition, our future income taxes could fluctuate because of earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws, regulations or accounting principles.

We are subject to regular review and audit by federal, state, provincial and local tax authorities. Any adverse outcome from a review or audit could seriously harm our business. In addition, determining our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that the amounts recorded in our financial statements are reasonable, the ultimate tax outcome relating to such amounts may differ for such period or periods and may seriously harm our business. Furthermore, due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions, we may be subject to significant changes in ways that impair our financial results. Our results of operations and cash flows could be adversely affected by additional taxes imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information for tax reporting purposes to various government agencies.

We may not be able to utilize our net operating loss carryforwards which could result in greater than anticipated tax liabilities.

We have accumulated net operating loss carryforwards in the United States, Canada and other jurisdictions.  Our ability to use our net operating loss carryforwards is dependent upon our ability to generate taxable income in future periods. In addition, these net operating loss carryforwards could expire unused or be subject to limitations which impact our ability to offset future income tax liabilities. U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely.  However, our Canadian net operating loss carry-forwards begin to expire in 2028, and limited carryforward periods also exist in other jurisdictions. As a result, we may not be able realize the full benefit of our net operating loss carryforwards in Canada and other jurisdictions, which could result in increased future tax liability to us.  Further, our ability to utilize net operating loss carryforwards in the United States and other jurisdictions could be limited from ownership changes in the current and/or prior periods.

Risks Related to our Intellectual Property

We may not be able to adequately protect our intellectual property.

As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance under the CSA, the benefit of certain federal laws and protections that may be available to most businesses, such as federal trademark and patent protection, may not be available to us. As a result, our intellectual property may not be adequately or sufficiently protected against the use or misappropriation by third parties under such U.S. laws. In addition, since the regulatory framework of the cannabis industry is in a state of flux, we can provide no assurance that we will obtain protection for our intellectual property, whether on a federal, state or local level.

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

We are party to a number of licenses that give us rights to use third-party intellectual property that is useful to our business. Our success will depend, in part, on the ability of the licensor to maintain and enforce its licensed intellectual property, in particular, those intellectual property rights to which we have secured exclusive rights.

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

We may not realize the full benefit of third-party licenses if the licensed material has less market appeal than expected or restrictions on packaging and marketing hinder our ability to realize the value.

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

Risks Related to Ownership of Our Securities

The price of our common stock in public markets has experienced and may continue to experience severe volatility and fluctuations.

The market price for our common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, between January 1, 2021 and March 31, 2021, the trading price of our common stock ranged between a low sales price of $8.26 and a high sales price of $67 and included single day fluctuations as high as 100%. Additionally, during 2020, the trading price of our common stock ranged between a low sales price of $2.43 and a high sales price of $22.95. The market price of our common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) news reports or social media relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets; and (ix) the increase in the number of retail investors and their participation in social media platforms targeted at speculative investing.

The volatility of our stock and the stockholder base may hinder or prevent us from engaging in beneficial corporate initiatives.

Our stockholder base is comprised of a large number of retail (or non-institutional) investors, which creates more volatility since stock changes hands frequently.  In accordance with our governing documents and applicable laws, there are a number of initiatives that require the approval of stockholders at the annual or a special meeting. To hold a valid meeting, a quorum comprised of stockholders representing one-third of the voting power of our outstanding shares of common stock is necessary. A record date is established to determine which stockholders are eligible to vote at the meeting, which record date must be 30 – 60 days prior to the meeting. Since our stocks change hands frequently, there can be a significant turnover of stockholders between the record date and the meeting date which makes it harder to get stockholders to vote. While we make every effort to engage retail investors, such efforts can be expensive and the frequent turnover creates logistical issues. Further retail investors tend to be less likely to vote in comparison to institutional investors. Failure to secure sufficient votes or to achieve the minimum quorum needed for a meeting to happen may impede our ability to move forward with initiatives that are intended to grow the business and create stockholder value or prevent us from engaging in such initiatives at all. If we find it necessary to delay or adjourn meetings or to seek approval again, it will be time consuming and we will incur additional costs. See also Risk Factor “The inability to increase the authorized capital stock could impede our ability to pursue our strategic objectives, provide equity incentives to engage key talent and negatively impact stockholder value”.

The terms of our outstanding warrants may limit our ability to raise additional equity capital or pursue acquisitions, which may impact funding of our ongoing operations and cause significant dilution to existing stockholders.

On March 13, 2020, we entered into an underwriting agreement with Canaccord Genuity LLC relating to the issuance and sale of shares of our common stock  a price to the public of $4.76 per share and included warrants to purchase additional common stock at a price of $4.7599 per warrant.  As of May 31, 2021, 6,209,000 warrants remain outstanding and do not expire until March 13, 2025. The warrants contain a price protection, or anti-dilution feature, pursuant to which, the exercise price of such warrants will be reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, any newly issued securities issued at a discount to the original warrant exercise price of $5.95 per share. Therefore, the exercise price of the warrants may end up being lower than $5.95 per share, which could result in incremental dilution to existing stockholders.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Securities in cash or to repurchase the Convertible Securities upon a fundamental change.

We issued various securities convertible into shares of our common stock, or Convertible Securities. Holders of certain Convertible Securities have the right to require us to repurchase their Convertible Securities upon the occurrence of a fundamental change. In addition, upon conversion, unless we deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Securities being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Securities surrendered. In addition, our ability to repurchase the Convertible Securities or to pay cash upon conversions of the Convertible Securities may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Securities at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Securities as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Securities or make cash payments upon conversions thereof.

The conditional conversion feature of the Convertible Securities, if triggered, may adversely affect our financial condition and operating results.

In the event a conditional conversion feature of the Convertible Securities is triggered, holders of Convertible Securities will be entitled to convert the Convertible Securities at any time during specified periods at their option. If one or more holders elect to convert their Convertible Securities, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of Convertible Securities do not elect to convert their Convertible Securities, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Securities as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Securities may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Securities may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Securities, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Securities may encourage short selling by market participants because the conversion of the Convertible Securities could be used to satisfy short positions, or anticipated conversion of the Convertible Securities into shares of our common stock could depress the price of our common stock.

Certain provisions in the indentures governing the Convertible Securities may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indentures governing the Convertible Securities may make it more difficult or expensive for a third party to acquire us. For example, we may be required to repurchase certain Convertible Securities for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the relevant conversion rate for a holder that converts its Convertible Securities in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Securities and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

Provisions in our corporate charter documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current board of directors.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following:

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

The inability to increase the authorized capital stock could impede our ability to pursue our strategic objectives, provide equity incentives to engage key talent and negatively impact stockholder value.

Pursuant to a Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 25, 2021, a special meeting of the stockholders will be held to address certain proposals, including a proposal to increase the authorized share capital from 743,33,333 to 990,000,000 shares. We believe a greater number of authorized shares of common stock would provide us with flexibility to issue shares of common stock for any proper corporate purpose, which could include strategic investments, strategic partnership arrangements, awards or grants under employee equity incentive plans, equity based financing to support the execution of our business strategy, or other general purposes.  The availability of additional authorized shares of common stock would enhance the business and financial flexibility and allow us to execute any of these transactions in the future without the possible delays and significant expense of obtaining additional shareholder approval, unless otherwise required by our governing documents, or applicable laws or regulatory requirements.

If we are unsuccessful in securing stockholder approval to increase the authorized shares of capital stock, we may not be able to take timely advantage of market conditions or favorable financing or acquisition opportunities that would help us grow and create value for stockholders. This could impede our ability to pursue our strategic objectives and restrict the equity incentives available to attract, retain and motivate key talent, which could negatively impact the value of our stock.  See also Risk Factor “The volatility of our stock and the stockholder base may hinder or prevent us from engaging in beneficial initiatives”.

Certain jurisdictions may take positions adverse to investments in cannabis companies or to the investors themselves.

Certain jurisdictions may prohibit or restrict its citizens or residents from investing in or transacting with companies involved in the cannabis industry, even if such companies only conduct business in jurisdictions where cannabis is legal. For example, if an investor in the United Kingdom profits from an investment in a cannabis producer or supplier, such investment may technically violate the United Kingdom Proceeds of Crime Act 2002. Similar prohibitions or restrictions may apply in other jurisdictions where cannabis has not been legalized. In addition, such prohibitions and restriction may limit the ability to receive dividends if such dividends were to be declared in the future. However, no dividends on our common stock have been paid to date and we do not anticipate that, for the foreseeable future, we will pay cash dividends on our common stock.

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

We currently maintain insurance coverage, including product liability insurance, protecting many, but not all, of our assets and operations. Our insurance coverage is subject to coverage limits and exclusions and may not be available for all of the risks and hazards to which we are exposed, or the coverage limits may not be sufficient to protect against the full amount of loss. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities, including potential product liability claims, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that could diminish our liquidity, profitability or solvency.

The financial reporting obligations of being a public company and maintaining a dual listing on the TSX and on NASDAQ requires significant company resources and management attention.

We are subject to the public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act, and the listing requirements of Nasdaq Global Select Market (“NASDAQ”) and the Toronto Stock Exchange (“TSX”). We incur significant legal, accounting, reporting and other expenses in order to maintain a dual listing on both the TSX and NASDAQ. Moreover, our listing on both the TSX and NASDAQ may increase price volatility due to various factors, including the ability to buy or sell common shares, different market conditions in different capital markets and different trading volumes. In addition, low trading volume may increase the price volatility of the common shares.

As a cannabis company, we may be subject to heightened scrutiny in Canada and the United States that could materially adversely impact the liquidity of our shares of common stock.

Our existing operations in the United States, and any future operations, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in the United States and Canada.

Given the heightened risk profile associated with cannabis in the United States, the Canadian Depository for Securities Ltd., or CDS, may implement procedures or protocols that would prohibit or significantly impair the ability of CDS to settle trades for companies that have cannabis businesses or assets in the United States.

On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, the parent company of CDS, announced the signing of a Memorandum of Understanding (the “TMX MOU”) with Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The TMX MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The TMX MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States. However, there can be no assurances given that this approach to regulation will continue in the future. If such a ban were to be implemented, it could have a material adverse effect on the ability of holders of the common stock to settle trades. In particular, the shares of common stock would become highly illiquid until an alternative was implemented, and investors would have no ability to effect a trade of the common stock through the facilities of a stock exchange.

Tax and accounting requirements may change in ways that are unforeseen to us and we may face difficulty or be unable to implement or comply with any such changes.

We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. We currently maintain international operations and plan to expand such operations in the future. These operations, and any expansion thereto, will require us to comply with the tax laws and regulations of multiple jurisdictions, which may vary substantially. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we fail to comply.

The long-term effect of United States tax reform or the recently enacted CARES Act could adversely affect our business and financial condition.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Act”) was enacted, which contains significant changes to United States tax law. The U.S. Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made. Additionally, further guidance may be forthcoming from the Financial Accounting Standards Board and SEC, as well as regulations, interpretations and rulings from state tax agencies, which could result in additional impacts, possibly with retroactive effect. Any such changes or potential additional impacts could adversely affect our business and financial condition.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL)

carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Further it provides for increased deductibility of interest expense in 2019 and 2020. We are currently evaluating the impact of the CARES Act, but we do not currently expect that the NOL carryback provision or increased interest deductibility of the CARES Act to result in a material cash benefit to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in New York, NY. The following outlines our principal cultivation, manufacturing and storage facilities by reporting segment as of May 31, 2021:

Facility and Primary Use	Location	Reporting Segment	Owned/Leased	Square Footage
Canada:
Aphria One (Cannabis Cultivation and Processing)	Leamington, ON	Cannabis	Owned	1,400,000
Aphria Diamond (Cannabis Cultivation)	Leamington, ON	Cannabis	Owned[1]	1,500,000
Broken Coast (Cannabis Cultivation and Processing)	Vancouver Island, BC	Cannabis	Owned	47,000
Avanti (EU-GMP Cannabis Processing and Lab)	Brampton, ON	Business Under Development	Owned	18,000
Tilray North America Campus (EU-GMP Cannabis Cultivation and Processing)	Nanaimo, BC	Cannabis	Owned	60,000
High Park Farms (Cannabis Cultivation and Processing)	Enniskillen, ON	Cannabis	Leased[2]	626,000
High Park Holdings (Cannabis 2.0 Processing)	London, ON	Cannabis	Leased	134,000
Manitoba Harvest (Hemp Processing)	Winnipeg, MB	Wellness	Leased	15,000
Manitoba Harvest (Hemp Processing)	St. Agathe, MB	Wellness	Owned	35,000

United States:
Sweet Water Brewery (Craft Brewery)	Atlanta, GA	Beverage Alcohol	Leased[3]	25,000

International:
Tilray EU Campus and Cultivation Site (Cannabis Cultivation and Processing)	Cantanhede, Portugal	Cannabis	Owned[4]	3,300,000
CC Pharma (Distribution Operations)	Densborn, Germany	Distribution	Owned	70,000
Aphria RX (Cannabis Cultivation)	Neumünster, Germany	Business Under Development	Owned	65,000

ASG Pharma Ltd. (EU-GMP Cannabis Processing and Lab	Malta	Business Under Development	Leased	8,700
FL Group Srl (Distribution Operations)	Vado Ligure, Italy	Business Under Development	Leased	4,700
ABP (Distribution Operations)	Buenos Aires, Argentina	Business Under Development	Leased	10,000

[1]	Aphria Diamond is a 51% majority-owned subsidiary of Aphria, Inc. Aphria Diamond is a strategic venture with Double Diamond Farms.
[2]	On May 13, 2021, we announced our decision to close this facility in Enniskillen, ON. The facility is scheduled to cease operations in September 2021.
[3]

We maintain a right to purchase the leased SweetWater Brewery facility until November 25, 2023 for a fixed value and a right of last refusal to purchase the property thereafter until November 25, 2030.

[4]	In Cantanhede, Portugal, we own one cultivation and manufacturing location used for medical cannabis and land adjacent to this facility for future expansion.

We also lease space for other smaller offices in the United States, Canada, Europe and other parts of the world.

We believe our facilities and committed leased space are currently adequate to meet our needs. As we continue to expand our operations, we may need to acquire or lease additional facilities or dispose of existing facilities.

Item 3. Legal Proceedings.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes, including the proceedings specifically discussed below. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, we do not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, our management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on our consolidated financial position, consolidated results of operations, or consolidated cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our consolidated financial position, consolidated results of operations, or consolidated cash flows.

Class Action Suits and Shareholder Derivative Suits – U.S. and Canada

Authentic Brands Group Related Class Action (New York, United States)

On May 4, 2020, Ganesh Kasilingam filed a lawsuit in the United States District Court for the Southern District of New York (“SDNY”), against Tilray, Inc., Brendan Kennedy and Mark Castaneda, on behalf of himself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Kasilingam litigation”). The complaint alleges that Tilray and the individual defendants overstated the anticipated advantages of the Company’s revenue sharing agreement with Authentic Brands Group (“ABG”), announced on January 15, 2019, and that the plaintiff suffered losses when Tilray’s stock price dropped after Tilray recognized an impairment with respect to the ABG deal on March 2, 2020. On August 6, 2020, SDNY entered an order appointing Saul Kassin as Lead Plaintiff and The Rosen Law Firm, P.A. as Lead Counsel. Lead Plaintiff filed an amended complaint on October 5, 2020, which asserts the same Sections 10(b) and 20(a) claims against the same defendants on largely the same theory, and includes new allegations that Tilray’s reported inventory, cost of sales, and gross margins in its financial reports during the class period were false and misleading because Tilray improperly recorded unsellable “trim” as inventory and understated the cost of sales for its products. The defendants filed a motion to dismiss the Amended Complaint in its entirety on December 4, 2020. Plaintiff’s opposition to the defendants’ Motion to Dismiss was filed on January 25, 2021, and the defendants’ reply was filed on February 24, 2021. The Motion to Dismiss is now fully briefed and pending before the court.

Shareholder Derivative Lawsuits; Kasilingham Litigation (New York and Delaware)

On April 10, 2020, a shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York (“EDNY”) by Chad Gellner, Matthew Rufo, and Melvyn Klein, allegedly on behalf of Tilray, Inc., that piggy‐backs on the Kasilingam litigation referenced above. It named the Tilray Board of Directors and Mark Castaneda as defendants. The lawsuit asserts that the Tilray Board of Directors failed to prevent the alleged securities law violations asserted in the Kasilingam litigation. On May 29, 2020, a second shareholder derivative lawsuit was filed in SDNY by Bo Hu asserting essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative action. And on June 16, 2020, the plaintiffs in the Gellner derivative action voluntarily dismissed that lawsuit in the EDNY and re‐filed it in the SDNY. The plaintiffs in the two derivative actions in the SDNY have agreed with nominal defendant Tilray and the individual defendants to consolidate the actions, and have submitted the stipulation to the court for approval.

On June 5, 2020 a third shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware (“DDE”) by Lee Morgan, again alleging essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative actions. On November 3, 2020, DDE entered a stipulated stay pending developments in the securities class action pending in the SDNY. On December 21, 2020, a fourth shareholder derivative lawsuit was filed in the DDE by Donald Kisselbach, again alleging essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative actions. On March 1, 2021, the court ordered the parties’ stipulation, consolidating the DDE derivative actions under the caption In re Tilray, Inc. Consolidated Stockholder Litigation, and staying the consolidated action until the motion to dismiss the Kasilingam litigation is decided. The Company and the individual defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Tilray, Inc. Reorganization Litigation (Delaware, New York)

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

On March 4, 2020, the Delaware Court of Chancery entered an order consolidating the two cases and designating the complaint in the Braun/Noorian action as the operative complaint. The operative complaint asserts claims for breach of fiduciary duty against Brendan Kennedy, Christian Groh, Michael Blue, and Privateer Evolution, LLC (the “Privateer Defendants”) for alleged breaches of fiduciary duty in their alleged capacities as Tilray’s controlling stockholders and against Kennedy, Maryscott Greenwood, and Michael Auerbach for alleged breaches of fiduciary duties in their capacities as directors and/or officers of Tilray in connection with the prior merger of Privateer Holdings, Inc. with and into a wholly owned subsidiary (the “Downstream Merger”). The complaint alleges that the Privateer Defendants breached their fiduciary duties by causing Tilray to enter into the Downstream Merger and Tilray’s Board to approve that Downstream Merger, and that Defendants Kennedy, Greenwood, and Auerbach breached their fiduciary duties as directors by approving the Downstream Merger. Plaintiffs allege that the Downstream Merger gave the Privateer Defendants hundreds of millions of dollars of tax savings without providing a corresponding benefit to Tilray and its minority stockholders and that the Downstream Merger unfairly transferred and extended Kennedy, Blue, and Groh’s control over Tilray. On July 17, 2020, the plaintiffs filed an amended complaint asserting substantially similar claims. On August 14, 2020, Tilray and the Privateer Defendants moved to dismiss the amended complaint. At the February 5, 2021 hearing on Defendants’ Motions to Dismiss, the Plaintiffs agreed that their perpetuation of control claims are moot and stated that they intend to move for a fee award in connection with those claims. On June 1, 2021, the Court denied Defendants’ Motions to Dismiss the Amended Complaint.

In re Aphria Inc. Securities Litigation (New York, United States)

On December 5, 2018, a putative securities class action was commenced in SDNY against a number of defendants including Aphria and certain current and former officers and directors. The action claims that the defendants misrepresented the value of three cannabis-producing properties Aphria acquired in Jamaica, Colombia, and Argentina (the “LATAM Assets”).  The action claims that Aphria artificially inflated the price of its publicly-traded stock by making false statements about the LATAM Assets, and when the purported truth was revealed by a short-seller report and write-down, the stock price declined, harming investors.

On September 30, 2020, the Court denied the motion to dismiss the complaint as to Aphria, Vic Neufeld, and Carl Merton, and granted the motion as to Cole Cacciavillani, John Cervini, Andrew DeFrancesco, and SOL Global Investments. On October 1, 2020, Plaintiffs moved for reconsideration of the order dismissing DeFrancesco and SOL or, in the alternative, to amend their complaint.  On October 14, 2020, Aphria, Neufeld, and Merton moved for reconsideration of the order denying their motion to dismiss.  Both motions for reconsideration are still pending.

On March 16, 2021, Aphria, Neufeld, and Merton held a mediation with Plaintiffs’ counsel.  The mediation was unsuccessful, and the parties have not engaged in further negotiations.  The parties are currently awaiting the outcome of the motions for reconsideration from the Court, and discovery has not yet commenced. It is too early to determine potential damages.

LATAM and Nuuvera Class Actions and Individual Actions (Canada)

On January 29, 2018, Aphria announced the acquisition of Nuuvera Inc. On July 17, 2018, Aphria announced a planned expansion into Latin America and the Caribbean with the acquisition of LATAM Holdings Inc. The following class actions and four individual proceedings have been commenced in Canada against Aphria and several current or former officers relating to the Nuuvera and LATAM transactions:

(i)

a proposed class action (the “Vecchio Action”) commenced in the Ontario Superior Court in February 2019 alleging statutory and common law misrepresentations and oppression relating to the Nuuvera and LATAM transactions.  The Vecchio Action names Aphria, Merton, Neufeld, Cacciavillani, and 5 underwriters as defendants;

(ii)

a proposed class action (the “Ranger Action”) commenced in the Quebec Superior Court in December 2018 alleging a breach of the Quebec Civil Code, secondary market misrepresentation, and conspiracy relating to the Nuuvera and LATAM transactions.  The Ranger Action names Aphria, Merton, Neufeld, Cacciavillani, Cervini, Sol Global Investments Corp., and Andrew DeFrancesco as defendants. On February 5, 2021, the Ranger Action was dismissed by the Quebec Superior Court due to a lack of jurisdiction;

(iii)

four individual actions (the “Individual Actions”) commenced by Wan, Bergerson, Landry, and Profinsys in the Ontario Superior Court alleging statutory and common law misrepresentations relating to the LATAM and Nuuvera transactions. The Individual Actions name Aphria, Merton, Neufeld, and Cacciavillani as defendants.

In the Vecchio Action, a motion for certification and leave to proceed scheduled for the week of June 21, 2021 was delayed.  It is anticipated that there will be a motion on consent to certify and grant leave to proceed for the secondary market statutory misrepresentation claims against Aphria, Vic Neufeld, and Cole Cacciavillani and that the Order would dismiss the claims of oppression and common law misrepresentation as well as all claims against Carl Merton. The underwriters will be opposing the certification of the prospectus claim and this claim has been excluded from the proposed motion settlement pending the disposition of this issue.

No steps have been taken in the Individual Actions since Aphria advised plaintiffs’ counsel that it will bring a motion to stay these claims pending the certificate on and leave to proceed motions in the Vecchio Action if any further steps are taken to advance the claims.

Langevin Canada Class Action Regarding Alleged Mislabled Products (Alberta, Canada)

On June 16, 2020, Lisa Langevin commenced a purported class action against Tilray, Aphria, and Broken Coast Cannabis Ltd. (a subsidiary of Aphria) in the Alberta Court of Queen’s Bench, on her behalf and on behalf of a proposed class of all medicinal and recreational users in Canada of the defendants’ cannabis products who consumed the products before their expiry date. The plaintiff alleges that the defendants marketed medicinal and recreational cannabis products in circumstances where the defendants misrepresented the amount of Tetrahydrocannabinol or Cannabidiol in certain of their respective products. The plaintiff claims that as a result of the alleged mislabeling, the plaintiff and proposed class members did not receive and consume the product that they believed they had purchased causing them loss, risk of injury and actual injury. The plaintiff seeks $500,000,000 in damages and restitution and $5,000,000 in punitive damages plus interest and costs collectively from the defendants. On July 20, 2020, plaintiff filed an Amended Statement of Claim, and on December 4, 2020 filed a Third Amended Statement of Claim. The application by the defendants to be relieved from the obligation to file a Statement of Defense was argued before the case management justice on June 1, 2021, and a decision is under reserve.  We plan to vigorously defend against this action, but there can be no assurance as to the outcome.

Legal Proceedings Related to Contractual Obligation

420 Investments Ltd. Litigation

On February 21, 2020, 420 Investments Ltd., as Plaintiff (“420 Investments”), filed a lawsuit against Tilray, Inc. and High Park Shops Inc. (“High Park”), as Defendants, in Calgary, Alberta in the Court of Queen’s Bench of Alberta. In August 2019, Tilray and High Park entered into an Arrangement Agreement with 420 Investments and others (the “Agreement”). Pursuant to the Agreement, High Park was to acquire the securities of 420 Investments. In February 2020, Tilray and High Park gave notice of termination of the Agreement. 420 Investments alleges that the termination was unlawful and without merit and further alleges that the Defendants had no legal basis to terminate. 420 Investments alleges that the Defendants did not meet their contractual and good faith obligations under the Agreement. 420 Investment seeks damages in the stated amount of C$110 million, plus C$20 million in aggravated damages. The Tilray and High Park Statement of Defense and counterclaim were both filed on March 20, 2020. 420 Investment’s Statement of Defense to our counterclaim was filed on April 20, 2020. No trial date has been set.  The Company denies the Plaintiff’s allegations and intends to vigorously defend this litigation matter, although there can be no assurance as to its outcome.

Settled or Resolved Legal Proceedings

Wyckoff Supply Agreement Arbitration; Settlement

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

Shareholder Business Combination Lawsuits Relating to Proxy Statement

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

Tilray and the other named defendants in the Complaints took the position that these lawsuits were without merit and that no supplemental disclosure was required to the Proxy Statement/Circular under any applicable law, rule or regulation. However, solely to eliminate the burden and expense of litigation and to avoid any possible disruption to the Arrangement that could result from further litigation, Tilray filed a Form 8-K dated April 8, 2021 providing supplemental information to be read in conjunction with the Proxy Statement/Circular.  On April 21, 2021, Alicia Barron-Archer voluntarily dismissed her lawsuit.  On April 22, 2021, Arthur Reveles voluntarily dismissed his lawsuit.  On April 24, 2021, Patricia Violini voluntarily dismissed her lawsuit.   On April 30, 2021, Stephanie Young voluntarily dismissed her lawsuit. On May 3, 2021, Steven Lees voluntarily dismissed his lawsuit. On May 5, 2021, Richard Lawrence voluntarily dismissed his lawsuit. On May 11, 2021, Charles Williams voluntarily dismissed his lawsuit.

Bill’s Nursery v. Tilray, Inc.

On April 8, 2021, Bill’s Nursery, Inc. (“BNI”), a Florida nursery and medical marijuana treatment clinic operator, and its owner, Stephen Garrison, filed suit in Washington state court asserting claims against Tilray, Inc. (as successor to Privateer Evolution, LLC) for breach of contract, breach of the implied duty of good faith, breach of fiduciary duty, and fraud, arising out of Tilray’s decision not to include the content of Tilray’s proprietary standard operating procedures (“SOPs”) in the parties’ 2015 applications for a “Dispensing Organization” license in Florida.  On May 28, 2021 a Settlement Agreement and Release was signed to dismiss the lawsuit against Tilray, Inc. On June 7, 2021, Court signed the order dismissing this action.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TLRY.”

Holders

As of July 27, 2021, there were approximately 364 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. It is our current intention to not declare or pay any dividends for the foreseeable future as we intend to utilize all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends common stock is limited by the terms and cannot be paid without the consent of the lender, as well as any future debt or preferred securities.

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

On May 11, 2021, the Company issued 94,558 shares of its common stock in connection with a price protection clause associated with the settlement of the termination of a supply agreement with an unrelated third party. The issuance of the common stock described above was exempt from registration under Section 4(a)(2) of the Securities Act 1933, as amended, as a transaction by an issuer not involving a public offering.

On May 12, 2021, the Company issued 507,739 shares of its common stock in connection with a price protection clause associated with the renegotiation of the Aphria Diamond supply agreement. The issuance of the common stock described above was exempt from registration under Section 4(a)(2) of the Securities Act 1933, as amended, as a transaction by an issuer not involving a public offering.

Stock Performance Graph

The following graph compares the performance of our common stock to the Nasdaq Composite and the Horizons Marijuana Life Sciences Index for the period from July 18, 2018 through May 31, 2021 in comparison to the indicated indexes. The results assume that $100, which was invested on July 18, 2018 in our common stock and each of the indicated indexes.

$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
July - 18
May -19
May - 20
May - 21
TLRY
Nasdaq Composite
Horizons Marijuana Life Sciences Index

	July 18,	May 31,
	2018	2019	2020	2021
Tilray Inc.	$100.00	$169.76	$43.99	$74.45
Nasdaq Composite	$100.00	$95.24	$121.27	$175.70
Horizons Marijuana Life Sciences Index	$100.00	$110.97	$44.93	$62.28

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part II, Item 8 of this Form 10-K in this Annual Report for the fiscal year ended May 31, 2021 (“Annual Report”).

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

Company Overview

We are a leading global cannabis-lifestyle and consumer packaged goods company headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia, and Latin America that is changing people’s lives for the better – one person at a time – by inspiring and empowering the worldwide community to live their very best life by providing them with products that meet the needs of their mind, body, and soul and invoke a sense of wellbeing. Tilray’s mission is to be the trusted partner for its patients and consumers by providing them with a cultivated experience and health and wellbeing through high-quality, differentiated brands and innovative products.

Our overall strategy is to leverage our scale, expertise and capabilities to drive market share in Canada and internationally, achieve industry-leading, profitable growth and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in consumer insights, drive category management leadership and assess growth opportunities with the introduction of innovative new products.  In addition, we are relentlessly focused on managing our cost of goods and expenses in order to maintain our strong financial position.

Within Canada, we are focused on gaining market share in the Canadian cannabis industry by executing on our strategic priorities through entering new product categories that possess the most consumer demand, while leveraging our expertise to develop brands that are truly differentiated from our competitors and carefully curated to meet patient and consumer demand, investing in brand building and innovation activities and optimizing our production to continue to be the high-quality, low-cost producer we are today.

Internationally, we are focused on business activities that provide a return on investment in the near term without being capital intensive. We intend to continue to maximize the utilization of our existing assets and investments in connection with the development and execution of our international growth plans, while leveraging our cannabis expertise and well-established medical brands. Through our well positioned cultivation facilities in Portugal and Germany, we intend to fuel the demand for our EU GMP certified medical grade cannabis internationally. By building on this foundation, we strive to take a leadership position in the international cannabis industry.

Within the U.S., we are focused on leading the craft beer segment, including growing our SweetWater brand by expanding our distribution footprint, focusing on new product development and innovation and building brand awareness of, and equity in, our existing adult-use cannabis brands in the U.S. ahead of federal legalization of cannabis by leveraging the SweetWater manufacturing and distribution infrastructure. Further complementing this strategy, our Manitoba Harvest brand is a leading manufacturer of hemp-derived CBD and other cannabinoid products to promote the acceptance and mainstream usage of cannabis and hemp-based products ahead of federal legalization.

Aphria – Tilray Business Combination

On December 15, 2020, Tilray entered into an Arrangement Agreement (as amended, the “Arrangement Agreement” with Aphria Inc. (“Aphria”), pursuant to which Tilray acquired all of the issued and outstanding common shares of Aphria pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act.

On April 30, 2021, upon consummation of the Arrangement, Aphria stockholders and Tilray stockholders owned approximately 61.2% and 38.8%, respectively, of the post-closing outstanding Tilray common stock resulting in the reverse acquisition of Tilray, whereby Tilray is the legal acquirer and Aphria is the acquirer for accounting purposes.  Accordingly, in this Form 10-K, the assets and liabilities of Aphria are presented at their historical carrying values and the assets and liabilities of Tilray are recognized on the effective date of the business combination transaction and measured at fair value. The operating results for the prior years are of those of Aphria.

As a result of the Arrangement, the sales of Aphria stock that previously traded under the ticker symbol “APHA” ceased trading and were delisted from the Toronto Stock Exchange (“TSX”) on or about May 4, 2021. Our common stock shares commenced trading on the Nasdaq under the ticker symbol “TLRY” on May 3, 2021.  In conjunction with the reverse acquisition, the Company elected to adopt Aphria’s fiscal year end of June 1 to May 31.  For the year ending May 31, 2021, the Company’s financial information includes the financial results of Aphria for the 12-months ended May 31, 2021 and the one-month operating results of Tilray, as follows:

	Years ended May 31,
	2021	2020	2019
Revenue	$513,085	$405,326	$179,303
Net loss	$(336,014)	$(100,833)	$(36,093)
Net loss per share - basic and diluted	$(1.25)	$(0.47)	$(0.18)

The Coronavirus ("COVID-19") Pandemic, Its Impact on Us

Tilray continues to closely monitor and respond, where possible, to the ongoing COVID-19 pandemic. As the global situation continues to change rapidly, ensuring the well-being of our employees remains one of our top priorities. The Company also remains committed to providing best in class care and service to our valued patients and consumers – facilities continue to remain open and operational with heightened measures in place to protect the health and safety of employees, vendors, partners and their families. The Company is committed to enhancing these measures and implementing other necessary practices as the situation warrants.

COVID-19 impact on our Cannabis operations

Leamington, Brampton, Enniskillen and London, Ontario: Our Leamington facilities, Aphria One and Aphria Diamond, Brampton facility, Avanti, London facility, High Park Processing Facility, and Enniskillen facility, High Park Farms, remain open and are currently considered essential businesses by the Ontario government.

Duncan and Nanaimo, British Columbia:  Our Duncan facility, Broken Coast, and our Nanaimo Facility, Tilray Canada, in British Columbia ("BC"), remain open and are currently considered essential businesses by the BC government.

Supply chain in Canada: Our supply chain team continues to work closely with our supply chain partners on a day-to-day basis to prevent and minimize any sort of disruption. As of the date of this Annual Report, there do not appear to be any indications of challenges or material delays in our supply chain; however, the Company has undertaken pre-emptive measures to ensure alternate supply sources in different continents.

Cantanhede and Esporão, Portugal: Our Cantanhede and Esporão facilities, Tilray European Union campus and cultivation site, remain open and are considered essential services by the Portuguese government.

Supply chain in Portugal: Our supply chain team continues to work closely with our supply chain partners on a day-to-day basis to prevent and minimize any sort of disruption.

COVID-19 impact on our SweetWater business

Our brewery located in Atlanta, Georgia has remained open during the COVID-19 global pandemic.  During the COVID-19 pandemic, the federal, state and local governments at various times imposed restrictions as a result of the pandemic, which include, among others, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), ordering businesses, particularly bars and restaurants, to close or limit operations or people to stay at home, which have impacted the SweetWater business primarily driven by reductions in sales and profit margin. The reduced profit margins are driven by a reduction in keg demand from the on-premises channel, which have higher profit margins than products intended for off-premises consumption. We believe this change in SweetWater’s sales mix and demand may continue as long as the COVID-19 pandemic continues.

COVID-19 impact on our medical and distribution businesses

Our medical distribution businesses located in Densborn, Germany and Buenos Aires, Argentina continue to remain open during the COVID-19 pandemic as they are considered essential services by their local governments.  In addition, our Canadian medical cannabis business also continued to operate.  The sales and associated EBITDA for these businesses were negatively impacted by government-imposed restrictions, which included, among others, orders for people to stay at home.  This resulted in a general decrease in elective medical procedures and surgeries and in-person medical visits, which in turn resulted in, the Company experiencing and may continue to experience decreases in revenue in its Canadian medical cannabis and global distribution businesses. Declining new patient registrations in Canada driven by the decrease in medical visits continue to impact our medical cannabis business. Limitations on elective medical procedures and lower frequency patient visits to physicians and pharmacies continue to impact our global distribution businesses as doctors have less opportunity to write new prescriptions.  Further, due to government-imposed restrictions, CC Pharma was not able to source inventory from surrounding countries in sufficient quantities to support its sales demand, which also impacted its revenue.

Increasing COVID-19 case counts in Canada, Germany, Portugal and the United States

We continue to monitor infection rates and the measures taken by various governments to contain the infection and begin providing vaccinations. As of the date of this Annual Report, we note an increase in infection rates with increasingly stronger measures being adopted in those countries in which the Company operates predominately Germany and Portugal. Further, we note a decrease in infection rates, largely as a result of additional efforts to vaccinate, after our year-end, in Canada and the United States.

In Canada, during fiscal 2021 and the last quarter of the fiscal year, individual provinces took increasingly stronger measures to slow infection rates, including the temporary closure of retail outlets, including cannabis stores. Most provinces, however, allowed curbside pick-up or delivery replacing in-person visits to cannabis stores.

In Germany, the duration of lockdown measures that were put in place continue to be extended and became more restrictive and, as a result, the German population became less mobile with patients not visiting their physicians or engaging in elective surgeries.

In Portugal, the lockdown measures continue to be monitored with the country reaching various stages of reopening while maintaining partial capacity in gathering places and limiting nonessential activities. The lockdown caused construction delays in our 3.3-hectare greenhouse expansion at our Cantanhede facility and impacted the schedule of our first harvest by two-months.

In the United States, while lockdown measures have not been as stringent as in Canada and in Germany, certain state and local governments significantly curtailed entertainment activities, including the consumption of alcohol at on-premises locations. The reduction of on-premises consumption was fully been offset by an increase in off-premises consumption.

Depending on the length and severity of these measures to help curtail COVID-19, particularly during periods where defined “lock-downs” are in effect, our revenues may be negatively impacted.

Protection of our employees

We took and continue to take, important steps to protect our employees during this period, including:

•	Mandatory mask policy in all common and production areas;
•	Staggered work schedules, banning all non-essential contractors and closing our facility to guests, all to reduce flow of traffic into and out of our facilities;

•	Staggered employee breaks, redesigned work stations and processes to minimize employee interaction and ensure appropriate social distancing;
•	Installed thermal scanners at all facility employee entrances to monitor employee temperatures;
•	Enhanced sanitation of work areas, both in terms of breadth and depth of cleanings; and
•	Implemented mandatory 14-day quarantines for all workers returning from out of country visits.

Giving back to our communities

We are providing multiple programs to seniors and front-line healthcare workers in the local Leamington community to support them during this period, including having:

•	Made various donations to Erie Shores Community Hospital;
•	Made a donation of excess personal protective equipment to Erie Shores Community Hospital;
•

Continued the Aphria Supports program, where employee volunteers operate a dedicated local phone number for seniors and front-line healthcare workers to purchase and deliver groceries and other necessities during this difficult time; and,

•	Continued a 10% discount on medical products to compensate for the current economic climate.

Effects of COVID -19 on our Adult Use Revenue

This retail sales decline of November impacted the Company in late November / early December, as licensed producers sell to provincial boards who, in turn, sell to retailers who then sell direct to consumers. This can represent a significant lag between sales from the Company and the related retail sale. With the decline in the retail sales in January and February, which were forecasted for growth, the provincial boards took measures to lower their inventory levels through a combination of slower replenishments and product returns.

These measures resulted in the Company receiving product returns of approximately $4,500. The Company was able to partially mitigate the impact of these returns by finding alternative distribution channels to sell these products. We believe these returns were more substantial for the Company than our competitors, as we continue to hold the largest market share in Alberta, which issued the largest returns as a response to the provincial lockdowns.

As the company experienced continued reduced sales levels in mid to late January, tied with the expected lifting of lockdown not occurring until late June, we reacted quickly to preserve our operating profit and adjusted EBITDA. During the second half of the fiscal year, the Company modified pricing on some of our products, implemented temporary four-day work weeks at our Canadian cannabis facilities, better managed headcount and reduced planned operating spending. The Company believes these initiatives had a major role in reporting the level of positive adjusted EBITDA. During the last six months of our fiscal year, despite widespread COVID-19 related lockdowns and absent adjustments for recent consolidation in the industry, the Company maintained its leading position, as the top licensed producer in Canada, in terms of consumer sales across all brands for those provinces where such information is available and published. The Company expects that the cannabis retail market will resume the previous trajectory of growth, once these provincial restrictions are lifted and remain lifted.

Use of Non-GAAP Measures

Throughout this Annual Report on Form 10-K, we discuss non-GAAP financial measures, including reference to:

•	gross profit (excluding inventory valuation adjustments and purchase price allocation (“PPA”) step up),
•	cannabis gross profit and margin (excluding inventory valuation adjustments and PPA step-up),
•	beverage alcohol gross profit and margin (excluding inventory valuation adjustments and PPA step-up),
•	distribution gross profit and margin (excluding inventory valuation adjustments and PPA step-up),

•	wellness gross profit and margin (excluding inventory valuation adjustments and PPA step-up),
•	adjusted net income (loss),
•	free cash flow, and
•	adjusted EBITDA.

All these non-GAAP financial measures should be considered in addition, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). These measures, which may be different than similarly titled measures used by other companies, are presented to help investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Business Acquisitions

Prior to the completion of the Arrangement, our consolidated financial statements were presented under International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board and in Canadian Dollars (C$).  All prior periods have been recast and are shown in this Annual Report in Form 10-K under GAAP and in United States Dollars ($).  Accordingly, the assets and liabilities of Aphria are presented at their historical carrying values and the assets and liabilities of Tilray are recognized on the effective date of the business combination and measured at fair value. The operating results for the prior years are of those of Aphria.

Acquisition of Sweetwater

On November 25, 2020, the Company, through its wholly-owned subsidiary Four Twenty Corporation, completed the purchase of all the shares of SW Brewing Company, LLC which is the holding company of 100% of the common shares of SweetWater, one of the largest independent craft brewers in the U.S. The purchase price consisted of cash consideration of $255,543, share consideration of 8,232,810 shares, and additional cash consideration of up to $66,000 contingent on SweetWater achieving specified EBITDA targets. The acquisition of SweetWater gave the Company an opportunity to build brand awareness in the U.S. ahead of federal legalization, amongst other objectives.

The historical business acquisitions consummated by Tilray prior to the completion of the Arrangement are included in the net assets acquired upon completion of the Arrangement.

Results of Operations

Our consolidated results, in millions except for per share data, are as follows:

	For the years ended May 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net revenue	$513,085	$405,326	$179,303	27%	126%
Cost of goods sold	389,903	309,273	135,792	26%	128%
Gross profit	123,182	96,053	43,511	28%	121%
Operating expenses:
General and administrative	111,575	93,789	75,841	19%	24%
Selling	26,576	18,975	3,752	40%	406%
Amortization	35,221	15,138	9,550	133%	59%
Marketing and promotion	17,539	15,266	17,400	15%	(12%)
Research and development	830	1,916	1,052	(57%)	82%
Impairment	—	50,679	57,259	(100%)	(11%)
Transaction costs	63,612	4,299	17,588	1,380%	(76%)
Total operating expenses	255,353	200,062	182,442	28%	10%
Operating loss	(132,171)	(104,009)	(138,931)	27%	(25%)
Finance income (expense), net	(27,977)	(19,371)	5,259	44%	(468%)
Non-operating (expense) income, net	(184,838)	14,195	95,534	(1,402%)	(85%)
(Loss) income before income taxes	(344,986)	(109,185)	(38,138)	216%	186%
Income taxes (recovery)	(8,972)	(8,352)	(2,045)	7%	308%
Net (loss) income	$(336,014)	$(100,833)	$(36,093)	233%	179%

Fiscal 2021 reflects the impacts of COVID-19 on our results of operations. Refer to the discussion above on the effects of COVID-19 and discussion of our results below for additional information.

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

	For the years ended May 31,
	2021	2020	2019
Net cannabis revenue	$201,392	$129,896	$59,876
Net beverage alcohol revenue	28,599	—	—
Distribution revenue	277,300	275,430	119,427
Wellness revenue	5,794	—	—
Cannabis cost of sales	130,511	68,551	31,341
Beverage alcohol cost of sales	12,687	—	—
Distribution cost of sales	242,472	240,722	104,451
Wellness cost of sales	4,233	—	—
Gross profit (excluding inventory valuation adjustments and step-up)	143,936	96,053	43,511
Cannabis gross margin (excluding inventory valuation adjustments and step-up)	45.1%	47.2%	47.7%
Beverage gross margin (excluding inventory valuation adjustments and step-up)	58.6%	—	—
Distribution gross margin (excluding inventory valuation adjustments and step-up	12.6%	12.6%	12.5%
Wellness gross margin (excluding inventory valuation adjustments and step-up)	26.9%	—	—
Adjusted EBITDA	40,771	5,845	(23,780)
Cash and cash equivalents	488,466	360,646	407,185
Working capital	482,368	461,732	457,679

Segment Reporting

Our reporting segments revenue is primarily comprised of revenues from our cannabis, distribution, wellness, beverage alcohol operations and business under development, as follows:

	For the year ended May 31,
	2021	2020	2019	Change 2021 vs. 2020		Change 2020 vs. 2019
Cannabis business	$201,392	$129,896	$59,876	$71,496	55%	$70,020	117%
Distribution business	277,300	275,430	119,427	1,870	1%	156,003	131%
Beverage alcohol business	28,599	—	—	28,599	0%	—	0%
Wellness business	5,794	—	—	5,794	0%	—	0%
Business under development	—	—	—	—	0%	—	0%
	$513,085	$405,326	$179,303	$107,759	27%	$226,023	126%

Our geographic revenue is, as follows:

	For the year ended May 31,
	2021	2020	2019	Change 2021 vs. 2020		Change 2020 vs. 2019
North America	$229,120	$129,663	$59,629	$99,457	77%	$70,034	117%
EMEA	279,062	271,291	116,578	7,771	3%	154,713	133%
Latin America	4,903	4,372	3,096	531	12%	1,276	41%
Total	$513,085	$405,326	$179,303	$107,759	27%	$226,023	126%

Our geographic capital assets are, as follows:

	For the year ended May 31,
	2021	2020	Change 2021 vs. 2020
North America	$504,575	$371,823	$132,752	36%
EMEA	140,838	44,348	96,490	218%
Latin America	5,285	4,535	750	17%
Total	$650,698	$420,706	$229,992	55%

Distribution revenue

Revenue from Distribution operations for the year ended May 31, 2021 was $277,300 as compared to $275,430 in the prior year, representing a slight increase of 1% on a year over year basis. Included in distribution revenue is $270,873 of revenue from CC Pharma, and $6,427 of revenue from other distribution companies for the year ended May 31, 2021 versus $270,131 and $5,299 in the prior year.  The slight increase in distribution revenue for the year ended May 31, 2021 as compared to prior year was primarily the result of increases in the value of the Euro compared to the US dollar for the year ended May 31, 2021 compared to May 31, 2020. This increase was partially offset by COVID-19 mandatory lockdowns, which resulted in insufficient supply from other European Union countries, fewer workdays from lockdown periods, and limitations on elective medical procedures and lower frequency in-person visits to physicians and pharmacies.

The increase in distribution revenue the year ended May 31, 2020 versus the prior year was primarily driven by only owning CC Pharma for 5 months during the year ended May 31, 2019.

For the three months ended May 31, 2021, as compared to the same quarter prior year, revenue decreased from $73,955 to $66,792 primarily due to difficulties in securing inventory from countries in the European Union that closed their borders due to COVID-19 lockdowns and limitations on elective medical procedures and lower frequency in-person visits to physicians and pharmacies.

Beverage alcohol revenue

Revenue from our Beverage operations for the year ended May 31, 2021 was $28,599 from SweetWater which was acquired on November 25, 2020.  SweetWater operates on-premise, wholesale, and specialty sales.  Revenues were negatively impacted from reduction in keg demand from the on-premises channel, which have higher profit margins than products intended for off-premises consumption.

For the three months ended May 31, 2021, beverage alcohol revenue was $15,947, with no comparable amount as SweetWater was acquired during the current fiscal year.

Wellness revenue

Included in Wellness revenue is $5,794 from Manitoba Harvest, for the year ended May 31, 2021.  Manitoba Harvest was part of the assets acquired in the Arrangement. There are no comparable revenues in the prior year being presented.

Cannabis revenue

	Year ended May 31,
Cannabis revenue by market	2021	2020	2019	Change 2021 vs. 2020		Change 2020 vs. 2019
Revenue from medical cannabis products	$25,539	$28,685	$33,017	$(3,146)	(11%)	$(4,332)	(13%)
Revenue from adult-use cannabis products	222,930	112,207	30,236	110,723	99%	81,971	271%
Revenue from wholesale cannabis products	6,615	12,585	4,339	(5,970)	(47%)	8,246	190%
Revenue from international cannabis products	9,250	—	—	9,250	—%	—	—%
Total cannabis revenue by market	264,334	153,477	67,592	110,857	72%	85,885	127%
Excise taxes	(62,942)	(23,581)	(7,716)	(39,361)		(15,865)
Total cannabis net revenue by market	$201,392	$129,896	$59,876	$71,496		$70,020

During the year ended May 31, 2021, kilogram equivalents sold increased at a disproportionate rate as compared to the increase in revenue as a result of the decrease in average selling price per gram.  We expect continuous pressure on average selling price for at least the first half of the year.

During the year ended May 31, 2020, kilogram equivalents of cannabis sold increased as compared to the year ended May 31, 2019 as a result of the continued growth of our adult-use market.

Revenue from medical cannabis products:  Revenue from medical cannabis products for the year ended May 31, 2021 was $25,539 as compared to $28,685 in the prior year, representing a decrease of (11%).

The decrease in revenue from medical cannabis sold during 2021 as compared to 2020 was related to a decrease in average gross retail selling price to medical patients.  The decline is a result of specific pricing programs offered to assist patients in need who have been negatively impacted by the COVID-19 pandemic, along with other promotional programs.,

Revenue from adult-use cannabis products:  Revenue from adult-use cannabis products for the year ended May 31, 2021 was $222,930 as compared to $112,207 in the prior year, increase almost double the amount in the prior year, or 99% primarily due to increase in market share for the first half of the year, which was offset by  lowered replenishment rates and ordering by the provincial boards as a response to the lockdown measures and the decline in the retail cannabis market.  In the second half of the year our volumes were consistent with the first half of year, while the average gross selling price to the adult-use market declined. The decrease is primarily related to consumer trends to large-format and price compression in the market, magnified by consumer behavior during the lockdowns to a much heavier focus on price and potency.

Wholesale cannabis revenue: Revenue from wholesale cannabis products for the year ended May 31, 2021 was $6,615 as compared to $12,585 in the prior year, representing a decrease of (47%). The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales.

International cannabis revenue: Revenue from international cannabis products for the year ended May 31, 2021 was $9,250 as compared to nil in the prior year.  The increase is largely due to our export of product to Israel, and one month of legacy Tilray’s larger international cannabis business.

Gross profit and gross margin

Our gross profit and gross margin for the years ended May 31, 2021, 2020 and 2019, is as follows, for our each of our operating segments:

	For the year ended May 31,
Cannabis	2021	2020	2019	Change 2021 vs. 2020	Change 2020 vs. 2019
Revenue	$264,334	$153,477	$67,592	$110,857	$85,885
Excise taxes	(62,942)	(23,581)	(7,716)	(39,361)	(15,865)
Net revenue	201,392	129,896	59,876	71,496	70,020
Cost of goods sold	130,511	68,551	31,341	61,960	37,210
Gross profit	70,881	61,345	28,535	9,536	32,810
Gross margin	35%	47%	48%	(12%)	(1%)
Adjustments:
Inventory valuation adjustments	19,919	—	—	19,919	—
Purchase price accounting step-up	—	—	—	—	—
Adjusted gross profit (1)	90,800	61,345	28,535	29,455	32,810
Adjusted gross margin (1)	45%	47%	48%	(2%)	(0%)
Distribution
Revenue	$277,300	$275,430	$119,427	$1,870	$156,003
Excise taxes	—	—	—	—	—
Net revenue	277,300	275,430	119,427	1,870	156,003
Cost of goods sold	242,472	240,722	104,451	1,750	136,271
Gross profit	34,828	34,708	14,976	120	19,732
Gross margin	13%	13%	13%	(0%)	0%
Adjustments:
Inventory valuation adjustments	—	—	—	—	—
Purchase price accounting step-up	—	—	—	—	—
Adjusted gross profit (1)	34,828	34,708	14,976	120	19,732
Adjusted gross margin (1)	13%	13%	13%	(0%)	0%
Beverage alcohol
Revenue	$29,661	$—	$—	$29,661	$—
Excise taxes	(1,062)	—	—	(1,062)	—
Net revenue	28,599	—	—	28,599	—
Cost of goods sold	12,687	—	—	12,687	—
Gross profit	15,912	—	—	15,912	—
Gross margin	56%	0%	0%	56%	0%
Adjustments:
Inventory valuation adjustments	—	—	—	—	—
Purchase price accounting step-up	835	—	—	—	—
Adjusted gross profit (1)	16,747	—	—	15,912	—
Adjusted gross margin (1)	59%	0%	0%	59%	0%
Wellness
Revenue	$5,794	$—	$—	$5,794	$—
Excise taxes	—	—	—	—	—
Net revenue	5,794	—	—	5,794	—
Cost of goods sold	4,233	—	—	4,233	—
Gross profit	1,561	—	—	1,561	—
Gross margin	27%	0%	0%	27%	0%
Adjustments:
Inventory valuation adjustments	—	—	—	—	—
Purchase price accounting step-up	—	—	—	—	—
Adjusted gross profit (1)	1,561	—	—	1,561	—
Adjusted gross margin (1)	27%	0%	0%	27%	0%

(1)

Gross profit (excluding inventory valuation adjustments) and gross margin percentage (excluding inventory valuation adjustments) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures”

Cannabis gross margin: Gross margin of 35% decreased in 2021 versus 2020 primarily due to an inventory write off of $19,919 from excess inventory quantities of the combined cannabis operations. Adjusted gross margin of 45% decreased in 2021 versus 2020 primarily due to price compressions during the COVID-19 lockdowns, offset by the Company’s improved cost structure.

Distribution gross margin: Gross margin of 13% remained consistent versus 2020.

Beverage alcohol gross margin:  Gross margin of 56% is in line with our expectations.  This is the first fiscal year in which we operated in this segment. We note that COVID-19 disrupted our product sales mix, resulting in lower than traditional gross margins for SweetWater.

Wellness gross margin:  Gross margin of 27% reflects one month of sales. We acquired the wellness business in the Aphria-Tilray business combination.

Operating expenses

	For the year ended May 31,
	2021	2020	2019	Change 2021 vs. 2020		Change 2020 vs. 2019
General and administrative	$111,575	$93,789	$75,841	$17,786	19%	$17,948	24%
Selling	26,576	18,975	3,752	7,601	40%	15,223	406%
Amortization	35,221	15,138	9,550	20,083	133%	5,588	59%
Marketing and promotion	17,539	15,266	17,400	2,273	15%	(2,134)	(12%)
Research and development	830	1,916	1,052	(1,086)	(57%)	864	82%
Impairment	—	50,679	57,259	(50,679)	(100%)	(6,580)	(11%)
Transaction costs	63,612	4,299	17,588	59,313	1,380%	(13,289)	(76%)
	$255,353	$200,062	$182,442	$55,291	28%	$17,620	10%

Operating expenses are comprised of general and administrative, share-based compensation, selling, amortization, marketing and promotion, research and development, and transaction costs. These costs increased by $55,291 to $255,353 from $200,062 as compared to prior year. This was primarily due to reporting two full quarters of operating expenses for SweetWater, including increased non-cash amortization charges associated with definite life intangible assets acquired. The remaining increase is from transaction costs associated with the acquisition of SweetWater, the Arrangement, other potential acquisitions and one-time litigation costs.

General and administrative costs

	For the year ended May 31,
	2021	2020	2019	Change 2021 vs. 2020		Change 2020 vs. 2019
Executive compensation	$8,645	$6,777	$4,402	$1,868	28%	$2,375	54%
Consulting fees	6,633	9,272	4,928	(2,639)	(28%)	4,344	88%
Office and general	19,503	12,351	12,486	7,152	58%	(135)	(1%)
Professional fees	5,146	4,918	8,916	228	5%	(3,998)	(45%)
Salaries and wages	37,126	28,252	14,842	8,874	31%	13,410	90%
Stock-based compensation	17,351	18,079	21,951	(728)	(4%)	(3,872)	(18%)
Insurance	12,257	9,370	4,050	2,887	31%	5,320	131%
Travel and accommodation	2,711	2,798	2,356	(87)	(3%)	442	19%
Rent	2,203	1,972	1,910	231	12%	62	3%
	$111,575	$93,789	$75,841	17,786	19%	17,948	24%

During the year ended May 31, 2021, the Company incurred higher salaries and wages, executive compensation, and insurance costs as a result of increases to its executive and non-executive headcount, increases in annual compensation rates for cost of living and internal promotions and increases in the basic per unit cost of insurance in the cannabis industry, all offset by lower consulting fees related to a reduction in the number of projects pursued by the business that required an external resource.  During the second half of 2021, as provincial lockdowns in Canada remained in force, the Company pro-actively adjusted its cost structure to offset the impact of the decrease in demand, including temporary four-day work weeks at our Canadian cannabis facilities, better managed headcount and reduce planned operating spending.

During the year ended May 31, 2020, the Company incurred higher salaries and wages, executive compensation, consulting and insurance costs for the same reasons above plus the changeover of its executive employees all offset by lower professional fees and stock-based compensation as a result of a one-time award to its new Chief Executive Officer in 2019.

For the three months ended May 31, 2021, general and administrative costs were $32,806 as compared to $24,912 for the same period in the prior year which excluded the acquisitions of SweetWater and Tilray.

Share-based compensation

The Company recognized share-based compensation expense of $17,351 for the year ended May 31, 2021 compared to $18,079 for the same period in the prior year. Stock options are valued using the Black-Scholes valuation model and represents a non-cash expense, restricted share units (“RSUs”) are valued based on the graded vesting and the grant date fair value. The Company issued 2,370,862 RSUs in the year-ended May 31, 2021 compared to 137,033 DSUs and 2,159,643 RSUs in the same period of the prior year.

As part of the Arrangement, the Company’s Omnibus Long-Term Incentive Plan no longer includes a provision for DSUs.  Also, as part of the Arrangement, all outstanding DSUs were replaced with RSUs, under the same terms and conditions as originally granted.

Selling costs

For the year ended May 31, 2021, the Company incurred selling costs of $26,576 as compared to $18,975 in the prior year. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products.

For the year ended May 31, 2020, the Company incurred selling costs of $18,975 as compared to $3,752 in the prior year. The increase in 2020 versus 2019 is primarily due to increased sales volumes and related selling activities, including the addition of our acquired operations in distribution and the legalization of adult-use cannabis in Canada.

For the three months ended May 31, 2021, the Company incurred selling costs of $ 8,525 or 6.5% of net revenue as opposed to $7,320 or 6.0% for the same period in the prior year.

Amortization

The Company incurred non-production related amortization charges of $35,221 for the year ended May 31, 2021 compared to $15,138 and $9,550 in 2020 and 2019, respectively. The increase is largely associated with the amortization on the acquired definite life intangible assets from the SweetWater acquisition.

Marketing and promotion cost

For the year ended May 31, 2021, the Company incurred marketing and promotion costs of $17,539, as compared to $15,266 in the prior year. The current period costs are comprised of $12,147 of cannabis related marketing and promotion or 6.0% of net cannabis revenue, $593 of beverage alcohol marketing and promotion or 2.1% of beverage alcohol net revenue, $600 of wellness products marketing and promotion or 10.3% of wellness revenue, and $3,926 of distribution marketing and promotion or 1.4% of distribution revenue. The 2021 marketing and promotion costs included significant deferrals of costs associated with the COVID-19 pandemic and reduced discretionary spending in the second half of fiscal 2021.

For the year ended May 31, 2020 the Company incurred marketing and promotion costs of $ 15,266 or 3.8% of net revenue as opposed to $ 17,400 or 9.7% for the same period in the prior year. The decrease in the overall spend for marketing and promotions was due to a one-time increase in spending in 2019 associated with the legalization of adult-use cannabis in Canada.

For the three months ended May 31, 2021, the Company incurred marketing and promotion costs of $5,103 or 3.6% of net revenue as opposed to $2,874 or 2.5% for the same period in the prior year.

Research and development

Research and development costs of $830 were expensed during the year ended May 31, 2021 compared to $1,916 in the prior year. These relate to external costs associated with the development of new products. Although the Company spends a significant amount on research and development, the majority of these costs remain in costs of sales, as the Company does not reclassify research and development costs related to the cost of products consumed in research and development activities.

For the year ended May 31, 2020 the Company incurred research and development costs of $1,916 as opposed to $1,052 in the prior year.

For the three months ended May 31, 2021, the Company incurred research and development costs of $358 as opposed to $430 for the same period in the prior year.

Transaction costs

Transaction costs of $63,612 were expensed during the year ended May 31, 2021 compared to $4,299 in the prior year. Transaction costs largely relate to costs associated with the Arrangement, the acquisition of SweetWater, non-cash shares issued as part of a legal settlement, with various other one-time litigation costs, restructuring costs and potential acquisitions the Company has considered and abandoned, or is still considering.

Non-operating income (expense), net

	Year ended May 31,
Non-operating items	2021	2020	2019	Change 2021 vs. 2020		Change 2020 vs. 2019
Foreign exchange (loss) gain	$(22,347)	$6,145	$692	$(28,492)	(464%)	$5,453	(19%)
Loss on marketable securities	—	(252)	(135)	252	(100%)	(117)	(46%)
Gain (loss) on sale of capital assets	1,523	(8,075)	42	9,598	(119%)	(8,117)	(85%)
Gain from equity investees	(458)	—	44,191	(458)	imm	(44,191)	9,649%
Deferred gain on sale of intellectual property	—	—	257	—	imm	(257)	imm
Loss on promissory notes receivable	—	(9,698)	—	9,698	(100%)	(9,698)	(100%)
(Loss) gain on long-term investments	(2,352)	(24,295)	14,860	21,943	(90%)	(39,155)	(178%)
Unrealized (loss) gain on convertible debentures	(170,453)	44,322	36,630	(214,775)	(485%)	7,692	(4%)
Unrealized (loss) gain on convertible notes receivable	—	9,289	—	(9,289)	(100%)	9,289	(100%)
Legal settlement	—	(3,241)	—	3,241	(100%)	(3,241)	(100%)
Chane in fair value of warrant liability	1,234	—	—	1,234	imm	—	—%
Other non-operating items, net	8,015	—	(1,003)	8,015	imm	1,003	13%
	$(184,838)	$14,195	$95,534	$(199,033)	(1,402%)	$(81,339)	41%

imm – variance is immaterial and omitted

For the three months and year ended May 31, 2021, the Company recognized an unrealized gain (loss) on convertible debentures of $113,425 and $(170,453), respectively, driven primarily by the increase in the Company’s share price and the increase in the trading price of the convertible debentures. Furthermore, the Company recognized a gain (loss) of $1,239 and $(22,347), respectively, resulting from the changes in foreign exchange rates during the period, largely associated with the strengthening of the Canadian dollar against the US dollar during the second half of fiscal 2021. The remaining other losses relate to changes in fair value in the Company’s convertible notes receivable and long-term investments.

	Year ended May 31,
Adjusted net income reconciliation:	2021	2020	2019	Change 2021 vs. 2020		Change 2020 vs. 2019
Net (loss) income	$(336,014)	$(100,833)	$(36,093)	$(235,181)	233%	$(64,740)	179%
Unrealized loss (gain) on convertible debentures	170,453	(44,322)	(36,630)	214,775	(485%)	(7,692)	21%
Foreign exchange (loss) gain	(22,347)	6,145	692	(28,492)	(464%)	5,453	788%
Inventory valuation adjustment	19,919	—	—	19,919	100%	—	—%
Share-based compensation	17,351	18,079	21,951	(728)	(4%)	(3,872)	(18%)
Transaction costs	63,612	4,299	17,588	59,313	1,380%	(13,289)	(76%)
Adjusted net income (loss) (1)	$(87,026)	$(116,632)	$(32,492)	29,606	(25%)	(84,140)	895%
Adjusted net income (loss) per share - basic (1)	$(0.32)	$(0.54)	$(0.16)	$0.22	40%	(38%)	(238%)

(1)

Adjusted net income represents a non-GAAP financial measure that does not have any standardized meaning prescribed under GAAP and may not be comparable to similar measures presented by other companies.  Adjusted net income is calculated as net (loss) income plus (minus) the unrealized loss (gain) on convertible debentures, a non-cash item, share-based compensation, foreign exchange (loss) gain, inventory valuation adjustment, all non-cash items, and transaction costs, costs which will not necessarily continue in future periods depending on the frequency of additional M&A considered by the Company.  It represents a measure management uses in evaluating operating results.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net income (loss), plus (minus) income taxes (recovery), plus (minus) finance (income) expense, net, plus (minus) non-operating (income) loss, net, plus amortization, plus share-based compensation, plus impairment, plus transaction costs and certain one-time non-operating expenses, as determined by management, all as follows:

	Year ended May 31,
Adjusted EBITDA reconciliation:	2021	2020	2019	Change 2021 vs. 2020		Change 2020 vs. 2019
Net (loss) income	$(336,014)	$(100,833)	$(36,093)	$(235,181)	233%	$(64,740)	179%
Income taxes	(8,972)	(8,352)	(2,045)	(620)	7%	(6,307)	308%
Finance expense, net	27,977	19,371	(5,259)	8,606	44%	24,630	(468)%
Non-operating expense (income), net	184,838	(14,195)	(95,534)	199,033	(1,402%)	81,339	(85)%
Amortization	67,832	35,669	17,210	32,163	90%	18,459	107%
Share-based compensation	17,351	18,079	21,951	(728)	(4%)	(3,872)	(18)%
Impairment	—	50,679	57,259	(50,679)	(100%)	(6,580)	(11)%
Inventory valuation adjustments	19,919	—	—	19,919	100%	—	0%
Purchase price accounting step up	835	—	—	835	100%	—	0%
Facility start-up costs	2,056	—	—	2,056	100%	—	0%
Lease expense	1,337	1,128	1,143	209	19%	(15)	(1)%
Transaction costs	63,612	4,299	17,588	59,313	1,380%	(13,289)	(76)%
Adjusted EBITDA	$40,771	$5,845	$(23,780)	$34,926	598%	$29,625	(125)%

The Company’s adjusted EBITDA increased by $32,870 from $5,845 in the prior year.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA excludes:

•	Non-cash inventory valuation adjustments;
•	Non-cash amortization and amortization expenses and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;
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

•	Non-cash change in fair value of warrant liability;
•	Interest expense, finance income from ABG, and loss on disposal of property and equipment to reflect ongoing operating activities;
•	Costs incurred to start up new facilities;
•	Lease expense;
•	Other expenses (income), net includes acquisition related expenses, which vary significantly by transactions and are excluded to evaluate ongoing operating results;
•	Amortization of purchase accounting step-up in inventory value included in costs of sales - product costs; and
•	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A detailed discussion of our significant accounting policies can be found in Part II, Item 8, Note 3, “Summary of Significant Accounting Policies”, and the impact and risks associated with our accounting policies are discussed throughout this Form 10‑K and in the Notes to the Consolidated Financial Statements. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) COVID-19 related judgments and estimates, (ii) revenue recognition, (iii) valuation of inventory, (iv) impairment of goodwill and indefinite-lived intangible assets, (v) stock-based compensation, (vi) business combinations and goodwill, (vii) leases, and (viii) warrants. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. Actual results could differ materially from these estimates.

(i)	Revenue recognition

Revenue is recognized when the control of the promised goods, through performance obligation, is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligations. We generate substantially all our revenue from the sale of our products through contracts with customers, relationships with wholesalers and distributors, and sales of product direct to consumers. Cannabis, wellness and beverage alcohol products are sold through various distribution channels. Revenue is recognized when the control of the goods is transferred to the customer, which occurs at a point in time, typically upon delivery to or receipt by the customer, depending on shipping terms. In determining the transaction price for the sale of goods, we consider the effects of variable consideration. Some contracts for the sale of goods may provide customers with a right of return, volume discount, bonuses for volume/quality achievement, or sales allowances. In addition, we may provide in certain circumstances, a retrospective price reduction to a customer based primarily on inventory movement. These items give rise to variable consideration. We use historical evidence, current information and forecasts to estimate the variable consideration. The requirements in ASC 606 on constraining estimates are applied to determine the amount of the variable consideration.

(ii)	Valuation of inventory

Refer to Part II, Item 8, Note 3, “Summary of Significant Accounting Policies” for further details on our inventory cost policy. At the end of each reporting period, we perform an assessment of inventory and record inventory valuation adjustments for excess and obsolete inventories based on our estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. A reserve is estimated to ensure the inventory balance at the end of the year reflects our estimates of product we expect to sell in the next twelve months. Changes in the regulatory structure, lack of retail distribution locations or lack of consumer demand could result in future inventory reserves.

(iii)	Impairment of goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit (for goodwill) is less than its carrying value, a quantitative impairment test to compare the fair value to the carrying value is performed. An impairment charge is recorded if the carrying value exceeds the fair value. The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information. We make estimates in determining the future cash flows and discount rates in the quantitative impairment test to compare the fair value to the carrying value.

(iv)	Stock-based compensation

We measure and recognize compensation expenses for stock options and restricted stock units (“RSUs”) to employees, directors and consultants on a straight-line basis over the vesting period based on their grant date fair values. We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The fair value of RSUs is based on the share price as at the date of grant. We estimate forfeitures at the time of grant and revise these estimates in subsequent periods if actual forfeitures differ from those estimates.

Determining the estimated fair value at the grant date requires judgment in determining the appropriate valuation model and assumptions, including the fair value of common shares on the grant date, risk-free rate, volatility rate, annual dividend yield and the expected term. Volatility is estimated by using the historical volatility of the accounting acquirer and, other companies that we consider comparable and have trading and volatility history.

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

We record operating leases on our Consolidated Statement of Financial Position as right-of-use assets and recognize the related lease liabilities equal to the fair value of the lease payments using our incremental borrowing rate when the implicit rate in the lease agreement is not readily available. As most of our leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments. We derived our incremental borrowing rate by assessing rates in recent market transactions, as adjusted for security interests and our credit quality.

(vii)	Warrants

As part of the Arrangement, we inherited outstanding warrants.  As a result, we adopted an accounting policy for warrants. Warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Our warrants are classified as liabilities and are recorded at fair value. The warrants are subject to remeasurement at each settlement date and at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of net loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within transaction costs in the statements of net loss and comprehensive loss.

We estimate the fair value of the warrant liability using a Black-Scholes pricing model. We are required to make assumptions and estimates in determining an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

New Standards and Interpretations Applicable Effective June 1, 2021

Refer to Part II, Item 8, Note 3, Significant Accounting Policies, of this Form 10-K for additional information on changes in accounting policies. There have been no new standards or interpretations applicable to the Company during the period.

Liquidity and Capital Resources

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the year ended May 31,
	2021	2020	2019
Net cash used in operating activities	$(44,717)	$(100,627)	$(42,049)
Net cash provided by (used in) investing activities	46,105	(69,946)	(134,517)
Net cash provided by financing activities	124,308	130,606	547,185
Effect on cash of foreign currency translation	2,124	(6,572)	(9,570)
Cash and cash equivalents, beginning of year	360,646	407,185	46,136
Cash and cash equivalents, end of year	488,466	360,646	407,185
Increase (decrease) in cash and cash equivalents	127,820	(46,539)	361,049

Cash flows from operating activities

The changes in net cash used in operating activities in 2021 compared to 2020 primarily related to increase in non-cash adjustments for losses on convertible debentures from changes in fair value, unrealized foreign exchange losses due to unfavorable movement in our operating currencies against the U.S. dollar, amortization from additional intangible assets acquired in the Aphria-Tilray business combination, as well as an increase in cash used for transactions costs associated to the SweetWater and Aphria-Tilray business combinations.  The positive effect of these non-cash adjustments was offset by lower collections of accounts receivable and higher use of cash for prepayment of current assets.

The changes in net cash used in operating activities in 2020 compared to 2019 primarily related to increased inventory as a result of increased licensed capacity at the Company’s facilities.

Cash flows from investing activities

Cash provided by investing activities in 2021 compared to 2020 increased primarily due to cash provided by the Company’s business acquisitions: Aphria-Tilray and SweetWater.  This increase was also positively impacted by lower amounts of cash used in the acquisition of capital assets.

The change in net cash used in investing activities in 2020 compared to 2019 decreased due to less capital allocation to facility expansion and ceased passive cannabis investment activities.

Cash flows from financing activities

Cash provided by financing activities in 2021 compared to 2020 increased due to higher share capital issued, higher proceed from long term debt offset by higher amounts paid to non-controlling shareholders.

The change in net cash provided by financing activities during 2020 relates to proceeds from equity offerings, as compared to 2019 in which we also received proceeds from the issuance of our 5.25% Convertible Notes, (“APHA 24”). See Part II, Item 8, Note 19, “Convertible Debentures” of this Annual Report for additional information.

Free cash flow

Free cash flow is a non-GAAP measure and it is comprised of two GAAP measures deducted from each other which are net cash flow used in operating activities less investments in capital and intangible assets. Our free cash flow was, as follows:

	For the year ended May 31,
	2021	2020	2019
Net cash used in operating activities	$(44,715)	$(100,627)	$(42,049)
Less: investments in capital and intangible assets	38,874	98,786	155,751
Free cash flow	$(83,589)	$(199,413)	$(197,800)

Cash resources and working capital requirements

The Company constantly monitors and manages its cash flows to assess the liquidity necessary to fund operations. As of May 31, 2021, the Company maintained $488,466 of cash and cash equivalents on hand, compared to $360,646 in cash and cash equivalents at May 31, 2020 or an increase of $127,820 in the period. This increase is primarily as a result cash acquired in the Aphria-Tilray business combination.

Working capital provides funds for the Company to meet its operational and capital requirements. As of May 31, 2021, the Company maintained working capital of $488,466. We primarily financed our operations through the issuance of common stock, sale of convertible notes and revenue generating activities. While we believe we have sufficient cash to meet existing working capital requirements in the short term, we may need additional sources of capital and/or financing, to meet our U.S. growth ambitions or expansion of our international operations.

Contractual obligations

We lease various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2040:

	Year ending May 31,
	Operating leases	Finance leases
2022	7,824	2,404
2023	4,272	7,183
2024	3,925	2,061
2025	3,023	2,122
2026	2,964	2,186
Thereafter	4,102	39,586
Total minimum lease payments	$26,110	$55,542
Less: amounts of leases related to interest payments	(419)	(18,759)
Present value of minimum lease payments	25,691	36,783
Less: current accrued lease obligation	(3,613)	(651)
Obligation recognized	$22,078	$36,132

Purchase and other commitments

The Company has payments for long-term debt, convertible debentures, ABG finance liability, material purchase commitments and constructions commitments, as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt repayment	$204,108	36,623	69,925	95,181	1,438	941	—
Convertible notes, principal and interest	571,989	13,893	13,893	284,803	259,400	—	—
ABG finance liability	6,000	1,500	1,500	1,500	1,500	—	—
Material purchase obligations	26,097	21,141	4,009	854	93	—	—
Construction commitments	1,814	1,814	—	—	—	—	—
Total	$810,008	$74,971	$89,327	$382,338	$262,431	$941	$—

Except as disclosed elsewhere in this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes with respect to the contractual obligations of the Company during the year-to-date period except for those related to the Company’s acquisitions.

Off-Balance Sheet Financing

As of May 31, 2021, the Company has no off-balance sheet financing.

Contingencies

In the normal course of business, we may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company has exposure to the following risks from its use of financial instruments: credit; liquidity; currency rate; and, interest rate price.

(a)	Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at May 31, 2021, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets, promissory notes receivable and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

(b)	Liquidity risk

As at May 31, 2021, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which have contractual maturities over the next five years.

The Company maintains a debt service charge covenant on certain loans secured by its Aphria One facilities that is measured at year-end only. The Company maintains debt service charge and leverage covenants on certain loans secured by its Aphria Diamond facilities and 420 that are measured quarterly.  The Company believes that it has sufficient operating room with respect to its financial covenants for the next fiscal year and does not anticipate being in breach of any of its financial covenants.

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position at May 31, 2021, management regards liquidity risk to be low.

(c)	Currency rate risk

As at May 31, 2021, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

(d)	Interest rate price risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s outstanding debt. The Company manages interest rate risk by restricting the type of investments and varying the terms of maturity and issuers of marketable securities. Varying the terms to maturity reduces the sensitivity of the portfolio to the impact of interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Financial Position as of May 31, 2021 and 2020	75

Consolidated Statements of Loss and Comprehensive Loss for the Years ended May 31, 2021, 2020, and 2019	76

Consolidated Statements of Stockholders’ Equity for the Years ended May 31, 2021, 2020 and 2019	77

Consolidated Statements of Cash Flows for the Years ended May 31, 2021, 2020, and 2019	78

Notes to Consolidated Financial Statements	79

Report of Independent Registered Public Accounting Firm	124

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

Tilray, Inc.

Consolidated Statements of Financial Position

(In thousands of U.S. dollars)

	May 31, 2021	May 31, 2020
Assets
Current assets
Cash and cash equivalents	$488,466	$360,646
Accounts receivable, net	87,309	37,931
Inventory	256,429	139,781
Prepaids and other current assets	48,920	32,660
Convertible notes receivable	2,485	10,609
Total current assets	883,609	581,627
Capital assets	650,698	420,706
Right-of-use assets	18,267	5,356
Intangible assets	1,605,918	263,318
Goodwill	2,832,794	447,330
Interest in equity investees	8,106	—
Long-term investments	17,685	19,595
Other assets	8,285	—
Total assets	$6,025,362	$1,737,932
Liabilities
Current liabilities
Bank indebtedness	$8,717	$389
Accounts payable and accrued liabilities	212,813	112,411
Contingent consideration	60,657	—
Warrant liability	78,168	—
Current portion of lease liabilities	4,264	954
Current portion of long-term debt	36,622	6,141
Total current liabilities	401,241	119,895
Long - term liabilities
Lease liabilities	53,946	4,227
Long-term debt	167,486	94,028
Convertible debentures	667,624	196,405
Deferred tax liability	265,845	48,446
Other liabilities	3,907	—
Total liabilities	1,560,049	463,001
Commitments and contingencies (refer to Note 30)	—	—
Shareholders' equity
Common stock	46	24
Additional paid-in capital	4,792,406	1,366,736
Accumulated other comprehensive income (loss)	152,668	(5,434)
Deficit	(486,050)	(113,352)
Total Tilray shareholders' equity	4,459,070	1,247,974
Non-controlling interests	6,243	26,957
Total shareholders' equity	4,465,313	1,274,931
Total liabilities and shareholders' equity	$6,025,362	$1,737,932

The accompanying notes are an integral part of these consolidated financial statements

Tilray, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands of U.S. dollars, except share and per share amounts)

	For the years ended May 31,
	2021	2020	2019
Net revenue	$513,085	$405,326	$179,303
Cost of goods sold	389,903	309,273	135,792
Gross profit	123,182	96,053	43,511
Operating expenses:
General and administrative	111,575	93,789	75,841
Selling	26,576	18,975	3,752
Amortization	35,221	15,138	9,550
Marketing and promotion	17,539	15,266	17,400
Research and development	830	1,916	1,052
Impairment	—	50,679	57,259
Transaction costs	63,612	4,299	17,588
Total operating expenses	255,353	200,062	182,442
Operating loss	(132,171)	(104,009)	(138,931)
Finance income (expense), net	(27,977)	(19,371)	5,259
Non-operating (expense) income, net	(184,838)	14,195	95,534
(Loss) income before income taxes	(344,986)	(109,185)	(38,138)
Income taxes (recovery)	(8,972)	(8,352)	(2,045)
Net (loss) income	$(336,014)	$(100,833)	$(36,093)
Total net income (loss) attributable to:
Shareholders of Tilray Inc.	(367,421)	(102,540)	(25,037)
Non-controlling interests	31,407	1,707	(11,056)
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain	156,649	(858)	(90)
Unrealized loss on convertible notes receivables	(3,824)	(5,476)	(2,570)
Total other comprehensive (loss) income, net of tax	152,825	(6,334)	(2,660)
Comprehensive (loss) income	(183,189)	(107,167)	(38,753)
Total comprehensive income (loss) attributable to:
Shareholders of Tilray Inc.	(214,596)	(108,874)	(27,697)
Non-controlling interests	31,407	1,707	(11,056)
Weighted average number of common shares - basic	269,549,852	216,158,217	203,460,138
Weighted average number of common shares - diluted	269,549,852	216,158,217	203,460,138
Earnings (Loss) per share - basic	$(1.25)	$(0.47)	$(0.18)
Earnings (Loss) per share - diluted	$(1.25)	$(0.47)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements

Tilray, Inc.

Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars, except share amounts)

	Number of common shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Non- controlling interests	Total
Balance at May 31, 2018	176,143,413	$18	$795,134	$2,954	$1,781	$13,828	$813,715
Share issuance - June 2018 bought deal	18,300,341	2	185,967	—	—	—	185,969
Additional share issuance - Broken Coast acquisition	16,731	—	225	—	—	—	225
Share issuance - LATAM acquisition	13,139,992	1	207,122	—	—	21,889	229,012
Share issuance - warrants exercised	461,236	—	1,303	—	—	—	1,303
Share issuance - options exercised	2,205,945	—	3,854	—	—	—	3,854
Share issuance - DSUs exercised	86,324	—	—	—	—	—	—
Income tax recovery on share issuance cost	—	—	2,591	—	—	—	2,591
Share-based payments	—	—	29,028	—	—	—	29,028
Elimination of CTA on disposal	—	—	—	606	(606)	—	—
Non-controlling interests	—	—	—	—	—	7,138	7,138
Comprehensive income (loss) for the period	—	—	—	(2,660)	(25,037)	(11,056)	(38,753)
Balance at May 31, 2019	210,353,982	$21	$1,225,224	$900	$(23,862)	$31,799	$1,234,082
Share issuance - January 2020 bought deal	11,771,068	1	74,394	—	—	—	74,395
Share issuance - debt settlement	15,806,989	2	58,232	—	—	—	58,234
Share issuance - options exercised	1,084,288	—	3,060	—	—	—	3,060
Share issuance - RSUs exercised	559,456	—	—	—	—	—	—
Share issuance - DSUs exercised	333,606	—	—	—	—	—	—
Share issuance - warrants exercised	642,296	—	858	—	—	—	858
Cancelled shares	(419,050)	—	(459)	—	459	—	—
Expired options	—	—	(11,924)	—	11,924	—	—
Expired warrants	—	—	(728)	—	728	—	—
Share-based payments	—	—	18,079	—	—	—	18,079
Nuuvera Malta acquisition	—	—	—	—	(61)	61	—
Non-controlling interests	—	—	—	—	—	(6,610)	(6,610)
Comprehensive income (loss) for the period	—	—	—	(6,334)	(102,540)	1,707	(107,167)
Balance at May 31, 2020	240,132,635	$24	$1,366,736	$(5,434)	$(113,352)	$26,957	$1,274,931
Share issuance - legal settlement	1,893,858	—	10,454	—	—	—	10,454
Share issuance - equity financing	14,610,496	2	103,535	—	—	—	103,537
Share issuance - SweetWater acquisition	8,232,810	1	65,888	—	—	—	65,889
Share issuance - contract settlement	1,165,861	1	21,370	—	—	(40,266)	(18,895)
Share issuance - Arrangement	179,635,973	18	3,204,888	—	—	—	3,204,906
Share issuance - options exercised	318,299	—	144	—	—	—	144
Share issuance - RSUs exercised	450,709	—	—	—	—	—	—
Share-based payments	—	—	19,391	—	—	—	19,391
Settlement of convertible notes receivable	—	—	—	5,277	(5,277)	—	—
Dividends paid to non-controlling interests	—	—	—	—	—	(11,855)	(11,855)
Comprehensive income (loss) for the period	—	—	—	152,825	(367,421)	31,407	(183,189)
Balance at May 31, 2021	446,440,641	$46	$4,792,406	$152,668	$(486,050)	$6,243	$4,465,313

The accompanying notes are an integral part of these consolidated financial statements

Tilray, Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars, except share amounts)

	For the year ended May 31,
	2021	2020	2019
Cash used in operating activities:
Net (loss) income for the year	$(336,014)	$(100,833)	$(36,093)
Adjustments for:
Deferred income tax recovery	(24,873)	(13,305)	(5,833)
Unrealized foreign exchange loss (gain)	49,342	(451)	(194)
Amortization	67,832	35,669	17,210
Loss (gain) on sale of capital assets	(1,523)	8,075	(42)
Impairment	—	50,679	57,202
Loss on promissory notes receivable	—	9,698	—
Transaction costs associated with business acquisitions	59,917	—	11,660
Other non-cash items	3,025	(90)	242
Stock-based compensation	17,351	18,079	21,951
Loss (gain) on long-term investments & equity investments	1,624	24,295	(59,051)
Loss (gain) on convertible debentures	169,537	(53,611)	(36,630)
Change in non-cash working capital	(50,935)	(78,832)	(12,471)
Net cash used in operating activities	(44,717)	(100,627)	(42,049)
Cash used in investing activities:
Proceeds from disposal of marketable securities	—	14,816	18,667
Investment in capital and intangible assets	(38,874)	(98,786)	(155,751)
Proceeds from disposal of capital and intangible assets	6,608	1,411	42
Promissory notes advances	(2,419)	—	(14,746)
Repayment of convertible notes receivable	5,752	19,396	6,466
Investment in long-term investments and equity investees	—	(451)	(54,724)
Proceeds from disposal of long-term investments and equity investees	8,430	19,570	83,343
Net cash acquired (paid) on business acquisitions	66,608	(25,902)	(17,814)
Net cash used in investing activities	46,105	(69,946)	(134,517)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	102,550	74,395	185,969
Proceeds from warrants and options exercised	144	3,918	5,157
Proceeds from convertible debentures	—	—	343,607
Repayment of convertible debentures	—	(812)	—
Proceeds from long-term debt	102,798	60,944	21,053
Repayment of long-term debt	(64,559)	(8,114)	(8,601)
Repayment of lease liabilities	(1,058)	(126)	—
Increase in bank indebtedness	8,328	401	—
Amounts paid to non-controlling interest	(23,895)	—	—
Net cash used in financing activities	124,308	130,606	547,185
Effect of foreign exchange on cash and cash equivalents	2,124	(6,572)	(9,570)
Net increase (decrease) in cash and cash equivalents	127,820	(46,539)	361,049
Cash and cash equivalents, beginning of period	360,646	407,185	46,136
Cash and cash equivalents, end of period	$488,466	$360,646	$407,185
Supplementary disclosure of cash flow information
Cash paid during the year:
Income taxes	$5,623	$2,649	$4,878

The accompanying notes are an integral part of these consolidated financial statements

Tilray, Inc.

Notes to the Consolidated Financial Statements

(In thousands of U.S. dollars, except share and per share amounts)

1.	Description of business

Tilray, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, “us” or the “Successor”) is a global medical cannabis research, cultivation, processing and distribution organization, and is one of the leading suppliers of adult-use cannabis in Canada. The Company also markets and distributes food products from hemp seed, offering a broad range of natural and organic hemp-based food products and ingredients that are sold through retailers and websites globally.

On April 30, 2021 Tilray acquired all of the issued and outstanding common shares of Aphria Inc. (“Aphria”), an international organization with a focus on building a global cannabis-lifestyle consumer packaged goods company and involved in the manufacturing and distribution of beer and beer derivative products in the United States, and in the distribution of (non-Cannabis) pharmaceutical products in Germany, pursuant to a plan of arrangement (the “Arrangement”) under the Ontario Business Corporations Act.

Under the terms of the Arrangement, stockholders of Aphria received 0.8381 (the “Exchange Ratio”) of a share of Tilray common stock for each Aphria share held. Tilray stockholders continued to hold their Tilray common stock, which remains outstanding. The Exchange Ratio resulted in Aphria stockholders and Tilray stockholders owning 61.2% and 38.8%, respectively, of the post-closing outstanding Tilray common stock (on a fully diluted basis), resulting in the reverse acquisition of Tilray under the acquisition method, whereby Aphria is deemed to be the acquiring entity from an accounting perspective. Following the completion of the Arrangement, Tilray is the consolidated parent of Aphria and the resulting company operates under the Tilray corporate name.

2.	Basis of preparation

The policies applied in these consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Based on the determination that Aphria was the accounting acquirer in the Arrangement, Aphria’s historical financial statements became the historical financial statements of the Company. The acquired assets and liabilities of Tilray are included in the Company’s consolidated balance sheets as of April 30, 2021 and the results of its operations and cash flows are included in the Company’s consolidated statement of income (loss) and comprehensive income (loss) and cash flows for periods beginning after April 30, 2021.  In conjunction with the reverse acquisition, the Company elected to adopt Aphria’s fiscal year end of June 1 to May 31.

Prior to April 30, 2021 Aphria was a foreign private issuer reporting its financial statements under International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standard Boards. These consolidated financial statements, for all periods, are presented in accordance with GAAP.

These consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments that are measured at fair value, as detailed in the Company’s accounting policies. For the fiscal year ended May 31, 2021 the Company reported a consolidated net loss of $336,014 and a consolidated net loss of $100,833 and $36,093 for the years ending May 31, 2020 and May 31, 2019, respectively.

For the years ended May 31, 2021, 2020 and 2019, the Company had cash flows used in operating activities of $44,717, $100,627 and $42,049, respectively. As of May 31, 2021 and 2020, the Company had working capital of $482,368 and $ 461,732 respectively.

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

Foreign currency

These consolidated financial statements are presented in U.S. dollars (“USD”), which is the Company’s reporting currency; however, the functional currency of the entities in these financial statements are their respective local currencies, including Canadian dollar, USD, Euro, Australian dollar, and Great Britain pound.

Foreign currency transactions are remeasured to the respective functional currencies of the Company’s entities at the exchange rates in effect on the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are remeasured to the functional currency at the foreign exchange rate applicable at the statement of financial position date. Non-monetary items carried at historical cost denominated in foreign currencies are remeasured to the functional currency at the date of the transactions. Non-monetary items carried at fair value denominated in foreign currencies are remeasured to the functional currency at the date when the fair value was determined. Realized and unrealized exchange gains and losses are recognized through profit and loss.

On consolidation, the assets and liabilities of foreign operations reported in their functional currencies are translated into USD, the Group’s presentation currency, at period-end exchange rates. Income and expenses, and cash flows of foreign operations are translated into USD using average exchange rates. Exchange differences resulting from translating foreign operations are recognized in other comprehensive income (loss) and accumulated in equity.

Basis of consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases. The following is a list of the Company’s operating subsidiaries:

Subsidiaries	Jurisdiction of incorporation	Ownership interest
Natura Naturals Inc.	Canada	100%
Tilray, Inc.	United States	100%
Manitoba Harvest USA LLC	United States	100%
Tilray Canada, Ltd.	Canada	100%
Dorada Ventures, Ltd.	Canada	100%
FHF Holdings Ltd.	Canada	100%
High Park Farms Ltd.	Canada	100%
Tilray Deutschland GmbH	Germany	100%
Pardal Holdings, Lda.	Portugal	100%
Tilray Portugal Unipessoal, Lda.	Portugal	100%
Tilray Australia New Zealand Pty. Ltd.	Australia	100%
Tilray Ventures Ltd.	Ireland	100%
Manitoba Harvest Japan K.K.	Japan	100%
High Park Holdings, Ltd.	Canada	100%
Fresh Hemp Foods Ltd.	Canada	100%
Natura Naturals Holdings Inc.	Canada	100%
National Cannabinoid Clinics Pty Ltd.	Australia	100%
Tilray Latin America SpA	Chile	100%
Tilray Portugal II, Lda.	Portugal	100%
High Park Gardens Inc.	Canada	100%
1197879 B.C. Ltd	Canada	100%
High Park Shops Inc.	Canada	100%
Privateer Evolution, LLC	United States	100%
Tilray France SAS	France	100%
High Park Holdings B.V.	Netherlands	100%
High Park Botanicals B.V.	Netherlands	100%
Broken Coast Cannabis Ltd.	British Columbia, Canada	100%
SweetWater Brewing Company, LLC	United States	100%
SweetWater Colorado Brewing Co.	United States	100%
ARA – Avanti Rx Analytics Inc.	Ontario, Canada	100%
FL Group S.r.l.	Italy	100%
ABP, S.A.	Argentina	100%
Aphria Germany GmbH	Germany	100%
Aphria RX GmbH	Germany	100%
CC Pharma GmbH	Germany	100%
CC Pharma Research and Development GmbH	Germany	100%
Aphria Wellbeing GmbH	Germany	100%
CC Pharma Luxemburg GmbH	Luxemburg	100%
ASG Pharma Ltd.	Malta	100%
ColCanna S.A.S.	Colombia	90%
CC Pharma Nordic ApS	Denmark	75%
1974568 Ontario Ltd.	Ontario, Canada	51%

Intragroup balances, and any unrealized gains and losses or income and expenses arising from transactions with jointly controlled entities are eliminated to the extent of the Company’s interest in the entity.

A Variable Interest Entity (“VIE”) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support, is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights, or do not substantively participate in the gains and losses of the entity. Upon inception of a contractual agreement, the Company performs an assessment to determine whether the arrangement contains a variable interest in a legal entity and whether that legal entity is a VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE entity that could potentially be significant to the VIE. Where the Company concludes it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE. When the Company is not the primary beneficiary, the VIE is accounted for using the equity method and is included in equity method investments on the balance sheets. At May 31, 2021, 2020, and 2019, the Company had no consolidated VIEs. Refer to Note 13 Interest in equity investees for the Company’s VIEs accounted for using the equity method.

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

The Company treats transactions that do not result in a loss of control as equity transactions and generally no gain or loss is recognized. A change in ownership interest results in an adjustment between the carrying amounts of the controlling and non-controlling interests to reflect their relative interests in the subsidiary. Any difference between the amount of the adjustment to non-controlling interests and any consideration paid or received is recognized in a separate reserve within equity attributable to the owners of the Company.

Equity method investments

In accordance with ASC 323, Investments – Equity Method and Joint Ventures, investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments on the statements of net loss and comprehensive loss.  Equity method investments are recognized initially at cost, which includes transaction costs. After initial recognition, the consolidated financial statements include the Company’s share of undistributed earnings or losses, and impairment, if any, until the date on which significant influence ceases.

If the Company’s share of losses in an equity investment equals or exceeds its interest in the entity, including any net advances, the group does not recognize further losses, unless it has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee.

Unrealized gains on transactions between the Company and its equity-method investees are eliminated only to the extent of the Company’s interest in these entities. Unrealized losses are also eliminated, except to the extent that the underlying asset is impaired.

3.	Significant accounting policies

The significant accounting policies used by the Company are as follows:

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments that are both readily convertible into known amounts of cash with original maturities of three months or less. Cash and cash equivalents include amounts held in United States dollar, Canadian dollar, Euro, Australian dollar, Great Britain pound, Colombian peso, Argentine peso, and corporate bonds, commercial paper, treasury bills and money market funds.

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

Inventory

Inventory consists of our cannabis, wellness, beverage, and distribution inventory, as follows:

Cannabis inventory consists of our plants, dried cannabis, cannabis trim, cannabis derivatives such as oils, and vape products.  Cannabis inventory costs include pre-harvest, post-harvest, shipment and fulfillment, as well as costs related to accessories. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extracting, purifying, quality testing and allocated overhead. Shipment and fulfillment costs include the costs of packaging, labelling, courier services, and allocated overhead.

Wellness inventory cost includes hemp seeds, packaging and co-packing. Seed costs include commodity cost paid to farmers, genetic seed cost to provide and manage contracted farmers, hulling and processing costs, including labor and overhead.  Packaging costs include packaging materials, labor and overhead to run machinery. Co-packing cost are generally for products not manufactured by the Company directly and would include all costs to produce the products.

Beverage inventory cost includes materials we incur to make and ship beer beverages.  These costs include brewing materials, such as barley, hops and various grains. Packaging materials such as glass bottles, aluminum cans, cardboard and paperboard are also included in the cost of our beverage inventory.  Additionally, our cost of goods sold include both direct and indirect labor, shipping and handling including freight costs, utilities, maintenance costs, warehousing costs, purchasing and receiving costs, amortization, promotional packaging, and other manufacturing overheads

Distribution inventory includes costs related to procurement of pharmaceutical products for re-sale in entities’ respective markets.

Inventory is valued at the lower of cost and net realizable value, determined using weighted average cost. All direct and indirect costs related to inventory are capitalized as they are incurred, and they are subsequently recorded in cost of goods sold on the statements of loss and comprehensive loss at the time inventory is sold. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and records write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s statements of financial position, statements of loss and comprehensive loss and statements of cash flows.

Capital assets

Capital assets are recorded at cost, net of accumulated amortization and impairment, if any. Amortization for the properties included in our capital assets is calculated using the following terms and methods:

Asset type	Depreciation method	Depreciation term (estimated useful life)
Land	Not depreciated	No term
Production facility	Straight-line	20 – 30 years
Equipment	Straight-line	3 – 25 years
Leasehold improvements	Straight-line	Lesser of estimated useful life or lease term
Construction in progress	Not depreciated	No term
Finance lease right-of-use assets	Straight-line	Lesser of the lease term and the useful life of the leased asset

The estimated residual values and useful lives are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

When assets are retired or disposed of, the cost and accumulated amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expenses as incurred. Significant expenditures, which extend the useful lives of assets or increase productivity, are capitalized. When significant parts of one of our capital assets have different useful lives, they are accounted for as separate items or components of capital assets.

Construction in progress includes construction progress payments, deposits, engineering costs and other costs directly related to the construction of the facilities. Expenditures are capitalized during the construction period and construction in progress is transferred to the relevant class of capital assets when the assets are available for use, at which point in time the amortization of the asset commences.

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

Amortization of definite life intangible assets is calculated on a straight -line basis over the estimated useful lives of the assets using the following terms:

Asset type	Amortization term
Customer relationships and distribution channel	14 – 16 years
Licences, permits & applications	90 months – indefinite
Brands, intellectual property and trademarks	15 months – 25 years
Non-compete agreements	Over term of non-compete
Know how	5 years

When there is no foreseeable limit on the period of time over which an intangible asset is expected to contribute to the cash flows of the Company, an intangible asset is determined to have an indefinite-lived. Indefinite-lived intangible assets are not amortized but tested for impairment annually or more frequently when indicators of impairment exist. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess.

The estimated useful lives are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

Impairment of long-lived assets

The Company reviews long-lived assets, including capital assets and definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value may be determined using a market approach or income approach. The reversal of impairment losses is prohibited.

Business combinations and goodwill

The Company accounts for business combinations using the acquisition method in accordance with Accounting Standards Codification, ASC 805, Business Combinations which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or liability is remeasured at subsequent reporting dates, with the corresponding gain or loss recognized in profit or loss.

Non-controlling interests in the acquiree are measured at fair value on acquisition date. Acquisition-related costs are recognized as expenses in the periods in which the costs are incurred and the services are received (except for the costs to issue debt or equity securities which are recognized according to specific requirements).

Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

Goodwill represents the excess of the consideration transferred for the acquisition of subsidiaries over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Following initial recognition, goodwill is measured at cost less any accumulated impairment losses.

Impairment of goodwill and indefinite-lived intangible assets

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We operate in five operating segments which are our reporting units, and goodwill is allocated at the operating segment level. The Company reviews goodwill and indefinite-lived intangible assets annually for impairment in the fourth quarter, or more frequently, if events or circumstances indicate that the carrying amount of an asset may not be recoverable.

Leases

The Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for facilities, office spaces, production equipment and vehicles. Operating leases are included in right‐of‐use (“ROU”) assets and finance lease ROU assets are included in capital assets in the statements of financial position. The lease liabilities are included in lease liabilities (current and non-current) in the statements of financial position.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are classified as a finance lease or an operating lease. A finance lease is a lease in which:

•	ownership of the property transfers to the lessee by the end of the lease term;
•	the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise;
•	the lease is for a major part of the remaining economic life of the underlying asset;
•

the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or

•	the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

The Company classifies a lease as an operating lease when it does not meet any one of these criteria.

The ROU asset is initially measured at cost, which is primarily comprised of the initial amount of the lease liability, plus initial direct costs and lease payments at or before the commencement date, less any lease incentives received. All ROU assets are reviewed periodically for impairment.

The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate. The incremental borrowing rate is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Lease payments included in the measurement of the lease liability comprise:

•	fixed lease payments (including in-substance fixed payments), less any lease incentives;
•	variable lease payments that depend on an index or rate, initially measured using the index or rate at the commencement date;
•	the amount expected to be payable by the lessee under residual value guarantees;
•	the exercise of purchase options, if the lessee is reasonably certain to exercise the options; and
•	payments of penalties for early termination of a lease unless the Company is reasonably certain not to terminate early.

For finance leases, lease expenses are the sum of interest on the lease obligations and amortization of the ROU assets. Finance lease ROU assets are amortized based on the lesser of the lease term and the useful life of the leased asset according to the capital asset accounting policy. If ownership of the ROU assets transfers to the Company at the end of the lease term or if the Company is reasonably certain to exercise a purchase option, amortization is calculated using the estimated useful life of the leased asset.

For operating leases, the lease expenses are generally recognized on a straight-line basis over the lease term and recorded to general and administrative expenses in the statements of loss and comprehensive loss.

The Company has elected to apply the practical expedient, for each class of underlying asset, to not separate non-lease components from the associated lease components of the lessee’s contract and account for both components as a single lease component.

The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases (defined as leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). Short-term leases include real estate and vehicles and are not significant in comparison to the Company’s overall lease portfolio. For these leases, the Company recognizes the leases as an operating expense on a straight-line basis over the term of the lease.

Convertible notes receivable

Convertible notes receivables include various investments in which the Company has the right to convert the indenture into common stock shares of the investee and are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders’ equity until realized. The Company assesses its convertible notes receivables for impairment at each measurement date. Convertible notes receivables are impaired when a decline in fair value is determined to be other-than-temporary. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the duration and extent to which the fair value is less than cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the statements of loss and comprehensive loss and a new cost basis for the investment is established. The Company also evaluates whether there is a plan to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. If neither of the conditions exist, then only the portion of the impairment loss attributable to credit loss is recorded in the statements of net loss and the remaining amount is recorded in other comprehensive income (loss).

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss).

Equity method investments

Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s share of losses reported in loss from equity method investments on the statements of loss and comprehensive loss. Equity method investments are recorded at cost, plus the Company’s share of undistributed earnings or losses, and impairment, if any, within interest in equity investees on the statements of financial position.

Convertible debentures

The Company accounts for its convertible debentures in accordance with ASC 470-20 Debt with Conversion and Other Options, which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. The resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding as additional non-cash interest expenses.

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase. The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, would be recognized as gain (loss) on extinguishment of debt in the statements of loss and comprehensive loss. The remaining settlement consideration allocated to the equity component would be recognized as a reduction of additional paid-in capital in the statements of financial position.

For convertible debentures with an embedded conversion feature that did not meet the equity scope exception from derivative accounting pursuant to ASC 815-15, the Company elected the fair value option under ASC 825 Fair Value Measurements. When the fair value option is elected, the convertible debenture is initially recognized at fair value on the statements of financial position and all subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income (loss). The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss). Transaction costs directly attributable to the issuance of the convertible debenture is immediately expensed in the statements of loss and comprehensive loss.

Warrants

Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815 Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value is recognized as a component of change in fair value of warrant liability in the statements of loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability were immediately expensed in the statements of loss and comprehensive loss. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of accounts receivable, prepaids and other current assets, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity. The Company calculates the estimated fair value of financial instruments, including convertible notes receivable, long-term investments, warrant liability, contingent consideration, and convertible debentures, using quoted market prices when available. When quoted market prices are not available, fair value is determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections.

Income taxes

Income taxes are recognized in the consolidated statements of loss and comprehensive loss and are comprised of current and deferred taxes. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management makes an assessment of the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. A change in the recognition or measurement of an unrealized tax benefit is reflected in the period during which the change occurs.

Revenue

Revenue is recognized when the control of the promised goods, through performance obligation, is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligations.

Excise taxes remitted to tax authorities are government-imposed excise taxes on cannabis and beer. Excise taxes are recorded as a reduction of sales in net revenue in the consolidated statements of operations and recognized as a current liability within accounts payable and other current liabilities on the consolidated balance sheets, with the liability subsequently reduced when the taxes are remitted to the tax authority.

In addition, amounts disclosed as net revenue are net of excise taxes, sales tax, duty tax, allowances, discounts and rebates.

In determining the transaction price for the sale of goods, the Company considers the effects of variable consideration and the existence of significant financing components, if any.

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

Cost of goods sold

Cost of goods sold represents costs directly related to manufacturing and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling, the amortization of manufacturing equipment and production facilities and tariffs. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes. Cost of goods sold also includes inventory valuation adjustments. The Company recognizes the cost of goods sold as the associated revenues are recognized.

General and administrative

General and administrative expenses are comprised primarily of (i) personnel related costs such as salaries, benefits, annual employee bonus expense and stock-based ‘compensation costs for personnel in corporate, finance, legal, and other administrative positions; (ii) legal, accounting, consulting and other professional fees; and (iii) corporate insurance and other facilities costs associated with our corporate and administrative locations.

Selling

Selling expenses are comprised direct selling costs which primarily consist of (i) commissions paid to our third-party workforce, (ii) patient acquisition and maintenance fees, (iii) Health Canada’s cannabis fees and (iv) freight.

Marketing and promotion

Marketing and promotion expenses are comprised primarily of marketing and advertising expenses.

Research and development

Research and development costs are expensed as incurred. Research and development are comprised primarily of costs for personnel, clinical study costs, contracted research, consulting services, materials and supplies, milestones, an allocation of our occupancy costs and other expenses incurred to sustain our overall research and development programs.

Stock-based compensation

The Company has an omnibus plan which includes issuances of stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) in place. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The fair value of RSUs is based on the share price as at date of grant and no SARs were issued to date. The share-based compensation expense is based on the fair value of the stock-based awards at the grant date and the expense is recognized over the related service period following a straight-line vesting expense schedule. The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates. Any revisions are recognized in the consolidated statements of loss and comprehensive loss such that the cumulative expense reflects the revised estimate.

For performance-based stock options and RSUs, the Company records compensation expense over the estimated service period adjusted for a probability factor of achieving the performance-based milestones. At each reporting date, the Company assesses the probability factor and records compensation expense accordingly, net of estimated forfeitures.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing reported net income (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options, warrants, and RSUs and the incremental shares issuable upon conversion of the convertible debentures and similar instruments.

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.

Critical accounting estimates and judgments

The preparation of the Company’s financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, revenues and expenses. These estimates and judgements are subject to change based on experience and new information which could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized prospectively.

Financial statement areas that require significant judgement are as follows:

Leases – The Company applies judgement in determining whether a contract contains a lease and if a lease is classified as an operating lease or a finance lease. The Company determines the lease term as the non-cancellable term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. That is, it considers all relevant factors that create an economic incentive for it to exercise either the renewal or termination. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate (e.g., construction of significant leasehold improvements or significant customization to the leased asset).

Long-term investments and convertible notes receivable – The determination of fair value of the Company’s long-term investments and convertible notes receivable at other than initial cost is subject to certain limitations. Financial information for private companies in which the Company has investments may not be available and, even if available, that information may be limited and/or unreliable.

Use of the valuation approach described below may involve uncertainties and determinations based on the Company’s judgment and any value estimated from these techniques may not be realized or realizable.

Company-specific information is considered when determining whether the fair value of a long-term investment or convertible notes receivable should be adjusted upward or downward at the end of each reporting period. In addition to company-specific information, the Company will consider trends in general market conditions and the share performance of comparable publicly traded companies when valuing long-term investments and convertible notes receivable.

The fair value of long-term investments and convertible notes receivable may need to be adjusted if:

•

There has been a significant subsequent equity financing provided by outside investors at a valuation different than the current value of the investee company, in which case the fair value of the investment is set to the value at which that financing took place;

•

There have been significant corporate, political, or operating events affecting the investee company that, in management’s opinion, have a material impact on the investee company’s prospects and therefore its fair value. In these circumstances, the adjustment to the fair value of the investment will be based on management’s judgment and any value estimated may not be realized or realizable;

•	The investee company is placed into receivership or bankruptcy;
•	Based on financial information received from the investee company, it is apparent to the Company that the investee company is unlikely to be able to continue as a going concern;
•

Important positive or negative management changes by the investee company that the Company’s management believes will have a positive or negative impact on the investee company’s ability to achieve its objectives and build value for shareholders.

Adjustment to the fair value of a long-term investment and convertible notes receivable will be based upon management’s judgment and any value estimated may not be realized or realizable. The resulting values for non-publicly traded investments may differ from values that would be realized if a ready market existed.

Estimated useful lives, impairment considerations and amortization of capital and intangible assets – Amortization of capital and intangible assets is dependent upon estimates of useful lives based on management’s judgment.

Goodwill and indefinite-lived intangible asset impairment testing require management to make estimates in the impairment testing model. On at least an annual basis, the Company tests whether goodwill and indefinite-lived intangible assets are impaired. Impairment of definite long-lived assets is influenced by judgment in defining a reporting unit and determining the indicators of impairment, and estimates used to measure impairment losses

The reporting unit’s fair value is determined using discounted future cash flow models, which incorporate assumptions regarding future events, specifically future cash flows, growth rates and discount rates. The uncertainties of coronavirus’ (“COVID-19”) impact on the future cash flow estimates are further described in Note 10 Business acquisitions and goodwill.

Stock-based compensation – The fair value of stock-based compensation expenses are estimated using the Black-Scholes option pricing model and rely on a number of assumptions including the fair value of common shares on the grant date, risk-free rate, volatility rate, annual dividend yield, the expected term, and the estimated rate of forfeiture of options granted. Volatility is estimated by using the historical volatility of the Company.

Business combinations – Judgement is used in determining a) whether an acquisition is a business combination or an asset acquisition. We use judgement in applying the acquisition method of accounting for business combinations and estimates to value identifiable assets and liabilities at the acquisition date. Estimates are used to determine cash flow projections, including the period of future benefit, and future growth and discount rates, among other factors. The values allocated to the acquired assets and liabilities assumed affect the amount of goodwill recorded on acquisition. Fair value of assets acquired and liabilities assumed is typically estimated using an income approach, which is based on the present value of future discounted cash flows. Significant estimates in the discounted cash flow model include the discount rate, rate of future revenue growth and profitability of the acquired business and working capital effects. The discount rate considers the relevant risk associated with the business-specific characteristics and the uncertainty related to the ability to achieve projected cash flows. These estimates and the resulting valuations require significant judgment. Management engages third party experts to assist in the valuation of material acquisitions.

Convertible debentures – The fair value of Convertible Debentures where the Company had elected the fair value option are determined using the Black-Scholes option pricing model. Assumptions and estimates are made in determining an appropriate conversion price, volatility, dividend yield, and the fair value of common stock. There is judgement in assessing what portion of the gain or loss, if any, relates to the change in the instrument-specific credit risk.

Warrant liability – The fair value of the warrant liability is measured using a Black Scholes pricing model. Assumptions and estimates are made in determining an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

New accounting pronouncements not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The standard is effective for annual reporting periods beginning after December 15, 2021 and including interim periods within those fiscal years, which means that it will be effective for the Company in the first quarter of our year beginning June 1, 2021. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial Statements. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company beginning June 1, 2021. The Company is currently evaluating the effect of adopting this ASU.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for convertible instruments and to provide financial statement users with more meaningful information. ASU 2020-06 is effective for the Company beginning June 1, 2022. This update may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized as an adjustment to the opening balance of retained earnings on the date of adoption. The Company is currently evaluating the effect of adopting this ASU.

4.	Prepaids and other current assets

Prepaids and other current assets are comprised of:

	May 31, 2021	May 31, 2020
Prepaid assets	$31,012	13,760
Sales tax receivable	9,331	8,464
Prepaid corporate taxes	—	4,670
Other	8,577	5,766
	$48,920	$32,660

Included within prepaid assets are insurance, deposits, advanced payments on contracts, and other prepayments that will result in future benefit.
5.	Inventory

Inventory is comprised of:

	May 31, 2021	May 31, 2020
Plants	$23,083	$12,288
Dried cannabis	118,269	59,045
Cannabis trim	2,931	2,796
Cannabis derivatives	24,158	19,496
Cannabis vapes	3,791	4,124
Packaging and other inventory items	31,462	16,398
Wellness inventory	15,171	—
Beverage alcohol inventory	5,402	—
Distribution inventory	32,162	25,634
Total inventory	$256,429	$139,781

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. During the year ended May 31, 2021, the Company recorded charges for inventory and inventory-related write downs as a component of cost of sales. Cannabis products were written down by $19,919 for the year ended May 31, 2021 and there were no write downs for the years ended May 31, 2020 and 2019.
6.	Related party transactions

In the normal course of business, the Company enters into related party transactions with certain entities under common control and joint ventures as detailed below.

Leafly Holdings, Inc. (“Leafly”)

The Company has an agreement with Leafly providing for data licensing activities. During the year ended May 31, 2021, 2020, and 2019 operational expenses were nil, respectively was recorded within general and administrative expenses in the statements of loss and comprehensive loss.

Docklight LLC (“Docklight”) royalty and management services

The Company pays Docklight a royalty fee pursuant to a brand licensing agreement which provides the Company with exclusive rights in Canada for the use of certain adult-use brands. During the year ended May 31, 2021, 2020 and 2019 royalty fees of were $125, nil, and nil, respectively were recorded within general and administrative expenses in the statements of loss and comprehensive loss.

Fluent and Cannfections

The Company has joint venture arrangements with a 50% ownership and voting interest in each of Fluent and Cannfections. Refer to Note 13 for details over transactions with these entities for the year ended May 31, 2021, 2020 and 2019.
7.	Capital assets

Capital asset consisted of the following:

	Land	Production facility	Equipment	Leasehold improvements	ROU assets under finance lease	Construction in process	Total capital assets
Cost:
At May 31, 2019	$24,047	$168,614	$57,755	$896	$—	$126,338	$377,650
Additions	—	3,342	15,691	925	—	75,557	95,515
Transfers	54	27,968	81,112	11,996	—	(121,130)	—
Disposals	—	—	(5,339)	—	—	(4,147)	(9,486)
Impairment	(11)	(2,561)	(34)	(89)	—	(1,602)	(4,297)
Effect of foreign exchange	(2)	(505)	(2,117)	(345)	—	1,476	(1,493)
At May 31, 2020	24,088	196,858	147,068	13,383	—	76,492	457,889
Business acquisition	5,538	55,916	35,045	1,560	35,519	46,151	179,729
Additions	261	3,236	6,284	525	—	25,773	36,079
Transfers	—	63,159	11,189	—	—	(74,348)	—
Disposals	(5,237)	—	(513)	(192)	—	—	(5,942)
ROU Amortization	—	—	—	—	(827)	—	(827)
Effect of foreign exchange	3,899	27,341	16,335	1,783	34	11,254	60,646
At May 31, 2021	$28,549	$346,510	$215,408	$17,059	$34,726	$85,322	$727,574
Accumulated amortization:
At May 31, 2019	$—	$5,556	$6,469	$137	$—	$—	$12,162
Amortization	—	10,134	14,551	336	—	—	25,021
At May 31, 2020	—	15,690	21,020	473	—	—	37,183
Amortization	—	14,007	24,996	690	—	—	39,693
At May 31, 2021	$—	$29,697	$46,016	$1,163	$—	$—	$76,876
Net book value:
At May 31, 2019	$24,047	$163,058	$51,286	$759	$—	$126,338	$365,488
At May 31, 2020	$24,088	$181,168	$126,048	$12,910	$—	$76,492	$420,706
At May 31, 2021	$28,549	$316,813	$169,392	$15,896	$34,726	$85,322	$650,698

8.	Leases

The Company has operating and finance leases for facilities, office spaces, production equipment and vehicles.

Leases have varying terms with remaining lease terms of up to approximately 20 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	Classification on Balance Sheet	May 31, 2021	May 31, 2020
Assets
Operating lease, right-of- use assets	Right of use assets	$18,267	$5,356
Finance lease, right-of-use assets	Capital assets	34,726	—
Total right-of-use asset		$52,993	$5,356
Liabilities
Current:
Operating lease liability	Accrued lease obligations - current	$3,613	$954
Finance lease liability	Accrued lease obligations - current	651	—
Non-current:
Operating lease liability	Accrued lease obligations - non-current	18,465	4,227
Finance lease liability	Accrued lease obligations - non-current	35,481	—
Total lease liabilities		$58,210	$5,181

The table below presents certain information related to the lease costs for finance and operating leases.

	May 31, 2021	May 31, 2020
Finance lease cost:
Amortization of right-of-use assets	$806	$—
Interest on lease liabilities	765	—
Operating lease cost	1,374	1,128
Total lease cost	$2,945	$1,128

The Company does not have short term lease expense or sublease income for the year ending May 31, 2021.

The table below presents supplemental cash flow information related to leases.

	May 31, 2021	May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,466	$994
Operating cash flows from finance leases	774	—
Financing cash flows from finance leases	231	—

The following table presents the future undiscounted payment associated with lease liabilities as of May 31, 2021:

	Year ending May 31,
	Operating leases	Finance leases
2022	7,824	2,404
2023	4,272	7,183
2024	3,925	2,061
2025	3,023	2,122
2026	2,964	2,186
Thereafter	4,102	39,586
Total minimum lease payments	$26,110	$55,542
Less: amounts of leases related to interest payments	(419)	(18,759)
Present value of minimum lease payments	25,691	36,783
Less: current accrued lease obligation	(3,613)	(651)
Obligation recognized	$22,078	$36,132

9.	Intangible assets

Intangible assets are comprised of the following items:

	Customer relationships & distribution channel	Licenses, permits & applications	Non- compete agreements	Intellectual property, trademarks, know how & brands	Total intangible assets
Cost
At May 31, 2019	$23,957	$200,102	$2,415	$72,122	$298,596
Additions	84	2,158	—	3,608	$5,850
Impairment	—	(14,445)	—	—	$(14,445)
Effect of foreign exchange	(269)	393	(10)	(1,918)	$(1,804)
At May 31, 2020	23,772	188,208	2,405	73,812	$288,197
Business acquisition	214,000	202,716	10,000	912,080	$1,338,796
Effect of foreign exchange	2,038	24,006	48	5,025	$31,117
At May 31, 2021	$239,810	$414,930	$12,453	$990,917	$1,658,110
Accumulated amortization
At May 31, 2019	$4,354	$623	$1,081	$8,172	$14,230
Amortization	4,506	131	1,006	5,006	$10,649
At May 31, 2020	8,860	754	2,087	13,178	$24,879
Amortization	9,442	413	2,212	15,246	$27,313
At May 31, 2021	$18,302	$1,167	$4,299	$28,424	$52,192
Net book value
At May 31, 2019	$19,603	$199,479	$1,334	$63,950	$284,366
At May 31, 2020	$14,912	$187,454	$318	$60,634	$263,318
At May 31, 2021	$221,508	$413,763	$8,154	$962,493	$1,605,918

Included in Licences, permits & applications is $412,000 of indefinite-lived intangible assets (2020 - $186,000).

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending May 31,
2022	$72,172
2023	68,409
2024	65,946
2025	65,533
2026	65,533
Thereafter	855,801
$1,193,394

10.	Business Acquisitions

Reverse Acquisition

On December 15, 2020, Tilray entered into an Arrangement Agreement (as amended, the “Arrangement Agreement” with Aphria Inc. (“Aphria”), or the “Aphria-Tilray business combination”, pursuant to which Tilray acquired all of the issued and outstanding common shares of Aphria pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Ontario Business Corporations Act (the “Arrangement”) with the primary objective to increase its scalable operational footprint, expand its portfolio of diverse medical and adult-use cannabis brands and products, expand its multi-continent distribution network, and gain a robust capital structure to fund a global expansion strategy. The transaction closed on April 30, 2021 (“Closing Date”).

The fair value of the purchase price is, as follows:

April 30, 2021
Number of Tilray common shares outstanding at acquisition date	179,635,973
Conversion ratio	0.8381
Tilray common shares issued at closing	214,337,159
Market share price of Aphria converted stock units	$14.62
Fair value of Tilray common stock transferred to Aphria shareholders	3,133,609
Consideration related to stock-based compensation (1)	71,297
Total fair value of consideration transferred	$3,204,906

(1)

On acquisition date there was consideration in the form of 1,207,010 restricted stock units and 4,782,132 stock options that had been issued before the acquisition date to employees and non-employees of Tilray. The pre-combination fair value of these awards is $17,646 and $53,650, respectively. The consideration will be reassessed and adjusted to fair value each quarter through General and Administration Expense in the Statement of Loss and Comprehensive Loss.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

April 30, 2021
Assets
Cash and cash equivalents	$375,673
Accounts receivable	28,054
Inventory	76,547
Prepaids and other current assets	8,960
Capital assets	136,637
Right-of-use assets, operating leases	12,606
Definite-lived intangible assets (estimated useful life)
Distribution channel (15 years)	404,000
Customer relationships (15 years)	59,000
Know how (5 years)	115,000
Brands (10 to 25 years)	301,000
Indefinite-lived intangible assets
Licenses	200,000
Goodwill	2,221,613
Other assets	22,879
Total assets	3,961,969
Liabilities
Accounts payable	62,292
Accrued expenses and other current liabilities	85,120
Accrued lease obligations	21,962
Warrant liability	79,402
Deferred tax liability	236,391
Convertible notes	267,862
Other liabilities	4,034
Total liabilities	757,063
Net assets acquired	$3,204,906

In connection with the reverse acquisition, the Company incurred transaction costs of $42,000.  The goodwill of $2,221,613 is primarily related to factors such as synergies and market share and reportable under the Company’s Cannabis and Wellness segment is as follows on a preliminary basis:

	Cannabis	Wellness	Total
Goodwill related to Tilray	2,144,143	77,470	2,221,613

Goodwill is not deductible for tax purposes. The financial results of Tilray are included in the Company’s financial statements since acquisition date. The Consolidated Statements of Loss and Comprehensive Loss include net revenue of $13,018 and net income of $645.

Supplemental pro forma information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the reverse acquisition as if the reverse acquisition had occurred as of June 1, 2019. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time.

	Years ended May 31,
	2021	2020
Revenue	$692,270	$624,950
Net loss	$(795,251)	$(649,276)
Net loss per share - basic and diluted	$(1.77)	$(1.71)

The above pro forma revenue and net loss include adjustments directly attributable to the business combination and related primarily non-recurring transaction costs of $37,000, increase in intangible assets amortization expense of $28,000 and decrease in interest expense associated with Tilray’s convertible senior notes of 5,000

Acquisition of SW Brewing Company, LLC

On November 25, 2020, the Company, through its wholly-owned subsidiary Four Twenty Corporation, completed the purchase of all the shares of SW Brewing Company, LLC which is the holding company of 100% of the common shares of SweetWater. The purchase price consisted of cash consideration of $255,543, share consideration of 8,232,810 shares, and additional cash consideration of up to $66,000 contingent on SweetWater achieving specified EBITDA targets. The fair value of the shares on the date the Company closed the acquisition was $65,889, the fair value of the contingent consideration on the date the Company closed the acquisition was $58,959.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Amount
Consideration
Cash	$255,543
Shares	65,889
Contingent consideration	58,959
Total consideration	380,391
Net assets acquired
Current assets
Cash and cash equivalents	6,988
Accounts receivable	3,810
Prepaids and other current assets	528
Inventory	4,815
Long-term assets
Capital assets	43,093
Customer relationships	155,000
Intellectual property, trademarks & brands	92,000
Non-compete agreements	10,000
Goodwill	100,202
Total assets	416,436
Current liabilities
Accounts payable and accrued liabilities	5,289
Current portion of lease liabilities	434
Long-term liabilities
Lease liabilities	30,322
Total liabilities	36,045
Total net assets acquired	$380,391

The contingent consideration from the acquisition of SweetWater is a fair value measurement and as such is carried at fair value. The fair value has been determined by discounting future expected cash outflows at a discount rate of 5%. The inputs into the future expected cash outflows are level 3 on the fair value hierarchy and are subject to volatility and uncertainty, which could significantly affect the fair value of the contingent consideration in future periods. As at May 31, 2021, the fair value of the contingent consideration was $60,657, expected to be paid in December 2023. The goodwill of $102,202 is primarily related to factors such as synergies and market opportunities and reportable under the Company’s Beverage Alcohol segment.

Supplemental pro forma information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition of SW Brewing Company, LLC as if the transaction had occurred as of June 1, 2019. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time.

	Years ended May 31,
	2021	2020
Revenue	$542,000	$470,000
Net loss	$(328,000)	$(80,000)
Net loss per share - basic and diluted	$(0.73)	$(0.37)

11.	Goodwill

The goodwill recognized is as a result of expected synergies from combining operations through business acquisitions and none of the goodwill is deductible for income tax purposes.

Goodwill is comprised of:

	Segment	May 31, 2021	May 31, 2020
Broken Coast Cannabis Ltd.	Cannabis business	105,963	105,963
Nuuvera Corp.	Business under development	273,606	273,606
LATAM Holdings Inc.	Business under development	63,239	63,239
CC Pharma GmbH	Distribution business	4,458	4,458
SweetWater	Beverage alcohol business	100,202	—
Tilray	Cannabis business	2,144,143	—
Tilray	Wellness business	77,470	—
Effect of foreign exchange		63,713	64
		$2,832,794	$447,330

During the year ended May 31, 2021, the Company completed its annual goodwill impairment assessment of the fair value of the Company’s reporting units compared to their carrying amount. For the year ended May 31, 2021 there were no impairment charges recognized. For the year ended May 31, 2020, the Company recorded the following impairment charges:

$3,581 (C$4,800) on CannInvest Africa Ltd. and Verve Dynamics Incorporated (Pty) Ltd., the Company used a discount rate of 38.5%;

$3,730 (C$5,000) on ABP, S.A., the Company used a discount rate of 23.3%;

$14,301 (C$19,171) on Marigold Projects Jamaica Limited (“Marigold”), the Company used a discount rate of 38.5%; and

$29,067 (C$35,000) on ColCanna S.A.S., the Company used a discount rate of 40.0%.

12.	Convertible notes receivable

During the year ended May 31, 2021, the Company did not purchase any convertible notes (2020 - $nil). The unrealized loss on convertible notes receivable recognized in other comprehensive income amounts to $3,824 and $5,476 for the years ended May 31, 2021 and 2020 respectively.

During the year ended May 31, 2021, and 2020 the Company received total proceeds of $1,251,and $nil respectively from sales of available-for-sale securities and gain (loss) of $5,277, and $nil respectively was reclassified out of accumulated other comprehensive income into earnings.

The fair value was determined using the Black-Scholes option pricing model using the following assumptions: the risk-free rate of 1.25%; expected life of the convertible note; volatility of 70% based on comparable companies; forfeiture rate of nil; dividend yield of nil; and, the exercise price of the respective conversion feature.

Convertible notes receivable is comprised of the following investments:

	May 31, 2021	May 31, 2020
HydRx Farms Ltd. (d/b/a Scientus Pharma)	$—	$4,352
10330698 Canada Ltd. (d/b/a Starbuds)	828	3,429
High Tide Inc.	1,657	2,828
Total convertible notes receivable	2,485	10,609
Deduct - current portion	(2,485)	(10,609)
Total convertible notes receivable, non current portion	$—	$—

HydRx Farms Ltd. (d/b/a Scientus Pharma)

On August 14, 2017, Aphria purchased C$11,500 in secured convertible debentures of Scientus Pharma (“SP”). The convertible debentures bore interest at 8%, paid semi-annually, matured in two years and included the right to convert the debentures into common shares of SP at C$2.75 per common share at any time before maturity. During the year ended May 31, 2021, the Company settled the note receivable for $4,032 (C$5,000).

10330698 Canada Ltd. (d/b/a Starbuds)

On December 28, 2018, Aphria purchased C$5,000 in secured convertible debentures of Starbuds. The convertible debentures bear interest at 8.5% per annum accruing daily due until maturity on December 28, 2020. The debentures are secured against the assets of Starbuds. The debentures and any accrued and unpaid interest are convertible into common shares for C$0.50 per common share and matured on December 28, 2020. Starbuds is currently in default under the convertible debentures.

As at May 31, 2021, the fair value of the Company’s secured convertible debentures was $828 (C$1,000) (May 31, 2020 - $3,429 (C$4,728)), which includes $385 (C$465) (May 31, 2020 - $157 (C$216)) of accrued interest. The remaining change resulted in a fair value gain (loss) recognized in other comprehensive income.

High Tide Inc.

On April 10, 2019, Aphria purchased C$4,500 in unsecured convertible debentures of High Tide Inc. (“High Tide”). The convertible debentures bear interest at 10% per annum, payable annually up front in common shares of High Tide based on the 10-day volume weighted average price (the “Debentures”). The Debentures matured on April 10, 2021. In addition to the Debentures, the Company received 6,000,000 warrants in High Tide as part of the purchase of the unsecured convertible debentures (Note 13). Upon maturity, the Company agreed to extend the maturity date on C$2,000 of the convertible notes.  The extended notes bear interest at 9% per annum and are due on April 21, 2023.
13.	Interest in equity investees

The Company acquired the following equity method investments as a results of the Arrangement on April 30, 2021:

Plain Vanilla Research Limited Partnership (“Fluent”)

A joint venture with Anheuser-Busch InBev (“AB InBev”) to research and develop non- alcohol beverages containing cannabis. Under the terms of the arrangement, the Company and AB InBev each have 50% ownership and 50% voting interest in the Plain Vanilla Research Limited Partnership (“Fluent”), headquartered in Canada. The Company has determined that Fluent is a VIE, but the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, the Company does not consolidate the financial statements of Fluent and accounts for this investment using the equity method of accounting. At May 31, 2021 the maximum exposure to loss is limited to the Company’s equity investment in the joint venture.

Cannfections Group Inc. (“Cannfections”)

A joint venture with Cannfections Group Inc. (“Cannfections”) to develop and manufacture confectionary cannabis products. Under the terms of the arrangement, the Company and Cannfections each have 50% ownership and 50% voting interest. During the year ended May 31, 2021 the Company made no contributions to the joint venture.

The Company’s ownership interests in its equity method investments as of May 31, 2021 is as follows:

	Approximate ownership %	Carrying value May 31, 2021	Loss from equity method investments year ended May 31, 2021
Investment in Fluent	50%	$3,906	$(416)
Investment in Cannfections	50%	4,200	(42)
Total equity method investments		$8,106	$(458)

14.	Long-term investments

Long-term investments are comprised of the following items:

	Fair value May 31, 2021	Fair value May 31, 2020
Equity investments measured at fair value	12,185	19,595
Equity investments under measurement alternative	5,500	—
Total other investments	17,685	19,595

The Company’s equity investments at fair value consist of publicly traded shares, equity interest in non-traded companies and warrants held by the Company. The Company’s equity investments under measurement alternative include equity investments without readily determinable fair values. For the year ended May 31, 2021 the Company received proceeds of $8,430 on the sale of investments (2020-$19,570, 2019-$83,343) and recognized $1,567 in unrealized losses due to the change in fair value of investments (2020-$23,057, 2019-$8,122).
15.	Income taxes and deferred income taxes

Loss before income taxes includes the following components:

	For the year ended May 31,
	2021	2020	2019
United States	$(7,814)	—	—
Canada	(323,964)	(88,930)	(30,733)
Other countries	(13,208)	(20,255)	(7,405)
	$(344,986)	(109,185)	(38,138)

The (recoveries) expense for income taxes consists of:

	For the year ended May 31,
	2021	2020	2019
Current:
United States	$—	—	—
Canada	15,227	5,294	3,296
Other countries	697	375	407
	$15,924	5,669	3,703

Deferred:
United States	$1,517	—	—
Canada	(30,111)	(9,226)	(3,281)
Other countries	3,698	(4,795)	(2,467)
	$(24,896)	(14,021)	(5,748)
Income tax benefits, net	$(8,972)	(8,352)	(2,045)

A reconciliation of income taxes at the statutory rate with the reported taxes is as follows:

	For the year ended May 31,
	2021	2020	2019
Loss before net income taxes:	$(344,986)	(109,185)	(38,138)
Income tax benefits at statutory rate	(72,408)	(22,929)	(8,009)
Tax impact of foreign operations	(19,016)	(6,310)	(2,504)
Foreign exchange and other	1,011	(63)	(491)
Non-deductible expenses	(1,347)	2,474	5,731
Non-deductible (taxable) losses	45,230	2,152	(11,724)
Changes in enacted rates	135	—	—
Change in fair value of warrant liability	(259)	—	—
Stock based and other compensation	2,902	4,105	14,655
Change in valuation allowance	46,007	1,066	297
Non deductible dividend	(755)	—	—
Non deductible impairment	—	11,153	—
Effect of transaction	(10,472)	—	—

Income tax benefits, net	$(8,972)	(8,352)	(2,045)

The following table summarizes the components of deferred tax:

	May 31,
	2021	2020	2019
Deferred assets
Operating loss carryforwards - United States	$57,320	—	—
Operating loss carryforwards - Canada	152,382	20,512	9,535
Operating loss carryforwards - Other Countries	7,801	9,037	5,079
Capital loss carryforwards	1,350	1,854	7,028
Intangible assets	86,541	—	—
Property and equipment	17,107	—	—
Currently nondeductible interest	9,491	—	—
Partnership interests	34,108	—	—
Deferred financing costs	4,237	5,022	—
Investment tax credits and related pool balance	526	—	—
Other	26,716	1,704	1,101
Total Deferred tax assets	397,579	38,129	22,743
Less valuation allowance	(265,940)	(4,583)	(4,583)
Net deferred tax assets	131,639	33,546	18,160
Deferred tax liabilities
Property and equipment	(15,997)	(8,356)	(1,995)
Intangible assets	(376,228)	(69,580)	(73,454)
Convertible Senior Notes Due 2023	(4,977)	(4,056)	(4,739)
Total deferred tax liabilities	(397,202)	(81,992)	(80,188)
Net deferred tax liability	$(265,563)	(48,446)	(62,028)

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

The Tax Cuts and Jobs Act (2017 Tax Act) was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 35% to 21%. The Tax Act also contains additional provisions that are effective for the company in 2018, including a new tax on Global Intangible Low-Taxed Income (“GILTI”). Under GAAP, we are allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"); or (ii) factor in such amounts into the measurement of our deferred taxes (the "deferred method"). The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

Deferred income taxes have not been recorded on the basis differences for investments in consolidated subsidiaries as these basis differences are indefinitely reinvested or will reverse in a non-taxable manner.  Quantification of the deferred income tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.  Deferred income taxes have been recorded on the basis differences for investments in nonconsolidated entities.

At May 31, 2021, the Company had United States net operating loss carry-forwards of approximately $224,795 that can be carried forward indefinitely and generally limited in annual use to 80% of the current year taxable income starting 2021. The Company has Canadian net operating loss carry-forwards of approximately $510,456 that can be carried forward 20 years and begin to expire in 2028. Management believes that it is more-likely-than-not that the benefit from certain United States and foreign net operating loss carry-forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carry-forwards. The net change in the total valuation allowance was an increase of $261,357 and $0 for the years ended May 31, 2021 and 2020, respectively.

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

The total amount of gross unrecognized tax benefits (“GUTB”) was $0, $0, and $0 as of May 31, 2021, 2020 and 2019 respectively. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the financial statements.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. In the years ended May 31, 2021, 2020 and 2019, the Company recorded approximately $0, $0 and $0, respectively, of interest and penalty expenses related to uncertain tax positions. As of May 31, 2021, and 2020, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $0 and $0, respectively.

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
16.	Bank indebtedness

The Company secured an operating line of credit in the amount of C$1,000 which bears interest at the lender’s prime rate plus 75 basis points. As at May 31, 2021, the Company has not drawn on the line of credit. The operating line of credit is secured by a first charge on the property at 265 Talbot St. West, Leamington, Ontario and a first ranking position on a general security agreement.

The Company’s subsidiary, CC Pharma, has two operating lines of credit for €5,000 and €3,500 each, which bear interest at Euro Over Night Index Average plus 1.79% and Euro Interbank Offered Rate plus 3.682% respectively.

As at May 31, 2021, a total of €7,000 ($8,717) was drawn down from the available credit of €8,500. The operating lines of credit are secured by a first charge on the inventory held by CC Pharma.

The Company’s subsidiary, Four Twenty Corporation (“420”), has a revolving credit facility of $20,000 which bears interest at EURIBOR plus an applicable margin. As at May 31, 2021, the Company has not drawn any amount on the revolving line of credit. The revolving credit facility is secured by all of 420 and SweetWater’s assets and includes a corporate guarantee by the Company.
17.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised of:

	May 31,	May 31,
	2021	2020
Trade payables	$57,706	$41,159
Accrued liabilities	112,594	48,105
Accrued payroll and employment related taxes	19,390	—
Income taxes payable	14,764	4,651
Accrued interest	148	—
Accrued legal settlement	—	18,496
Other accruals	8,211	—
	$212,813	$112,411

As part of the reverse acquisition, (refer to Note 10 Business acquisitions and goodwill), the Company acquired a trademark and license agreement with Authentic Brands Group (“ABG”) for the use of the Prince trademark (“ABG Prince Agreement”). Under the ABG Prince Agreement, the Company pays a royalty on actual product sales in addition to a guaranteed minimum royalty payment of $375 on a quarterly basis until the maturity date of December 31, 2025.

18.	Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	May 31,	May 31,
	2021	2020
Credit facility - C$80,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2022	$62,964	$58,026
Term loan - C$25,000 - Canadian 5-year bond interest rate plus 2.73% with a minimum 4.50%, 5-year term, with a 15-year amortization, repayable in blended monthly payments, due in July 2023	14,335	13,231
Term loan - C$25,000 - 3.95%, compounded monthly, 5-year term with a 15-year amortization, repayable in equal monthly instalments of $188 including interest, due in April 2022	17,117	15,939
Term loan - C$1,250 - 3.99%, 5-year term, with a 10-year amortization, repayable in equal monthly instalments of $13 including interest, due in July 2021	587	602
Mortgage payable - C$3,750 - 3.95%, 5-year term, with a 20-year amortization, repayable in equal monthly instalments of $23 including interest, due in July 2021	2,562	2,349
Vendor take-back mortgage - C$2,850 - 6.75%, 5-year term, repayable in equal monthly instalments of $56 including interest, due in June 2021	92	508
Term loan ‐ €5,000 ‐ Euro Interbank Offered Rate + 1.79%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	3,356	4,163
Term loan ‐ €5,000 ‐ Euro Interbank Offered Rate + 2.68%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	3,356	4,163
Term loan ‐ €1,500 ‐ Euro Interbank Offered Rate + 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in April 2025	1,831	1,665
Term loan ‐ €1,500 ‐ Euro Interbank Offered Rate + 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in June 2025	1,831	—
Term loan - $100,000 - EUROBIR rate plus an applicable margin, 3-year term, repayable in quarterly instalments beginning March 31, 2021 of $7,500 in its first twelve months and $10,000 in each of the next two years, due in March 2024	98,138	—
	206,169	100,646
Deduct - unamortized financing fees	(2,061)	(477)
- principal portion included in current liabilities	(36,622)	(6,141)
	$167,486	$94,028

The credit facility of C$80,000 ($66,278) was entered into on November 29, 2019 by 51% owned subsidiary Aphria Diamond and is secured by a first charge on the property at 620 County Road 14, Leamington, Ontario, owned by Aphria Diamond, and a guarantee from Aphria Inc.

The term loan of C$25,000 ($20,712) was entered into on July 27, 2018 and is secured by a first charge on the property at 223, 231, 239, 265, 269, 271 and 275 Talbot Street West, Leamington Ontario, a first position on a general security agreement, and an assignment of fire insurance to the lender. The effective interest rate during the year was 4.68%.

The term loan of C$25,000 ($20,712) was entered into on May 9, 2017 and is secured by a first charge on the property at 265 Talbot Street West, Leamington Ontario, a first position on a general security agreement, and an assignment of fire insurance to the lender.

The term loan of C$1,250 ($1,036) and mortgage payable of C$3,750 ($3,108) were entered into on July 22, 2016 and are secured by a first charge on the property at 265 Talbot Street West, Leamington, Ontario and a first position on a general security agreement.

The vendor take-back mortgage payable of C$2,850 ($2,361) was entered into on June 30, 2016 in conjunction with the acquisition of the property at 265 Talbot Street West. The mortgage is secured by a second charge on the property at 265 Talbot Street West, Leamington, Ontario. The mortgage was repaid in full and the security deemed released in June 2021.

During the year ended May 31, 2021, the Company entered into a term loan for €1,500 ($2,210) through wholly owned subsidiary CC Pharma. The term loans for €9,500 ($13,955) are held through wholly-owned subsidiary CC Pharma. These term loans are secured against the distribution inventory held by CC Pharma.

During the year ended May 31, 2021, the Company, entered into a secured credit agreement for term loan of $100,000 through wholly owned subsidiary Four Twenty Corporation (“420”). The Company drew the full amount of the term loan. 420 provided all of its and SweetWater’s assets as security for the loan and Aphria Inc. provided a corporate guarantee.

As at May 31, 2021, the Company was in compliance with all the long-term debt covenants.
19.	Convertible debentures

The following table sets forth the net carrying amount of the convertible debentures:

	May 31,	May 31,
	2021	2020
5.25% Convertible Notes ("APHA 24")	$399,444	$196,405
5.00% Convertible Notes ("TLRY 23")	268,180	—
Total convertible debentures	$667,624	$196,405

APHA 24

	May 31,	May 31,
	2021	2020
Opening balance	$196,405	$305,626
Debt settlement	—	(66,127)
Fair value adjustment	203,039	(43,094)
	$399,444	$196,405

The unsecured convertible debentures were entered into in April 2019, in the principal amount of $350,000, are due in five years from issuance. The APHA 24 bears interest at a rate of 5.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The APHA 24 matures on June 1, 2024, unless earlier converted. The APHA 24 is an unsecured obligation and ranks senior in right of payment to all indebtedness that is expressly subordinated in right of payment to it. The APHA 24 will rank equal in right of payment with all liabilities that are not subordinated. The APHA 24 is effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

Holders of the APHA 24 may convert all or any portion of their Notes, in multiples of $1 principal amount, at their option at any time between December 1, 2023 to the maturity date. The initial conversion rate for the APHA 24 will be 89.31162364 shares of common stock, par value $0.0001 per share, of Tilray, Inc. per $1,000 principal amount of Notes, which will be settled in cash, common shares of Aphria or a combination thereof, at Tilray’s election. This is equivalent to an initial conversion price of approximately $11.20 per common share, subject to adjustments in certain events. In addition, holders of the APHA 24 may convert all or any portion of their Notes, in multiples of $1 principal amount, at their option at any time preceding December 1, 2023, if:

(a)

the last reported sales price of the common shares for at least 20 trading days during a period of 30 consecutive trading days immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(b)

during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1 principal amount of the APHA 24 for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate on each such trading day;

(c)	the Company calls any or all of the APHA 24 for redemption or;
(d)	upon occurrence of specified corporate event.

The Company may not redeem the APHA 24 prior to June 6, 2022, except upon the occurrence of certain changes in tax laws. On or after June 6, 2022, the Company may redeem for cash all or part of the Notes, at its option, if the last reported sale price of the Company’s common shares has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on and including trading day immediately preceding the date on which the Company provides notice of redemption. The redemption of the APHA 24 will be equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date.

The Company elected the fair value option under ASC 825 Fair Value Measurements for the APHA 24. The APHA 24 was initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss).

The overall change in fair value of the APHA 24 during the year ended May 31, 2021 was an increase of $170,453 with a foreign exchange impact of $32,586 (2020 – decrease of $43,094 and $nil), which included contractual interest of $13,600 (2020 - $17,979). As at May 31, 2021, there was $259,400 principal outstanding (2020 - $259,400).

TLRY 23

May 31,
2021
Opening balance	$—
Principal amount issued	277,856
Unamortized discount	(9,676)
Net carrying amount	$268,180

As part of the reverse acquisition (refer to Note 10 Business acquisitions and goodwill), the Company acquired convertible notes with a fair value of $277,857.

The TLRY 23 bears interest at a rate of 5.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest may accrue on the TLRY 23 in specified circumstances. The TLRY 23 will mature on October 1, 2023, unless earlier repurchased, redeemed or converted. There are no principal payments required over the five-year term of the TLRY 23, except in the case of redemption or events of defaults.

The TLRY 23 is the Company’s general unsecured obligations and ranks senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of the Company’s current or future subsidiaries.

The Indenture includes customary covenants and sets forth certain events of default after which the convertible notes may be declared immediately due and payable, including certain types of bankruptcy or insolvency involving the Company. To the extent the Company so elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will, for the first 365 days after such event of default, consist exclusively of the right to receive additional interest on the notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election (the “cash conversion option”). The initial conversion rate for the convertible notes is 5.9735 shares of common stock per one thousand dollar principal amount of notes, which is equivalent to an initial conversion price of approximately $167.41 per share of common stock, which represents approximately 1,659,737 shares of common stock, based on the $277,856 aggregate principal amount of convertible notes outstanding as of May 31, 2021 (2020 - $nil). Throughout the term of the TLRY 23, the conversion rate may be adjusted upon the occurrence of certain events.

Prior to the close of business on the business day immediately preceding April 1, 2023, the TLRY 23 will be convertible only under the specified circumstances. On or after April 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their TLRY 23, in multiples of $1 principal amount, at the option of the holder regardless of the aforementioned circumstances.

The Company may from time to time seek to retire or purchase its TLRY 23, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

As of May 31, 2021, the TLRY 23 is not yet convertible. The convertible notes will become convertible upon the satisfaction of the above circumstances. The remaining unamortized debt discount related to the convertible notes as of May 31, 2021 will be accreted over the remaining term of the TLRY 23, which is approximately 28 months.

As at May 31, 2021, the Company was in compliance with all the covenants set forth under the Indenture.

During the year ended May 31, 2021, the Company recognized total interest expense of $1,585 (2020 – $nil), which included contractual interest coupon of $1,158 (2020 - $nil) and amortization of the discount of $427 (2020 - $nil).

20.	Warrants

The warrant details of the Company are as follows:

				Weighted
		Expiry	Number of	average
Type of warrant	Classification	date	warrants	price
Warrant	Equity	September 26, 2021	166,000	$3.14
Warrant	Equity	January 30, 2022	5,828,651	9.26
Warrant	Liability	March 17, 2025	6,209,000	5.95
			12,203,651	$7.41

As part of the Arrangement, Aphria’s 2016 Warrants (the 200,000 warrants issued by Aphria expiring September 26, 2021) were exchanged for 166,000 Replacement Warrants (warrants to purchase Tilray shares pursuant to the Plan of Arrangement), expiring September 26, 2021.

As part of the Arrangement, Aphria’s all 2020 Warrants (the 7,022,472 warrants issued by Aphria expiring January 30, 2022), ceased to represent a warrant to acquire Aphria shares and instead represent a right to receive 5,828,651 Tilray shares in accordance with their term.

As part of the Arrangement, all outstanding Tilray Warrants which expire on March 17, 2025 remain outstanding without change to any of their terms. The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. There were no triggering events during the year ended May 31, 2021. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

	May 31, 2021		May 31, 2020
		Weighted		Weighted
	Number of	average	Number of	average
	warrants	price	warrants	price
Outstanding, beginning of the year	5,994,651	$8.91	1,903,024	$12.01
Exercised during the year	—	—	(636,089)	1.47
Issued during the year	6,209,000	5.95	5,828,652	9.08
Cancelled during the year	—	—	—	—
Expired during the year	—	—	(1,100,936)	19.46
Outstanding, end of the year	12,203,651	$7.41	5,994,651	$8.91

The Company estimated the fair value of the warrant liability at May 31, 2021 at $12.59 per warrant using the Black Scholes pricing model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	0.90%
Expected volatility	70%
Expected term	4.3 years
Expected dividend yield	—%
Strike price	$5.95
Fair value of common stock	$16.67

Expected volatility is based on both historical and implied volatility of the Company’s common stock.
21.	Stock-based compensation

For the year ended May 31, 2021, the total stock-based compensation expense was $17,351 (2020 - $18,079 and 2019 - $21,951). The Company operates multiple stock-based award plans as follows:

Tilray 2018 Equity Incentive Plan and Original Plan

The 2018 Equity Incentive Plan (EIP) authorizes the award of stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) to employees, including officers, non-employee directors and consultants and the employees and consultants of our affiliates. Shares subject to awards granted under the EIP that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under the EIP. Additionally, shares become available for future grant under the EIP if they were issued under the EIP and if the Company repurchases them or they are forfeited. This includes shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award. The maximum number of shares of common stock subject to stock awards granted under the EIP or otherwise during any one calendar year to any non-employee director, taken together with any cash fees paid by the Company to such non-employee director during such calendar year for service on the Board of Directors, will not exceed five hundred thousand dollars in total value, calculating the value of any such stock awards based on the grant date fair value of such stock awards for financial reporting purposes, or, with respect to the calendar year in which a nonemployee director is first appointed or elected to our Board of Directors, one million dollars.

Stock options represent the right to purchase shares of our common stock on the date of exercise at a stated exercise price. The exercise price of a stock option generally must be at least equal to the fair market value of our shares of common stock on the date of grant. The Company’s compensation committee may provide for stock options to be exercised only as they vest or to be immediately exercisable with any shares issued on exercise being subject to the Company’s right of repurchase that lapses as the shares vest. The maximum term of stock options granted under the EIP is ten years.

RSUs represent a right to receive common stock or their cash equivalent for each RSU that vests, which vesting may be based on time or achievement of performance conditions. Unless otherwise determined by our compensation committee at the time of grant, vesting will cease on the date the participant no longer provides services to the Company and unvested shares will be forfeited. If an RSU has not been forfeited, then on the date specified in the RSUs, the Company will deliver to the holder a number of whole shares of common stock, cash or a combination of shares of our common stock and cash. Additionally, dividend equivalents may be credited in respect of shares covered by the RSUs. Any additional shares covered by the RSU credited by reason of such dividend equivalents will be subject to all of the same terms and conditions of the underlying RSU agreement to which they relate. The RSUs generally vest over a 3-or-4 year period. The fair value of RSUs are based on the share price as at date of grant.

SARs provide for a payment, or payments, in cash or shares of common stock to the holder based upon the difference between the fair market value of shares of our common stock on the date of exercise and the stated exercise price. The maximum term of SARs granted under the EIP is ten years. No SARs were issued to date.

The EIP permits the grant of performance-based stock and cash awards. The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates or business segments and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. The length of any performance period, the performance goals to be achieved during the performance period, and the measure of whether and to what degree such performance goals have been attained will be conclusively determined by the Board of Directors.

As of April 30, 2021, 9,806,851 shares of common stock had been reserved for issuance under the EIP. The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each calendar year, for a period of not more than ten years, starting on January 1, 2019 and ending on and including January 1, 2027, in an amount equal to 4% of the total number of shares of our common stock outstanding on December 31 of the prior calendar year, or a lesser number of shares determined by our Board of Directors. The shares reserved include only the outstanding shares related to stock options and RSUs and excludes stock options outstanding under the Original Plan.

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

No stock options were granted under the EIP during the year ended May 31, 2021. For the year ended May 31, 2020 and 2019, the fair value of each stock option granted is estimated on grant date using the Black-Scholes option pricing model using the following assumptions: risk-free rate for 2020 – 2.10% and 2019 – 2.92% on the date of grant; expected life for 2020 – 8.97 years and 2019 – 5.79 years; volatility for 2020 – 61.33% and 2019 – 58.54% based on comparable companies; dividend yield for 2020 and 2019 of $nil; and, the exercise price of the respective option. The expected life of the award is estimated using the simplified method since the Company does not have adequate historical exercise data to estimate the expected term.

Stock-based activity under the EIP and Original Plan for the year ended May 31, 2021 is as follows:

EIP Time-based stock option activity
	Stock Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance May 1,	3,182,547	$14.19	1.7	$30,331,823
Granted	—	—	—	—
Exercised	(1,665)	7.76	—	—
Forfeited	(188)	7.76	—	—
Cancelled	(468)	65.20	—	—
Balance May 31,	3,180,226	$14.19	1.3	$25,171,187

Original plan time-based stock option activity
	Stock Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Balance May 1,	946,948	3.99	2	13,777,571
Exercised	(29,403)	4.71	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Balance May 31,	917,545	$3.97	1.7	$11,885,699

Time-based RSU activity
	Time-based RSUs	Weighted-average grant-date fair value per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Balance May 1,	1,285,134	$15.70	—	—
Granted	198,521	7.76	—	—
Vested	(112,508)	12.99	—	—
Forfeited	(165,904)	11.97	—	—
Cancelled	—	—	—	—
Balance May 31,	1,205,243	$15.16	—	$20,091,286

Predecessor Plan - Aphria

Prior to the reverse acquisition (Note 10), Aphria had established the Aphria Omnibus Incentive Plan (the “Predecessor Plan”). Following stockholder approval of the EIP, no new awards have been granted under the Predecessor Plan. In connection with the reverse acquisition Aphria stock options, Aphria RSUs and DSUs issued under the Predecessor Plan were exchanged for options, RSUs under the EIP. As a result of the modification, all grantees were affected, and the Company recognized nil incremental compensation cost.

The fair value of each stock option granted under the Predecessor Plan is estimated on grant date using the Black-Scholes option pricing model using the following assumptions: risk-free rate of 0.39% (2020 – 1.20 – 1.56% and 2019 – 1.66 – 2.38%) on the date of grant; expected life of 5 years (2020 - 5 years and 2019 – 3 - 5 years); volatility of 70% (2020 and 2019 – 70%) based on comparable companies; forfeiture rate of 35% (2020 –  20% and 2019 – 0%); dividend yield of $nil (2020 and 2019 – $nil); and, the exercise price of the respective option. The expected life of the award is estimated using the simplified method since the Company does not have adequate historical exercise data to estimate the expected term.

Stock option, RSU and DSU activity for the Company under the Predecessor Plan is as follows:

Time-based stock option activity

	May 31, 2021
			Weighted	Weighted
		Weighted	average	average
		average	grant	remaining	Aggregate
	Number of	exercise	date fair	contractual	Intrinsic
	options	price	value	term (years)	Amount
Outstanding, beginning of the year	4,484,051	$12.04	$6.24	2.9	(32,781)
Exercised during the year	(1,073,986)	8.70	$4.38	N/A	N/A
Granted during the year	41,500	5.88	$2.18	N/A	N/A
Forfeited during the year	(884,320)	14.06	$7.46	N/A	N/A
Expired during the year	(68,060)	18.72	$8.80	N/A	N/A
Outstanding, end of the year	2,499,185	$12.48	$6.51	2.4	10,472
Vested and exercisable, end of the year	1,846,090	$13.53	$7.16	2.2	5,797

During the year ended May 31, 2021, the Company issued 41,500 stock options at an exercise price of $5.88 per share, exercisable for 5 years to officers of the Company. The weighted-average grant date fair values of time-based stock options granted during the year ended May 31, 2021 was $2.18 per share (2020 - $3.54 and 2019 - $7.32). The total intrinsic values of these stock options exercised during the year ended May 31, 2021 was $4,679,758 (2020 - $4,869,447 and 2019 - $28,025,979). The total fair value of time-based stock options vested during the year ended May 31, 2021 was $3,054,257 (2020 - $9,592,767 and 2019 - $14,983,131).

As of May 31, 2021, the total remaining unrecognized compensation expenses related to non-vested time-based stock options amounted to $3,058,733 (2020 - $8,209,817 and 2019 - $17,110,533), which will be amortized over the weighted-average remaining requisite service period of approximately 1.06 years (2020 – 1.53 years and 2019 – 1.52 years).

Performance-based stock option activity

May 31, 2021
			Weighted	Weighted
		Weighted	average	average
		average	grant	remaining	Aggregate
	Number of	exercise	date fair	contractual	Intrinsic
	options	price	value	term (years)	Amount
Outstanding, beginning of the year	398,400	$8.11	$3.80	0.6	(1,347)
Exercised during the year	(166,000)	$5.15	$2.38	N/A	N/A
Granted during the year	—	—	—	N/A	N/A
Forfeited during the year	(232,400)	$10.23	$4.81	N/A	N/A
Expired during the year	—	—	—	N/A	N/A
Outstanding, end of the year	—	—	—	—	—
Vested and exercisable, end of the year	—	—	—	—	—

The weighted-average grant date fair values of performance-based stock options granted during the year ended May 31, 2021 was $N/A per share (2020 - $N/A and 2019 - $N/A). The total intrinsic values of these stock options exercised during the year ended May 31, 2021 was $746,743 (2020 - $326,033 and 2019 - $1,864,100). The total fair value of performance-based stock options vested during the year ended May 31, 2021 was $395,138 (2020 - $222,721 and 2019 - $461,188).

As of May 31, 2021, the total remaining unrecognized compensation expenses related to non-vested performance-based stock options amounted to $N/A (2020 - $1,074,701 and 2019 - $1,206,415), which will be amortized over the weighted-average remaining requisite service period of approximately N/A years (2020 – 0.58 years and 2019 – 0.76 years).

Time-based and Performance-based RSU activity

As of May 31, 2021, the total remaining unrecognized compensation expenses related to non-vested time-based RSUs amounted to $16,273,457 (2020 - $10,240,001 and 2019 - $1,392,478), which will be amortized over the weighted-average remaining requisite service period of approximately 1.03 years (2020 – 1.44 years and 2019 – 0.54 years). The total intrinsic values of the time-based RSUs exercised during the year ended May 31, 2021 was $10,905,991 (2020 - $5,123,883 and 2019 - $775,962). The total fair value of time-based RSUs vested during the year ended May 31, 2021 was $8,777,963 (2020 - $4,507,883 and 2019 - $2,044,952).

	May 31, 2021
		Weighted		Weighted
		average		average
		grant -		grant -
		date fair	Performance-	date fair
	Time- based	value per	based	value per
	RSUs	share	RSUs	share
Non-vested, beginning of the year	1,588,743	$7.71	19,335	$6.01
Granted during the year	2,370,862	$6.24	—	—
Vested during the year	(1,006,222)	$(6.83)	—	—
Forfeited during the year	(158,411)	$(6.68)	(19,335)	$(6.01)
Non-vested, end of the year	2,794,972	$6.88	—	—

22.	Accumulated other comprehensive loss

Accumulated other comprehensive loss includes the following components:

	Foreign currency translation (loss) gain	Unrealized loss on convertible notes receivables	Total
Balance May 31, 2018	$110	$2,844	$2,954
Other comprehensive income (loss)	(90)	(2,570)	(2,660)
Elimination of CTA on disposal of equity investee	606	—	606
Balance May 31, 2019	626	274	900
Other comprehensive income (loss)	(858)	(5,476)	(6,334)
Balance May 31, 2020	(232)	(5,202)	(5,434)
Settlement of convertible notes receivable	—	5,277	5,277
Other comprehensive income (loss)	156,649	(3,824)	152,825
Balance May 31, 2021	$156,417	$(3,749)	$152,668

23.	Non-controlling interests

The following tables summarise the information relating to the Company’s subsidiaries, CC Pharma Nordic ApS, Aphria Diamond, Marigold Projects Jamaica Limited (“Marigold”), and ColCanna S.A.S. before intercompany eliminations.

Non-controlling interests as at May 31, 2021:

	CC Pharma	Aphria		ColCanna	May 31,
	Nordic ApS	Diamond	Marigold	S.A.S.	2021
Current assets	$919	$19,531	$—	$315	$20,765
Non-current assets	103	153,696	—	146,587	300,386
Current liabilities	(956)	(28,511)	—	(62)	(29,529)
Non-current liabilities	(406)	(69,332)	—	(6,606)	(76,344)
Net assets	(340)	75,384	—	140,234	215,278

Non-controlling interests as at May 31, 2020:

	Aphria		ColCanna	May 31,
	Diamond	Marigold	S.A.S.	2020
Current assets	$25,957	$—	$547	$26,504
Non-current assets	156,251	—	83,857	240,108
Current liabilities	(11,337)	—	(274)	(11,611)
Non-current liabilities	(128,031)	—	(24,471)	(152,502)
Net assets	42,840	—	59,659	102,499

Non-controlling interests for the year ended May 31, 2021:

	CC Pharma	Aphria		ColCanna	May 31,
	Nordic ApS	Diamond	Marigold	S.A.S.	2021
Revenue	$827	$131,381	$—	$—	$132,208
Total expenses (recovery)	(958)	(67,030)	—	(923)	(68,911)
Net (loss) income	(131)	64,351	—	(923)	63,297
Other comprehensive (loss) income	—	—	—	—	$—
Net comprehensive income	(131)	64,351	—	(923)	63,297

Non-controlling interests for the year ended May 31, 2020:

	Aphria		ColCanna	May 31,
	Diamond	Marigold	S.A.S.	2020
Revenue	$24,142	$40	$—	$24,182
Total expenses (recovery)	(25,141)	4,995	19,447	(699)
Net (loss) income	(999)	5,035	19,447	23,483
Other comprehensive (loss) income	—	—	—	$—
Net comprehensive loss	(999)	5,035	19,447	23,483

Non-controlling interests for the year ended May 31, 2019:

	Aphria Diamond	CannInvest Africa Ltd.	Verve Dynamics	Nuuvera Malta Ltd.	Marigold	ColCanna S.A.S.	May 31, 2019
Revenue	$—	$—	$—	$174	$—	$—	$174
Total expenses (recovery)	(21,273)	$(8)	$(634)	(791)	(572)	(942)	(24,220)
Net (loss) income	(21,273)	(8)	(634)	(617)	(572)	(942)	(24,046)
Other comprehensive (loss) income	—	—	—	—	—	—
Net comprehensive loss	(21,273)	(8)	(634)	(617)	(572)	(942)	(24,046)

24.	Net revenue

Net revenue is comprised of:

	For the year ended May 31,
	2021	2020	2019
Cannabis revenue	$264,334	153,477	67,592
Cannabis excise taxes	(62,942)	(23,581)	(7,716)
Net cannabis revenue	201,392	129,896	59,876
Beverage alcohol revenue	29,661	—	—
Beverage alcohol excise taxes	(1,062)	—	—
Net beverage alcohol revenue	28,599	—	—
Distribution revenue	277,300	275,430	119,427
Wellness revenue	5,794	—	—
	$513,085	$405,326	$179,303

25.	Cost of goods sold

Cost of goods sold is comprised of:

	For the year ended May 31,
	2021	2020	2019
Cannabis costs	$130,511	68,551	31,341
Beverage alcohol costs	12,687	—	—
Distribution costs	242,472	240,722	104,451
Wellness costs	4,233	—	—
	$389,903	$309,273	$135,792

26.	General and administrative expenses

General and administrative expenses are comprised of the following items:

	For the year ended May 31,
	2021	2020	2019
Executive compensation	$8,645	$6,777	$4,402
Consulting fees	6,633	9,272	4,928
Office and general	19,503	12,351	12,486
Professional fees	5,146	4,918	8,916
Salaries and wages	37,126	28,252	14,842
Stock-based compensation	17,351	18,079	21,951
Insurance	12,257	9,370	4,050
Travel and accommodation	2,711	2,798	2,356
Rent	2,203	1,972	1,910
	$111,575	$93,789	$75,841

27.	Finance income (expense), net

Finance income (expense), net is comprised of:

	For the year ended May 31,
	2021	2020	2019
Interest income	$2,926	$6,273	$11,138
Interest expense	(30,903)	(25,644)	(5,879)
	$(27,977)	$(19,371)	$5,259

28.	Non-operating (expense) income

Non-operating (expense) income is comprised of:

	For the year ended May 31,
	2021	2020	2019
Foreign exchange (loss) gain	$(22,347)	$6,145	$692
Loss on marketable securities	—	(252)	(135)
Gain (loss) on sale of capital assets	1,523	(8,075)	42
(Loss) gain from equity investees	(458)	—	44,191
Deferred gain on sale of intellectual property	—	—	257
Loss on promissory notes receivable	—	(9,698)	—
(Loss) gain on long-term investments	(2,352)	(24,295)	14,860
Unrealized (loss) gain on convertible debentures	(170,453)	44,322	36,630
Realized gain on settlement of convertible debentures	—	9,289	—
Legal settlement	—	(3,241)	—
Unrealized loss on financial liabilities	—	—	(1,003)
Change in fair value of warrant liability	1,234	—	—
Other non-operating items, net	8,015	—	—
	$(184,838)	$14,195	$95,534

29.	Change in non-cash working capital

Change in non-cash working capital is comprised of:

	For the year ended May 31,
	2021	2020	2019
Decrease (increase) in:
Accounts receivable	$(23,512)	$(25,593)	$9,421
Prepaids and other current assets	(6,772)	(10,899)	4,322
Inventory	(35,286)	(89,660)	(26,069)
Increase (decrease) in:
Accounts payable and accrued liabilities	14,501	47,335	(8,984)
Deferred revenue	134	(15)	8,839
	$(50,935)	$(78,832)	$(12,471)

30.	Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt (refer to Note 18 Long-term debt), convertible notes (refer to Note 19 Convertible Debentures), ABG finance liability (refer to Note 17 Accounts payable and accrued liabilities) material purchase commitments and construction commitments as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt repayment	$204,108	36,623	69,925	95,181	1,438	941	—
Convertible notes, principal and interest	571,989	13,893	13,893	284,803	259,400	—	—
ABG finance liability	6,000	1,500	1,500	1,500	1,500	—	—
Material purchase obligations	26,097	21,141	4,009	854	93	—	—
Construction commitments	1,814	1,814	—	—	—	—	—
Total	$810,008	$74,971	$89,327	$382,338	$262,431	$941	$—

Legal proceedings

From time to time, the Company and/or its subsidiaries may become defendants in legal actions arising out of the ordinary course and conduct of its business. As of May 31, 2021, in the opinion of management, no claims meet the criteria to record a loss contingency.
31.	Financial risk management and financial instruments

Financial instruments

The Company has classified its financial instruments as described in Note 3 Significant accounting policies.

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

The Company’s long-term debt of $20,358 (2020 - $19,398) is subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for Government of Canada securities of similar duration. In each period thereafter, the incremental premium is held constant while the Government of Canada security is based on the then current market value to derive the discount rate.

Fair value hierarchy

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of inputs used in making the measurements. Cash and cash equivalents are Level 1. The hierarchy is summarized as follows:

Level 1	Quoted prices (unadjusted) in active markets for identical assets and liabilities
Level 2	Inputs that are observable for the asset or liability, either directly (prices) or indirectly (derived from prices) from observable market data
Level 3	Inputs for assets and liabilities not based upon observable market data

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				May 31,
	Level 1	Level 2	Level 3	2021
Financial assets
Cash and cash equivalents	$488,466	$—	$—	$488,466
Convertible notes receivable	—	2,485	—	2,485
Long-term investments	9,251	2,934	—	12,185
Financial liabilities
Warrant liability	—	—	(78,168)	(78,168)
Contingent consideration	—	—	(60,657)	(60,657)
APHA 24 Convertible debenture	—	—	(399,444)	(399,444)
Total recurring fair value measurements	$497,717	$5,419	$(538,269)	$(35,133)

				May 31,
	Level 1	Level 2	Level 3	2020
Financial assets
Cash and cash equivalents	$360,646	$—	$—	$360,646
Convertible notes receivable	—	10,609	—	10,609
Long-term investments	11,244	8,351	—	19,595
Financial liabilities
APHA 24 Convertible debenture	—	—	(196,405)	(196,405)
Total recurring fair value measures	$371,890	$18,960	$(196,405)	$194,445

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, debt securities classified as available-for-sale, acquisition-related contingent consideration, and warrant liability.

Convertible notes receivable and long-term investments recorded at fair value: The estimated fair value is determined using quoted market prices, broker or dealer quotations or discounted cash flows and is classified as Level 2.

Warrant liability: The warrants associated with the warrant liability are classified as Level 3 derivatives. Consequently, the estimated fair value of the warrant liability is determined using the Black Scholes pricing model. Until the warrants are exercised, expire, or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity, the warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded in change in fair value of warrant liability. Any significant adjustments to the unobservable inputs disclosed in the table below would have a direct impact on the fair value of the warrant liability.

APHA 24: This instrument is held at fair value. The estimated fair value is determined using the Black Scholes option pricing model and is classified as Level 3.

Contingent consideration: The contingent consideration from the acquisition of SweetWater is determined by discounting future expected cash outflows at a discount rate of 5%. The inputs into the future expected cash outflows are classified as Level 3.

The opening balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled to the closing balances as follows:

	APHA 24
	Convertible	Warrant	Contingent
	debenture	liability	consideration	Total
Closing balance May 31, 2020	$(196,405)	$—	$—	$(196,405)
Additions	—	(79,402)	(58,959)	(138,361)
Disposals	—	—	—	—
Unrealized gain (loss) on fair value	(203,039)	1,234	(1,698)	(203,503)
Closing balance May 31, 2021	$(399,444)	$(78,168)	$(60,657)	$(538,269)

The unrealized gain (loss) on fair value for the Convertible Debenture and the warrant liability is recognized in non-operating income (loss) using the following inputs:

Financial asset / financial liability	Valuation technique	Significant unobservable input	Inputs
APHA Convertible debentures	Black-Scholes	Volatility, expected life	70% 3 years
Warrant liability	Black-Scholes	Volatility, expected life	70% 4 years
Contingent consideration	Discounted cash flows	Discount rate, achievement	5% 100%

Items measured at fair value on a non-recurring basis

The Company's prepayments and other current assets, long lived assets, including property and equipment, goodwill and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Financial risk management

The Company has exposure to the following risks from its use of financial instruments: credit; liquidity; currency rate; interest rate price; equity price risk; and capital management risk.

(a)	Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at May 31, 2021, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets, promissory notes receivable and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

The Company evaluates the collectability of its accounts receivable and maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses.

Trade receivables included an allowance for doubtful accounts of $4,571 at May 31, 2021 (2020-$2,313), and is comprised of the following aged receivables:

	Total	0-30 days	31-60 days	61-90 days	90+ days
Trade receivables	$87,309	70,997	8,253	1,051	7,008
		82%	9%	1%	8%

Due to the uncertainties associated with COVID-19, the Company may be unable to accurately predict the creditworthiness of its counterparties and their ability to meet their obligations. This may result in unforeseen additional credit losses.

(b)	Liquidity risk

As at May 31, 2021, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which have contractual maturities over the next five years.

The Company maintains a debt service charge covenant on certain loans secured by its Aphria One facilities that is measured at year-end only. The Company maintains debt service charge and leverage covenants on certain loans secured by its Aphria Diamond facilities and 420 that are measured quarterly.  The Company believes that it has sufficient operating room with respect to its financial covenants for the next fiscal year and does not anticipate being in breach of any of its financial covenants.

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position at May 31, 2021, management regards liquidity risk to be low.

(c)	Currency rate risk

As at May 31, 2021, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

(d)	Interest rate price risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s outstanding debt. The Company manages interest rate risk by restricting the type of investments and varying the terms of maturity and issuers of marketable securities. Varying the terms to maturity reduces the sensitivity of the portfolio to the impact of interest rate fluctuations.

(e)	Equity price risks

As of May 31, 2021, the Company held long-term equity investments at fair value and equity investments under the measurement alternative. These investment in equities were acquired as part of our strategic transactions. Accordingly, the changes in fair values of investment in equities measured at fair value or under the measurement alternative are recognized through gain (loss) on long-term investment in the statements of net loss and comprehensive loss. Based on the fair value of investment in equities held as of May 31, 2021, a hypothetical decrease of 10% in the prices for these companies would reduce the fair values of the investments and result in unrealized loss recorded in gain (loss) on long-term investment by $1,769.

Similarly, based on the fair value of our warrant liability as of May 31, 2021, a hypothetical increase of 10% in the price for our common stock would increase the change in fair value of warrant liability and result in unrealized gain recorded in non-operating income by $9,800.

(f)	Capital management

The Company’s objectives when managing its capital are to safeguard its ability to continue as a going concern, to meet its capital expenditures for its continued operations, and to maintain a flexible capital structure which optimizes the cost of capital within a framework of acceptable risk. The Company manages its capital structure and adjusts it in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust its capital structure, the Company may issue new shares, issue new debt, or acquire or dispose of assets. The Company is not subject to externally imposed capital requirements.

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There have been no changes to the Company’s capital management approach in the year. The Company considers its cash and cash equivalents and marketable securities as capital.
32.	Segment reporting

Information reported to the Chief Operating Decision Maker (“CODM”) for the purpose of resource allocation and assessment of segment performance focuses on the nature of the operations. The Company operates in five segments. 1) cannabis operations, which encompasses the production, distribution and sale of both medical and adult-use cannabis, 2) beverage alcohol operations, which encompasses cultivation, distribution and sale of beverage alcohol products, 3) distribution operations, which encompasses the purchase and resale of pharmaceuticals products to customers, 4) wellness products, which encompasses hemp foods and cannabidiol (“CBD”) products and 5) businesses under development which encompass operations in which the Company has not received final licensing or has not commenced commercial sales from operations. Factors considered in determining the operating segments include the Company’s business activities, the management structure directly accountable to the CODM, availability of discrete financial information and strategic priorities within the organizational structure. Operating segments have not been aggregated and no asset information is provided for the segments because the Company’s CODM does not receive asset information by segment on a regular basis.

Segment net revenue from external customers:

	For the year ended May 31,
	2021	2020	2019
Cannabis business	$201,392	$129,896	$59,876
Distribution business	277,300	275,430	119,427
Beverage alcohol business	28,599	—	—
Wellness business	5,794	—	—
Business under development	—	—	—
Total net revenue	$513,085	$405,326	$179,303

Channels of Cannabis revenue were as follows:

	For the year ended May 31,
	2021	2020	2019
Revenue from medical cannabis products	$25,539	$28,685	$33,017
Revenue from adult-use cannabis products	222,930	112,207	30,236
Revenue from wholesale cannabis products	6,615	12,585	4,339
Revenue from international cannabis products	9,250	—	—
Less excise tax	(62,942)	(23,581)	(7,716)
Total net cannabis revenue	$201,392	$129,896	$59,876

Geographic net revenue:

	For the year ended May 31,
	2021	2020	2019
North America	$229,120	$129,663	$59,629
EMEA	279,062	271,291	116,578
Latin America	4,903	4,372	3,096
Total net revenue	$513,085	$405,326	$179,303

Geographic capital assets:

	May 31, 2021	May 31, 2020
North America	504,575	$371,823
EMEA	140,838	44,348
Latin America	5,285	4,535
Total capital assets	$650,698	$420,706

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the years ended May 31, 2021, 2020, and 2019 there were no major customers representing greater than 10% of our annual revenues.

33.	Quarterly financial data (unaudited)

The following table contains selected quarterly data for 2021 and 2020. information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the three months ended
	August 31, 2020	November 30, 2020	February 28, 2021	May 31, 2021
Net revenue	$117,490	$129,459	123,900	142,236
Gross profit	34,945	35,283	30,456	22,498
Net income (loss)	(21,744)	(89,249)	(258,626)	33,605
Net income (loss) attributable to Tilray shareholders	(32,958)	(100,811)	(280,856)	47,204
Earnings (loss) per share - basic	(0.09)	(0.37)	(0.97)	0.18
Earnings (loss) per share - fully diluted	(0.09)	(0.37)	(0.97)	0.18

	For the three months ended
	August 31, 2019	November 30, 2019	February 29, 2020	May 31, 2020
Net revenue	$94,078	$89,967	$107,739	$113,542
Gross profit	20,555	21,812	25,879	27,807
Net income (loss)	1,435	(6,265)	(11,699)	(84,306)
Net income (loss) attributable to Tilray shareholders	1,564	(5,996)	(11,003)	(87,105)
Earnings (loss) per share - basic	0.01	(0.03)	(0.05)	(0.39)
Income (loss) per share - fully diluted	0.01	(0.03)	(0.05)	(0.39)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tilray, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Tilray, Inc. and its subsidiaries (together, the Company) as of May 31, 2021 and 2020, and the related consolidated statements of loss and comprehensive loss, changes in equity and cash flows for each of the three years in the period ended May 31, 2021, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded SweetWater Brewery LLC and Tilray, Inc. from its assessment of internal control over financial reporting as of May 31, 2021, because the entities were acquired by the Company in purchase business combinations during 2021. We have also excluded SweetWater Brewery LLC and Tilray, Inc. from our audit of internal control over financial reporting. SweetWater Brewery LLC and Tilray, Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.4% and 9.7% of total assets, respectively and 5.6% and 3.7% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2021.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Goodwill and Indefinite-lived Intangible Assets for the Business under development Reporting Unit

As described in Notes 3, 9 and 11 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived intangible assets balances were $2,832.8 million and $412.0 million respectively at May 31, 2021. The goodwill associated with the Business under development reporting unit was $336.8 million at May 31, 2021. Management conducts an impairment assessment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill or indefinite-lived intangibles may not be recoverable. Impairment is recognized by comparing the fair value of the reporting unit to its carrying value. Fair value amounts are estimated by management using a discounted cash flow model. Management’s cash flow models included significant judgements and assumptions relating to future cash flows, growth rates and discount rates.

The principal considerations for our determination that performing procedures relating to the impairment assessment of goodwill and indefinite-lived intangible assets for the Business under development reporting unit is a critical audit matter are (i) the significant judgement required by management when developing the estimate of the fair value of the reporting unit; and (ii) a high degree of auditor judgement, subjectivity and effort in performing procedures to evaluate management’s significant assumptions, including future cash flows, growth rates and discount rates.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible assets impairment assessment over the determination of the fair value of the Business under development reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Business under development reporting unit; (ii) evaluating the appropriateness of the underlying discounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, growth rates and discount rates. Evaluating management’s significant assumptions related to future cash flows, growth rates and the discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; (iii) sensitivities over significant inputs and assumptions; and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Fair value measurement of intangible assets acquired and valuation of contingent consideration related to the acquisition of SweetWater Brewery LLC

As described in Notes 3 and 10 to the consolidated financial statements, the Company completed the acquisition of SweetWater Brewery LLC (“SweetWater”) for net consideration of $380.4 million in 2021, which resulted in a preliminary estimate of fair value of $257.0 million of intangible assets being recorded. Included in consideration is contingent consideration of $59.0 million, which is contingent on SweetWater achieving specified EBITDA targets. The Company accounts for business combinations using the acquisition method which requires recognition of assets acquired and liabilities assumed at their respective fair values at the date of acquisition. Contingent consideration is measured at its acquisition-date fair value and included as consideration transferred in a business combination. Management applied significant judgment in estimating the fair value of intangible assets acquired and the acquisition-date fair value of contingent consideration, which involved the use of significant estimates and assumptions with respect to the cash flow projections, the rate of future revenue growth, profitability of the acquired business and the discount rate, among other factors.

The principal considerations for our determination that performing procedures relating to the fair value measurement of intangible assets acquired and valuation of contingent consideration related to the acquisition of SweetWater is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when estimating the fair value of the intangible assets acquired; (ii) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of intangible assets acquired and the acquisition-date fair value of the contingent consideration; (iii) significant audit effort in evaluating the reasonableness of significant assumptions relating to the estimate, such as the cash flow projections, the rate of future revenue growth, profitability of the acquired business and the discount rate; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and the contingent consideration including controls over development of the cash flow projections, rate of future revenue growth, profitability of the acquired business, and the discount rate assumptions utilized in the valuation of the intangible assets and contingent consideration. These procedures also included, among others, (i) reading the purchase agreement; and (ii) testing management’s process for estimating the fair value of the intangible assets acquired and determining the acquisition-date fair value of the contingent consideration. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to the cash flow projections, the rate of future revenue growth, profitability of the acquired business, and the discount rate for the intangible assets and the contingent consideration. Evaluating the reasonableness of the rate of future revenue growth and the profitability of the acquired business, involved considering the past performance of the acquired businesses and market comparable results as well as economic and industry forecasts. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s valuation models and the reasonability of the discount rate.

Fair value measurement of intangible assets acquired related to the reverse acquisition of Tilray, Inc.

As described in Notes 1, 3 and 10 to the consolidated financial statements, the Company entered into a plan of arrangement in 2021 with Aphria Inc. pursuant to which the Company acquired all of the issued and outstanding common shares of Aphria Inc. The terms of the plan of arrangement resulted in a reverse acquisition whereby Aphria was determined to be the acquiring entity from an accounting perspective. The Company accounts for business combinations using the acquisition method which requires recognition of assets acquired and liabilities assumed at their respective fair values at the date of acquisition. The total fair value of consideration transferred was $3,204.9 million, which resulted in a preliminary estimate of fair value of $1,079.0 million of intangible assets being recorded.  Management applied significant judgment in the preliminary estimate of fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the cash flow projections, the rate of future revenue growth, profitability of the acquired business and the discount rate, among other factors.

The principal considerations for our determination that performing procedures relating to the preliminary estimate of fair value of intangible assets acquired in the reverse acquisition of Tilray, Inc. is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when estimating the fair value of intangible assets; (ii) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of intangible assets acquired; (iii) significant audit effort in evaluating the reasonableness of significant assumptions relating to the estimate, such as the cash flow projections, rate of future revenue growth, profitability of the acquired business and the discount rate; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over the development of the cash flow projections, rate of future revenue growth, profitability of the acquired business and the discount rate assumptions utilized in the valuation of the intangible assets. These procedures also included, among others, (i) reading the purchase agreement; and (ii) testing management’s process for estimating the fair value of the intangible assets acquired. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to the cash flow projections, rate of future revenue growth, profitability of the acquired business and the discount rate. Evaluating the reasonableness of the rate of future revenue growth and the profitability of the acquired business involved considering the past performance of the acquired businesses and market comparable results as well as economic and industry forecasts. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s valuation models and the reasonableness of the discount rate.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

July 28, 2021

We have served as the Company's auditor since 2017.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

It is important to understand that there are inherent limitations on effectiveness of internal controls as stated within COSO. Internal controls, no matter how well designed and operated, may not prevent or detect misstatements and can only provide reasonable assurance to management and the Board of Directors regarding achievement of an entity’s objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes;
•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override;
•

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; and

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) issued. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of May 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which accompanies the consolidated financial statements.

In the second quarter of our fiscal year ended May 31, 2021, we completed the acquisition of SweetWater. As a result of the acquisition, Sweetwater became a wholly-owned subsidiary of Aphria Inc. Based on the timing of the acquisition, the relatively low percentage that SweetWater’s financial information represents on our consolidated financial information included in this report, and other factors, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has limited the evaluation of internal controls over our financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of SweetWater.

In the fourth quarter of our fiscal year ended May 31, 2021, we completed the Aphria-Tilray acquisition. The Arrangement was structured as a reverse acquisition pursuant to which Tilray is the legal acquirer and Aphria is the acquirer for accounting purposes.  Accordingly, in this Annual Report in Form 10-K, the assets and liabilities of Aphria are presented at their historical carrying values and the assets and liabilities of Tilray are recognized on the effective date of the acquisition and measured at fair value. The operating results for the prior years are of those of Aphria.

In light of the “reverse acquisition” nature of the acquisition, the timing of the Arrangement, the relatively low percentage that legacy Tilray's financial information represents on our consolidated financial information included in this report, and other factors, we determined that it was impracticable to provide a report on our internal control over financial reporting of all of our consolidated entities as of the end of our fiscal year ended May 31, 2021. Therefore, we have limited the scope of our management’s assessment of the effectiveness of our internal control over financial reporting in this report to legacy Aphria and have excluded legacy Tilray. We believe this limitation of scope of our management’s assessment of the effectiveness of our internal control over financial reporting in this report is appropriate for several reasons, including the following:

•	the "reverse acquisition" nature of the Arrangement, which resulted in Aphria, being considered the accounting acquirer under GAAP;
•	the fact that legacy Aphria’s historical results of operations replaced legacy Tilray's historical results of operations for all periods prior to the Arrangement;
•

the timing of the Arrangement, which occurred after the close of business for April 30, 2021, and therefore, did not give us sufficient time to fully incorporate the internal control over financial reporting of legacy Tilray into our internal control over financial reporting;

•	the financial information of legacy Tilray included in this report, which as a result after the close of business for April 30, 2021 reflects one month of financial information for legacy Tilray;
•	the fact that our principal executive officer was the principal executive officer of legacy Aphria and not legacy Tilray; and
•	the internal control over financial reporting environment that existed after the Arrangement largely represents the internal control over financial reporting environment of legacy Aphria.

Accordingly, we believe that management’s assessment of the effectiveness of internal control over financial reporting of legacy Aphria is more relevant and meaningful than an assessment of the effectiveness of the internal control over financial reporting of legacy Tilray, the legal acquirer. SweetWater and legacy Tilray’s total assets, excluding goodwill and intangibles totaled 0.4% and 9.7% of total consolidated assets as of May 31, 2021 respectively. The balances of goodwill and intangibles would be considered in the scope of legacy Aphria’s consolidation and business combination controls, and therefore included in management’s report on internal control over financial reporting. SweetWater and Legacy Tilray’s total revenue represented approximately 5.6% and 3.7% of our consolidated total revenue reflected in our consolidated financial statements for the year ended May 31, 2021 respectively.

Item 9B. Other Information.

None.

PART III

This Part III incorporates certain information by reference from the definitive proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”). We will file the Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended May 31, 2021. If our Proxy Statement is not filed within 120 days of May 31, 2021, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

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

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation”, “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).
(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	File Herewith
2.1*	Arrangement Agreement among the Registrant and High Park Gardens Inc. and Natura Naturals Holdings Inc. dated January 21, 2019	8-K	001-38594	2.1	1/25/2019

2.2*	Agreement and Plan of Merger and Reorganization, among the Registrant, Down River Merger Sub, LLC, Privateer Holdings, Inc. and Michael Blue as the Stockholder Representative, dated September 9, 2019	8-K	001-38594	2.1	9/10/2019

2.3*	Arrangement Agreement between the Registrant and Aphria Inc., dated December 15, 2020	8-K	001-38594	2.1	12/21/2020

2.4	Amendment No.1 to Arrangement Agreement between the Registrant and Aphria Inc., dated February 19, 2021	8-K	001-38594	2.1	2/22/2021

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-38594	3.1	12/17/2019

3.2	Certificate of Retirement of Class 1 Common Stock	8-A/A	001-38594	3.1	10/1/2020

3.3	Amended and Restated Bylaws, as currently in effect	8-K	001-38594	3.4	4/16/2021

4.1	Indenture dated as of April 23, 2019, between Aphria Inc. and GLAS Trust Company LLC, relating to Aphria Inc.’s 5.25% Convertible Senior Notes due 2024	8-K	001-38594	4.1	5/4/2021

4.2	First Supplemental Indenture dated as of April 30, 2021, among Aphria Inc., the Registrant and GLAS Trust Company LLC.	8-K	001-38594	4.2	5/4/2021

4.3	Description of Securities of the Registrant	10-K	001-38594	4.3	2/19/2021

4.4	Form of Pre-Funded Warrant	8-K	001-38594	4.1	03/17/2020

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	File Herewith
4.5	Form of Warrant	8-K	001-38594	4.2	03/17/2020

10.1+	Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.2	7/9/2018

10.2+	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.3	7/9/2018

10.3+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.4	7/9/2018

10.4+	Privateer Holdings Inc. 2011 Equity Incentive Plan as amended	S-8	333-235581	99.1	12/19/2019

10.5+	Forms of Notice of Stock Option Grant, Stock Option Agreement and Exercise Notice and Restricted Stock Purchase Agreement for Privateer Holdings Inc. 2011 Equity Incentive Plan	S-8	333-235581	99.2	12/19/2019

10.6	Form of Indemnity Agreement by and between the Registrant and its directors and officers	8-K	001-38594	10.1	8/10/2020

10.7+	Employment Agreement by and between the Registrant and Brendan Kennedy dated May 30, 2018	S-1	333-225741	10.6	6/20/2018

10.8	Resignation Letter and Release by and between Tilray and Brendan Kennedy dated December 15, 2020	8-K	001-38594	5.02	12/21/2020

10.9	Credit Facility Agreement between Lafitte Ventures, Ltd. and Privateer Holdings, Inc., dated January 1, 2016	S-1	333-225741	10.9	6/20/2018

10.10	Clarification of Credit Facility Agreement between Lafitte Ventures, Ltd. and Privateer Holdings, Inc., dated March 5, 2018	S-1	333-225741	10.10	6/20/2018

10.11	Construction Facility Agreement between Privateer Holdings, Inc. and Bouchard Ventures, Ltd., dated November 1, 2017	S-1	333-225741	10.11	6/20/2018

10.12	Product and Trademark License Terms & Conditions, between Docklight LLC, and High Park Holdings Ltd, dated December 17, 2018	10-K	001-38594	10.11	2/19/2021

10.13	First Amendment to Product and Trademark Licensing Agreement between Docklight Brands, Inc., successor to Docklight, LLC, and High Park Holdings Ltd, dated December 3, 2020	10-K	001-38594	10.12	2/19/2021

10.14	Board Services Agreement by and between the Registrant and Michael Auerbach dated June 1, 2018	S-1	333-225741	10.14	7/9/2018

10.15	Board Services Agreement by and between the Registrant and Rebekah Dopp dated June 1, 2018	S-1	333-225741	10.15	7/9/2018

10.16	Board Services Agreement by and between the Registrant and Christine St. Clare dated June 1, 2018	S-1	333-225741	10.17	7/9/2018

10.17	Payment Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 14, 2019	10-K	001-38594	10.18	3/2/2020

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	File Herewith
10.18†	Amended and Restated Profit Participation Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 24, 2020	10-K	001-38594	10.19	3/2/2020

10.19	Sales Agreement, dated as of September 10, 2019, by and between the Registrant and Cowen and Company, LLC	8-K	001-38594	1.1	9/10/2019

10.20	First Amendment to Payment Agreement by and between the Registrant and ABG Intermediate Holdings 2, LLC dated January 24, 2020	10-K	001-38594	10.21	3/2/2020

10.21+	Employment Agreement by and between the Registrant and Andrew Pucher, Jr. dated November 8, 2018	10-K	001-38594	10.22	3/2/2020

10.22+	Separation Agreement and Complete Release by and between the Registrant and Andrew Pucher, dated February 8, 2021	8-K	001-38594	10.1	2/12/2021

10.23+	Employment Agreement by and between the Registrant and Jon Levin, dated January 13, 2020	10-K	001-38594	10.23	3/2/2020

10.24+	Amendment to Employment Agreement by and between Jon Levin and the Registrant dated September 21, 2020	10-Q	001-38594	10.1	11/9/2020

10.25+	Separation Agreement and Complete Release dated as of April 29, 2021, by and between Jon Levin and the Registrant	8-K	001-38594	10.3	5/4/2021

10.26+	Employment Agreement by and between the Registrant and Michael Kruteck, dated January 20, 2020	10-K	001-38594	10.24	3/2/2020

10.27+	Separation Agreement and Complete Release dated as of April 30, 2021, by and between Michael Kruteck and the Registrant	8-K	001-38594	10.2	5/4/2021

10.28+	Employment Agreement by and between the Registrant and Kathryn Dickson, dated November 20, 2019	10-Q	001-38594	10.5	5/11/2020

10.29+	Employment Agreement by and between the Registrant and Edward Wood Pastorius, Jr. dated May 30, 2018	S-1	333-225741	10.8	6/20/2018

10.30+	Separation Agreement and Complete Release by and between the Registrant and Edward Wood Pastorius, Jr., dated October 21, 2020	8-K	001-38594	10.1	10/27/2020

10.31*	Credit Agreement, dated as of February 28, 2020, between High Park Holdings, Ltd. and Bridging Finance Inc.	10-K	001-38594	10.25	3/2/2020

10.32*	First Amendment, dated as of June 5, 2020, to loan facility letter agreement dated as of February 28, 2020, among Bridging Finance Inc., as agent for and on behalf of any of the funds managed or co-managed by Bridging Finance Inc., and High Park Holdings Ltd.	8-K	001-38594	10.1	6/11/2020

10.33*	Guarantee by and among the Registrant and certain guarantors named therein and Bridging Finance Inc., dated February 28, 2020.	10-K	001-38594	10.26	3/2/2020

10.34*	U.S. Pledge and Security Agreement, by and among the Registrant, Manitoba Harvest USA LLC and Bridging Finance Inc., dated February 28, 2020.	10-K	001-38594	10.27	3/2/2020

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	File Herewith
10.35*	Canadian Security Agreement, by and among High Park Holdings, Ltd., each of the obligors named therein, and Bridging Finance Inc., dated February 28, 2020.	10-K	001-38594	10.28	3/2/2020

10.36	Support Agreement by and between the Registrant and Aphria Inc., dated December 15, 2020	8-K	001-38594	10.1	12/21/2020

10.37	Support Agreement by and between the Registrant and Aphria Inc., dated December 15, 2020	8-K	001-38594	10.2	12/21/2020

10.38+	Retention Agreements, by and between the Registrant and each of Michael Kruteck and Jon Levin	8-K	001-38594	10.3	12/21/2020

10.39	Common Share Purchase Warrant Agreement, between Aphria Inc. and Computershare Trust Company of Canada, dated January 30, 2020					X

10.40

Credit Agreement between 1974568 Ontario Limited, as borrower, certain of its subsidiaries as guarantors, Aphria Inc., as guarantor, and Bank of Montreal, as administrative agent, and Bank of Montreal, ATB Financial and Farm Credit Canada, as lenders, dated November 29, 2019

						X

10.41

Agreement of Merger and Acquisition, among Aphria Inc., Project Golf Merger Sub, LLC, SW Brewing Company, LLC, SWBC Craft Holdings LP, SWBC Craft Management, LLC, SWBC Blocker Seller, LP, and Chilly Water, LLC, dated November 4, 2020

						X

21.1	Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended May 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	File Herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
*

Schedules and certain other information have been omitted pursuant to Item 601(b)(2) of Regulations S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

†	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilray, Inc.

Date: July 28, 2021	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Irwin D. Simon	Chief Executive Officer and Chairman (Principal Executive Officer)	July 28, 2021
Irwin D. Simon
Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Carl Merton		July 28, 2021
Carl Merton

/s/ Renah Persofsky	Director	July 28, 2021
Renah Perofsky

/s/ Jodi Butts	Director	July 28, 2021
Jodi Butts

/s/ David Clanachan	Director	July 28, 2021
David Clanachan

/s/ Brendan Kennedy	Director	July 28, 2021
Brendan Kennedy

/s/ John M. Herhalt	Director	July 28, 2021
John M. Herhalt

/s/ David Hopkinson	Director	July 28, 2021
David Hopkinson

/s/ Tom Looney	Director	July 28, 2021
Tom Looney

/s/ Walter Robb	Director	July 28, 2021
Walter Robb