Form 10-Q
period 2021-08-31
Tilray, Inc.
filed 2021-10-07
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 4, 2021, the registrant had 460,658,653 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,”” might,” “plan,” “project,” “will,” “would” ”seek,” or “should,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC and Canadian public filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	August 31, 2021	May 31, 2021
Assets
Current assets
Cash and cash equivalents	$376,297	$488,466
Accounts receivable, net	97,177	87,309
Inventory	251,507	256,429
Prepaids and other current assets	117,267	48,920
Convertible notes receivable	2,370	2,485
Total current assets	844,618	883,609
Capital assets	621,339	650,698
Right-of-use assets	17,783	18,267
Intangible assets	1,502,814	1,605,918
Goodwill	2,809,131	2,832,794
Interest in equity investees	4,062	8,106
Long-term investments	186,407	17,685
Other assets	198	8,285
Total assets	$5,986,352	$6,025,362
Liabilities
Current liabilities
Bank indebtedness	$9,203	$8,717
Accounts payable and accrued liabilities	190,213	212,813
Contingent consideration	61,494	60,657
Warrant liability	60,476	78,168
Escrow payable	170,799	—
Current portion of lease liabilities	3,808	4,264
Current portion of long-term debt	30,837	36,622
Total current liabilities	526,830	401,241
Long - term liabilities
Lease liabilities	53,331	53,946
Long-term debt	164,911	167,486
Convertible debentures	611,646	667,624
Deferred tax liability	239,373	265,845
Other liabilities	4,505	3,907
Total liabilities	1,600,596	1,560,049
Commitments and contingencies (refer to Note 16)
Shareholders' equity
Common stock	46	46
Additional paid-in capital	4,795,879	4,792,406
Accumulated other comprehensive income	51,247	152,668
Deficit	(527,699)	(486,050)
Total Tilray shareholders' equity	4,319,473	4,459,070
Non-controlling interests	66,283	6,243
Total shareholders' equity	4,385,756	4,465,313
Total liabilities and shareholders' equity	$5,986,352	$6,025,362

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended August 31,
	2021	2020
Net revenue	$168,023	$117,490
Cost of goods sold	117,068	82,545
Gross profit	50,955	34,945
Operating expenses:
General and administrative	49,487	25,972
Selling	7,432	5,817
Amortization	30,739	4,127
Marketing and promotion	5,465	4,925
Research and development	785	120
Transaction costs	25,579	2,458
Total operating expenses	119,487	43,419
Operating loss	(68,532)	(8,474)
Finance expense, net	(10,170)	(5,736)
Non-operating income (expense), net	48,860	(13,359)
Loss before income taxes	(29,842)	(27,569)
Income taxes (recovery)	4,762	(5,825)
Net loss	$(34,604)	$(21,744)
Total net income (loss) attributable to:
Shareholders of Tilray Inc.	(41,649)	(34,343)
Non-controlling interests	7,045	12,599
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain	(100,772)	1,385
Unrealized loss on convertible notes receivable	(649)	—
Total other comprehensive (loss) income, net of tax	(101,421)	1,385
Comprehensive loss	(136,025)	(20,359)
Total comprehensive income (loss) attributable to:
Shareholders of Tilray Inc.	(143,070)	(32,958)
Non-controlling interests	7,045	12,599
Weighted average number of common shares - basic	449,397,822	241,992,864
Weighted average number of common shares - diluted	449,397,822	241,992,864
Loss per share - basic	$(0.08)	$(0.09)
Loss per share - diluted	$(0.08)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

	Number of common shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit	Non- controlling interests	Total
Balance at May 31, 2020	240,132,635	24	1,366,736	(5,434)	(113,352)	26,957	1,274,931
Share issuance - legal settlement	1,389,884	—	7,018	—	—	—	7,018
Share issuance - options exercised	41,065	—	4	—	—	—	4
Share issuance - RSUs exercised	429,280	—	2,246	—	—	—	2,246
Share-based payments	—	—	1,233	—	—	—	1,233
Comprehensive income (loss) for the period	—	—	—	1,385	(34,343)	12,599	(20,359)
Balance at August 31, 2020	241,992,864	24	1,377,237	(4,049)	(147,695)	39,556	1,265,073

Balance at May 31, 2021	446,440,641	46	4,792,406	152,668	(486,050)	6,243	4,465,313
Third party contribution to Superhero Acquisition LP	—	—	—	—	—	52,995	52,995
Share issuance - options exercised	417,489	—	2,756	—	—	—	2,756
Share issuance - RSUs exercised	3,665,337	—	6,661	—	—	—	6,661
Share-based payments, net	—	—	(5,944)	—	—	—	(5,944)
Comprehensive income (loss) for the period	—	—	—	(101,421)	(41,649)	7,045	(136,025)
Balance at August 31, 2021	450,523,467	$46	$4,795,879	$51,247	$(527,699)	$66,283	$4,385,756

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the three months ended August 31,
	2021	2020
Cash used in operating activities:
Net loss	$(34,604)	$(21,744)
Adjustments for:
Deferred income tax recovery	(24,873)	(17,984)
Unrealized foreign exchange loss	13,192	15,597
Amortization	39,333	10,979
Loss on sale of capital assets	27	—
Other non-cash items	165	(67)
Stock-based compensation	4,074	2,850
Loss on long-term investments & equity investments	1,144	1,120
Gain on debt instruments	(57,711)	(340)
Loss on contingent consideration	837	—
Change in non-cash working capital:
Accounts receivable	(9,868)	(21,656)
Prepaids and other current assets	(7,265)	(6,747)
Inventory	4,922	1,231
Accounts payable and accrued liabilities	(22,600)	(19,339)
Net cash used in operating activities	(93,227)	(56,100)
Cash used in investing activities:
Investment in capital and intangible assets	(16,316)	(13,955)
Proceeds from disposal of capital and intangible assets	7,696	—
Promissory notes advances	—	(2,419)
Proceeds from disposal of long-term investments and equity investees	—	2,676
Net cash used in investing activities	(8,620)	(13,698)
Cash (used in) provided by financing activities:
Share capital issued, net of cash issuance costs	—	(261)
Proceeds from warrants and options exercised	—	4
Proceeds from long-term debt	—	1,887
Repayment of long-term debt	(8,360)	(880)
Repayment of lease liabilities	(154)	31
Increase (decrease) in bank indebtedness	486	5,956
Net cash (used in) provided by financing activities	(8,028)	6,737
Effect of foreign exchange on cash and cash equivalents	(2,294)	9,132
Net decrease in cash and cash equivalents	(112,169)	(53,929)
Cash and cash equivalents, beginning of period	488,466	360,646
Cash and cash equivalents, end of period	$376,297	$306,717

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Notes to Consolidated Financial Statements

Note 1. Description of business

Tilray, Inc., and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, or “us”) is a leading global cannabis-lifestyle and consumer packaged goods company headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia, and Latin America that is changing people’s lives for the better – one person at a time – by inspiring and empowering the worldwide community to live their very best life by providing them with products that meet the needs of their mind, body, and soul and invoke a sense of wellbeing. Tilray’s mission is to be the trusted partner for its patients and consumers by providing them with a cultivated experience and health and wellbeing through high-quality, differentiated brands and innovative products.  A pioneer in cannabis research, cultivation and distribution, Tilray’s production platform supports over 20 brands in over 20 countries, including comprehensive cannabis offerings, hemp-based foods, and alcoholic beverages.

On April 30, 2021, Tilray acquired all of the issued and outstanding common shares of Aphria Inc. (“Aphria”), an international organization with a focus on building a global cannabis-lifestyle consumer packaged goods company and involved in the manufacturing and distribution of beer and beer derivative products in the United States, and in the distribution of (non-Cannabis) pharmaceutical products in Germany, pursuant to a plan of arrangement (the “Arrangement”) under the Business Corporations Act (Ontario).

Note 2. Basis of presentation and summary of significant accounting policies

The accompanying unaudited consolidated financial statements (the “financial statements”) reflect the accounts of the Company. The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2021 (the “Annual Financial Statements”). These financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s balance sheet at May 31, 2021 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

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

As a result of the April 30, 2021 business combination with Aphria, the reported results do not include the results of operations of Tilray and its subsidiaries on and prior to April 30, 2021, in accordance with the accounting treatment applicable to the Arrangement. Accordingly, comparisons between the Company's first quarter 2022 results and prior periods may not be meaningful.

Information about the accounting treatment of the Arrangement including details of the transaction, determination of the total fair value consideration, and allocation of the purchase price, are included in the Company's Annual Report for the year ended May 31, 2021 filed in Form 10-K with the U.S. Securities and Exchange Commission on July 28, 2021 (“Annual Report”).

The purchase price allocation for the Arrangement is open for adjustments and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date.  In the event that more information is obtained, the purchase price allocation may change. Any future adjustments to the purchase price allocation, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement period, which is not to exceed one year from the acquisition date.

Basis of consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases. A complete list of our subsidiaries that existed prior to our most recent year end is included in the Company's Annual Report for the year ended May 31, 2021 filed in Form 10-K with the U.S. Securities and Exchange Commission on July 28, 2021 (“Annual Report”).

On August 13, 2021, the Company and other investors formed Superhero Acquisition L.P., a Delaware limited partnership, (“SH Acquisition”).  SH Acquisition was formed for the purpose of acquiring approximately $165.8 principal amount of senior secured convertible notes (the “MM Notes”) originally issued by MedMen Enterprises Inc. (“MedMen”) and certain warrants (the “MM Warrants”) to acquire Class B subordinate voting shares of Medmen (the “MedMen Shares”) issued in connection with the original issuance of the MM Notes.  The MM Notes mature on August 17, 2028.  Pursuant to an Assignment and Assumption Agreement dated as of August 17, 2021, SH Acquisition completed its acquisition (the “MM Transaction”) of the MM Notes and MM Warrants from certain funds affiliated with Gotham Green Partners.  As partial consideration for the MM Notes and MM Warrants, on September 17, 2021, the Company issued 9,817,061 shares of its common stock. The balance of the consideration for the MM Notes and MM Warrants was paid in cash by the other partners of SH Acquisition.

The Company’s interest in SH Acquisition represents its right to 68% of the MM Notes and related MM Warrants held by SH Acquisition, which are convertible into approximately 21% of the MedMen Shares outstanding upon closing of the MM Transaction. The Company’s ability to convert the MM Notes and exercise the MM Warrants is dependent upon federal laws in the United States being amended to permit the general cultivation, distribution and possession of cannabis (a “Triggering Event”) or the Company’s waiver of the need for a Triggering Event and the receipt of any additional regulatory approvals.

The Company is a limited partner under the SH Acquisition partnership agreement; however, material events conducted by the partnership require the approval of the Company, and, upon a Triggering Event, the Company has the ability to appoint two of the three members of the board of directors of the general partner of the partnership.  As a result, we have consolidated SH Acquisition as a subsidiary of Tilray beginning on August 17, 2021.  Additional information about the MM Transaction is included in Note 7, Long-term investments.

Long-term investments

Debt securities are classified as available-for-sale and are recorded at fair value and are subject to impairment testing. Other than impairment losses, unrealized gains and losses during the period, net of the related tax effect, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders’ equity until realized. Upon sale, realized gain and losses are reported in net income. Debt securities are impaired when a decline in fair value is determined to be other-than-temporary. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the duration and extent to which the fair value is less than cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the statements of net loss and a new cost basis for the investment is established. The Company also evaluates whether there is a plan to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. If neither of the conditions exist, then only the portion of the impairment loss attributable to credit loss is recorded in the statements of net loss and the remaining amount is recorded in other comprehensive income (loss).

Investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments are less than carrying values. Changes in value are recorded in the statement of net loss and comprehensive loss, within the line, “Non-operating income (expense)”.

Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments on the statements of net loss and comprehensive loss. Equity method investments are recorded at cost, plus the Company’s share of undistributed earnings or losses, and impairment, if any, within “Interest in Equity Investees” on the balance sheets. The Company assesses investments in equity method investments when events or circumstances indicate that the carrying amount of the investment may be impaired. If it is determined that the current fair value of an equity method investment is less than the carrying value of the investment, the Company will assess if the shortfall is other than temporary (OTTI). Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the equity investee to sustain an earnings capacity that would justify the carrying amount of the investment. Once a determination is made that an OTTI exists, the investment is written down to its fair value in accordance with ASC 820 at the reporting date, which establishes a new cost basis.

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

In May 2021, the FASB issued ASU 2021-04, Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”), which amends existing guidance for earnings per share (EPS) in accordance with Topic 260. ASU 2021-04 is effective for the Company beginning June 1, 2022. This update should be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

New accounting pronouncements recently adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The standard is effective for annual reporting periods beginning after December 15, 2021 and including interim periods within those fiscal years.  The Company adopted the ASU beginning June 1, 2021 and the adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The Company adopted the ASU beginning June 1, 2021 and the adoption of ASU 2020-01 did not have a material impact on our consolidated financial statements.

Note 3. Inventory

Inventory is comprised of:

	August 31, 2021	May 31, 2021
Plants	$19,605	$23,083
Dried cannabis	113,180	118,269
Cannabis trim	3,448	2,931
Cannabis derivatives	38,613	24,158
Cannabis vapes	3,543	3,791
Packaging and other inventory items	25,595	31,462
Wellness inventory	14,042	15,171
Beverage alcohol inventory	4,796	5,402
Distribution inventory	28,685	32,162
Total	$251,507	$256,429

Note 4. Capital assets

Capital asset consisted of the following:

	August 31, 2021	May 31, 2021
Land	$31,467	$28,549
Production facility	413,711	346,510
Equipment	231,290	215,408
Leasehold improvement	7,477	17,059
ROU-assets under finance lease	35,290	34,726
Construction in progress	19,174	85,322
	$738,408	$727,574
Less: accumulated amortization	(117,070)	(76,876)
Total	$621,339	$650,698

Note 5. Intangible Assets

Intangible assets are comprised of the following items:

				Intellectual
	Customer			property,
	relationships	Licenses,	Non-	trademarks,	Total
	& distribution	permits &	compete	know how	intangible
	channel	applications	agreements	& brands	assets
Cost
At May 31, 2021	$239,810	$414,930	$12,453	$990,917	$1,658,110
Additions	—	182	—	856	1,038
Effect of foreign exchange	(9,300)	(17,346)	(659)	(51,738)	(79,043)
At August 31, 2021	$230,510	397,766	11,794	940,035	$1,580,105
Accumulated amortization
At May 31, 2021	$18,302	1,167	4,299	28,424	$52,192
Amortization	9,466	116	833	14,684	25,099
At August 31, 2021	$27,768	$1,283	$5,132	$43,108	$77,291
Net book value at May 31, 2021	$221,508	$413,763	$8,154	$962,493	$1,605,918
Net book value at August 31, 2021	$202,742	$396,483	$6,662	$896,927	$1,502,814

As of August 31, 2021, included in Licenses, permits & applications is $408,000 of indefinite-lived intangible assets (May 31, 2021 - $412,000).

Expected future amortization expense for intangible assets as of August 31, 2021 are as follows:

Amortization
2022 (remaining nine months)	$48,820
2023	67,556
2024	64,084
2025	61,297
2026	61,297
Thereafter	791,760
Total	$1,094,814

Note 6. Goodwill

The following table shows the change in the carrying amount of goodwill:

		August 31,	May 31,
	Segment	2021	2021
Broken Coast Cannabis Ltd.	Cannabis business	$105,963	$105,963
Nuuvera Corp.	Cannabis business	273,606	273,606
LATAM Holdings Inc.	Cannabis business	63,239	63,239
CC Pharma GmbH	Distribution business	4,458	4,458
SweetWater	Beverage alcohol business	100,202	100,202
Tilray	Cannabis business	2,144,143	2,144,143
Tilray	Wellness business	77,470	77,470
Effect of foreign exchange		40,050	63,713
Total		$2,809,131	$2,832,794

Note 7. Long term investments

Long term investments are comprised of:

	August 31, 2021	May 31, 2021
Debt securities classified under available-for-sale method	$170,799	$—
Equity investments measured at fair value	10,108	12,185
Equity investments under measurement alternative	5,500	5,500
Total investments in debt and equity securities	$186,407	$17,685

The Company’s debt securities under available-for-sale method include the MM Notes, described in Note 2. Basis of presentation and summary of significant accounting policies, originally issued by unrelated third parties, MedMen with an interest rate of LIBOR plus 6%, with a LIBOR floor of 2.5% and with contractual maturity in 2028, which are held by its majority-owned subsidiary Superhero Acquisition. SH Acquisition has the ability, at its own discretion, to transfer its partnership interest, and/or the pro rata portion of the MM Notes and the corresponding portion of accrued and unpaid interest, and/or cause the redemption of the partnership interest and/or the pro rata portion of the MM Notes held by the minority interest at any time.

The Company’s equity investments at fair value consist of publicly traded shares and warrants held by the Company including certain warrants acquired conjunctively with the MM Notes and exercisable for equity securities of MedMen’s Class B subordinate voting shares.  The Company’s equity investment under measurement alternative includes equity investments without readily determinable fair values.

The following table summarizes the activity related to equity investments for the three months ended August 31, 2021.

		Changes in fair
	May 31, 2021	value recorded in	Sales / purchases /	August 31, 2021
	Carrying value	net loss	other	Carrying value
Debt securities classified under available-for-sale method	$—	—	170,799	$170,799
Equity investments with readily determinable value	$12,185	(2,077)	—	$10,108
Equity investments without readily determinable value	$5,500	—	—	$5,500

Note 8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	August 31,	May 31,
	2021	2021
Trade payables	$61,990	$57,706
Accrued liabilities	85,977	112,594
Accrued payroll and employment related taxes	23,486	19,390
Income taxes payable	14,023	14,764
Accrued interest	3,440	148
Other accruals	1,297	8,211
Total	$190,213	$212,813

Note 9. Bank indebtedness

The Company secured an operating line of credit in the amount of C$1,000 which bears interest at the lender’s prime rate plus 75 basis points. As of August 31, 2021, the Company has not drawn on the line of credit. The operating line of credit is secured by a first charge on the property at 265 Talbot St. West, Leamington, Ontario and a first ranking position on a general security agreement.

The Company’s subsidiary, CC Pharma, has two operating lines of credit for €5,000 and €3,500 each, which bear interest at Euro Over Night Index Average plus 1.79% and Euro Interbank Offered Rate plus 3.682% respectively. As of August 31, 2021, a total of €7,000 ($8,413) was drawn down from the available credit of €8,500. The operating lines of credit are secured by a first charge on the inventory held by CC Pharma.

The Company’s subsidiary, Four Twenty Corporation (“420”), has a revolving credit facility of $20,000 which bears interest at EURIBOR plus an applicable margin. As of August 31, 2021, the Company has not drawn any amount on the revolving line of credit. The revolving credit facility is secured by all of 420 and SweetWater’s assets and includes a corporate guarantee by a subsidiary of the Company.

Note 10. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	August 31,	May 31,
	2021	2021
Credit facility - C$80,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2022	$58,730	$62,964
Term loan - C$25,000 - Canadian 5-year bond interest rate plus 2.73% with a minimum 4.50%, 5-year term, with a 15-year amortization, repayable in blended monthly payments, due in July 2023	13,454	14,335
Term loan - C$25,000 - 3.95%, compounded monthly, 5-year term with a 15-year amortization, repayable in equal monthly instalments of $188 including interest, due in April 2022	16,011	17,117
Term loan - C$1,250 - 3.85%, 5-year term, with a 10-year amortization, repayable in equal monthly instalments of $13 including interest, due in August 2026	538	587
Mortgage payable - C$3,750 - 3.85%, 5-year term, with a 20-year amortization, repayable in equal monthly instalments of $23 including interest, due in August 2026	2,425	2,562
Vendor take-back mortgage - C$2,850 - 6.75%, 5-year term, repayable in equal monthly instalments of $56 including interest, due in June 2021	-	92
Term loan ‐ €5,000 ‐ Euro Interbank Offered Rate + 1.79%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	3,239	3,356
Term loan ‐ €5,000 ‐ Euro Interbank Offered Rate + 2.68%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	3,239	3,356
Term loan ‐ €1,500 ‐ Euro Interbank Offered Rate + 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in April 2025	1,767	1,831
Term loan ‐ €1,500 ‐ Euro Interbank Offered Rate + 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in June 2025	1,767	1,831
Term loan - $100,000 - EUROBIR rate plus an applicable margin, 3-year term, repayable in quarterly instalments beginning March 31, 2021 of $7,500 in its first twelve months and $10,000 in each of the next two years, due in March 2024	96,250	98,138
Carrying amount of long-term debt	197,420	206,169
Unamortized financing fees	(1,672)	(2,061)
Net carrying amount	195,748	204,108
Less principal portion included in current liabilities	(30,837)	(36,622)
Total noncurrent portion of long-term debt	$164,911	$167,486

As of August 31, 2021, the Company was in compliance with all the long-term debt covenants.

Note 11. Convertible debentures

The following table sets forth the net carrying amount of the convertible debentures:

	August 31,	May 31,
	2021	2021
5.25% Convertible Notes ("APHA 24")	$342,499	$399,444
5.00% Convertible Notes ("TLRY 23")	269,147	268,180
Total	$611,646	$667,624

APHA 24

	August 31,	May 31,
	2021	2021
5.25% Contractual debenture	$350,000	$350,000
Debt settlement	(90,760)	(90,760)
Fair value adjustment	83,259	140,204
Net carrying amount of APHA 24	$342,499	$399,444

The Company estimated the fair value of the APHA 24 convertible debenture at August 31, 2021 at $1,321  per convertible debenture using the Black-Scholes model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	0.84%
Expected volatility	70%
Expected term	2.75 years
Expected dividend yield	0.0%

Expected volatility is based on the historical volatility of the Company's common stock since its initial public offering in 2018.

TLRY 23

	August 31,	May 31,
	2021	2021
5.00% Contractual debenture	$277,856	$277,856
Unamortized discount	(8,709)	(9,676)
Net carrying amount of TLRY 23	$269,147	$268,180

Note 12. Warrant liability

Warrants outstanding at August 31, 2021:

			Balance			Balance
	Classification	Exercise Price	May 31, 2021	Issued	Exercised	August 31, 2021
Warrant – September 26, 2021	Equity	3.14	166,000	—	—	166,000
Warrant – January 30, 2022	Equity	9.26	5,828,651	—	—	5,828,651
Warrant – March 17, 2025	Liability	5.95	6,209,000	—	—	6,209,000
			12,203,651	—	—	12,203,651

	August 31, 2021		August 31, 2020
		Weighted		Weighted
	Number of	average	Number of	average
	warrants	price	warrants	price
Outstanding, opening	12,203,651	$7.41	5,994,651	$8.91
Exercised during the period	—	—	—	—
Issued during the period	—	—	—	—
Cancelled during the period	—	—	—	—
Expired during the period	—	—	—	—
Outstanding, ending	12,203,651	$7.41	5,994,651	$8.91

The Company estimated the fair value of the Warrant liability at August 31, 2021 at $9.74 per warrant using the Black-Scholes pricing model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	0.84%
Expected volatility	70%
Expected term	4.05 years
Expected dividend yield	0.0%
Strike price	$5.95
Fair value of common stock	$13.69

Note 13. Stock-based compensation

For the three months ended August 31, 2021, the total stock-based compensation was $9,417 (2020 - $2,850).  The Company operates the following stock-based compensation plans:

Tilray 2018 Equity Incentive Plan and Original Plan

The 2018 Equity Incentive Plan (EIP) authorizes the award of stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) to employees, including officers, non-employee directors and consultants and the employees and consultants of our affiliates.  Certain employees and other service providers of the Company participate in the equity-based compensation plan of Privateer Holdings, Inc (the “Original Plan”).

No stock options were granted under the EIP during the three months ended August 31, 2021, and three months ended August, 31, 2020.

Stock-based activity under the EIP and Original Plan for the year ended August 31, 2021 is as follows:

EIP Time-based stock option activity
			Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2021	3,180,226	$14.19	1.3	$25,171
Granted	—	—	—	—
Exercised	(67,750)	7.76	—	—
Forfeited	(112,306)	21.40	—	—
Cancelled	(2,498)	65.20	—	—
Balance, August 31, 2021	2,997,672	$14.02	6.5	$15,843

Original plan time-based stock option activity
			Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2021	917,545	$3.97	1.7	$11,886
Exercised	(411,742)	3.41	—	—
Forfeited	(4,250)	4.79	—	—
Cancelled	(16,093)	26.30	—	—
Balance, August 31, 2021	485,460	$3.69	2.7	$4,954

EIP Time-based RSU activity
		Weighted- average	Weighted- average
		grant-date	remaining
	Time-based	fair value	contractual	Aggregate
	RSUs	per share	term (years)	intrinsic value
Balance, May 31, 2021	1,205,243	$15.16	—	$20,091
Granted	981,229	14.39	—	—
Vested	(126,393)	19.52	—	—
Forfeited	(121,295)	16.39	—	—
Cancelled	—	—	—	—
Balance, August 31, 2021	1,938,784	$14.41	—	$28,709

EIP Performance-based RSU activity
		Weighted- average	Weighted- average
		grant-date	remaining
	Performance-based	fair value	contractual	Aggregate
	RSUs	per share	term (years)	intrinsic value
Balance, May 31, 2021	—	$—	—	$—
Granted	1,345,158	13.13	—	17,668
Vested	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Balance, August 31, 2021	1,345,158	$13.13	2.9	$17,668

For the three months ended August 31, 2021, the Company granted 1,345,158 performance-based RSUs, with none vesting in the period (2020 – none).

Predecessor Plan – Aphria

Prior to the reverse acquisition disclosed in our annual report, Aphria had established the Aphria Omnibus Incentive Plan (the “Predecessor Plan”). Following stockholder approval of the EIP, no new awards have been granted under the Predecessor Plan. In connection with the reverse acquisition Aphria stock options, Aphria RSUs and DSUs issued under the Predecessor Plan were exchanged for options, RSUs under the EIP.

Stock option, RSU and DSU activity for the Company under the Predecessor Plan is as follows:

Predecessor plan time-based stock option activity

	August 31, 2021
			Weighted	Weighted
		Weighted	average	average
		average	grant	remaining	Aggregate
	Number of	exercise	date fair	contractual	Intrinsic
	options	price	value	term (years)	Amount
Balance May 31, 2021	2,499,185	$12.48	$6.51	2.4	(10,472)
Granted	—	—	—	—	—
Exercised	(56,301)	9.34	4.50	—	—
Forfeited	(638)	8.95	4.15	—	—
Expired	(405,455)	19.94	9.29	—	—
Balance, August 31, 2021	2,036,790	$11.08	$6.02	2.67	$5,321
Vested and exercisable, August 31, 2021	1,821,178	$11.17	$6.10	2.65	$4,588

During the three months ended August 31, 2021, the Company did not grant any further stock options out of the Predecessor plan.   The total intrinsic values of the stock options exercised during the three months ended August 31, 2021 was $430 (2020 - $238). The total fair value of time-based stock options vested during the three months ended August 31, 2021 was $1,797 (2020 - $1,723).

Predecessor plan time-based and Performance-based RSU activity

	August 31, 2021
		Weighted		Weighted
		average		average
		grant -		grant -
		date fair	Performance-	date fair
	Time- based	value per	based	value per
	RSUs	share	RSUs	share
Balance, May 31, 2021	2,794,972	$6.88	—	—
Granted	—	—	—	—
Exercised	(1,574,381)	6.56	—	—
Forfeited	(46,171)	15.09	—	—
Balance, August 31, 2021	1,174,419	$6.98	—	—

As of August 31, 2021, the total remaining unrecognized compensation expenses related to non-vested time-based RSUs amounted to $789 (2021 - $15,111), which will be amortized over the weighted-average remaining requisite service period of approximately 1.04 years (2020 – 1.85 years). The total fair value of time-based RSUs vested during the three months ended August 31, 2021 was $12,063 (2020 - $862).  During the period, the Company accelerated the vesting of 679,000 RSUs to fully vested.

Note 14. Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss includes the following components:

	Foreign currency translation gain (loss)	Unrealized loss on convertible notes receivables	Total
Balance May 31, 2021	$156,417	$(3,749)	$152,668
Other comprehensive loss	(100,772)	(649)	(101,421)
Balance August 31, 2021	$55,645	$(4,398)	$51,247

Note 15. Non-controlling interests

The following tables summarize the information relating to the Company’s subsidiaries, Superhero LP, CC Pharma Nordic ApS, Aphria Diamond, and ColCanna S.A.S. before intercompany eliminations.

Non-controlling interests as of August 31, 2021:

	Superhero	CC Pharma	Aphria	ColCanna	August 31,
	LP	Nordic ApS	Diamond	S.A.S.	2021
Current assets	$52,995	$951	$26,058	$527	$80,531
Non-current assets	170,799	132	156,839	141,387	469,157
Current liabilities	(170,799)	(1,033)	(16,047)	(66)	(187,945)
Non-current liabilities	—	(392)	(80,543)	(23,581)	(104,516)
Net assets	$52,995	$(343)	$86,307	$118,267	$257,227

Non-controlling interests as of May 31, 2021:

	CC Pharma	Aphria	ColCanna	May 31,
	Nordic ApS	Diamond	S.A.S.	2021
Current assets	$919	$19,531	$315	$20,765
Non-current assets	103	153,696	146,587	300,386
Current liabilities	(956)	(28,511)	(62)	(29,529)
Non-current liabilities	(406)	(69,332)	(6,606)	(76,344)
Net assets	$(340)	$75,384	$140,234	$215,278

Non-controlling interests for the three months ended August 31, 2021:

	Superhero	CC Pharma	Aphria	ColCanna	August 31,
	LP	Nordic ApS	Diamond	S.A.S.	2021
Revenue	$—	$—	$20,325	$—	$20,325
Total expenses	—	4	13,274	2	13,280
Net (loss) income	—	(4)	7,051	(2)	7,045
Other comprehensive (loss) income	—	—	—	—	—
Net comprehensive income	$—	$(4)	$7,051	$(2)	$7,045

Non-controlling interests for the three months ended August 31, 2020:

	CC Pharma	Aphria	ColCanna	August 31,
	Nordic ApS	Diamond	S.A.S.	2020
Revenue	$—	$30,035	$—	$30,035
Total expenses (recovery)	—	17,675	(239)	17,436
Net (loss) income	—	12,360	239	12,599
Other comprehensive (loss) income	—	—	—	—
Net comprehensive income	$—	$12,360	$239	$12,599

Note 16. Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt (refer to Note 10 Long-term debt), convertible notes (refer to Note 11 Convertible Debentures), ABG finance liability material purchase commitments and construction commitments as follows:

	Total	2022 (remaining nine months)	2023	2024	2025	2026	Thereafter
Long-term debt repayment	$198,253	$32,981	$78,820	$80,838	$2,157	$2,516	$941
Convertible notes, principal and interest	571,989	13,893	13,893	284,803	259,400	—	—
ABG finance liability	6,000	1,500	1,500	1,500	1,500	—	—
Material purchase obligations	29,523	24,222	4,185	937	179	—	—
Construction commitments	2,012	2,012	—	—	—	—	—
Total	$807,776	$74,608	$98,398	$368,077	$263,236	$2,516	$941

Escrow payable was settled on September 17, 2021, when the Company issued 9,817,061 shares of its common stock, while non-controlling interest holders contributed cash.

The following table presents the future undiscounted payment associated with lease liabilities as of August 31, 2021:

	Operating	Finance
	leases	leases
2022 (remaining nine months)	3,832	1,672
2023	4,437	7,088
2024	3,840	2,061
2025	3,321	2,122
2026	3,472	2,186
Thereafter	8,522	39,586
Total minimum lease payments	$27,423	$54,715
Imputed interest	(5,778)	(19,167)
Obligations recognized	$21,645	$35,548

Legal proceedings

From time to time, the Company and/or its subsidiaries may become defendants in legal actions arising out of the ordinary course and conduct of its business. As of August 31, 2021, in the opinion of management, no claims meet the criteria to record or disclose a loss contingency.

Note 17. Net revenue

The Company reports four segments: cannabis, distribution, beverage alcohol and wellness, in accordance with ASC 280 Segment Reporting. The Company generates revenues from these segments through contracts with customers, each with a single performance obligation, being the sale of products. The Company determines that revenue information disclosed in business segment information in (Note 22 Segment reporting) disaggregates revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Net revenue is comprised of:

	For the three months ended August 31.
	2021	2020
Cannabis revenue	$89,933	$67,120
Cannabis excise taxes	(19,484)	(15,918)
Net cannabis revenue	70,449	51,202
Beverage alcohol revenue	16,483	—
Beverage alcohol excise taxes	(1,022)	—
Net beverage alcohol revenue	15,461	—
Distribution revenue	67,186	66,288
Wellness revenue	14,927	—
Total	$168,023	$117,490

Note 18. Cost of goods sold

Cost of goods sold is comprised of:

	For the three months ended August 31,
	2021	2020
Cannabis costs	$40,190	$25,775
Beverage alcohol costs	6,662	—
Distribution costs	59,290	56,770
Wellness costs	10,925	—
Total	$117,068	$82,545

Note 19. General and administrative expenses

General and administrative expenses are comprised of:

	For the three months ended August 31,
	2021	2020
Executive compensation	$3,090	$2,250
Office and general	12,769	4,421
Salaries and wages	15,311	9,343
Stock-based compensation	9,417	2,850
Insurance	4,631	3,206
Professional fees	2,713	2,935
Travel and accommodation	790	727
Rent	766	240
Total	$49,487	$25,972

Note 20. Non-operating income (expense)

Non-operating income (expense) is comprised of:

	For the three months ended August 31,
	2021	2020
Change in fair value of convertible debenture	$39,370	$340
Change in fair value of warrant liability	17,535	—
Foreign exchange loss	(5,724)	(16,331)
Loss on long-term investments	(1,675)	(1,120)
Gain from equity investees	1,356	—
Other non-operating (losses) gains, net	(2,002)	3,752
Total	$48,860	$(13,359)

Note 21.	Financial risk management and financial instruments

Financial instruments

The Company has classified its financial instruments as described in Note 3 Significant accounting policies in our Annual Report.

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

The Company’s long-term debt of $18,974 (2021 - $20,358) is subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for Government of Canada securities of similar duration. In each period thereafter, the incremental premium is held constant while the Government of Canada security is based on the then current market value to derive the discount rate.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2021 and May 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				August 31,
	Level 1	Level 2	Level 3	2021
Financial assets
Cash and cash equivalents	$376,297	$—	$—	$376,297
Convertible notes receivable	—	2,370	—	2,370
Long-term investments	7,174	173,733	—	180,907
Financial liabilities
Warrant liability	—	—	60,476	60,476
Contingent consideration	—	—	61,494	61,494
APHA 24 Convertible debenture	—	—	342,499	342,499
Total recurring fair value measurements	$383,471	$176,103	$464,468	$1,024,042

				May 31,
	Level 1	Level 2	Level 3	2021
Financial assets
Cash and cash equivalents	$488,466	—	—	$488,466
Convertible notes receivable	—	2,485	—	2,485
Long-term investments	9,251	2,934	—	12,185
Financial liabilities
Warrant liability	—	—	78,168	78,168
Contingent consideration	—	—	60,657	60,657
APHA 24 Convertible debenture	—	—	399,444	399,444
Total recurring fair value measurements	$497,717	$5,419	$538,269	$1,041,405

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

Warrant liability: The warrants associated with the warrant liability are classified as Level 3 derivatives. Consequently, the estimated fair value of the warrant liability is determined using the Black-Scholes pricing model. Until the warrants are exercised, expire, or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity, the warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded in change in fair value of warrant liability. Any significant adjustments to the unobservable inputs disclosed in the table below would have a direct impact on the fair value of the warrant liability.

APHA 24: This instrument is held at fair value. The estimated fair value is determined using the Black-Scholes option pricing model and is classified as Level 3.

Contingent consideration: The contingent consideration from the acquisition of SweetWater is determined by discounting future expected cash outflows at a discount rate of 5%. The inputs into the future expected cash outflows are classified as Level 3.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

	APHA 24
	Convertible	Warrant	Contingent
	Debt	Liability	Consideration	Total
Balance, May 31, 2021	(399,444)	(78,168)	(60,657)	(538,269)
Additions	—	—	—	—
Disposals	—	—	—	—
Unrealized gain (loss) on fair value	56,945	17,692	(837)	73,800
Balance, August 31, 2021	(342,499)	(60,476)	(61,494)	(464,469)

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

Items measured at fair value on a non-recurring basis

The Company's prepaids and other current assets, long lived assets, including property and equipment, goodwill and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Financial risk management

The Company has exposure to the following risks from its use of financial instruments: credit; liquidity; currency rate; interest rate price; equity price risk; and capital management risk.

(a)	Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at August 31, 2021, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets, and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

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

As of August 31, 2021, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which have contractual maturities over the next five years.

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

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position at August 31, 2021, management regards liquidity risk to be low.

(c)	Currency rate risk

As of August 31, 2021, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

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

As of August 31, 2021, the Company held long-term equity investments at fair value and equity investments under the measurement alternative. These investment in equities were acquired as part of our strategic transactions. Accordingly, the changes in fair values of investment in equities measured at fair value or under the measurement alternative are recognized through gain (loss) on long-term investment in the statements of net loss and comprehensive loss. Based on the fair value of investment in equities held as of August 31, 2021, a hypothetical decrease of 10% in the prices for these companies would reduce the fair values of the investments and result in unrealized loss recorded in gain (loss) on long-term investment by $18,641.

Similarly, based on the fair value of our warrant liability as of August 31, 2021, a hypothetical increase of 10% in the price for our common stock would increase the change in fair value of warrant liability and result in unrealized gain recorded in non-operating income by $6,047.

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
Note 22.	Segment reporting

Information reported to the Chief Operating Decision Maker (“CODM”) for the purpose of resource allocation and assessment of segment performance focuses on the nature of the operations. The Company operates in four segments. 1) cannabis operations, which encompasses the production, distribution and sale of both medical and adult-use cannabis, 2) beverage alcohol operations, which encompasses cultivation, distribution and sale of beverage alcohol products, 3) distribution operations, which encompasses the purchase and resale of pharmaceuticals products to customers, and 4) wellness products, which encompasses hemp foods and cannabidiol (“CBD”) products. Operating segments have not been aggregated and no asset information is provided for the segments because the Company’s CODM does not receive asset information by segment on a regular basis. While the Company reported “business under development” as a fifth operating segment in its previous Annual Report, management determined that this no longer met the definition of an operating segment. The Company will continually review its operations and reporting structure in order to disclose its operating segments.

Segment net revenue from external customers:

	For the three months ended August 31,
	2021	2020
Cannabis business	$70,449	$51,202
Distribution business	67,186	66,288
Beverage alcohol business	15,461	—
Wellness business	14,927	—
Total	$168,023	$117,490

Segment gross profit from external customers:

	For the three months ended August 31,
	2021	2020
Cannabis business	$30,258	$25,427
Distribution business	7,896	9,518
Beverage alcohol business	8,799	—
Wellness business	4,002	—
Total	$50,955	$34,945

Channels of Cannabis revenue were as follows:

	For the three months ended August 31,
	2021	2020
Revenue from medical cannabis products	$8,374	$6,380
Revenue from adult-use cannabis products	69,593	56,948
Revenue from wholesale cannabis products	1,700	3,792
Revenue from international cannabis products	10,266	—
Less excise taxes	(19,484)	(15,918)
Total	$70,449	$51,202

Geographic net revenue:

	For the three months ended August 31,
	2021	2020
North America	$90,543	$51,192
EMEA	76,009	65,077
Latin America	1,471	1,221
Total	$168,023	$117,490

Geographic capital assets:

	August 31, 2021	May 31, 2021
North America	$477,278	$504,575
EMEA	139,958	140,838
Latin America	4,103	5,285
Total	$621,339	$650,698

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the three months ended August 31, 2021 and 2020, there were no major customers representing greater than 10% of our annual revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“Annual Report”).

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

MedMen Transaction

On August 13, 2021, the Company and other investors formed Superhero Acquisition L.P., a Delaware limited partnership, (“SH Acquisition”).  SH Acquisition was formed for the purpose of acquiring approximately $165.8 principal amount of senior secured convertible notes (the “MM Notes”) originally issued by MedMen Enterprises Inc. (“MedMen”) and certain warrants (the “MM Warrants”) to acquire Class B subordinate voting shares of MedMen (the “MedMen Shares”) issued in connection with the original issuance of the MM Notes.  The MM Notes mature on August 17, 2028.  Pursuant to an Assignment and Assumption Agreement dated as of August 17, 2021, SH Acquisition completed its acquisition (the “MM Transaction”) of the MM Notes and MM Warrants from certain funds affiliated with Gotham Green Partners.

The Company’s interest in SH Acquisition represents its right to 68% of the MM Notes and related MM Warrants held by SH Acquisition, which are convertible into approximately 21% of the MedMen Shares outstanding upon closing of the MM Transaction. The Company’s ability to convert the MM Notes and exercise the MM Warrants is dependent upon federal laws in the United States being amended to permit the general cultivation, distribution and possession of cannabis (a “Triggering Event”) or the Company’s waiver of the need for a Triggering Event and the receipt of any additional regulatory approvals. The total value of the MM Notes and MM Warrants was $170.9 million of which $117.8 million represents the ownership interest of Tilray, and $52.9 million represents the ownership interest of the unrelated minority owners.

As of August 31, 2021, MM Notes and MM Warrants are accounted for as debt and equity securities and recorded in long-term investments with an offsetting current liability for the outstanding consideration due. As partial consideration for the MM Notes and MM Warrants, on September 17, 2021, the Company issued 9,817,061 shares of its common stock. The balance of the consideration for the MM Notes and MM Warrants was paid in cash by the other partners of SH Acquisition.

Aphria – Tilray Business Combination

On April 30, 2021, upon consummation of the arrangement with Aphria Inc. (“Aphria”) pursuant to a plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”), Aphria stockholders and Tilray stockholders owned approximately 61.2% and 38.8%, respectively, of the post-closing outstanding Tilray common stock resulting in the reverse acquisition of Tilray, whereby Tilray is the legal acquirer and Aphria is the acquirer for accounting purposes. Accordingly, as reported in our Annual Report and in this Form 10-Q, the assets and liabilities of Aphria are presented at their historical carrying values and the assets and liabilities of Tilray are recognized on the effective date of the business combination transaction and measured at fair value. The operating results for the comparable period, the three months ended August 31, 2020, are of those of Aphria. In conjunction with the reverse acquisition, the Company elected to adopt Aphria’s fiscal year of June 1 to May 31.

Prior to the completion of the Arrangement, our condensed consolidated financial statements were presented under International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board and in Canadian Dollars (C$).  All prior periods have been recast and are shown in this Form 10-Q under GAAP and in United States Dollars ($).

The Coronavirus ("COVID-19") Pandemic, Its Impact on Us

We continuously address the effects of the COVID-19 pandemic, a discussion of which is available in sections entitled "Risk Factors" in Item 1A of Part I and “The Coronavirus ("COVID-19") Pandemic, Its Impact on Us” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

During the first quarter of fiscal year 2022, our Canadian adult use cannabis business continued to be impacted by the COVID-19 pandemic in the buying patterns of the provincial boards which resulted in stagnant net revenue in June and July with an increase in August which we attributed to the increase in vaccination rates throughout Canada.  While buying patterns of the provincial boards were stagnant, recent retail sales data suggests an uptick in consumer demand.  Our Canadian medical cannabis business remained stagnant over the course of the quarter.  Our international cannabis business continued to experience lower net revenue in Germany from situation-specific protective measures put in place throughout Germany. Our beer and alcohol business continued to deal with lower number of customers on-premise combined with declining off-premise business from the prior year. Recent increases in the Delta variant have hampered revenue growth in our main consumer facing markets.  Our distribution business experienced slight improvement in the global supply chain disrupted by the COVID-19 pandemic resulting in a modest increase in net revenue.

Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Delta and other variants and other areas that directly affect our business operations. We will continue to assess our operations and will continue to consider the guidance of local governments throughout the world. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations.

Use of Non-GAAP Measures

Throughout this Form 10-Q, we discuss non-GAAP financial measures, including reference to:

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

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months August 31,		Change	% Change
(in thousands of U.S. dollars)	2021	2020	2021 vs. 2020
Net revenue	$168,023	$117,490	$50,533	43%
Cost of goods sold	117,068	82,545	34,523	42%
Gross profit	50,955	34,945	16,010	46%
Operating expenses:
General and administrative	49,487	25,972	23,515	91%
Selling	7,432	5,817	1,615	28%
Amortization	30,739	4,127	26,612	645%
Marketing and promotion	5,465	4,925	540	11%
Research and development	785	120	665	554%
Transaction costs	25,579	2,458	23,121	941%
Total operating expenses	119,487	43,419	76,068	175%
Operating loss	(68,532)	(8,474)	(60,058)	709%
Finance expense, net	(10,170)	(5,736)	(4,434)	77%
Non-operating (expense) income, net	48,860	(13,359)	62,219	(466%)
Loss before income taxes	(29,842)	(27,569)	(2,273)	8%
Income taxes (recovery)	4,762	(5,825)	10,587	(182%)
Net loss	$(34,604)	$(21,744)	$(12,860)	59%

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

	For the three months ended August 31,
(in thousands of U.S. dollars)	2021	2020
Net cannabis revenue	$70,449	$51,202
Net beverage alcohol revenue	15,461	—
Distribution revenue	67,186	66,288
Wellness revenue	14,927	—
Cannabis cost of sales	40,190	25,775
Beverage alcohol cost of sales	6,662	—
Distribution cost of sales	59,290	56,770
Wellness cost of sales	10,925	—
Gross profit (excluding inventory valuation adjustments and step-up)	50,955	34,945
Cannabis gross margin (excluding inventory valuation adjustments and step-up)	43%	50%
Beverage gross margin (excluding inventory valuation adjustments and step-up)	57%	NA
Distribution gross margin (excluding inventory valuation adjustments and step-up)	12%	14%
Wellness gross margin (excluding inventory valuation adjustments and step-up)	27%	NA
Adjusted EBITDA	12,697	8,070
Cash and cash equivalents	376,297	306,717
Working capital	317,789	482,368
Free cash flow	(109,543)	(70,055)
Adjusted free cash flow	(61,153)	(70,055)

NA=These reporting segments did not exist in the prior year first quarter.  The related acquisitions occurred thereafter.

Segment Reporting

Management updated our reporting segments during the period. While the Company reported “business under development” as a fifth operating segment in its previous Annual Report, management determined that this no longer met the definition of an operating segment. The Company will continually review its operations and reporting structure in order to disclose its operating segments. Our reporting segments revenue is primarily comprised of revenues from our cannabis, distribution, beverage alcohol operations, and wellness, as follows:

	For the three months ended August 31,		Change
(in thousands of U.S. dollars)	2021	2020	2021 vs. 2020
Cannabis business	$70,449	$51,202	$19,247	38%
Distribution business	67,186	66,288	898	1%
Beverage alcohol business	15,461	—	15,461	100%
Wellness business	14,927	—	14,927	100%
Total net revenue	$168,023	$117,490	$50,532	43%

Our geographic revenue is, as follows:

	For the three months ended August 31,		Change
(in thousands of U.S. dollars)	2021	2020	2021 vs. 2020
North America	$90,543	$51,192	$39,351	77%
EMEA	76,009	65,077	10,932	17%
Latin America	1,471	1,221	250	20%
Total net revenue	$168,023	$117,490	$50,533	43%

Our geographic capital assets are, as follows:

(in thousands of U.S. dollars)	August 31, 2021	May 31, 2021	Change
North America	$477,278	$504,575	$(27,297)	(5%)
EMEA	139,958	140,838	(880)	(1%)
Latin America	4,103	5,285	(1,182)	(22%)
Total capital assets	$621,339	$650,698	$(29,359)	(5%)

Cannabis revenue

Cannabis revenue based on market channel is, as follows:

	For the three months ended August 31,		Change
(in thousands of US dollars)	2021	2020	2021 vs. 2020
Revenue from medical cannabis products	$8,374	$6,380	$1,994	31%
Revenue from adult-use cannabis products	69,593	56,948	12,645	22%
Revenue from wholesale cannabis products	1,700	3,792	(2,092)	(55%)
Revenue from international cannabis products	10,266	—	10,266	100%
Total cannabis revenue	89,933	67,120	$22,812	34%
Excise taxes	(19,484)	(15,918)	(3,566)	22%
Total cannabis net revenue	$70,449	$51,202	$19,247	38%

Revenue from medical cannabis products:  Revenue from medical cannabis products for the three months ended August 31, 2021 was $8.4 million as compared to $6.4 million in the prior year same period, representing an increase of 31%.  This increase in revenue from medical cannabis products is primarily driven by the contributions of legacy Tilray’s medical cannabis business resulting from the business combination of April 30, 2021, along with a modest increase in average gross retail selling price to medical patients as compared to the first quarter of 2021.  This increase was offset by lower number of existing patient renewals and lower number of new patients, in both independent and clinic patients.

Revenue from adult-use cannabis products:  Revenue from adult-use cannabis products for the three months ended August 31, 2021 was $69.6 million as compared to $56.9 million in the prior year same period, or an increase of 22%. This increase in revenue from adult-use cannabis products is primarily driven by the contributions of legacy Tilray’s adult-use cannabis business resulting from the business combination of April 30, 2021, and numerous additional retail sales promotional programs, innovations, social media visibility and efforts to increase new accounts.  During the early portions of the first quarter of fiscal 2022, consistently with our immediately preceding fourth quarter of fiscal 2021, we continued to experience stagnant replenishment rates and ordering by the provincial boards as a response to the lockdown measures related to the COVID-19 pandemic and the shift in the retail cannabis demand to price based brands during COVID.  The decline is primarily due to shifting consumer trends to large-format and price compression in the market, magnified by consumer behavior during the lockdowns to a much heavier focus on price and potency.  We also experienced additional declines in average gross selling price to the adult-use market and changes in the point-of-sale experience of our retail customers due to high turnover of budtenders at retailers. We continue to expand our product offerings to accommodate the changes in our adult-use customers and completed our first shipments to Nunavut. Tilray has presence in all Canadian provinces and territories.

Wholesale cannabis revenue: Revenue from wholesale cannabis products for the three months ended August 31, 2021 was $1.7 million as compared to $3.8 million in the prior year same period, representing a decrease of (55%).  The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales.

International cannabis revenue: Revenue from international cannabis products for the three months ended August 31, 2021 was $10.3 million.  The increase is due to the contributions of legacy Tilray’s larger international cannabis business.

Distribution revenue

Revenue from Distribution operations for the three months ended August 31, 2021 was $67.2 million as compared to $66.3 million in the prior year same period, representing a slight increase on a period over period year basis. Included in distribution revenue is $65.0 million of revenue from CC Pharma, and $2.2 million of revenue from other distribution companies for the three months ended August 31, 2021 versus $64.3 million and $2.0 million, respectively, in the prior year same period.  The slight increase in distribution revenue was primarily the result of increases in the value of the Euro compared to the US dollar during the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021. This increase was partially offset by the negative impact of an isolated weather event in Densborn, Germany.  Specifically, heavy flooding impacted CC Pharma and forced a business closure for approximately five days leading to a decrease in net revenue in the quarter of almost $5.0 million.  Additionally, COVID-19 situation-specific protective measures put in place throughout Germany, continue to result in insufficient supply from other European Union countries, fewer workdays from lockdown periods, and limitations on elective medical procedures and lower frequency in-person visits to physicians and pharmacies.

Beverage alcohol revenue

Revenue from our Beverage operations for the three months ended August 31, 2021 was $15.5 million from SweetWater which was acquired on November 25, 2020. SweetWater operates on-premises, wholesale, and specialty sales. Revenues were negatively impacted from reduction in keg demand from the on-premises channel, which have higher profit margins than products intended for off-premises consumption. During the first quarter of 2022, our beverage operations began operating our new brewing facility in Colorado, released an extensive new line of innovative products, including seltzers and vodkas sodas, as well as a new beer offering developed in collaboration with our Canadian cannabis Broken Coast brand.

Wellness revenue

Included in Wellness revenue is $14.9 million from Manitoba Harvest, for the three months ended August 31, 2021.  Manitoba Harvest was part of the assets acquired in the Arrangement. There are no comparable revenues in the prior year being presented.

Gross profit, gross margin and adjusted gross margin for our reporting segments

Our gross profit and gross margin for the three months ended August 31, 2021 and 2020, is as follows:

(in thousands of U.S. dollars)	For the three months ended August 31,		Change	% Change
Cannabis	2021	2020	2021 vs. 2020
Revenue	$89,933	$67,120	$22,813	34%
Excise taxes	(19,484)	(15,918)	(3,566)	22%
Net revenue	70,449	51,202	19,247	38%
Cost of goods sold	40,190	25,775	14,415	56%
Gross profit	30,258	25,427	4,831	19%
Gross margin	43%	50%	25%	(7%)

Adjusted gross profit (1)	30,258	25,427	4,831	25%
Adjusted gross margin (1)	43%	50%	25%	(7%)
Distribution
Revenue	$67,186	$66,288	$898	1%
Excise taxes	—	—	—	(0%)
Net revenue	67,186	66,288	898	1%
Cost of goods sold	59,290	56,770	2,520	4%
Gross profit	7,896	9,518	(1,622)	(17%)
Gross margin	12%	14%	(181%)	(3%)

Adjusted gross profit (1)	7,896	9,518	(1,622)	(17%)
Adjusted gross margin (1)	12%	14%	(181%)	(3%)
Beverage alcohol
Revenue	$16,483	$—	$16,483	100%
Excise taxes	(1,022)	—	(1,022)	100%
Net revenue	15,461	—	15,461	100%
Cost of goods sold	6,662	—	6,662	100%
Gross profit	8,799	—	8,799	100%
Gross margin	57%	—%	57%	100%

Adjusted gross profit (1)	8,799	—	8,799	100%
Adjusted gross margin (1)	57%	—%	57%	100%
Wellness
Revenue	$14,927	$—	$14,927	100%
Excise taxes	—	—	—	100%
Net revenue	14,927	—	14,927	100%
Cost of goods sold	10,925	—	10,925	100%
Gross profit	4,002	—	4,002	100%
Gross margin	27%	—%	27%	100%

Adjusted gross profit (1)	4,002	—	4,002	100%
Adjusted gross margin (1)	27%	—%	27%	100%
Total
Revenue	$188,529	$133,408	$55,121	41%
Excise taxes	(20,506)	(15,918)	(4,588)	29%
Net revenue	168,023	117,490	50,533	43%
Cost of goods sold	117,068	82,545	34,523	42%
Gross profit	50,955	34,945	16,010	46%
Gross margin	30%	30%	32%	107%

Adjusted gross profit (1)	50,955	34,945	16,010	46%
Adjusted gross margin (1)	30%	30%	32%	107%

(1)	Gross profit (excluding inventory valuation adjustments) and gross margin percentage (excluding inventory valuation adjustments) are non-GAAP financial measures.

Cannabis gross margin: Gross margin of 43% decreased in during the three months ended August 31, 2021 versus the prior year same period reflects the addition of sales of Tilray brands that have higher costs to produce than our legacy brands.

Significant efforts have been taken to reduce the company’s cultivation costs at its Legacy Tilray facilities, including announcing the shutdown of both the Enniskillen and Nanaimo facilities.  In the interim and until the inventory cultivated at these facilities work their way through inventory, we expect to report lower gross margins than once all inventory is cultivated at Legacy Aphria facilities.  During the period, imposing Legacy Aphria’s actual gross margins in the quarter over the higher costs at Legacy Tilray facilities, would have resulted in an increase in gross profit recorded of $4.9 million and resulted in a normalized adjusted gross margin of 33%.

Distribution gross margin: Gross margin of 12% remained fairly consistent with the same period in fiscal 2021.

Beverage alcohol gross margin:  Gross margin of 57% is in line with our expectations but a slight decrease from the prior quarter.  We did not operate in this segment during the first quarter of the prior year. We note that COVID-19 disrupted our product sales mix, resulting in lower than traditional gross margins for SweetWater.

Wellness gross margin:  Gross margin of 27% is in line with our expectations and consistent with the preceding fiscal quarter. We acquired the wellness business in the Arrangement and did not operate in this segment during the first quarter of the prior year.

Operating expenses

	For the three months ended August 31,		Change
(in thousands of US dollars)	2021	2020	2021 vs. 2020
General and administrative	$49,487	$25,972	$23,515	91%
Selling	7,432	5,817	1,615	28%
Amortization	30,739	4,127	26,612	645%
Marketing and promotion	5,465	4,925	540	11%
Research and development	785	120	665	554%
Transaction costs	25,579	2,458	23,121	941%
Total operating expenses	$119,487	$43,419	$76,068

Operating expenses are comprised of general and administrative, share-based compensation, selling, amortization, marketing and promotion, research and development, and transaction costs. These costs increased by $76.1 million to $119.5 million from $43.4 million as compared to prior year same period. This was primarily due to reporting full quarters of operating expenses for SweetWater and Tilray, including non-cash amortization charges associated with definite life intangible assets acquired and generally and administrative expenses. The remaining increase is from transaction costs related to non-recurring expenses associated with our current acquisitions and evaluation of future potential acquisition, and one-time litigation costs.

General and administrative costs

During the three months ended August 31, 2021, increased by $23.5 million to $49.5 million from $26.0 million as compared to prior year same period.  This increase was primarily related to i) office and general; ii) salaries and wages, including executive compensation; iii) stock-based compensation expense; and iv) insurance.  These increased expenses resulted from reporting full quarters of operating expenses for SweetWater and Tilray.

	For the three months ended August 31,		Change
(in thousands of US dollars)	2021	2020	2021 vs. 2020
Executive compensation	$3,090	$2,250	$840	37%
Office and general	12,769	4,421	8,348	189%
Salaries and wages	15,311	9,343	5,968	64%
Stock-based compensation	9,417	2,850	6,567	230%
Insurance	4,632	3,206	1,425	44%
Professional fees	2,713	2,935	(222)	(8%)
Travel and accommodation	790	727	63	9%
Rent	766	240	527	220%
Total general and administrative costs	$49,487	$25,972	$23,515

Office and general increased primarily due to reporting SweetWater and Tilray for the full quarter and the additional one-time costs associated with the upcoming closure of our Nanaimo facility.  As noted above, salaries and wages increased primarily due to reporting SweetWater and Tilray for the full quarter.  The Company’s headcount increased to approximately 2,100 employees as a result of the Arrangement compared to 900 employees as of August 31, 2020.

The Company recognized stock-based compensation expense of $9.4 million for the three months ended August 31, 2021 compared to $2.9 million for the same period in the prior year. The increase is primarily due to increased number of employees and the accelerated vesting of certain of our stock-based compensation awards tied to the Arrangement. Stock options are valued using the Black-Scholes valuation model and represents a non-cash expense, restricted share units (“RSUs”) are valued based on the graded vesting and the grant date fair value. The Company issued 2,326,387 RSUs in the three months ended August 31, 2021 which included 1,345,158 performance RSUs as compared to 512,206 RSUs in the same period of the prior year.

Selling costs

For the three months ended August 31, 2021, the Company incurred selling costs of $7.4 million or 4.4% of revenue as compared to $5.8 million and 4.9% of revenue in the prior year same period. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products.

Amortization

The Company incurred non-production related amortization charges of $30.7 million for the three months ended August 31, 2021 compared to $4.1 million in the prior year same period. The increase is largely associated with the amortization on the acquired definite life intangible assets from the SweetWater acquisition and Tilray.

Marketing and promotion cost

For the three months ended August 31, 2021, the Company incurred marketing and promotion costs of $5.5 million as compared to $4.9 million in the prior year same period. The slight increase is primarily due to increased marketing and promotion programming that had been deferred with the COVID-19 pandemic.

Research and development

Research and development costs were $0.8 million during the three months ended August 31, 2021 compared to $0.1 million in the prior year same period. These relate to external costs associated with the development of new products. Although the Company spends a significant amount on research and development, the majority of these costs remain in costs of sales, as the Company does not reclassify research and development costs related to the cost of products consumed in research and development activities.

Transaction costs

Transaction costs were $25.6 million during the three months ended August 31, 2021 compared to $2.5 million in the prior year same period. This increase is associated with the solicitation of shareholder votes supporting an increase in the number of authorized common stock shares, transaction closing costs related to the Arrangement, our investment in the MM Notes and MM Warrants, the evaluation of other potential acquisitions and one-time litigation costs.

Non-operating (expense) income, net

Non-operating (expense) income is comprised of:

	For the three months ended August 31,		Change
(in thousands of US dollars)	2021	2020	2021 vs. 2020
Change in fair value of convertible debenture	$39,370	$340	$39,030	11,479%
Change in fair value of warrant liability	17,535	—	17,535	100%
Foreign exchange loss	(5,724)	(16,331)	10,607	(65%)
Loss on long-term investments	(1,675)	(1,120)	(555)	50%
Gain from equity investees	1,356	—	1,356	100%
Other non-operating (losses) gains, net	(2,002)	3,752	(5,754)	(153%)
Total non-operating income (expense)	$48,860	$(13,359)	$62,219

For the three months ended August 31, 2021 and 2020, the Company recognized a change in fair value of its APHA 24 convertible debentures of $39.4 million and $0.3 million, respectively, driven primarily by the decrease in the Company’s share price and the decrease in the trading price of the convertible debentures. Additionally, the Company recognized a change in fair value of its warrants of resulting in a gain of $17.5 million acquired as part of the Arrangement, also as a result of the decrease in our share price. Furthermore, the Company recognized a loss of $5.7 million and $16.3 million, respectively, resulting from the changes in foreign exchange rates during the period, and prior year period, largely associated with the strengthening of the US dollar against the Canadian dollar. The remaining other losses relate to changes in fair value in the Company’s convertible notes receivable and long-term investments.

Net loss, Adjusted net loss and EBITDA

	For the three months ended August 31,		Change
	2021	2020	2021 vs. 2020
Net loss	$(34,604)	$(21,744)	$(12,860)	59%
Adjusted net loss	$(33,254)	$(445)	$(32,809)	7,373%
Adjusted EBITDA	$12,697	$8,053	$4,644	58%

Adjusted net loss

Adjusted net loss represents a non-GAAP financial measure that does not have any standardized meaning prescribed under GAAP and may not be comparable to similar measures presented by other companies.  Adjusted net income is calculated as net (loss) income plus (minus) the unrealized loss (gain) on convertible debentures, a non-cash item, share-based compensation, foreign exchange (loss) gain, all non-cash items, and transaction costs, costs which will not necessarily continue in future periods depending on the frequency of additional M&A considered by the Company.  It represents a measure management uses in evaluating operating results. The increase in adjusted net loss is primarily driven by higher net loss stemming from higher amortization costs associated with the definite lived assets acquired during the year, the additional general and administrative costs associated with Tilray for the full quarter and increased non-cash unrealized loss on changes to the fair value of our convertible debentures.

	Year ended May 31,		Change
Adjusted net loss reconciliation:	2021	2020	2021 vs. 2020
Net loss	$(34,604)	$(21,744)	$(12,860)	59%
Unrealized gain on convertible debentures	(39,370)	(340)	(39,030)	100%
Foreign exchange loss	5,724	16,331	(10,607)	(65%)
Stock-based compensation	9,417	2,850	6,567	230%
Transaction costs	25,579	2,458	23,121	941%
Adjusted net loss	$(33,254)	$(445)	$(32,809)
Adjusted net loss per share - basic and diluted	$(0.07)	$(0.00)

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net (loss) income, plus (minus) income taxes (recovery), plus (minus) finance (income) expense, net, plus (minus) non-operating (income) loss, net, plus amortization, plus stock-based compensation, plus transaction costs and certain one-time non-operating expenses, as determined by management. Adjusted EBITDA increased primarily from favorable effects of new lines of business, offset by the inclusion of legacy Tilray’s cannabis business, while we work to achieve our synergies plan, as follows:

	For the three months ended August 31,		Change
Adjusted EBITDA reconciliation:	2021	2020	2021 vs. 2020
Net (loss) income	$(34,604)	$(21,744)	$(12,860)	59%
Income taxes	4,762	(5,825)	10,587	(182%)
Finance expense, net	10,170	5,736	4,434	77%
Non-operating expense (income), net	(48,860)	13,359	(62,219)	(466%)
Amortization	39,333	10,979	28,354	258%
Stock-based compensation	9,417	2,850	6,567	230%
Facility start-up and closure costs	6,200	—	6,200	100%
Lease expense	700	240	460	192%
Transaction costs	25,579	2,458	23,121	941%
Adjusted EBITDA	$12,697	$8,053	$4,644

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA excludes:

•	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.
•	Interest expense and loss on disposal of property and equipment to reflect ongoing operating activities;
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

•	Non-cash inventory valuation adjustments;
•	Non-cash loss from equity method investments;
•	Costs incurred to start up new facilities and/or to close facilities in Nanaimo, Canada and Enniskillen, Canada;
•	Lease expense; and
•	Transaction costs associated with current and future business acquisitions.

Liquidity and Capital Resources

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months ended August 31,
	2021	2020
Net cash used in operating activities	$(93,227)	$(56,100)
Net cash used in investing activities	$(8,620)	$(13,698)
Net cash (used in) provided by financing activities	$(8,028)	$6,737
Effect on cash of foreign currency translation	$(2,294)	$9,132
Cash and cash equivalents, beginning of period	$488,466	$360,646
Cash and cash equivalents, end of period	$376,297	$306,717
Decrease in cash and cash equivalents	$(112,169)	$(53,929)

Cash flows from operating activities

The changes in net cash used in operating activities during the three months ended August 31, 2021 compared to the prior year same period is primarily related to payments associated with the Arrangement, income taxes at Aphria Diamond and accounts receivable increases associated with increased sales in the quarter.  This net cash used in operating activities was positively impacted reductions in inventory.

Cash flows from investing activities

The change in net cash used in investing activities in the first quarter of 2022 as compared to the first quarter of 2021 is primarily due to proceeds from the disposal of redundant production equipment at our Aphria One facility.

Cash flows from financing activities

Cash provided by financing activities in the first quarter of 2022 as compared to the first quarter of 2021 is primarily due to an early payment on SweetWater’s term loan facility.

Free cash flow and adjusted free cash flow

Free cash flow and adjusted free cash flow are non-GAAP measures. Free cash flow is comprised of two GAAP measures deducted from each other which are net cash flow used in operating activities less investments in capital and intangible assets. Adjusted free cash flow removes the cash impact of acquisitions from free cash flow. Our free cash flow and adjusted free cash flow were, as follows:

	For the three months ended August 31,		Change
Free cash flow	2021	2020	2021 vs. 2020
Net cash used in operating activities	$(93,227)	$(56,100)	$(37,127)	66%
Less: investments in capital and intangible assets	(16,316)	(13,955)	(2,361)	17%
Free cash flow	$(109,543)	$(70,055)	$(39,488)
Cash expended related to acquisitions	48,390	—	48,390	100%
Adjusted free cash flow	$(61,153)	$(70,055)	$8,902

Contractual obligations

Purchase and other commitments

The Company has payments for long-term debt, convertible debentures, ABG finance liability, material purchase commitments and construction commitments, as follows:

	Total	2022 (remaining nine months)	2023	2024	2025	2026	Thereafter
Long-term debt repayment	$198,253	$32,981	$78,820	$80,838	$2,157	$2,516	$941
Convertible notes, principal and interest	571,989	13,893	13,893	284,803	259,400	—	—
ABG finance liability	6,000	1,500	1,500	1,500	1,500	—	—
Material purchase obligations	29,523	24,222	4,185	937	179	—	—
Construction commitments	2,012	2,012	—	—	—	—	—
Total	$807,776	$74,608	$98,398	$368,077	$263,236	$2,516	$941

Lease obligations

We lease various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2040:

	Three months ending August 31,
	Operating leases	Finance leases
2022 (remaining nine months)	$3,832	$1,672
2023	4,437	7,088
2024	3,840	2,061
2025	3,321	2,122
2026	3,472	2,186
Thereafter	8,522	39,586
Total minimum lease payments	$27,423	$54,715
Imputed interest	(5,778)	(19,167)
Obligations recognized	$21,645	$35,548

Except as disclosed elsewhere in this Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes with respect to the contractual obligations of the Company during the three months ended August 31, 2021.

Off-Balance Sheet Financing

As of August 31, 2021, the Company has no off-balance sheet financing.

Contingencies

In the normal course of business, we may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in “Part I, Item 1. Note 2 – Basis of presentation and summary of significant accounting policies” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

(a)	Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at August 31, 2021, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets, promissory notes receivable and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

(b)	Liquidity risk

At August 31, 2021, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which have contractual maturities over the next five years.

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

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position at August 31, 2021, management regards liquidity risk to be low.

(c)	Currency rate risk

At August 31, 2021, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2021, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of SweetWater, which we acquired on November 22, 2021, and the internal controls over financial reporting of legacy Tilray, which we acquired on April 30, 2021. SweetWater and legacy Tilray represented 1.1% and 7.7% of our consolidated assets and 9.2% and 24.1% of our consolidated revenues as of and for the quarter ended August 31, 2021, respectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired SweetWater and legacy Tilray on November 22, 2020 and April 30, 2021, respectively. The Company is in the process of reviewing the internal control structure of SweetWater and legacy Tilray and, if necessary, will make appropriate changes as it integrates them into the Company’s overall internal control over financial reporting process.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

"Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K, except with respect to the matters disclosed below.

Class Action Suits and Shareholder Derivative Suits – U.S. and Canada

Authentic Brands Group Related Class Action (New York, United States)

On May 4, 2020, Ganesh Kasilingam filed a lawsuit in the U.S. District Court for the Southern District of New York, against Tilray, Inc., Brendan Kennedy and Mark Castaneda, on behalf of himself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Kasilingam litigation”). The complaint alleged that Tilray and the individual defendants overstated the anticipated advantages of the Company’s revenue sharing agreement with Authentic Brands Group (“ABG”), announced on January 15, 2019, and that the plaintiff suffered losses when Tilray’s stock price dropped after Tilray recognized an impairment with respect to the ABG deal on March 2, 2020.

On September 27, 2021, the U.S. District Court entered an Opinion & Order granting the Defendants’ motion to dismiss the complaint in the Kasilingam litigation.

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

In August 2021, the Company’s Board of Directors established a Special Litigation Committee (the “SLC”) of independent directors to re-assert director control and investigate the derivative claims in this litigation matter. The SLC has appointed the law firm Wilson Sonsini to assist the SLC with an investigation of the underlying claim and determine whether continued prosecution of such claims is in the best interests of the Company.  The SLC has also moved to have the Plaintiffs stay discovery during their investigation.

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. A summary of our risk factors is included below. There have been no material changes from the risk factors described in our Form 10-K.

•

We are in the early stages of our integration efforts following completion of the Arrangement between Tilray and Aphria on April 30, 2021 and may experience challenges integrating Tilray and Aphria’s operations and fully achieving the expected benefits of the Arrangement.

•

Risks related to the COVID-19 pandemic and the impact of the Delta variant have and will continue to impact our operations and adversely adverse effect our business, results of operations and financial condition.

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

•	We may not have the ability to raise the funds necessary to settle conversions of the convertible securities in cash or to repurchase the convertible securities upon a fundamental change.
•	We may not become the world's leading cannabis-focused consumer branded company with up to $4 billion of revenue by 2024;
•	We are subject to other risks generally applicable to our industry and the conduct of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On August 13, 2021, the Company and other investors formed SH Acquisition.  SH Acquisition was formed for the purpose of acquiring the MM Notes and the MM Warrants.  Pursuant to an Assignment and Assumption Agreement dated as of August 17, 2021, SH Acquisition completed the MM Transaction.  As partial consideration for the MM Notes and MM Warrants, on September 17, 2021, the Company issued 9,817,061 shares of its common stock in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering. See Note 2, Basis of presentation and summary of significant accounting policies, and Note 7, Long term investments, to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information related to the MM Transaction.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 12, 2019, filed on December 17, 2019)

3.3	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed April 16, 2021)

10.1*	Employment Agreement by and between the Registrant and Irwin Simon, dated August 28, 2021

10.2*	Employment Agreement by and between the Registrant and Denise Faltischek, dated August 28, 2021

10.3*	Employment Agreement by and between the Registrant and Jim Meiers, dated August 28, 2021

10.4*	Employment Agreement by and between the Registrant and Carl Merton, dated August 28, 2021

10.5*	Assignment and Assumption Agreement with Gotham Green Partners, LLC dated August 17, 2021

10.6*	Assignment and Assumption Agreement with Parallax Master Fund, L.P. dated August 17, 2021

10.7*	Assignment and Assumption Agreement with Pura Vida Master Fund, LTD. dated August 17, 2021

10.8*	Fourth Amended and Restated Securities Purchase Agreement by and among Medmen Enterprises Inc., MM CAN USA, Inc., Credit Parties, and Gotham Green Admin 1, LLC, dated August 17, 2021

10.9*	Medmen Enterprises Inc., MM CAN USA, Inc., Fourth Amended and Restated Senior Secured Convertible Note, dated August 17, 2021

10.10*	Amended and Restated Warrant Certificate, dated August 17, 2021

10.11*	Limited Partnership Agreement of Superhero Acquisition L.P., dated August 17. 2021

10.12*	Shareholders’ Agreement among Superhero Acquisition Corp. and Tilray, Inc. and MOS Holdings Inc., dated August 17, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tilray Inc.

Date: October 7, 2021	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: October 7, 2021	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer