Form 10-Q
period 2021-11-30
Tilray, Inc.
filed 2022-01-10
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of January 4, 2022, the registrant had 466,522,611 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (the “Form 10-Q”) contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,”” might,” “plan,” “project,” “will,” “would” ”seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives, business strategy, supply chain, brand portfolio and product performance; the COVID-19 pandemic; current or future macroeconomic trends; and future corporate acquisitions and strategic transactions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: our ability to successfully complete the integration of the businesses of Tilray and Aphria; challenges and uncertainty resulting from the COVID-19 pandemic; the highly regulated environment in which we operate and our dependence on regulatory approvals and licenses; our ability to manage our supply chain effectively; disruption of operations at our cultivation and manufacturing facilities; challenges and uncertainty resulting from the impact of competition; our ability to manage risks associated with our international sales and operations; our ability to successfully develop and commercialize new products; our ability to execute our strategic plan and other initiatives, including our ability to achieve $4 billion of revenue by the end of our fiscal year 2024; our dependency on significant customers, which generate a significant amount of our revenue; input cost inflation; disruptions to information technology systems; pending and future litigation; volatility in our stock; our ability to raise funds; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and our other filings from time to time with the U.S. Securities and Exchange Commission and in our Canadian securities filings.

Forward looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and, while we believe that information provides a reasonable basis for these statements, these statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	November 30, 2021	May 31, 2021
Assets
Current assets
Cash and cash equivalents	$331,783	$488,466
Accounts receivable, net	84,575	87,309
Inventory	233,020	256,429
Prepaids and other current assets	57,340	48,920
Convertible notes receivable	1,560	2,485
Total current assets	708,278	883,609
Capital assets	604,249	650,698
Right-of-use assets	13,933	18,267
Intangible assets	1,450,015	1,605,918
Goodwill	2,814,163	2,832,794
Interest in equity investees	4,440	8,106
Long-term investments	168,244	17,685
Other assets	164	8,285
Total assets	$5,763,486	$6,025,362
Liabilities
Current liabilities
Bank indebtedness	$8,736	$8,717
Accounts payable and accrued liabilities	168,300	212,813
Contingent consideration	62,339	60,657
Warrant liability	40,455	78,168
Current portion of lease liabilities	3,588	4,264
Current portion of long-term debt	31,510	36,622
Total current liabilities	314,928	401,241
Long - term liabilities
Lease liabilities	49,265	53,946
Long-term debt	151,819	167,486
Convertible debentures	554,854	667,624
Deferred tax liability	219,311	265,845
Other liabilities	320	3,907
Total liabilities	1,290,497	1,560,049
Commitments and contingencies (refer to Note 17)
Shareholders' equity
Common stock ($0.0001 par value; 990,000,000 shares authorized; 463,802,393 and 265,423,304 shares issued and outstanding, respectively)	46	46
Additional paid-in capital	4,954,547	4,792,406
Accumulated other comprehensive income	9,595	152,668
Accumulated Deficit	(527,900)	(486,050)
Total Tilray shareholders' equity	4,436,288	4,459,070
Non-controlling interests	36,701	6,243
Total shareholders' equity	4,472,989	4,465,313
Total liabilities and shareholders' equity	$5,763,486	$6,025,362

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Income (Loss) and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended November 30,		Six months ended November 30,
	2021	2020	2021	2020
Net revenue	$155,153	$129,459	$323,176	$246,949
Cost of goods sold	122,387	94,176	239,455	176,721
Gross profit	32,766	35,283	83,721	70,228
Operating expenses:
General and administrative	33,469	28,273	82,956	54,245
Selling	9,210	6,079	16,642	11,896
Amortization	29,016	4,208	59,755	8,335
Marketing and promotion	7,120	4,252	12,585	9,177
Research and development	515	225	1,300	345
Transaction costs	8,120	18,206	33,699	20,664
Total operating expenses	87,450	61,243	206,937	104,662
Operating loss	(54,684)	(25,960)	(123,216)	(34,434)
Interest expense, net	(9,940)	(4,832)	(20,110)	(10,568)
Non-operating income (expense), net	64,750	(72,649)	113,610	(86,008)
Income (loss) before income taxes	126	(103,441)	(29,716)	(131,010)
Income taxes (recovery)	(5,671)	(14,192)	(909)	(20,017)
Net income (loss)	$5,797	$(89,249)	$(28,807)	$(110,993)
Total net income (loss) attributable to:
Shareholders of Tilray Inc.	(201)	(99,900)	(41,850)	(134,243)
Non-controlling interests	5,998	10,651	13,043	23,250
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain	(32,367)	(910)	(133,139)	475
Unrealized loss on convertible notes receivable	52	—	(597)	—
Change in fair value of long-term investments	(16,357)	—	(16,357)	—
Total other comprehensive (loss) income, net of tax	(48,672)	(910)	(150,093)	475
Comprehensive loss	(42,875)	(90,159)	(178,900)	(110,518)
Total comprehensive income (loss) attributable to:
Shareholders of Tilray Inc.	(41,853)	(100,810)	(184,923)	(133,768)
Non-controlling interests	(1,022)	10,651	6,023	23,250
Weighted average number of common shares - basic	460,254,275	243,477,655	454,797,598	242,207,388
Weighted average number of common shares - diluted	460,254,275	243,477,655	454,797,598	242,207,388
Net income (loss) per share - basic	$(0.00)	$(0.41)	$(0.09)	$(0.55)
Net income (loss) per share - diluted	$(0.00)	$(0.41)	$(0.09)	$(0.55)

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

	Number of common shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interests	Total
Balance at May 31, 2020	240,132,635	$24	$1,366,736	$(5,434)	$(113,352)	$26,957	$1,274,931
Share issuance - legal settlement	1,389,884	—	7,018	—	—	—	7,018
Share issuance - options exercised	41,065	—	4	—	—	—	4
Share issuance - RSUs exercised	429,280	—	2,246	—	—	—	2,246
Share-based payments	—	—	1,233	—	—	—	1,233
Comprehensive income (loss) for the period	—	—	—	1,385	(34,343)	12,599	(20,359)
Balance at August 31, 2020	241,992,864	$24	$1,377,237	$(4,049)	$(147,695)	$39,556	$1,265,073
Share issuance - legal settlement	503,974	—	3,436	—	—	—	3,436
Share issuance - equity financing	14,610,496	2	103,594	—	—	—	103,596
Share issuance - SweetWater acquisition	8,232,810	1	69,189	—	—	—	69,190
Share issuance - options exercised	74,337	—	86	—	—	—	86
Share issuance - RSUs exercised	8,823	—	306	—	—	—	306
Share-based payments	—	—	1,017	—	—	—	1,017
Comprehensive income (loss) for the period	—	—	—	(910)	(99,900)	10,651	(90,159)
Balance at November 30, 2020	265,423,304	$27	$1,554,865	$(4,959)	$(247,595)	$50,207	$1,352,545

Balance at May 31, 2021	446,440,641	$46	$4,792,406	$152,668	$(486,050)	$6,243	$4,465,313
Third party contribution to Superhero Acquisition LP	—	—	—	—	—	52,995	52,995
Share issuance - options exercised	417,489	—	2,756	—	—	—	2,756
Share issuance - RSUs exercised	3,665,337	—	6,661	—	—	—	6,661
Share-based payments, net	—	—	(5,944)	—	—	—	(5,944)
Comprehensive income (loss) for the period	—	—	—	(101,421)	(41,649)	7,045	(136,025)
Balance at August 31, 2021	450,523,467	$46	$4,795,879	$51,247	$(527,699)	$66,283	$4,385,756
Share issuance - Superhero Acquisition LP	9,817,061	—	117,804	—	—	—	117,804
Share issuance - DDH note	2,677,596	—	28,560	—	—	(28,560)	—
Share issuance - options exercised	98,044	—	1,939	—	—	—	1,939
Share issuance - RSUs exercised	470,324	—	6,314	—	—	—	6,314
Share-based payments, net	215,901	—	4,051	—	—	—	4,051
Comprehensive income (loss) for the period	—	—	—	(41,652)	(201)	(1,022)	(42,875)
Balance at November 30, 2021	463,802,393	$46	$4,954,547	$9,595	$(527,900)	$36,701	$4,472,989

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the six months ended November 30,
	2021	2020
Cash used in operating activities:
Net loss	$(28,807)	$(110,993)
Adjustments for:
Deferred income tax recovery	(11,228)	(36,175)
Unrealized foreign exchange (gain) loss	(6,530)	6,648
Amortization	76,804	23,010
Loss on sale of capital assets	230	—
Inventory valuation write down	12,000	—
Other non-cash items	3,739	(134)
Stock-based compensation	17,670	8,339
Loss on long-term investments & equity investments	2,197	1,519
Loss (gain) on derivative instruments	(133,436)	70,342
Loss on contingent consideration	1,682	—
Transaction costs associated with business acquisitions	—	13,897
Change in non-cash working capital:
Accounts receivable	2,734	(28,570)
Prepaids and other current assets	(6,299)	(4,019)
Inventory	3,409	(18,352)
Accounts payable and accrued liabilities	(44,513)	20,827
Net cash used in operating activities	(110,348)	(53,662)
Cash used in investing activities:
Investment in capital and intangible assets	(23,856)	(29,863)
Proceeds from disposal of capital and intangible assets	8,264	6,607
Promissory notes advances	—	(2,419)
Repayment of notes receivable	—	4,032
Proceeds from disposal of long-term investments and equity investees	—	2,676
Net cash paid on business acquisitions	—	(275,603)
Net cash used in investing activities	(15,592)	(294,570)
Cash (used in) provided by financing activities:
Share capital issued, net of cash issuance costs	—	102,559
Proceeds (payment) from warrants and options exercised	(3,927)	90
Proceeds from long-term debt	—	1,881
Repayment of long-term debt	(20,779)	(2,210)
Repayment of lease liabilities	(3,360)	(71)
Increase in bank indebtedness	19	3,689
Net cash (used in) provided by financing activities	(28,047)	105,938
Effect of foreign exchange on cash and cash equivalents	(2,696)	29,853
Net decrease in cash and cash equivalents	(156,683)	(212,441)
Cash and cash equivalents, beginning of period	488,466	360,646
Cash and cash equivalents, end of period	$331,783	$148,205

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY, INC.

Notes to Consolidated Financial Statements

Note 1. Description of business

Tilray, Inc., and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, or “us”) is a leading global cannabis-lifestyle and consumer packaged goods company headquartered in New York, with operations in Canada, the United States, Europe, Australia, New Zealand and Latin America that is changing people’s lives for the better – one person at a time – by inspiring and empowering the worldwide community to live their very best life by providing them with products that meet the needs of their mind, body, and soul and invoke a sense of wellbeing. Tilray’s mission is to be the trusted partner for its patients and consumers by providing them with a cultivated experience and health and wellbeing through high-quality, differentiated brands and innovative products. A pioneer in cannabis research, cultivation and distribution, Tilray’s production platform supports over 20 brands in over 20 countries, including comprehensive cannabis offerings, hemp-based foods, and alcoholic beverages.

On April 30, 2021, Tilray acquired all of the issued and outstanding common shares of Aphria Inc. (“Aphria”), an international organization focused on building a global cannabis-lifestyle consumer packaged goods company in addition to its businesses in the marketing and manufacturing beverage alcohol products in the United States, and in the distribution of (non-Cannabis) pharmaceutical products in Germany and Argentina, pursuant to a plan of arrangement (the “Arrangement”) under the Business Corporations Act (Ontario).

Note 2. Basis of presentation and summary of significant accounting policies

The accompanying unaudited consolidated financial statements (the “financial statements”) reflect the accounts of the Company. The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2021 (the “Annual Financial Statements”). These financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s balance sheet in these interim financial statements was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

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

As a result of the April 30, 2021 business combination with Aphria, the reported results do not include the results of operations of Tilray and its subsidiaries on and prior to April 30, 2021, in accordance with the accounting treatment applicable to the Arrangement. Accordingly, comparisons between the Company's results for the three and six months ended November 30, 2021 and prior periods may not be meaningful.

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

On August 13, 2021, the Company and other unrelated persons formed Superhero Acquisition L.P., a Delaware limited partnership (“SH Acquisition”), for the purpose of acquiring certain senior secured convertible notes in the principal amount of approximately $165.8 million (the “MM Notes”) originally issued by MedMen Enterprises Inc. (“MedMen”) together with certain associated warrants (the “MM Warrants”) to acquire Class B subordinate voting shares of Medmen (the “MedMen Shares”) from certain funds affiliated with Gotham Green Partners (the “MM Transaction”).  The MM Notes mature on August 17, 2028.  On August 17, 2021, SH Acquisition completed the MM Transaction and issued 9,817,061 shares of its common stock  as partial consideration for the MM Transaction. The balance of the consideration for the MM Transaction was paid in cash by the other unrelated investors of SH Acquisition.

In connection with its issuance of 9,817,061 shares of its common stock, the Company’s received an interest in SH Acquisition equal to approximately 68% of the interests in SH Acquisition and, therefore, indirectly acquired a right to 68% of the MM Notes and related MM Warrants, which were convertible into approximately 21% of the MedMen Shares outstanding (if such MM Notes and MM Warrants were converted and exercised upon closing the MM Transaction). In addition, interest on the principal amount of the MM Notes shall accrue at an interest rate of LIBOR plus 6%, with a LIBOR floor of 2.5% and, any accrued interest shall be pay-in-kind at a price equal to the trailing 30-day volume weighted average price of the MedMen Shares, as and when such pay-in-kind interest becomes due and payable.  SH Acquisition was also granted “top-up” rights enabling it (and its limited partners) to maintain its percentage ownership (on an “as-converted” basis) in the event that MedMen issues equity securities upon conversion of convertible securities that may be issued by MedMen.  Tilray’s ability to convert the Notes and exercise the Warrants is dependent upon U.S. federal legalization of cannabis (a “Triggering Event”) or Tilray’s waiver of such requirement as well as any additional regulatory approvals.

Under the SH Acquisition partnership agreement, certain material events described therein require the approval of the Company, and, upon a Triggering Event, the Company has the ability to appoint two of the three members of the board of directors of the general partner of SH Acquisition. As a result, we consolidated SH Acquisition as a subsidiary of Tilray beginning on August 17, 2021.  Additional information about the MM Transaction is included in Note 7 Long-term investments.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Subtopic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. ASU 2021-08 is effective for the Company beginning June 1, 2023. This update should be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

New accounting pronouncements recently adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The standard is effective for annual reporting periods beginning after December 15, 2020 and including interim periods within those fiscal years.  The Company adopted the ASU beginning June 1, 2021 and the adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

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

Note 3. Inventory

Inventory consisted of the following:

	November 30, 2021	May 31, 2021
Plants	$19,935	$23,083
Dried cannabis	115,970	118,269
Cannabis trim	3,725	2,931
Cannabis derivatives	28,215	24,158
Cannabis vapes	3,193	3,791
Packaging and other inventory items	22,768	31,462
Wellness inventory	12,412	15,171
Beverage alcohol inventory	4,792	5,402
Distribution inventory	22,010	32,162
Total	$233,020	$256,429

During the three and six months ended November 30, 2021, the Company recorded $12,000 and $12,000 in our cannabis segment of charges related to inventory write downs as a component of cost of goods sold (November 30, 2020-$0 and $0).

Note 4. Capital assets

Capital assets consisted of the following:

	November 30, 2021	May 31, 2021
Land	$26,779	$28,549
Production facility	411,611	346,510
Equipment	236,239	215,408
Leasehold improvement	7,444	17,059
ROU-assets under finance lease	34,798	34,726
Construction in progress	14,949	85,322
	$731,820	$727,574
Less: accumulated amortization	(127,571)	(76,876)
Total	$604,249	$650,698

Note 5. Intangible Assets

Intangible assets consisted of the following items:

							Intellectual
	Customer						property,
	relationships		Licenses,		Non-		trademarks,		Total
	& distribution		permits &		compete		know how		intangible
	channel		applications		agreements		& brands		assets
Cost
At May 31, 2021	$239,810		414,930		12,453		990,917		$1,658,110
Additions	—		182		—		856		1,038
Effect of foreign exchange	(9,300)		(17,346)		(659)		(51,738)		(79,043)
At August 31, 2021	$230,510		397,766		11,794		940,035		$1,580,105
Additions	—		26		—		97		123
Effect of foreign exchange	(6,240)		(11,776)		—		(10,099)		(28,115)
At November 30, 2021	$224,270		386,016		11,794		930,033		$1,552,113
Accumulated amortization
At May 31, 2021	$18,302		1,167		4,299		28,424		$52,192
Amortization	9,466		116		833		14,684		25,099
At August 31, 2021	$27,768		1,283		5,132		43,108		$77,291
Amortization	10,904		122		1,188		12,593		24,807
At November 30, 2021	$38,672		1,405		6,320		55,701		$102,098
Net book value at May 31, 2021	$221,508	0	$413,763	0	$8,154	0	$962,493	0	$1,605,918
Net book value at August 31, 2021	$202,742		$396,483		$6,662		$896,927		$1,502,814
Net book value at November 30, 2021	$185,598	0	$384,611	0	$5,474	0	$874,332	0	$1,450,015

As of November 30, 2021, included in Licenses, permits & applications is $383,445 of indefinite-lived intangible assets (May 31, 2021 - $412,000).

Expected future amortization expense for intangible assets as of November 30, 2021 are as follows:

Amortization
2022 (remaining six months)	$35,746
2023	63,770
2024	57,094
2025	56,091
2026	56,091
Thereafter	797,778
Total	$1,066,570

Note 6. Goodwill

The following table shows the carrying amount of goodwill:

		November 30,	May 31,
	Segment	2021	2021
Broken Coast Cannabis Ltd.	Cannabis business	$105,963	$105,963
Nuuvera Corp.	Cannabis business	273,606	273,606
LATAM Holdings Inc.	Cannabis business	63,239	63,239
CC Pharma GmbH	Distribution business	4,458	4,458
SweetWater	Beverage alcohol business	100,202	100,202
Tilray-provisional	Cannabis business	2,155,471	2,144,143
Tilray-provisional	Wellness business	77,470	77,470
Effect of foreign exchange		33,754	63,713
Total		$2,814,163	$2,832,794

Pursuant to the Arrangement, as described in Note 1, the Company is within the measurement period of the business acquisition. As of November 30, 2021, the fair values of assets and liabilities acquired have been prepared on a provisional basis and are subject to further adjustments as the Company completes its analysis. The Company will finalize the amounts recognized by April 30, 2022. The fair value adjustments made during the three and six months ended November 30, 2021 are not significant and are reflected in the table below:

	November 30,	May 31,
	2021	2021
Assets
Cash and cash equivalents	$375,673	$375,673
Accounts receivable	28,054	28,054
Inventory	68,547	76,547
Prepaids and other current assets	2,960	8,960
Capital assets	136,637	136,637
Right-of-use assets, operating leases	12,606	12,606
Definite-lived intangible assets (estimated useful life)
Distribution channel (15 years)	404,000	404,000
Customer relationships (15 years)	59,000	59,000
Know how (5 years)	115,000	115,000
Brands (10 to 25 years)	301,000	301,000
Indefinite-lived intangible assets
Licenses	200,000	200,000
Goodwill-provisional	2,232,941	2,221,613
Other assets	22,879	22,879
Total assets	3,959,297	3,961,969
Liabilities
Accounts payable	62,292	62,292
Accrued expenses and other current liabilities	85,120	85,120
Accrued lease obligations	21,962	21,962
Warrant liability	79,402	79,402
Deferred tax liability	233,719	236,391
Convertible notes	267,862	267,862
Other liabilities	4,034	4,034
Total liabilities	754,391	757,063
Net assets acquired	$3,204,906	$3,204,906

Note 7. Long term investments

Long term investments consisted of the following:

	November 30, 2021	May 31, 2021
Debt securities classified under available-for-sale method	$154,442	$—
Equity investments measured at fair value level 1	5,918	9,251
Equity investments measured at fair value level 2	2,384	2,934
Equity investments under measurement alternative	5,500	5,500
Total investments in debt and equity securities	$168,244	$17,685

As of November 30, 2021, the Company’s debt securities under available-for-sale method include the MM Notes, described in Note 2 Basis of presentation and summary of significant accounting policies. Interest on the principal amount of the MM Notes shall accrue at an interest rate of LIBOR plus 6%, with a LIBOR floor of 2.5% and, any accrued interest shall be pay-in-kind at a price equal to the trailing 30-day volume weighted average price of the MedMen Shares, as and when such pay-in-kind interest becomes due and payable. The MM Notes, which mature in 2028, are indirectly held by the Company through its majority-owned subsidiary, SH Acquisition.  The Company has the ability, in its sole discretion, to transfer its partnership interest in SH Acquisition and/or the pro rata portion of the MM Notes and the corresponding portion of accrued and unpaid pay-in-kind interest, and/or cause the redemption of the partnership interest and/or the pro rata portion of the MM Notes held by the minority interest in SH Acquisition at any time. The total unrealized loss of $16,357 in accumulated other comprehensive income at November 30, 2021 relates to the long-term available-for-sale debt securities. The Company’s allowance for credit losses on debt securities classified as available-for-sale is $0 at November 30, 2021 and no related credit loss expenses were recorded during the three and six months ended November 30, 2021. Comparisons are not provided for the comparable prior year periods given the MM Transaction did not close until August 17, 2021.

The Company values debt securities under available-for-sale method using the Black-Scholes model (Level 3) with the following weighted-average assumptions:

Expected term	0.4 to 6.7 years
Expected volatility	70%
Effective interest rate	20.4%
Expected dividend yield	0.0%
Probability of conversion	0% to 60%
Strike price	$0.15 to $4.29
Fair value of common stock	$0.22

The Company’s equity investments at fair value consist of publicly traded shares and warrants held by the Company, including certain warrants acquired with the MM Notes and exercisable for equity securities of MedMen’s Class B subordinate voting shares. The Company’s equity investment under measurement alternative includes equity investments without readily determinable fair values.

Unrealized gains and losses recognized in non-operating income (expense) during the three and six months ended November 30, 2021 on equity investments still held at November 30, 2021 are a loss of $1,806 and a loss of $3,883 (2020 – loss of $399 and loss of $1,326). There were no impairments or adjustments to equity investments under the measurement alternative for the three and six months ended November 30, 2021 and November 30, 2020.

Note 8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	November 30,	May 31,
	2021	2021
Trade payables	$64,980	$57,706
Accrued liabilities	62,915	112,594
Accrued payroll and employment related taxes	18,403	19,390
Income taxes payable	14,957	14,764
Accrued interest	6,764	148
Other accruals	281	8,211
Total	$168,300	$212,813

Note 9. Bank indebtedness

The Company has an operating line of credit in the amount of C$1,000 which bears interest at the lender’s prime rate plus 75 basis points. As of November 30, 2021, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on that certain real property at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has three operating lines of credit for €8,000, €3,500, and €500 each, which bear interest at Euro Over Night Index Average plus 1.79% and Euro Interbank Offered Rate plus 3.682% respectively. As of November 30, 2021, a total of €7,353 ($8,264) was drawn down from the available credit of €12,000. The operating lines of credit are secured by a security interest in on the inventory held by CC Pharma GmbH.

Four Twenty Corporation (“420”), a subsidiary of the Company, has a revolving credit facility of $20,000 which bears interest at EURIBOR plus an applicable margin. As of November 30, 2021, the Company has not drawn any amount on the revolving line of credit. The revolving credit facility is secured by all of 420 and SweetWater’s assets and includes a corporate guarantee by a subsidiary of the Company.

Note 10. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	November 30,	May 31,
	2021	2021
Credit facility - C$80,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2022	$56,160	$62,964
Term loan - C$25,000 - Canadian 5-year bond interest rate plus 2.73% with a minimum 4.50%, 5-year term, with a 15-year amortization, repayable in blended monthly payments, due in July 2023	13,015	14,335
Term loan - C$25,000 - 3.95%, compounded monthly, 5-year term with a 15-year amortization, repayable in equal monthly instalments of $188 including interest, due in April 2022	15,446	17,117
Term loan - C$1,250 - 3.85%, 5-year term, with a 10-year amortization, repayable in equal monthly instalments of $13 including interest, due in August 2026	505	587
Mortgage payable - C$3,750 - 3.85%, 5-year term, with a 20-year amortization, repayable in equal monthly instalments of $23 including interest, due in August 2026	2,354	2,562
Vendor take-back mortgage - C$2,850 - 6.75%, 5-year term, repayable in equal monthly instalments of $56 including interest, due in June 2021	—	92
Term loan ‐ €5,000 ‐ Euro Interbank Offered Rate plus 1.79%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	2,543	3,356
Term loan ‐ €5,000 ‐ Euro Interbank Offered Rate plus 2.68%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	2,543	3,356
Term loan ‐ €1,500 ‐ Euro Interbank Offered Rate plus 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in April 2025	1,491	1,831
Term loan ‐ €1,500 ‐ Euro Interbank Offered Rate plus 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in June 2025	1,589	1,831
Term loan - $100,000 - EUROBIR rate plus an applicable margin, 3-year term, repayable in quarterly instalments beginning March 31, 2021 of $7,500 in its first twelve months and $10,000 in each of the next two years, due in March 2024	89,375	98,138
Carrying amount of long-term debt	185,021	206,169
Unamortized financing fees	(1,692)	(2,061)
Net carrying amount	183,329	204,108
Less principal portion included in current liabilities	(31,510)	(36,622)
Total noncurrent portion of long-term debt	$151,819	$167,486

As of November 30, 2021, the Company was in compliance with all the long-term debt covenants.

Note 11. Convertible debentures

The following table sets forth the net carrying amount of the convertible debentures:

	November 30,	May 31,
	2021	2021
5.25% Convertible Notes ("APHA 24")	$284,724	$399,444
5.00% Convertible Notes ("TLRY 23")	270,130	268,180
Total	$554,854	$667,624

APHA 24

	November 30,	May 31,
	2021	2021
5.25% Contractual debenture	$350,000	$350,000
Debt settlement	(90,760)	(90,760)
Fair value adjustment	25,484	140,204
Net carrying amount of APHA 24	$284,724	$399,444

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

The Company estimated the fair value of the APHA 24 convertible debenture at November 30, 2021 at $1,098  per convertible debenture using the Black-Scholes model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	1.43%
Expected volatility	70%
Expected term	2.5 years
Expected dividend yield	0.0%

Expected volatility is based on the historical volatility of the Company's common stock.

TLRY 23

	November 30,	May 31,
	2021	2021
5.00% Contractual debenture	$277,856	$277,856
Unamortized discount	(7,726)	(9,676)
Net carrying amount of TLRY 23	$270,130	$268,180

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

Note 12. Warrant liability

Warrants outstanding at November 30, 2021:

			Balance			Balance
	Classification	Exercise Price	May 31, 2021	Issued	Exercised/Expired	November 30, 2021
Expiration date – September 26, 2021	Equity	3.08	166,000	—	(166,000)	—
Expiration date – January 30, 2022	Equity	9.08	5,828,651	—	—	5,828,651
Expiration date – March 17, 2025	Liability	5.95	6,209,000	—	—	6,209,000
			12,203,651	—	(166,000)	12,037,651

	November 30, 2021		November 30, 2020
		Weighted		Weighted
	Number of	average	Number of	average
	warrants	price	warrants	price
Outstanding, opening	12,203,651	$7.41	5,994,651	$8.91
Exercised during the period	—	—	—	—
Issued during the period	—	—	—	—
Cancelled during the period	—	—	—	—
Expired during the period	(166,000)	$3.08	—	—
Outstanding, ending	12,037,651	$7.47	5,994,651	$8.91

The Company estimated the fair value of the Warrant liability at November 30, 2021 at $6.51 per warrant using the Black-Scholes pricing model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	1.40%
Expected volatility	70%
Expected term	3.80 years
Expected dividend yield	0.0%
Strike price	$5.95
Fair value of common stock	$10.12

Note 13. Stock-based compensation

The Company operates stock-based compensation plans as disclosed in our Annual Report. For the three and six months ended November 30, 2021, the total stock-based compensation was $8,253 and $17,670 (2020 - $5,489 and $8,339).

During the three and six months ended November 30, 2021, the Company did not grant any further stock options or RSUs out of Aphria’s predecessor plan. The Company's total stock-based compensation expense recognized is as follows:

	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020
Stock options	$1,939	$879	$4,695	$2,250
RSUs	6,314	4,610	12,975	6,089
Total	$8,253	$5,489	$17,670	$8,339

For the three and six months ended November 30, 2021, the Company granted 69,508 and 1,414,666 performance-based RSUs, with none vesting in the period (2020 – none and none). During the three and six months ended November 30, 2021, the Company accelerated the vesting of none and 679,000 RSUs to fully vested (2020 – none and none)

Note 14. Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss includes the following components:

	Foreign currency translation gain (loss)	Unrealized loss on convertible notes receivables	Unrealized loss on available-for-sale debt securities	Less non-controlling interests	Total
Balance May 31, 2021	$156,417	$(3,749)	$—	$—	$152,668
Other comprehensive loss	(100,772)	(649)	—	—	(101,421)
Balance August 31, 2021	$55,645	$(4,398)	$—	$—	$51,247
Other comprehensive loss	(32,367)	52	(16,357)	7,020	(41,652)
Balance November 30, 2021	$23,278	$(4,346)	$(16,357)	$7,020	$9,595

Note 15. Non-controlling interests

The following tables summarize the information relating to the Company’s subsidiaries, Superhero LP, CC Pharma Nordic ApS, Aphria Diamond, and ColCanna S.A.S. before intercompany eliminations. During the three and six months ended November 30, 2021, the Company made contributions to Superhero LP of $0 and $117,804 in the form of Tilray Class 2 common shares, the Company paid dividends of C$70,000 and C$70,000 (USD$56,630) to the shareholders of Aphria Diamond (“DDH note”), with the portion allocated to the non-controlling partner settled via issuance of Tilray Class 2 common shares. There were no other contributions or distributions during the period.

Non-controlling interests as of November 30, 2021:

	Superhero	CC Pharma	Aphria	ColCanna	November 30,
	LP	Nordic ApS	Diamond	S.A.S.	2021
Current assets	$—	$629	$82,882	$359	$83,870
Non-current assets	154,442	134	156,004	141,952	452,532
Current liabilities	—	(709)	(133,360)	(6,639)	(140,708)
Non-current liabilities	—	(410)	(62,853)	(16)	(63,279)
Net assets	$154,442	$(356)	$42,673	$135,656	$332,415

Non-controlling interests as of May 31, 2021:

	CC Pharma	Aphria	ColCanna	May 31,
	Nordic ApS	Diamond	S.A.S.	2021
Current assets	$919	$19,531	$315	$20,765
Non-current assets	103	153,696	146,587	300,386
Current liabilities	(956)	(28,511)	(62)	(29,529)
Non-current liabilities	(406)	(69,332)	(6,606)	(76,344)
Net assets	$(340)	$75,384	$140,234	$215,278

Non-controlling interests for the six months ended November 30, 2021:

	Superhero	CC Pharma	Aphria	ColCanna	November 30,
	LP	Nordic ApS	Diamond	S.A.S.	2021
Revenue	$—	$136	$53,101	$—	$53,237
Total expenses	—	178	26,367	458	27,003
Net (loss) income	—	(42)	26,734	(458)	26,234
Other comprehensive (loss) income	(16,357)	26	(2,817)	(4,120)	(23,268)
Net comprehensive income	$(16,357)	$(16)	$23,917	$(4,578)	$2,966
Non-controlling interest %	32%	25%	49%	10%	NA
Net comprehensive (loss) income	$(5,234)	$(4)	$11,719	$(458)	$6,023

Non-controlling interests for the six months ended November 30, 2020:

	CC Pharma	Aphria	ColCanna	November 30,
	Nordic ApS	Diamond	S.A.S.	2020
Revenue	$368	$79,515	$—	$79,883
Total expenses	703	31,791	500	32,994
Net (loss) income	(335)	47,724	(500)	46,889
Other comprehensive (loss) income	—	—	—	—
Net comprehensive income	$(335)	$47,724	$(500)	$46,889
Non-controlling interest %	25%	49%	10%	NA
Net comprehensive (loss) income	$(85)	$23,385	$(50)	$23,250

Note 16. Income Taxes

The determination of the Company’s overall effective tax rate requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. The effective tax rate reflects the income earned and taxed in various United States federal, state, and foreign jurisdictions. Tax law changes, increases and decreases in temporary and permanent differences between book and tax items, valuation allowances against the deferred tax assets, stock-based compensation, and the Company’s change in income in each jurisdiction all affect the overall effective tax rate. It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company reported income tax benefit of $(5,671) and $(909) for the three and six months ended November 30, 2021 and income tax benefit of $(14,192) and $(20,017) for the three and six months ended November 30, 2020. The income tax expense (benefit) in the current period varies from the US statutory income tax rate and prior period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 17. Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt (refer to Note 10 Long-term debt), convertible notes (refer to Note 11 Convertible Debentures), material purchase commitments and construction commitments as follows:

	Total	2022 (remaining six months)	2023	2024	2025	2026	Thereafter
Long-term debt repayment	$185,021	$34,201	$75,242	$72,045	$1,602	$990	$941
Convertible notes, principal and interest	599,090	13,756	27,512	298,422	259,400	—	—
Material purchase obligations	28,951	12,024	14,741	1,101	407	254	424
Construction commitments	3,534	3,534	—	—	—	—	—
Total	$816,596	$63,515	$117,495	$371,568	$261,409	$1,244	$1,365

Effective November 10, 2021, the Company entered into a termination and settlement agreement with ABG Intermediate Holdings 2, LLC (“ABG”) and certain of its affiliates.  Pursuant to this settlement agreement, the Company terminated $6,600 in remaining guaranteed royalty payments owed to ABG in exchange for the payment of $3,925 as a termination fee. The termination fee was comprised of a $1,500 cash payment plus the issuance of 215,901 Class 2 common shares.

The following table presents the future undiscounted payment associated with lease liabilities as of November 30, 2021:

	Operating	Finance
	leases	leases
2022 (remaining six months)	2,071	1,114
2023	3,845	7,026
2024	3,236	2,061
2025	2,681	2,122
2026	2,898	2,186
Thereafter	7,242	39,586
Total minimum lease payments	$21,973	$54,095
Imputed interest	(4,240)	(18,975)
Obligations recognized	$17,733	$35,120

Legal proceedings

The Company is and may be a defendant in lawsuits from time to time in the normal course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believes the reasonably possible losses of such matters, individually and in the aggregate, are not material. Additionally, the Company believes the probable final outcome of such matters will not have a material adverse effect on the Company’s consolidated results of operations, financial position, cash flows or liquidity.

Note 18. Net revenue

The Company reports its net revenue in four reporting segments: cannabis, distribution, beverage alcohol and wellness, in accordance with ASC 280 Segment Reporting. The Company generates revenues from these segments through contracts and purchase orders with customers, each with a single performance obligation, being the sale of products.

Net revenue is comprised of:

	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020
Cannabis revenue	$73,429	$70,155	$163,362	$137,275
Cannabis excise taxes	(14,654)	(15,389)	(34,138)	(31,307)
Net cannabis revenue	58,775	54,766	129,224	105,968
Beverage alcohol revenue	14,544	754	31,027	754
Beverage alcohol excise taxes	(837)	(44)	(1,859)	(44)
Net beverage alcohol revenue	13,707	710	29,168	710
Distribution revenue	68,869	73,983	136,055	140,271
Wellness revenue	13,802	—	28,729	—
Total	$155,153	$129,459	$323,176	$246,949

Note 19. Cost of goods sold

Cost of goods sold is comprised of:

	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020
Cannabis costs	$45,259	$29,632	$85,450	$55,407
Beverage alcohol costs	5,921	281	12,583	281
Distribution costs	61,237	64,263	120,527	121,033
Wellness costs	9,970	—	20,895	—
Total	$122,387	$94,176	$239,455	$176,721

Note 20. General and administrative expenses

General and administrative expenses are comprised of:

	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020
Executive compensation	$2,237	$2,711	$5,327	$4,961
Office and general	5,206	4,418	17,973	8,839
Salaries and wages	8,149	8,821	23,460	18,164
Stock-based compensation	8,253	5,489	17,670	8,339
Insurance	4,995	2,904	9,626	6,110
Professional fees	3,355	3,171	6,068	6,106
Travel and accommodation	982	525	1,774	1,252
Rent	292	234	1,058	474
Total	$33,469	$28,273	$82,956	$54,245

Note 21. Non-operating income (expense)

Non-operating income (expense) is comprised of:

	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020
Change in fair value of convertible debenture	$56,353	$(70,683)	$95,723	$(70,343)
Change in fair value of warrant liability	20,178	—	37,713	—
Foreign exchange loss	(10,180)	(3,371)	(15,904)	(19,702)
Loss on long-term investments	(1,833)	(399)	(3,508)	(1,519)
Gain from equity investees	—	—	1,356	—
Other non-operating (losses) gains, net	232	1,804	(1,770)	5,556
Total	$64,750	$(72,649)	$113,610	$(86,008)

Note 22.	Fair value measurements

Financial instruments

The Company has classified its financial instruments as described in Note 3 Significant accounting policies in our Annual Report.

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

At November 30, 2021 the Company’s long-term debt of $18,305 (May 31, 2021 - $20,358) is subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for Government of Canada securities of similar duration. In each period thereafter, the incremental premium is held constant while the Government of Canada security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2021 and May 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				November 30,
	Level 1	Level 2	Level 3	2021
Financial assets
Cash and cash equivalents	$331,783	$—	$—	$331,783
Convertible notes receivable	—	1,560	—	1,560
Equity investments measured at fair value	5,918	2,384	—	8,302
Debt securities classified under available-for-sale method	—	—	154,442	154,442
Financial liabilities
Warrant liability	—	—	40,455	40,455
Contingent consideration	—	—	62,339	62,339
APHA 24 Convertible debenture	—	—	284,724	284,724
Total recurring fair value measurements	$337,701	$3,944	$541,960	$883,605

				May 31,
	Level 1	Level 2	Level 3	2021
Financial assets
Cash and cash equivalents	$488,466	—	—	$488,466
Convertible notes receivable	—	2,485	—	2,485
Equity investments measured at fair value	9,251	2,934	—	12,185
Debt securities classified under available-for-sale method	—	—	—	—
Financial liabilities
Warrant liability	—	—	78,168	78,168
Contingent consideration	—	—	60,657	60,657
APHA 24 Convertible debenture	—	—	399,444	399,444
Total recurring fair value measurements	$497,717	$5,419	$538,269	$1,041,405

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, debt securities classified as available-for-sale, acquisition-related contingent consideration, and warrant liability.

Convertible notes receivable, and equity investments recorded at fair value. The estimated fair value is determined using quoted market prices, broker or dealer quotations or discounted cash flows and is classified as Level 2. Certain equity investments recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1.

Debt securities classified as available-for sale are recorded at fair value. The estimated fair value is determined using the Black-Scholes option pricing model and is classified as Level 3. The Company classified these securities as level 2 in the period of acquisition, when the valuation was determined to reflect the recent market transaction.

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

The contingent consideration from the acquisition of SweetWater, first due in December 2023 and payable in cash, is determined by discounting future expected cash outflows at a discount rate of 5%. The inputs into the future expected cash outflows are classified as Level 3.

The APHA 24 Convertible debentures are recorded at fair value. The estimated fair value is determined using the Black-Scholes option pricing model and is classified as Level 3.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

	APHA 24			Debt
	Convertible	Warrant	Contingent	Securities
	Debt	Liability	Consideration	AFS	Total
Balance, May 31, 2021	(399,444)	(78,168)	(60,657)	—	(538,269)
Additions	—	—	—	170,799	170,799
Disposals	—	—	—	—	—
Unrealized gain (loss) on fair value	114,720	37,713	(1,682)	(16,357)	134,394
Balance, November 30, 2021	$(284,724)	$(40,455)	$(62,339)	$154,442	$(233,076)

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in non-operating income (loss) using the following inputs:

Financial asset / financial liability	Valuation technique	Significant unobservable input	Inputs
APHA Convertible debentures	Black-Scholes	Volatility, expected life	70% 2.5 years
Warrant liability	Black-Scholes	Volatility, expected life	70% 3.8 years
Contingent consideration	Discounted cash flows	Discount rate, achievement	5% 100%
Debt securities classified under available-for-sale method	Black-Scholes	Interest rate, conversion	20% 0% to 60%

Items measured at fair value on a non-recurring basis

The Company's prepaids and other current assets, long lived assets, including property and equipment, goodwill and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There have been no changes to the Company’s capital management approach in the period. The Company considers its cash and cash equivalents and marketable securities as capital.
Note 23.	Segment reporting

The Company operates in four reporting segments. 1) cannabis operations, which encompasses the production, distribution and sale of both medical and adult-use cannabis, 2) beverage alcohol operations, which encompasses the production, marketing and sale of beverage alcohol products, 3) distribution operations, which encompasses the purchase and resale of pharmaceuticals products to customers, and 4) wellness products, which encompasses hemp foods and cannabidiol (“CBD”) products. This structure is in line with how our Chief Operating Decision Maker (“CODM”) assesses our performance and allocates resources.

Operating segments have not been aggregated and no asset information is provided for the segments because the Company’s CODM does not receive asset information by segment on a regular basis. While the Company reported “business under development” as a fifth segment in its previous Annual Report, management determined that this no longer met the definition of a reporting segment.

Segment net revenue from external customers:

	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020
Cannabis business	$58,775	$54,766	$129,224	$105,968
Distribution business	68,869	73,983	136,055	140,271
Beverage alcohol business	13,707	710	29,168	710
Wellness business	13,802	—	28,729	—
Total	$155,153	$129,459	$323,176	$246,949

Segment gross profit from external customers:

	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020
Cannabis business	$13,516	$25,134	$43,774	$50,561
Distribution business	7,632	9,720	15,528	19,238
Beverage alcohol business	7,786	429	16,585	429
Wellness business	3,832	—	7,834	—
Total	$32,766	$35,283	$83,721	$70,228

Channels of Cannabis revenue were as follows:

	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020
Revenue from Canadian medical cannabis products	$7,929	$6,260	$16,303	$12,640
Revenue from Canadian adult-use cannabis products	49,535	58,175	119,128	115,123
Revenue from wholesale cannabis products	2,259	1,440	3,959	5,232
Revenue from international cannabis products	13,706	4,280	23,972	4,280
Less excise taxes	(14,654)	(15,389)	(34,138)	(31,307)
Total	$58,775	$54,766	$129,224	$105,968

Geographic net revenue:

	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020
North America	$72,443	$54,475	$162,986	$105,667
EMEA	74,916	73,714	150,925	138,791
Rest of World	7,794	1,270	9,265	2,491
Total	$155,153	$129,459	$323,176	$246,949

Geographic capital assets:

	November 30, 2021	May 31, 2021
North America	$467,646	$504,575
EMEA	132,666	140,838
Rest of World	3,937	5,285
Total	$604,249	$650,698

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the three and six months ended November 30, 2021 and 2020, there were no major customers representing greater than 10% of our annual revenues.
Note 24.	Subsequent Events

On December 1, 2021, the Company acquired all the membership interests in Cheese Grits, LLC, a Georgia limited liability company that owns the SweetWater Brewing Company brewery and taproom in Atlanta, Georgia (the “SW Acquisition”), which facility was previously leased to the Company. As consideration for the SW Acquisition, the Company paid a purchase price at closing equal to $30,665, which purchase price was satisfied through the assumption of outstanding debt as well as the issuance of 843,687 shares of Tilray’s Class 2 common stock with a fair value of $8,741. On December 17, 2021, the Company issued an additional 82,224 Class 2 common shares with a fair value at issuance of $776 to satisfy its contractual obligations under the SW Acquisition.

On December 7, 2021, the Company acquired all the membership interests in of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery), a Colorado limited liability company and a leading distilled spirits brand located in Breckenridge, Colorado, widely known for its award-winning bourbon whiskey collection and innovative craft spirits portfolio (the “Breckenridge Acquisition”). As consideration for the Breckenridge Acquisition, the Company paid a purchase price in an aggregate amount equal to $102,900, which purchase price was satisfied through the issuance of 11,245,511 shares of Tilray’s Class 2 common shares.

On December 7, 2021, the Company entered into the Second Amendment to Credit Agreement (the “Amendment”) with the Bank of Montreal (as amended, the “Credit Agreement”). The Amendment reduced our total outstanding long-term debt under the Credit Agreement to $79,375 and increased our current line of credit to $30,000. On December 7, 2021, the Company drew $10,000 borrowed on the line of credit.

On December 17, 2021, the Company acquired certain assets from WC IPA LLC, consisting of certain intellectual property, inventory and other assets relating to the Alpine and Green Flash brands (the “Alpine Acquisition”). As consideration for the Alpine Acquisition, the Company paid a purchase price in an aggregate amount equal to $5,133, which purchase price was satisfied through the payment of cash and the issuance of 366,308 shares of Tilray’s Class 2 common shares with a fair value of $3,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended November 30, 2021 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

Company Overview

We are a leading global cannabis-lifestyle and consumer packaged goods company headquartered in New York, New York with the largest global geographic footprint in the industry; including operations in Canada, the United States, Europe, Australia, New Zealand and Latin America that is changing people’s lives for the better – one person at a time – by inspiring and empowering the worldwide community to live their very best life by providing them with products that meet the needs of their mind, body, and soul and invoke a sense of wellbeing. Tilray’s mission is to be the trusted partner for its patients and consumers by providing them with a cultivated experience and health and wellbeing through high-quality, differentiated brands and innovative products.

In the pursuit of our strategic vision and mission, we continue to leverage our scale, expertise and capabilities to drive brand awareness and market share in Canada, Europe, the United States and the rest of world, achieve industry-leading, profitable growth and build sustainable, long-term stockholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities, including in consumer and patient insights, drive category management leadership and assess growth opportunities with the introduction of innovative new products and the entry into new markets.  In addition, we are relentlessly focused on managing our cost of goods and expenses in order to maintain our strong financial position and expand our profit margins.

On April 30, 2021, upon consummation of the arrangement with Aphria Inc. (“Aphria”) pursuant to a plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”), Aphria stockholders and Tilray stockholders owned approximately 61.2% and 38.8%, respectively, of the post-closing outstanding Tilray common stock resulting in the reverse acquisition of Tilray, whereby Tilray is the legal acquirer and Aphria is the acquirer for accounting purposes. Accordingly, as reported in our Annual Report and in this Form 10-Q, the assets and liabilities of Aphria are presented at their historical carrying values and the assets and liabilities of Tilray are recognized on the effective date of the business combination transaction and measured at fair value. The operating results for the comparable period, the three and six months ended November 30, 2020, are of those of Aphria. In conjunction with the reverse acquisition, the Company elected to adopt Aphria’s fiscal year of June 1 to May 31.

Prior to the completion of the Arrangement, our condensed consolidated financial statements were presented under International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board and in Canadian Dollars (C$).  All prior periods have been recast and are shown in this Form 10-Q under GAAP and in United States Dollars ($).

Trends and Other Factors Affecting Our Business

Market Dynamics.

Our cannabis business reporting segment operates in an industry that is still in its early stages of development. In Canada, the industry celebrated its third year of adult-use legalization in October 2021. As the industry continues to mature, there are a number of new entrants into the industry, which has led to increased competition.   This competitive environment in the Canadian cannabis industry subjects us to the risk of loss of market share, price discounting by competitors, and to the challenge of acquiring new customers amidst the evolving market changes. The number of licenses granted, and the number of licensed producers ultimately authorized by Health Canada could have an adverse impact on our ability to compete for market share in Canada.  During the three months ended November 30, 2021, we maintained our market leadership within Canada but experienced a decline in market share percent to 12.8% from the 15.7% market share we maintained at May 31, 2021. Prior to the end of our fiscal second quarter, the Company was primarily focused on margin maintenance in Canada. With the current market dynamics and the Company’s cost advantages, the Company adjusted its focus to be more price competitive in the value, mainstream and premium plus market categories, particularly, in vape and pre-rolled products. Management continues to explore key partnerships and acquisitions as a strategy to maintain and expand our market share position.

The cannabis industry in Europe is also in its early stages of development whereby countries within Europe are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to broadly legalize adult-use cannabis (Germany, Portugal, Luxembourg and Malta), some are engaging in an experiment for adult-use (Netherlands, Switzerland) and some are debating regulations for cannabinoid-based medicine (France, Spain, Italy, and the United Kingdom).  In Europe, we believe that, despite continuing COVID-19 pressure, cannabis legalization (both medicinal and adult-use) will continue to gain traction, especially following actions of the Maltese and German governments. We also continue to believe that Tilray remains uniquely positioned to win in these markets with its infrastructure being the only company with EU-GMP cultivation facilities in two countries within Europe and our demonstrated commitment to the consistency, quality and safety of our products.  Today, Germany remains the largest medical cannabis market in Europe.  We are the market leader in medical cannabis within Germany with a market share of approximately 19.7% with our dried flower, extracts and Dronabinol products.

The following is a summary of the state of cannabis legalization within Europe:

Germany. The new coalition government led by chancellor Olaf Schulz declared its intention to legalize adult-use cannabis use, which aims to regulate the sale of adult-use cannabis.

Malta. In December 2021, Malta now allows its citizens to grow up to six plants at home, possess up to seven grams for personal use, establish a dedicated government authority, and allows the creation of social cannabis clubs. Although commercial sales are still forbidden, such achievement marks an important cornerstone for the cannabis industry in Europe.

Luxemburg. The government stated intentions to legalize adult-use cannabis in October 2021, thereby allowing cultivation, possession, and sale of seeds. However, legislation delays are due to the COVID-19 pandemic. The Luxemburg government has refined its draft bill, which we believe will be enacted in calendar year 2022.

Italy.  Cannabis activists successfully set up a referendum to decriminalize domestic cannabis cultivation and remove penalties for cannabis possession through the amendment of several articles of narcotics law, which may come to a vote in calendar year 2022.

Portugal. There are currently two draft bills to allow for the consumption, cultivation, and possession of cannabis for adult use.

Switzerland.  In October 2021, Switzerland announced its intention to legalize cannabis by allowing production, cultivation, trade, and consumption. In the meantime, Zurich, Switzerland's largest city, will be the location of a three-year pilot project starting in the Fall 2022 to conduct scientific studies on the cannabis market and its impact on Swiss society.

The Netherlands. The Dutch government aims to initiate an experiment involving the cultivation of cannabis for adult use to determine whether and how regulated cannabis can be legally supplied to coffee shops and what the resulting effects.

Spain. A subcommittee on cannabis was recently created and will commence its work in early February 2022 on a report leading the way for a government sponsored bill on medical cannabis.

France.  France launched a two-year pilot experiment to supply approximately 3,000 patients with medical cannabis. To date, approximately 1,000 patients are enrolled in the experiment.

United Kingdom. Medical cannabis is legal in the United Kingdom, however, there is a need to maximize both clinical research and patient benefit in a safe, cautious and ethical manner so that those patients for whom medical cannabis is shown to be effective can access it. Currently, a new piece of legislation is in discussion, which aims to improve access to cannabinoid-based medicine through two measures: (1) expanding the ability to prescribe these products to General Practitioners (GPs) who are registered with the General Medical Council and (2) establishing a commission for the assessment of cannabinoid-based medicinal products.

Acquisitions and synergies.

We have grown, and expect to continue to grow, our business through a combination of organic growth and acquisition.   While we continue to execute against our strategic initiatives that we believe will result in long-term, sustainable growth, we also evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing businesses or provide us with the opportunity to enter attractive new geographic markets and/or expand our products portfolio and capabilities. We incur transaction costs in connection with identifying and completing acquisitions as well as ongoing integration costs as we integrate acquired companies and seek to achieve synergies. For the six months ended November 30, 2021, we incurred $33.7 million of transaction costs.

In connection with the Arrangement, we committed to achieving at least $80 million of synergies in connection with the integration of Tilray and Aphria and developed a robust plan and timeline to achieve such synergies.  In connection with the development of our integration plan, we evaluated and optimized the organizational structure, evaluated and retained the talent and capabilities we identified as necessary to achieve our longer-term growth plan and vision, evaluated contracts and arrangements, and evaluated our supply chain and our strategic partnerships.  During the six months ended November 30, 2021, we have executed on a series of synergistic actions which included:

•

We entered into a termination and settlement agreement with ABG Intermediate Holdings 2, LLC (“ABG”) and certain of its affiliates whereby we terminated the license to use certain trademarks and the obligation to pay associated royalties.  Pursuant to this settlement agreement, we terminated $6.6 million in remaining guaranteed royalty payments owed to ABG in exchange for the payment of a $3.9 million termination fee.

•

We concluded our joint venture relationship with AB InBev whereby we retained the manufacturing equipment associated with CBD and THC beverages, obtained a royalty-free, perpetual, worldwide license to utilize the technology related to the manufacture of CBD and THC beverages, which was developed by the joint venture  and negotiated a co-manufacturing arrangement to manufacture CBD beverages on behalf of Fluent.

•

We continued efforts to close down the legacy-Tilray Canadian facilities in Nanaimo and Enniskillen and integrate their forecasted demand into our Leamington facilities, thereby aligning our cost structure across our brands and products in Canada.

As of the date of this filing, we have achieved $70 million in cost-savings on a run-rate basis and $36 million in actual cash-savings.

During the six months ended November 30, 2021, we also executed on other strategic transactions, which completed after the end of our fiscal quarter ended November 30, 2021 but before the filing of this Form 10-Q, as follows (Refer to Part I, Financial Information, Note 24 Subsequent Events):

•

The acquisition of Breckenridge Distillery, a leading distilled spirits brand located in Breckenridge, Colorado, widely known for its award-winning bourbon whiskey collection and innovative craft spirits portfolio.  Breckenridge Distillery joins SweetWater Brewing Company as the cornerstones of Tilray’s beverage alcohol segment and further diversifies the company’s net revenue mix. In addition to acquiring a strong brand and accretive business, this strategic acquisition delivers additional scale in the beverage alcohol category and further positions Tilray with additional infrastructure and a larger footprint in the U.S. market upon federal cannabis legalization. When federally permissible, Tilray believes the acquisition of Breckenridge Distillery will enable us to commercialize new and innovative products through the development of non-alcoholic distilled spirits, including bourbon whisky, that is infused with cannabis.

•

The purchase of the previously leased SweetWater Brewing facility and taproom located in Atlanta, Georgia, which provides SweetWater with ownership of its state-of-the-art brewing facility and integrated restaurant and live music venue.

•

Building upon SweetWaters’s strategic plan to expand into all 50 states within the U.S., we acquired the Alpine and Green Flash brands, two iconic West Coast craft beer brands that boast award-winning brews.  This strategic acquisition was completed shortly after SweetWater announced plans to move into a 32,450-square-foot production facility in Fort Collins, Co that it recently acquired, which also includes a 10,000-square-foot taproom.  We believe that these initiatives, coupled with SweetWater’s new taproom inside Denver International Airport, will provide a launch pad for SweetWater to further distribute to the West Coast.

The Coronavirus ("COVID-19") Pandemic, Its Impact on Us

We continuously address the effects of the COVID-19 pandemic, a discussion of which is available in sections entitled "Risk Factors" in Item 1A of Part I and “The Coronavirus ("COVID-19") Pandemic, Its Impact on Us” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

During the three and six months ended November 30, 2021, our business operations experienced the following as result of the COVID-19 pandemic:

Our Canadian adult-use cannabis business continued to experience the effect of the changes in consumer demand that were established during the onset of COVID-19 pandemic and periods of lockdown. As we have previously reported, consumers shifted their demand behavior to purchasing elections based primarily on pricing. This consumer model of purchasing eroded the sales of our higher quality, higher priced brands resulting in our market share reduction during the period. Our Canadian medical cannabis business experienced a slight uptick in patient demand. Our international cannabis business continued to experience delays from regulatory authorities overseeing access to medical cannabis in several European jurisdictions. In accessible markets, the access to physician practices remains limited due to protective measures in place throughout Germany, slowing down the adoption of cannabis as an innovative treatment option. Our distribution business experienced slight improvement in the global supply chain disrupted by the COVID-19 pandemic resulting in a modest increase in net revenue in its base currency but due to the weakening of the US dollar against the Euro resulted in a decrease in sales from the prior year’s comparable period. Our beer and alcohol business continues to see a decline in on-premise business primarily as the on-premise industry dealt with a lack of staffing and a change demand pattern related to after work alcohol consumption. The continued impact of the COVID-19 pandemic has hampered revenue growth in our main consumer facing markets. Within the hemp food segment of our business, we continue to navigate the changes with growth in ecommerce and “click + pickup” channels offsetting declines in traditional retailer channels as consumer shopping behaviors shift.

Our business and operating results for the three and six months ended November 30, 2021 continue to be impacted by the COVID-19 pandemic, including Delta and Omicron variants. The COVID-19 pandemic remains highly volatile, and the responses of local governments based on numbers of new cases, disease severity, risk of reinfection, and vaccine performance continue are unpredictable. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus. We will continue to assess our operations and will continue to consider the guidance of local governments throughout the world. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations.

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months November 30,		Change	% Change	For the six months November 30,		Change	% Change
(in thousands of U.S. dollars)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Net revenue	$1,55,153	$1,29,459	$25,694	20%	$3,23,176	$2,46,949	$76,227	31%
Cost of goods sold	1,22,387	94,176	28,211	30%	2,39,455	1,76,721	62,734	35%
Gross profit	32,766	35,283	(2,517)	(7%)	83,721	70,228	13,493	19%
Operating expenses:
General and administrative	33,469	28,273	5,196	18%	82,956	54,245	28,711	53%
Selling	9,210	6,079	3,131	52%	16,642	11,896	4,746	40%
Amortization	29,016	4,208	24,808	590%	59,755	8,335	51,420	617%
Marketing and promotion	7,120	4,252	2,868	67%	12,585	9,177	3,408	37%
Research and development	515	225	290	129%	1,300	345	955	277%
Transaction costs	8,120	18,206	(10,086)	(55%)	33,699	20,664	13,035	63%
Total operating expenses	87,450	61,243	26,207	43%	2,06,937	1,04,662	1,02,275	98%
Operating loss	(54,684)	(25,960)	(28,724)	111%	(1,23,216)	(34,434)	(88,782)	258%
Interest expense, net	(9,940)	(4,832)	(5,108)	106%	(20,110)	(10,568)	(9,542)	90%
Non-operating (expense) income, net	64,750	(72,649)	1,37,399	(189%)	1,13,610	(86,008)	1,99,618	(232%)
Income (loss) before income taxes	126	(1,03,441)	1,03,567	(100%)	(29,716)	(1,31,010)	1,01,294	(77%)
Income taxes (recovery)	(5,671)	(14,192)	8,521	(60%)	(909)	(20,017)	19,108	(95%)
Net income (loss)	5,797	(89,249)	95,046	(106%)	(28,807)	(1,10,993)	82,186	(74%)

Key Operating Metrics

We use the following key operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. Other companies, including companies in our industry, may calculate key operating metrics with similar names differently which may reduce their usefulness as comparative measures. Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

	For the three months ended November 30,		For the six months ended November 30,
(in thousands of U.S. dollars)	2021	2020	2021	2020
Net cannabis revenue	$58,775	$54,766	$1,29,224	$1,05,968
Net beverage alcohol revenue	13,707	710	29,168	710
Distribution revenue	68,869	73,983	1,36,055	1,40,271
Wellness revenue	13,802	—	28,729	—
Cannabis gross margin	23%	46%	34%	48%
Cannabis adjusted gross margin	43%	46%	43%	48%
Beverage alcohol gross margin	57%	60%	57%	60%
Distribution gross margin	11%	13%	11%	14%
Wellness gross margin	28%	NA	27%	NA
Adjusted EBITDA	13,760	10,139	26,457	18,209
Cash and cash equivalents	3,31,783	1,48,205	3,31,783	1,48,205
Working capital	3,93,350	3,21,904	3,93,350	3,21,904
Free cash flow	(24,093)	(6,863)	(1,25,940)	(76,918)
Adjusted free cash flow	(15,973)	11,343	(69,430)	(56,254)

NA=This reporting segment did not exist in the prior year period.  The related acquisition occurred thereafter.

Segment Reporting

Management updated our reporting segments during the six months ended November 30, 2021. While the Company reported “business under development” as a fifth reporting segment in its previous Annual Report, management determined that this no longer met the definition of a reporting segment. Our reporting segments revenue is primarily comprised of revenues from our cannabis, distribution, beverage alcohol operations, and wellness, as follows:

	For the three months ended November 30,		Change		For the six months ended November 30,		Change
(in thousands of U.S. dollars)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Cannabis business	$58,775	$54,766	$4,009	7%	$1,29,224	$1,05,968	$23,256	22%
Distribution business	68,869	73,983	(5,114)	(7%)	1,36,055	1,40,271	(4,216)	(3%)
Beverage alcohol business	13,707	710	12,997	NM	29,168	710	28,458	NM
Wellness business	13,802	—	13,802	NM	28,729	—	28,729	NM
Total net revenue	$1,55,153	$1,29,459	$25,694	20%	$3,23,176	$2,46,949	$76,227	31%

Our geographic revenue is, as follows:

	For the three months ended November 30,		Change		For the six months ended November 30,		Change
(in thousands of U.S. dollars)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
North America	$72,443	$54,475	$17,968	33%	$1,62,986	$1,05,667	$57,319	54%
EMEA	74,916	73,714	1,202	2%	1,50,925	1,38,791	12,134	9%
Rest of World	7,794	1,270	6,524	514%	9,265	2,491	6,774	272%
Total net revenue	$1,55,153	$1,29,459	$25,694	20%	$3,23,176	$2,46,949	$76,227	31%

Our geographic capital assets are, as follows:

(in thousands of U.S. dollars)	November 30, 2021	May 31, 2021	2021 vs. 2020
North America	$4,67,646	$5,04,575	$(36,929)	(7%)
EMEA	1,32,666	1,40,838	(8,172)	(6%)
Rest of World	3,937	5,285	(1,348)	(26%)
Total capital assets	$6,04,249	$6,50,698	$(46,449)	(7%)

Cannabis revenue

Cannabis revenue based on market channel is, as follows:

	For the three months ended November 30,		Change		For the six months ended November 30,		Change
(in thousands of US dollars)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenue from Canadian medical cannabis products	$7,929	$6,260	$1,669	27%	$16,303	$12,640	$3,663	29%
Revenue from Canadian adult-use cannabis products	49,535	58,175	$(8,640)	(15%)	1,19,128	1,15,123	$4,005	3%
Revenue from wholesale cannabis products	2,259	1,440	$819	57%	3,959	5,232	$(1,273)	(24%)
Revenue from international cannabis products	13,706	4,280	$9,426	220%	23,972	4,280	$19,692	460%
Total cannabis revenue	73,429	70,155	$3,274	5%	1,63,362	1,37,275	$26,087	19%
Excise taxes	(14,654)	(15,389)	$735	(5%)	(34,138)	(31,307)	$(2,831)	9%
Total cannabis net revenue	$58,775	$54,766	$4,009	7%	$1,29,224	$1,05,968	$23,256	22%

Revenue from Canadian medical cannabis products:  Revenue from Canadian medical cannabis products increased 27% to $7.9 million and 29% to $16.3 million for the three and six months ended November 30, 2021, compared to revenue of $6.3 million and $12.6 million for the prior year same periods. This increase in revenue from medical cannabis products is primarily driven by the contributions of legacy Tilray’s medical cannabis business resulting from the business combination of April 30, 2021. The increase is also due to new innovative product launches, including our new brand Symbios launched earlier in the year, to address unmet medical needs and to provide patients with more choices in managing their health conditions with medical products.  There has been some offset from downward pressure caused by the COVID-19 pandemic from patients unable or unwilling to see a doctor as well as increased competition from the adult-rec and the price compression therein.

Revenue from Canadian adult-use cannabis products: During the three and six months ended November 30, 2021, our gross revenue from Canadian adult-use cannabis product decreased 15% to $49.5 million and increased 3% to $119.1 million for the three and six months ended November 30, 2021 compared to revenue of $58.2 million and $115.1 million for the prior year same periods. The three month decreases in gross revenue is primarily due to a series of factors, as follows:

•	We continued to experience the residual impact related to the COVID-19 pandemic in relation to consumer behaviors and to a much heavier focus on price;
•

We continued to experience a shift in retail cannabis demand to price-based brands during the COVID-19 pandemic. The decline is primarily due to shifting consumer trends to price compression in the market, magnified by consumer behavior during the lockdowns; and

•

We also experienced additional declines in average gross selling price due to increased price-based competition in the more recent months from increased competition in the market. During the three months ended November 30, 2021, we maintained our market leadership but experienced a decline in market share percent to 12.8% from 15.7% at May 31, 2021.

We continue to focus on expanding our product offerings to accommodate the changes in our adult-use customers, During the first quarter, we completed our first shipments to Nunavut. In the second quarter we expanded the terms of our distribution partnership with Rose LifeScience, which will now represent the entire Tilray portfolio; and expanded our partnership with Great North Distributors, Inc. to cover all of Canada, except for Quebec, using its established network.

The six months increase in gross revenue is attributable to the inclusion of Tilray legacy products in our brand portfolio offerings.

Wholesale cannabis revenue: Revenue from wholesale cannabis products increased 57% to $2.3 million and decreased 24% to $4.0 million for the three and six months ended November 30, 2021 compared to revenue of $1.4 million and $5.2 million for the prior year same periods.  The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales.

International cannabis revenue: Revenue from international cannabis products increased 220% to $13.7 million and 460% to $24.0 million for the three and six months ended November 30, 2021 compared to revenue of $4.3 million and $4.3 million for the prior year same periods.  The increase is due to the contributions of legacy Tilray’s larger international cannabis business as well as newly obtained business to business transactions. In Europe, we believe that, despite continuing COVID-19 pressure, cannabis legalization (both medicinal and adult-use) will continue to gain traction, especially following actions of the German and Maltese governments.  We also continue to believe that Tilray remains uniquely positioned to win in these markets with its infrastructure being the only company with EU-GMP cultivation facilities in two countries within Europe and our demonstrated commitment to the consistency, quality and safety of our products.

Germany. During the three and six months ended November 30, 2021, we continued to experience some deceleration in the growth of our business caused by the COVID-19 pandemic, which resulted in some patients unable or unwilling to see a doctor.  Despite these impacts,

•	We generated 16% revenue growth in connection with our medical cannabis extract products when compared to the prior quarter.
•	We generated 10% revenue growth on our dried flower products when compared to the prior quarter.
•	We are a market leader in medical cannabis within Germany with an overall market share of approximately 19.7% with our dried flower, extracts and Dronabinol products.

Portugal. We are the only approved medical cannabis product in the market, which is distributed through our distribution partners to medical stakeholders throughout Portugal.

Luxembourg. We were selected by the Luxembourg Ministry of Health as the exclusive supplier for the country’s medical cannabis program for dried flower and oils.

Switzerland. We distribute our cannabinoid-based medical extract products to Suisse patients through our partner “Lehenmatt Apotheke”.

France. We were selected as one of the four suppliers in a two-year pilot experiment to supply approximately 3,000 patients with medical cannabis.

Italy. We are one of five distributors licensed to import medical cannabis into the Italian medical cannabis market.

United Kingdom. In the quarter, we completed a shipment of a wide range of dried flower products with high, medium and balanced potencies into the UK medical cannabis market.

Ireland. We are one out of only three suppliers within the Irish market whose cannabinoid-based medical products are eligible for reimbursement.

Australia. We continue to strengthen the reputation of our Tilray medical brand whereby, through a contract with the Department of Health in Victoria, 90 children are now participating in a government funded seizure program utilizing our cannabinoid-based medical products, which will continue to the end of calendar year 2024.

Distribution revenue

Revenue from Distribution operations decreased 7% to $68.9 million and 3% to $136.1 million for the three and six months ended November 30, 2021 compared to revenue of $74.0 million and $140.3 million for the prior year same periods. Included in distribution revenue is $68.0 million and $133.0 million of revenue from CC Pharma, and $0.9 million and $3.1 million of revenue from other distribution companies for the three and six months ended November 30, 2021 versus $72.0 million and $136.2 million from CC Pharma and $2.0 million and $4.1 million from other distribution companies, respectively, in the prior year same periods.

The decrease in revenue during the three-months ended November 30, 2021 is primarily due to the impact of changes in the exchange rate between the Euro and USD totaling a $5.3 million reduction to the comparable prior period. Additionally, the decrease in revenue during the six-months ended November 30, 2021 was also the result of the negative impact of an isolated weather event in Densborn, Germany.  Specifically, heavy flooding impacted CC Pharma and forced a business closure for approximately five days leading to a decrease in net revenue in the period of almost $5.0 million.

Beverage alcohol revenue

Revenue from our Beverage operations increased to $13.7 million and $29.2 million for the three and six months ended November 30, 2021 compared to revenue of $0.7 million for the prior year same periods. SweetWater operates on-premises, wholesale, and specialty sales. Revenues continued to be negatively affected by the COVID-19 pandemic impacting on-premise consumers. The increase is substantially related to our acquisition of SweetWater on November 20, 2020.

Earlier in the year, our beverage operations began operating our new brewing facility in Colorado and opened a new taproom at the Denver International Airport in connection with its strategic expansion initiative.  In addition, we released an extensive new line of innovative products, including seltzers, as well as a new beer offering developed in collaboration with our Canadian cannabis Broken Coast brand and a new vodka soda offering developed in collaboration with our Canadian cannabis Riff brand as Tilray continues to strengthen its strategic position in the U.S. by expanding its presence through acquisitions and collaboration with other Tilray cannabis brands.  This strategy of leveraging our growing portfolio of brands enables the company to launch THC-based product adjacencies upon federal legalization in the U.S.

Wellness revenue

Included in Wellness revenue is $13.8 million and $28.7 million from Manitoba Harvest, for the three and six months ended November 30, 2021.  Manitoba Harvest was part of the assets acquired in the Arrangement. There are no comparable revenues in the prior year being presented.

Gross profit, gross margin and adjusted gross margin for our reporting segments

Our gross profit and gross margin for the three and six months ended November 30, 2021 and 2020, is as follows:

(in thousands of U.S. dollars)	For the three months ended November 30,		Change	% Change	For the six months ended November 30,		Change	% Change
Cannabis	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenue	$73,429	$70,155	$3,274	5%	$163,362	$137,275	$26,087	19%
Excise taxes	(14,654)	(15,389)	735	(5%)	(34,138)	(31,307)	(2,831)	9%
Net revenue	58,775	54,766	4,009	7%	129,224	105,968	23,256	22%
Cost of goods sold	45,259	29,632	15,627	53%	85,450	55,407	30,043	54%
Gross profit	13,516	25,134	(11,618)	(46%)	43,774	50,561	(6,787)	(13%)
Gross margin	23%	46%	(23%)	(50%)	34%	48%	(14%)	(29%)

Inventory valuation adjustments	12,000	—	12,000	(0%)	12,000	—	—	(0%)
Adjusted gross profit (1)	25,516	25,134	382	10%	55,774	50,561	5,213	22%
Adjusted gross margin (1)	43%	46%	10%	(3%)	43%	48%	22%	47%
Distribution
Revenue	$68,869	$73,983	$(5,114)	(7%)	$136,055	$140,271	$(4,216)	(3%)
Excise taxes	—	—	—	NM	—	—	—	NM
Net revenue	68,869	73,983	(5,114)	(7%)	136,055	140,271	(4,216)	(3%)
Cost of goods sold	61,237	64,263	(3,026)	(5%)	120,527	121,033	(506)	(0%)
Gross profit	7,632	9,720	(2,088)	(21%)	15,528	19,238	(3,710)	(19%)
Gross margin	11%	13%	(2%)	(2%)	11%	14%	(2%)	(17%)
Beverage alcohol
Revenue	$14,544	$754	$13,790	NM	$31,027	$754	$30,273	NM
Excise taxes	(837)	(44)	(793)	NM	(1,859)	(44)	(1,815)	NM
Net revenue	13,707	710	12,997	NM	29,168	710	28,458	NM
Cost of goods sold	5,921	281	5,640	NM	12,583	281	12,302	NM
Gross profit	7,786	429	7,357	NM	16,585	429	16,156	NM
Gross margin	57%	60%	(4%)	NM	57%	60%	(4%)	NM
Wellness
Revenue	$13,802	$—	$13,802	NM	$28,729	$—	$28,729	NM
Excise taxes	—	—	—	NM	—	—	—	NM
Net revenue	13,802	—	13,802	NM	28,729	—	28,729	NM
Cost of goods sold	9,970	—	9,970	NM	20,895	—	20,895	NM
Gross profit	3,832	—	3,832	NM	7,834	—	7,834	NM
Gross margin	28%	—%	28%	NM	27%	—%	27%	NM
Total
Revenue	$170,644	$144,892	$25,752	18%	$359,173	$278,300	$80,873	29%
Excise taxes	(15,491)	(15,433)	(58)	0%	(35,997)	(31,351)	(4,646)	15%
Net revenue	155,153	129,459	25,694	20%	323,176	246,949	76,227	31%
Cost of goods sold	122,387	94,176	28,211	30%	239,455	176,721	62,734	35%
Gross profit	32,766	35,283	(2,517)	(7%)	83,721	70,228	13,493	19%
Gross margin	21%	27%	(6%)	(1%)	26%	28%	(3%)	62%

Inventory valuation adjustments	12,000	—	12,000	(0%)	12,000	—	—	(0%)
Adjusted gross profit (1)	44,766	35,283	9,483	27%	95,721	70,228	25,493	36%
Adjusted gross margin (1)	29%	27%	37%	2%	30%	28%	33%	118%

(1)	Gross profit (excluding inventory valuation adjustments) and gross margin percentage (excluding inventory valuation adjustments) are non-GAAP financial measures.

Cannabis gross margin: Gross margin decreased during the three and six months ended November 30, 2021 to 23% and 34% from 46% and 48% versus the prior year same periods, reflecting the addition of sales of Tilray brands that have higher costs to produce than our legacy brands and a non-cash inventory write down of $12 million in November 2021. Significant efforts have been taken to reduce the Company’s cultivation costs at its legacy Tilray Canadian facilities, including announcing the shutdown of both the Enniskillen and Nanaimo facilities.  In the interim and until the inventory cultivated at these facilities work their way through inventory, we expect to report lower gross margins until all inventory is cultivated at legacy Aphria facilities. Our European operations continue to work to optimize the cost structure for their cannabis growing facilities, including working with the Canadian operations team, all in an effort to continually will lower our per unit costs.

Distribution gross margin: Gross margin of 11% and 11% for the three and six months ended November 30, 2021 slightly decreased versus the same periods in the prior year driven by increased costs as the Company’s primary source of products were unable to ship during border closures and during periods of peak demand.

Beverage alcohol gross margin:  Gross margin of 57% and 57% for the three and six months ended November 30, 2021 are in line with our expectations. We did not operate in this segment until the final week of the second quarter of the prior year.

Wellness gross margin:  Gross margin of 28% and 27% for the three and six months ended November 30, 2021 are in line with our expectations and consistent with the preceding fiscal quarter. We acquired the wellness business in the Arrangement and did not operate in this segment during the same periods during prior year.

Operating expenses

	For the three months ended November 30,		Change		For the six months ended November 30,		Change
(in thousands of US dollars)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
General and administrative	$33,469	$28,273	$5,196	18%	$82,956	$54,245	$28,711	53%
Selling	9,210	6,079	3,131	52%	16,642	11,896	4,746	40%
Amortization	29,016	4,208	24,808	590%	59,755	8,335	51,420	617%
Marketing and promotion	7,120	4,252	2,868	67%	12,585	9,177	3,408	37%
Research and development	515	225	290	129%	1,300	345	955	277%
Transaction costs	8,120	18,206	(10,086)	(55%)	33,699	20,664	13,035	63%
Total operating expenses	$87,450	$61,243	$26,207		$2,06,937	$1,04,662	$1,02,275

Operating expenses are comprised of general and administrative, share-based compensation, selling, amortization, marketing and promotion, research and development, and transaction costs. These costs increased by $26.2 million and $102.3 million for the three and six months ended November 30, 2021 as compared to prior year same periods. This was primarily due to reporting full quarters of operating expenses for SweetWater and Tilray, including non-cash amortization charges associated with definite life intangible assets acquired and general and administrative expenses. The remaining increase is from transaction costs related to non-recurring expenses associated with our current acquisitions and evaluation of future potential acquisition, and one-time litigation costs associated with the acquired net assets.

General and administrative costs

During the three and six months ended November 30, 2021, increased by 18% and 53% as compared to prior year same periods.

	For the three months ended November 30,		Change		For the six months ended November 30,		Change
(in thousands of US dollars)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Executive compensation	$2,237	$2,711	$(474)	(17%)	$5,327	$4,961	$366	7%
Office and general	5,206	4,418	788	18%	17,973	8,839	9,134	103%
Salaries and wages	8,149	8,821	(672)	(8%)	23,460	18,164	5,296	29%
Stock-based compensation	8,253	5,489	2,764	50%	17,670	8,339	9,331	112%
Insurance	4,995	2,904	2,091	72%	9,626	6,110	3,516	58%
Professional fees	3,355	3,171	184	6%	6,068	6,106	(38)	(1%)
Travel and accommodation	982	525	457	87%	1,774	1,252	522	42%
Rent	292	234	58	25%	1,058	474	584	123%
Total general and administrative costs	$33,469	$28,273	$5,196	18%	$82,956	$54,245	$28,711	53%

Executive compensation decreased in the three months and increased the six months ended November 30, 2021. The slight decrease in the three months compared to the prior period is primarily related to one-time changes in the overall compensation structure. The increase for the six month period compared to the prior period is primarily due to an increase in the number of directors and executive level personnel on our board of directors and executive management team, respectively, and an increase in base salaries commensurate with the increased complexity of our Company.

Office and general increased during the three and six months ended November 30, 2021 primarily due to reporting SweetWater and Tilray for the periods and the additional one-time costs associated with the upcoming closure of our Nanaimo facility.

Salaries and wages decreased in the three months and increased the six months ended November 30, 2021. The slight decrease from the prior period is primarily related to one-time changes in the overall compensation structure. The increase is primarily due to additions associated with new acquisitions from prior year. The Company’s headcount increased to approximately 1,800 employees as a result of the Arrangement compared to 1,000 employees as of November 30, 2020.

The Company recognized stock-based compensation expense of $8.3 million and $17.7 million for the three and six months ended November 30, 2021 compared to $5.5 million and $8.3 million for the same periods in the prior year. The increase is primarily due to increased number of employees and the accelerated vesting of certain of our stock-based compensation awards tied to the Arrangement. Stock options are valued using the Black-Scholes valuation model and represents a non-cash expense, restricted share units (“RSUs”) are valued based on the graded vesting and the grant date fair value.

Insurance expense for the three and six months ended November 30, 2021 increased due primarily to our directors and officers’ insurance policy. This increase reflects an increase in premium rates, as the Company continued with legacy Tilray’s rating history.

Selling costs

For the three months ended November 30, 2021, the Company incurred selling costs of $9.2 million or 5.9% of revenue as compared to $6.1 million and 4.2% of revenue in the prior year same period. For the six months ended November 30, 2021, the Company incurred selling costs of $16.6 million or 5.1% of revenue as compared to $11.9 million and 4.3% of revenue in the prior year same period. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products. The increase in selling costs as a percent of revenue in both the three and six-month periods resulted from incurred costs associated with multiple distributors in the same location, which represent a duplication of costs that will be reduced upon achievement of synergies. The increase is mainly driven by the combination of legacy Tilray.

Amortization

The Company incurred non-production related amortization charges of $29.0 million and $59.8 million for the three and six months ended November 30, 2021 compared to $4.2 million and $8.3 million in the prior year same periods. The increase is associated with the amortization on the acquired definite life intangible assets from SweetWater and Tilray.

Marketing and promotion costs

For the three and six months ended November 30, 2021, the Company incurred marketing and promotion costs of $7.1 million and $12.6 million as compared to $4.3 million and $9.2 million in the prior year same periods. The increase is mainly driven by the combination of legacy Tilray.

Research and development

Research and development costs were $0.5 million and $1.3 million during the three and six months ended November 30, 2021 compared to $0.2 million and $0.3 million in the prior year same periods. These relate to external costs associated with the development of new products. Although the Company spends a significant amount on research and development, the majority of these costs remain in costs of sales, as the Company does not reclassify research and development costs related to the cost of products consumed in research and development activities.

Transaction costs

The three month decrease is associated with the closing of the SweetWater acquisition in the prior period. This six month increase is associated with the solicitation of shareholder votes supporting an increase in the number of authorized common stock shares, transaction closing costs related to the Arrangement, the MM Transaction and the evaluation of other potential acquisitions and one-time litigation costs.

Non-operating (expense) income, net

Non-operating (expense) income is comprised of:

	For the three months ended November 30,		Change		For the six months ended November 30,		Change
(in thousands of US dollars)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Change in fair value of convertible debenture	$56,353	$(70,683)	$1,27,036	(180%)	$95,723	$(70,343)	$1,66,066	(236%)
Change in fair value of warrant liability	20,178	—	20,178	NM	37,713	—	37,713	NM
Foreign exchange loss	(10,180)	(3,371)	(6,809)	202%	(15,904)	(19,702)	3,798	(19%)
Loss on long-term investments	(1,833)	(399)	(1,434)	359%	(3,508)	(1,519)	(1,989)	131%
Gain from equity investees	—	—	—	NM	1,356	—	1,356	NM
Other non-operating (losses) gains, net	232	1,804	(1,572)	(87%)	(1,770)	5,556	(7,326)	(132%)
Total non-operating income (expense)	$64,750	$(72,649)	$1,37,399		$1,13,610	$(86,008)	$1,99,618

For the three and six months ended November 30, 2021, the Company recognized a change in fair value of its APHA 24 convertible debentures of $56.4 million and $95.7 million, compared to a decrease in value of $70.7 million and $70.3 million for the prior year same periods. The change is driven primarily by the changes in the Company’s share price and the change in the trading price of the convertible debentures. Additionally, for the three and six months ended November 30, 2021 Company recognized a change in fair value of its warrants of resulting in a gain of $20.2 million and $37.7 million acquired as part of the Arrangement, also as a result of the decrease in our share price. Furthermore, for three and six months ended November 30, 2021 the Company recognized a loss of $9.5 million and $15.2 million, resulting from the changes in foreign exchange rates during the period, compared to losses of $3.4 million and $19.7 million for the prior year same periods, largely associated with the strengthening of the US dollar against the Canadian dollar. The remaining other losses relate to changes in fair value in the Company’s convertible notes receivable and long-term investments.

Use of Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by GAAP. We believe that these measures provide useful information to investors and include these measures in other communications to investors.  These non-GAAP measures include:

•	gross profit (excluding inventory valuation adjustments),
•	cannabis gross profit and margin (excluding inventory valuation adjustments),
•	adjusted net income (loss),
•	free cash flow,
•	adjusted free cash flow, and
•	adjusted EBITDA.

For each of these non-GAAP financial measures, we are providing below a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why our management and Board of Directors believe the non-GAAP measure provides useful information to investors and any additional purposes for which our management and Board of Directors use the non-GAAP measures. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measures.

All of these non-GAAP financial measures should be considered in addition, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). These measures, which may be different than similarly titled measures used by other companies, are presented to help investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted net income (loss) and adjusted EBITDA

	For the three months ended November 30,		Change		For the six months ended November 30,		Change
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Net income (loss)	$5,797	$(89,249)	$95,046	(106%)	$(28,807)	$(1,10,993)	$82,186	(74%)
Adjusted net income (loss)	$(32,181)	$8,500	$(40,681)	(479%)	$(82,970)	$8,055	$(91,025)	(1,130%)
Adjusted EBITDA	$13,760	$10,139	$3,621	36%	$26,457	$18,209	$8,248	45%

Adjusted net income (loss)

Adjusted net loss represents a non-GAAP financial measure that does not have any standardized meaning prescribed under GAAP and may not be comparable to similar measures presented by other companies.  Adjusted net income is calculated as net (loss) income plus (minus) the unrealized loss (gain) on convertible debentures, a non-cash item, share-based compensation, foreign exchange (loss) gain, all non-cash items, and transaction costs, costs which will not necessarily continue in future periods depending on the frequency of additional M&A considered by the Company.  It represents a measure management uses in evaluating operating results to reduce the impact of the volatility caused by fair value accounting of instruments associated with our capital structure, that have no impact on operations. The increase in adjusted net loss is primarily driven by higher net loss stemming from higher amortization costs associated with the definite lived assets acquired during the year, the additional general and administrative costs associated with Tilray for the full quarter and increased non-cash unrealized loss on changes to the fair value of our convertible debentures.

	For the three months ended November 30,		Change		For the six months ended November 30,		Change
Adjusted net loss reconciliation:	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Net income (loss)	$5,797	$(89,249)	$95,046	(106%)	$(28,807)	$(1,10,993)	$82,186	(74%)
Unrealized (gain) loss on convertible debentures	(56,353)	70,683	(1,27,036)	(180%)	(95,723)	70,343	(1,66,066)	(236%)
Foreign exchange loss (gain)	10,180	3,371	6,809	202%	15,904	19,702	(3,798)	(19%)
Change in fair value of warrant liability	(20,178)	—	(20,178)	NM	(37,713)	—	(37,713)	NM
Stock-based compensation	8,253	5,489	2,764	50%	17,670	8,339	9,331	112%
Inventory write down	12,000	—	12,000	NM	12,000	—	12,000	NM
Transaction costs	8,120	18,206	(10,086)	(55%)	33,699	20,664	13,035	63%
Adjusted net income (loss)	$(32,181)	$8,500	$(40,681)		$(82,970)	$8,055	$(91,025)

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net (loss) income before income taxes, net interest expense, depreciation and amortization, equity in net loss of equity-method investees, inventory write downs, stock-based compensation, integration activities, transaction costs, unrealized currency gains and losses and other adjustments.

The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.

We do not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes certain expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as this metric reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents Adjusted EBITDA in connection with GAAP results.

For the period ended November 30, 2021, adjusted EBITDA increased primarily from favorable effects of new lines of business, offset by the inclusion of legacy Tilray’s cannabis business, while we work to achieve our synergies plan, as follows:

	For the three months ended November 30,		Change		For the six months ended November 30,		Change
Adjusted EBITDA reconciliation:	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Net income (loss)	$5,797	$(89,249)	$95,046	(106%)	$(28,807)	$(1,10,993)	$82,186	(74%)
Income taxes	(5,671)	(14,192)	8,521	(60%)	(909)	(20,017)	19,108	(95%)
Interest expense, net	9,940	4,832	5,108	106%	20,110	10,568	9,542	90%
Non-operating expense (income), net	(64,750)	72,649	(1,37,399)	(189%)	(1,13,610)	86,008	(1,99,618)	(232%)
Amortization	37,471	12,031	25,440	211%	76,804	23,010	53,794	234%
Stock-based compensation	8,253	5,489	2,764	50%	17,670	8,339	9,331	112%
Facility start-up and closure costs	1,700	—	1,700	NM	7,900	—	7,900	NM
Lease expense	900	373	527	141%	1,600	630	970	154%
Inventory write down	12,000	—	12,000	NM	12,000	—	12,000	NM
Transaction costs	8,120	18,206	(10,086)	(55%)	33,699	20,664	13,035	63%
Adjusted EBITDA	$13,760	$10,139	$3,621		$26,457	$18,209	$8,248

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA adjusts for the following:

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

•	Non-cash inventory valuation adjustments;
•	Non-cash loss from equity method investments;
•	Costs incurred to start up new facilities and/or to close facilities in Nanaimo, Canada and Enniskillen, Canada;
•	Lease expense;
•	Non-cash inventory write down; and
•	Transaction costs associated with current and future business acquisitions.

Liquidity and Capital Resources

We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and make acquisitions. We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the six months ended November 30,
	2021	2020
Net cash used in operating activities	$(110,348)	$(53,662)
Net cash used in investing activities	$(15,592)	$(294,570)
Net cash (used in) provided by financing activities	$(28,047)	$105,938
Effect on cash of foreign currency translation	$(2,696)	$29,853
Cash and cash equivalents, beginning of period	$488,466	$360,646
Cash and cash equivalents, end of period	$331,783	$148,205
Decrease in cash and cash equivalents	$(156,683)	$(212,441)

Cash flows from operating activities

The changes in net cash used in operating activities during the six months ended November 30, 2021 compared to the prior year same period is primarily related to payments associated with the Arrangement, income taxes at Aphria Diamond and accounts payable and accrued liabilities decreases in the period.  This net cash used in operating activities was positively impacted by reductions in inventory and collections of accounts receivable.

Cash flows from investing activities

The change in net cash used in investing activities in the first two fiscal quarters of 2022 as compared to the first two fiscal quarters of 2021 is primarily due to cash paid for the SweetWater acquisition in fiscal year 2021.

Cash flows from financing activities

Cash used in financing activities in the first two fiscal quarters of 2022 as compared to the first two fiscal quarters of 2021 is primarily due to an early payment on SweetWater’s term loan facility and the share capital financing completed in fiscal year 2021 that did not recur in fiscal year 2022.

Free cash flow and adjusted free cash flow

Free cash flow and adjusted free cash flow are non-GAAP measures. Free cash flow is relevant to management and investors, because it represents the cash flow available to the Company to repay creditors or potentially make distributions to investors. The measure is comprised of two GAAP amounts deducted from each other which are net cash flow used in operating activities less investments, net of proceeds from disposals, in capital and intangible assets. Adjusted free cash flow removes the cash impact of acquisitions from free cash flow. Our free cash flow and adjusted free cash flow were, as follows:

	For the three months ended November 30,		Change		For the six months ended November 30,		Change
Free cash flow	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Net cash provided by (used in) operating activities	$(17,121)	$2,438	$(19,559)	(802%)	$(1,10,348)	$(53,662)	$(56,686)	106%
Less: investments in capital and intangible assets, net	(6,972)	(9,301)	2,329	(25%)	(15,592)	(23,256)	7,664	(33%)
Free cash flow	$(24,093)	$(6,863)	$(17,230)	251%	$(1,25,940)	$(76,918)	$(49,022)	64%
Cash expended related to acquisitions	8,120	18,206	(10,086)	(55%)	56,510	20,664	35,846	173%
Adjusted free cash flow	$(15,973)	$11,343	$(27,316)	(241%)	$(69,430)	$(56,254)	$(13,176)	23%

Subsequent Events

Refer to Part I, Financial Information, Note 24 Subsequent Events of this interim report.

Off Balance Sheet Arrangements

At November 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Contingencies

In addition to the litigation described in the Part II, Item 1 - Legal Proceedings, the Company is and may be a defendant in lawsuits from time to time in the normal course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believes the reasonably possible losses of such matters, individually and in the aggregate, are not material. Additionally, the Company believes the probable final outcome of such matters will not have a material adverse effect on the Company’s consolidated results of operations, financial position, cash flows or liquidity.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, valuation of inventory, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 during the three months ended November 30, 2021. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2021, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of legacy Tilray, which we acquired on April 30, 2021. Legacy Tilray represented 8.9% of our consolidated assets and 25.8% of our consolidated revenues as of and for the quarter ended November 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired legacy Tilray on April 30, 2021. The Company is in the process of reviewing the internal control structure of legacy Tilray and, if necessary, will make appropriate changes as it integrates legacy Tilray into the Company’s overall internal control over financial reporting process.

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

On September 27, 2021, the U.S. District Court entered an Opinion & Order granting the Defendants’ motion to dismiss the complaint in the Kasilingam litigation. On December 3, 2021, the lead plaintiff filed a second amended complaint alleging similar claims against Tilray and Brendan Kennedy. The Defendants intend to file a motion to dismiss this amended complaint as well.

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

In August 2021, the Company’s Board of Directors established a Special Litigation Committee (the “SLC”) of independent directors to re-assert director control and investigate the derivative claims in this litigation matter. The SLC has appointed the law firm Wilson Sonsini to assist the SLC with an ongoing investigation of the underlying claim and determine whether continued prosecution of such claims is in the best interests of the Company.  The SLC has successfully moved to have the Plaintiff’s discovery stayed during their investigation.

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. A summary of our risk factors is included below. There have been no material changes from the risk factors described in our Form 10-K.

•

We are still completing our integration efforts following completion of the Arrangement between Tilray and Aphria on April 30, 2021 and may experience challenges fully achieving the expected benefits of the Arrangement.

•

We face ongoing risks related to the ongoing COVID-19 pandemic. The impact of the Delta, Omicron and any new variants will continue to adversely impact our operations and adversely adverse effect our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On October 13, 2021, Tilray entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”), an Ontario corporation, pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of CAD$34,300,000 (the “Note”) payable by 1974568 Ontario Limited (“Aphria Diamond”).  DDH is a joint venturer with Aphria Inc. (Tilray’s wholly-owned subsidiary) in Aphria Diamond.  As consideration for the Note, Tilray issued 2,677,596 shares of its Class 2 common stock to DDH.

Effective November 10, 2021, Tilray entered into a termination and settlement agreement with ABG Intermediate Holdings 2, LLC (“ABG”) and certain of its affiliates.  Pursuant to this settlement agreement, the Company issued 215,901 shares of its Class 2 common stock to ABG in exchange for the release of certain claims.

On December 1, 2021, the Company acquired all of the membership interests of Cheese Grits, LLC, a Georgia based company (the “SW Acquisition”) that owned the real estate utilized and previously leased by SweetWater Brewing Company. . As consideration for the SW Acquisition, the Company paid a purchase price at closing equal to $30,665,000, which was satisfied through the assumption of outstanding debt as well as the issuance of 843,687 shares of Tilray’s Class 2 common stock. On December 17, 2021, the Company issued an additional 82,224 Class 2 common shares as consideration for the SW Acquisition.

On December 7, 2021, the Company acquired all of the membership interests of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery), a Colorado limited liability company (the “Breckenridge Acquisition”). As consideration for the Breckenridge Acquisition, the Company paid a purchase price in an aggregate amount equal to $102,900,000, which purchase price was satisfied through the issuance of 11,245,511 shares of Tilray’s Class 2 common shares to the selling unitholders.

On December 17, 2021, the Company acquired intellectual property and inventory relating to the Alpine and Green Flash craft brew brands from WC IPA LLC (the “Alpine Acquisition”). As consideration for the Alpine Acquisition, the Company paid a purchase price in an aggregate amount equal to $5,133,000 which purchase price was satisfied through the payment of cash and the issuance of 366,308 shares of Tilray’s Class 2 common shares.

Each of the foregoing issuances of Tilray’s Class 2 common stock was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering. No underwriter participated in the offer and sale of the shares issued pursuant to the foregoing issuances, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Tilray, Inc. (filed on September 10, 2021)
10.1*	Second Amendment to Credit Agreement with the Bank of Montreal, dated as of December 8, 2020, amended December 7, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tilray Inc.

Date: January 10, 2022	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: January 10, 2022	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer