Form 10-Q
period 2022-02-28
Tilray Brands, Inc.
filed 2022-04-06
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-38594

TILRAY BRANDS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4310622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
265 Talbot Street West, Leamington, ON	N8H 5L4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 845-7291

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class 2 Common Stock, $0.0001 par value per share	TLRY	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of April 5 2022, the registrant had 497,708,464 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended February 28, 2022 (the “Form 10-Q”) contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,”” might,” “plan,” “project,” “will,” “would” ”seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives, business strategy, supply chain, brand portfolio and product performance; the COVID-19 pandemic; current or future macroeconomic trends; and future corporate acquisitions and strategic transactions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: our ability to successfully complete the integration of the businesses of Tilray and Aphria; our ability to successfully complete the proposed HEXO transaction and achieve the expected production efficiencies and cost savings; challenges and uncertainty resulting from the COVID-19 pandemic; the highly regulated environment in which we operate and our dependence on regulatory approvals and licenses; our ability to manage our supply chain effectively; disruption of operations at our cultivation and manufacturing facilities; challenges and uncertainty resulting from the impact of competition; our ability to manage risks associated with our international sales and operations; our ability to successfully develop and commercialize new products; our ability to execute our strategic plan and other initiatives, including our ability to achieve $4 billion of revenue by the end of our fiscal year 2024; our dependency on significant customers, which generate a significant amount of our revenue; input cost inflation; disruptions to information technology systems; pending and future litigation; volatility in our stock; our ability to raise funds; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and our other filings from time to time with the U.S. Securities and Exchange Commission and in our Canadian securities filings.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	February 28, 2022	May 31, 2021
Assets
Current assets
Cash and cash equivalents	$279,214	$488,466
Accounts receivable, net	89,895	87,309
Inventory	273,292	256,429
Prepaids and other current assets	52,211	48,920
Convertible notes receivable	1,173	2,485
Total current assets	695,785	883,609
Capital assets	603,472	650,698
Right-of-use assets	17,851	18,267
Intangible assets	1,528,962	1,605,918
Goodwill	2,835,100	2,832,794
Interest in equity investees	4,797	8,106
Long-term investments	133,155	17,685
Other assets	314	8,285
Total assets	$5,819,436	$6,025,362
Liabilities
Current liabilities
Bank indebtedness	$17,496	$8,717
Accounts payable and accrued liabilities	137,094	212,813
Contingent consideration	31,592	60,657
Warrant liability	19,366	78,168
Current portion of lease liabilities	6,703	4,264
Current portion of long-term debt	70,176	36,622
Total current liabilities	282,427	401,241
Long - term liabilities
Lease liabilities	16,211	53,946
Long-term debt	121,210	167,486
Convertible debentures	501,075	667,624
Deferred tax liability	237,208	265,845
Other liabilities	292	3,907
Total liabilities	1,158,423	1,560,049
Commitments and contingencies (refer to Note 17)
Stockholders' equity
Common stock ($0.0001 par value; 990,000,000 shares authorized; 480,737,533 and 446,440,641 shares issued and outstanding, respectively)	48	46
Additional paid-in capital	5,110,892	4,792,406
Accumulated other comprehensive income	1,010	152,668
Accumulated Deficit	(484,710)	(486,050)
Total Tilray Brands, Inc. stockholders' equity	4,627,240	4,459,070
Non-controlling interests	33,773	6,243
Total stockholders' equity	4,661,013	4,465,313
Total liabilities and stockholders' equity	$5,819,436	$6,025,362

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2022	2021	2022	2021
Net revenue	$151,871	$123,900	$475,047	$370,849
Cost of goods sold	112,042	93,444	351,497	270,165
Gross profit	39,829	30,456	123,550	100,684
Operating expenses:
General and administrative	38,445	24,491	121,401	78,736
Selling	8,641	6,155	25,283	18,051
Amortization	24,590	10,786	84,345	19,121
Marketing and promotion	7,578	3,259	20,163	12,436
Research and development	164	127	1,464	472
Change in fair value of contingent consideration	(29,065)	—	(29,065)	—
Transaction costs	9,238	9,688	42,937	30,352
Total operating expenses	59,591	54,506	266,528	159,168
Operating loss	(19,762)	(24,050)	(142,978)	(58,484)
Interest expense, net	(2,312)	(7,943)	(22,422)	(18,511)
Non-operating income (expense), net	72,719	(220,340)	186,329	(306,348)
Income (loss) before income taxes	50,645	(252,333)	20,929	(383,343)
Income taxes (recovery)	(1,830)	6,310	(2,739)	(13,707)
Net income (loss)	$52,475	$(258,643)	$23,668	$(369,636)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	43,190	(273,519)	1,340	(407,762)
Non-controlling interests	9,285	14,876	22,328	38,126
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain	18,498	(4,706)	(114,641)	(4,231)
Unrealized loss on convertible notes receivable	(52)	(2,647)	(649)	(2,647)
Change in fair value of long-term investments	(39,244)	—	(55,601)	—
Total other comprehensive (loss) income, net of tax	(20,798)	(7,353)	(170,891)	(6,878)
Comprehensive income (loss)	31,677	(265,996)	(147,223)	(376,514)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	34,605	(280,872)	(150,318)	(414,640)
Non-controlling interests	(2,928)	14,876	3,095	38,126
Weighted average number of common shares - basic	485,668,750	265,401,924	470,303,170	250,701,376
Weighted average number of common shares - diluted	488,546,790	265,401,924	478,050,130	250,701,376
Net income (loss) per share - basic	$0.09	$(1.03)	$0.00	$(1.63)
Net income (loss) per share - diluted	$0.09	$(1.03)	$0.00	$(1.63)

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

	Number of common shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interests	Total
Balance at May 31, 2020	240,132,635	$24	$1,366,736	$(5,434)	$(113,352)	$26,957	$1,274,931
Share issuance - legal settlement	1,389,884	—	7,018	—	—	—	7,018
Share issuance - options exercised	41,065	—	4	—	—	—	4
Share issuance - RSUs exercised	429,280	—	—	—	—	—	—
Stock-based compensation	—	—	3,479	—	—	—	3,479
Comprehensive income (loss) for the period	—	—	—	1,385	(34,343)	12,599	(20,359)
Balance at August 31, 2020	241,992,864	$24	$1,377,237	$(4,049)	$(147,695)	$39,556	$1,265,073
Share issuance - legal settlement	503,974	—	3,436	—	—	—	3,436
Share issuance - equity financing	14,610,496	2	103,594	—	—	—	103,596
Share issuance - SweetWater acquisition	8,232,810	1	69,189	—	—	—	69,190
Share issuance - options exercised	74,337	—	86	—	—	—	86
Share issuance - RSUs exercised	8,823	—	—	—	—	—	—
Stock-based compensation	—	—	1,323	—	—	—	1,323
Comprehensive income (loss) for the period	—	—	—	(910)	(99,900)	10,651	(90,159)
Balance at November 30, 2020	265,423,304	$27	$1,554,865	$(4,959)	$(247,595)	$50,207	$1,352,545
Share issuance - options exercised	79,489	—	54	—	—	—	54
Share issuance - RSUs exercised	3,450	—	—	—	—	—	—
Stock-based compensation	—	—	3,075	—	—	—	3,075
Comprehensive income (loss) for the period	—	—	—	(7,353)	(273,519)	14,876	(265,996)
Balance at February 28, 2021	265,506,243	$27	$1,557,994	$(12,312)	$(521,114)	$65,083	$1,089,678

Balance at May 31, 2021	446,440,641	$46	$4,792,406	$152,668	$(486,050)	$6,243	$4,465,313
Third party contribution to Superhero Acquisition LP	—	—	—	—	—	52,995	52,995
Share issuance - options exercised	417,489	—	—	—	—	—	—
Share issuance - RSUs exercised	3,665,337	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(5,944)	—	—	—	(5,944)
Stock-based compensation	—	—	9,417	—	—	—	9,417
Comprehensive income (loss) for the period	—	—	—	(101,421)	(41,649)	7,045	(136,025)
Balance at August 31, 2021	450,523,467	$46	$4,795,879	$51,247	$(527,699)	$66,283	$4,385,756
Share issuance - Superhero Acquisition LP	9,817,061	—	117,804	—	—	—	117,804
Share issuance - DDH note	2,677,596	—	28,560	—	—	(28,560)	—
Share issuance - options exercised	98,044	—	4,623	—	—	—	4,623
Share issuance - RSUs exercised	470,324	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(2,742)	—	—	—	(2,742)
Share issuance - legal settlement	215,901	—	2,170	—	—	—	2,170
Stock-based compensation	—	—	8,253	—	—	—	8,253
Comprehensive income (loss) for the period	—	—	—	(41,652)	(201)	(1,022)	(42,875)
Balance at November 30, 2021	463,802,393	$46	$4,954,547	$9,595	$(527,900)	$36,701	$4,472,989
Share issuance - Breckenridge Acquisition	12,540,479	2	114,066	—	—	—	114,068
Share issuance - legal settlement	2,743,485	—	20,000	—	—	—	20,000
Share issuance - options exercised	190,620	—	778	—	—	—	778
Share issuance - RSUs exercised	170,928	—	—	—	—	—	—
Share issuance - purchase of capital and intangible assets	1,289,628	—	12,146	—	—	—	12,146
Stock-based compensation	—	—	9,355	—	—	—	9,355
Comprehensive income (loss) for the period	—	—	—	(8,585)	43,190	(2,928)	31,677
Balance at February 28, 2022	480,737,533	$48	$5,110,892	$1,010	$(484,710)	$33,773	$4,661,013

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the nine months ended February 28,
	2022	2021
Cash used in operating activities:
Net income (loss)	$23,668	$(369,636)
Adjustments for:
Deferred income tax recovery	(17,296)	(35,444)
Unrealized foreign exchange loss	1,699	19,955
Amortization	113,824	43,292
Gain on sale of capital assets	(631)	—
Inventory valuation write down	12,000	—
Other non-cash items	962	(490)
Stock-based compensation	27,025	11,414
Loss (gain) on long-term investments & equity investments	(2,401)	4,252
Loss (gain) on derivative instruments	(210,653)	283,878
Change in fair value of contingent consideration	(29,065)	—
Transaction costs associated with business acquisitions	—	25,160
Change in non-cash working capital:
Accounts receivable	(458)	(17,048)
Prepaids and other current assets	(953)	6,644
Inventory	(16,512)	(15,829)
Accounts payable and accrued liabilities	(57,947)	(9,114)
Net cash used in operating activities	(156,738)	(52,966)
Cash used in investing activities:
Investment in capital and intangible assets	(28,470)	(33,931)
Proceeds from disposal of capital and intangible assets	11,526	6,607
Promissory notes advances	—	(2,419)
Repayment of notes receivable	—	4,032
Proceeds from disposal of long-term investments and equity investees	—	8,429
Net cash acquired (paid) on business acquisitions	326	(285,800)
Net cash used in investing activities	(16,618)	(303,082)
Cash (used in) provided by financing activities:
Share capital issued, net of cash issuance costs	—	102,550
Proceeds (payment) from warrants and options exercised	(3,149)	144
Proceeds from long-term debt	—	102,798
Repayment of long-term debt	(34,570)	(5,271)
Repayment of lease liabilities	(4,672)	(749)
Increase in bank indebtedness	8,779	(433)
Dividend paid to NCI	—	(11,855)
Net cash (used in) provided by financing activities	(33,612)	187,184
Effect of foreign exchange on cash and cash equivalents	(2,284)	18,809
Net decrease in cash and cash equivalents	(209,252)	(150,055)
Cash and cash equivalents, beginning of period	488,466	360,646
Cash and cash equivalents, end of period	$279,214	$210,591

The accompanying notes are an integral part of these consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Description of business

Tilray Brands, Inc., and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, or “us”) is a leading global cannabis-lifestyle and consumer packaged goods company headquartered in Leamington, Ontario, Canada, with operations in Canada, the United States, Europe, Australia, New Zealand and Latin America that is changing people’s lives for the better – one person at a time – by inspiring and empowering the worldwide community to live their very best life by providing them with products that meet the needs of their mind, body, and soul and invoke a sense of wellbeing. Tilray’s mission is to be the trusted partner for its patients and consumers by providing them with a cultivated experience and health and wellbeing through high-quality, differentiated brands and innovative products. A pioneer in cannabis research, cultivation and distribution, Tilray’s production platform supports over 20 brands in over 20 countries, including comprehensive cannabis offerings, hemp-based foods, and alcoholic beverages.

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

As a result of the April 30, 2021 business combination with Aphria, the reported results do not include the results of operations of Tilray and its subsidiaries on and prior to April 30, 2021, in accordance with the accounting treatment applicable to the Arrangement. Accordingly, comparisons between the Company's results for the three and nine months ended February 28, 2022 and prior periods may not be meaningful.

Information about the accounting treatment of the Arrangement including details of the transaction, determination of the total fair value consideration, and allocation of the purchase price, are included in the Company's Annual Report for the year ended May 31, 2021 filed in Form 10-K with the SEC on July 28, 2021 (“Annual Report”).

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

Basis of consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases. A complete list of our subsidiaries that existed prior to our most recent year end is included in the Annual Report.

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

In connection with its issuance of 9,817,061 shares of its common stock, the Company’s received an interest in SH Acquisition equal to approximately 68% of the interests in SH Acquisition and, therefore, indirectly acquired a right to 68% of the MM Notes and related MM Warrants, which were convertible into approximately 21% of the MedMen Shares outstanding (if such MM Notes and MM Warrants were converted and exercised upon closing the MM Transaction). In addition, interest on the principal amount of the MM Notes shall accrue at an interest rate of LIBOR plus 6%, with a LIBOR floor of 2.5% and, any accrued interest shall be payment-in-kind at a price equal to the trailing 30-day volume weighted average price of the MedMen Shares, as and when such payment-in-kind interest becomes due and payable. SH Acquisition was also granted “top-up” rights enabling it (and its limited partners) to maintain its percentage ownership (on an “as-converted” basis) in the event that MedMen issues equity securities upon conversion of convertible securities that may be issued by MedMen.  Tilray’s ability to convert the Notes and exercise the Warrants is dependent upon U.S. federal legalization of cannabis (a “Triggering Event”) or Tilray’s waiver of such requirement as well as any additional regulatory approvals.

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

On December 1, 2021, the Company acquired all the membership interests in Cheese Grits, LLC, a Georgia limited liability company that owns the SweetWater Brewing Company brewery and taproom in Atlanta, Georgia (the “SW Acquisition”), which facility was previously leased to the Company. Cheese Grits, LLC, was owned by certain former equity holders of SweetWater and current employees. As consideration for the SW Acquisition, the Company paid a purchase price at closing equal to $30,665, which purchase price was satisfied through the assumption of outstanding debt as well as the issuance of 843,687 shares of Tilray Class 2 common stock with a fair value of $8,606. On December 17, 2021, the Company issued an additional 82,224 Class 2 common shares with a fair value at issuance of $776 to satisfy its contractual obligations under the SW Acquisition. As a result of the SW Acquisition, Cheese Grits, LLC has been consolidated as a subsidiary of Tilray beginning on December 1, 2021. The SW Acquisition did not meet the definition of a business under US GAAP and has been treated as an asset acquisition.

On December 7, 2021 the Company acquired all the membership interests in Double Diamond Distillery LLC (d/b/a Breckenridge Distillery), a Colorado limited liability company and a leading distilled spirits brand located in Breckenridge, Colorado, known for its award-winning bourbon whiskey collection and innovative craft spirits portfolio (the “Breckenridge Acquisition”). As consideration for the Breckenridge Acquisition, the Company paid a purchase price in an aggregate amount equal to $114,068, which purchase price was satisfied through the issuance of 12,540,479 shares of Tilray’s Class 2 common shares. As a result, we consolidated Double Diamond Distillery LLC as a subsidiary of Tilray beginning December 7, 2021. Additional information about the Breckenridge Acquisition is included in Note 6 Goodwill.

Long-term investments

Debt securities are classified as available-for-sale and are recorded at fair value and are subject to impairment testing. Other than impairment losses, unrealized gains and losses during the period, net of the related tax effect, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of stockholders’ equity until realized. Upon sale, realized gain and losses are reported in net income. Debt securities are impaired when a decline in fair value is determined to be other-than-temporary. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the duration and extent to which the fair value is less than cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the statements of net loss and a new cost basis for the investment is established. The Company also evaluates whether there is a plan to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. If neither of the conditions exist, then only the portion of the impairment loss attributable to credit loss is recorded in the statements of net loss and the remaining amount is recorded in other comprehensive income (loss).

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing reported net income (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options, warrants and RSUs and the incremental shares issuable upon conversion of the convertible debentures and similar instruments.

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three and nine-months ended February 28, 2022, the dilutive potential common share equivalents outstanding consist of the following:1,870,386 and 2,256,567 common shares from RSUs, nil and 901,781 common shares from share options, 1,007,654 and 3,119,734 common shares from warrants and nil and 1,468,878 common shares from convertible debentures, respectively.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which is intended to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for the Company beginning June 1, 2022. This update should be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

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

Note 3. Inventory

Inventory consisted of the following:

	February 28, 2022	May 31, 2021
Plants	$19,523	$23,083
Dried cannabis	125,527	118,269
Cannabis trim	2,316	2,931
Cannabis derivatives	28,367	24,158
Cannabis vapes	4,298	3,791
Packaging and other inventory items	26,318	31,462
Wellness inventory	13,398	15,171
Beverage alcohol inventory	29,136	5,402
Distribution inventory	24,409	32,162
Total	$273,292	$256,429

During the three and nine months ended February 28, 2022, the Company recorded $0 and $12,000 in our cannabis segment of charges related to inventory write downs as a component of cost of goods sold (February 28, 2021-$0 and $0).

Note 4. Capital assets

Capital assets consisted of the following:

	February 28, 2022	May 31, 2021
Land	$32,118	$28,549
Production facility	441,593	346,510
Equipment	258,747	215,408
Leasehold improvement	8,101	17,059
ROU-assets under finance lease	—	34,726
Construction in progress	9,991	85,322
	$750,550	$727,574
Less: accumulated amortization	(147,078)	(76,876)
Total	$603,472	$650,698

Note 5. Intangible Assets

Intangible assets consisted of the following items:

				Intellectual
	Customer			property,
	relationships	Licenses,	Non-	trademarks,	Total
	& distribution	permits &	compete	know how	intangible
	channel	applications	agreements	& brands	assets
Cost
At May 31, 2021	$239,810	$414,930	$12,453	$990,917	$1,658,110
Additions	—	182	—	856	1,038
Effect of foreign exchange	(9,300)	(17,346)	(659)	(51,738)	(79,043)
At August 31, 2021	230,510	397,766	11,794	940,035	1,580,105
Additions	-	26	-	97	123
Effect of foreign exchange	(6,240)	(11,776)	-	(10,099)	(28,115)
At November 30, 2021	224,270	386,016	11,794	930,033	1,552,113
Additions	-	27	-	4,902	4,929
Business acquisition	10,950	-	-	78,250	89,200
Effect of foreign exchange	1,740	4,279	14	3,079	9,112
At February 28, 2022	236,960	390,322	11,808	1,016,264	1,655,354
Accumulated amortization
At May 31, 2021	18,302	1,167	4,299	28,424	52,192
Amortization	9,466	116	833	14,684	25,099
At August 31, 2021	27,768	1,283	5,132	43,108	77,291
Amortization	10,904	122	1,188	12,593	24,807
At November 30, 2021	38,672	1,405	6,320	55,701	102,098
Amortization	10,621	143	962	12,568	24,294
At February 28, 2022	$49,293	1,548	7,282	68,269	$126,392
Net book value at May 31, 2021	$221,508	$413,763	$8,154	$962,493	$1,605,918
Net book value at August 31, 2021	$202,742	$396,483	$6,662	$896,927	$1,502,814
Net book value at November 30, 2021	$185,598	$384,611	$5,474	$874,332	$1,450,015
Net book value at February 28, 2022	$187,667	$388,774	$4,526	$947,995	$1,528,962

As of February 28, 2022, included in Licenses, permits & applications is $388,360 of indefinite-lived intangible assets (May 31, 2021 - $412,000).

Note 6. Goodwill

The following table shows the carrying amount of goodwill:

	Segment	February 28, 2022	May 31, 2021
Broken Coast Cannabis Ltd.	Cannabis business	$105,963	$105,963
Nuuvera Corp.	Cannabis business	273,606	273,606
LATAM Holdings Inc.	Cannabis business	63,239	63,239
CC Pharma GmbH	Distribution business	4,458	4,458
SweetWater	Beverage alcohol business	100,202	100,202
Tilray-provisional	Cannabis business	2,155,471	2,144,143
Tilray-provisional	Wellness business	77,470	77,470
Breckenridge-provisional	Beverage alcohol business	14,871	—
Effect of foreign exchange		39,820	63,713
Total		$2,835,100	$2,832,794

Arrangement agreement between Tilray Inc. and Aphria Inc.

Pursuant to the Arrangement, as described in Note 1, the Company is within the measurement period of the business acquisition. As of February 28, 2022, the fair values of assets and liabilities acquired have been prepared on a provisional basis and are subject to further adjustments as the Company completes its analysis. The Company will finalize the amounts recognized by April 30, 2022. The fair value adjustments made during the three and nine months ended February 28, 2022 are reflected in the table below:

	February 28, 2022	May 31, 2021
Assets
Cash and cash equivalents	$375,673	$375,673
Accounts receivable	28,054	28,054
Inventory	68,547	76,547
Prepaids and other current assets	2,960	8,960
Capital assets	136,637	136,637
Right-of-use assets, operating leases	12,606	12,606
Definite-lived intangible assets (estimated useful life)
Distribution channel (15 years)	404,000	404,000
Customer relationships (15 years)	59,000	59,000
Know how (5 years)	115,000	115,000
Brands (10 to 25 years)	301,000	301,000
Indefinite-lived intangible assets
Licenses	200,000	200,000
Goodwill-provisional	2,232,941	2,221,613
Other assets	22,879	22,879
Total assets	3,959,297	3,961,969
Liabilities
Accounts payable	62,292	62,292
Accrued expenses and other current liabilities	85,120	85,120
Accrued lease obligations	21,962	21,962
Warrant liability	79,402	79,402
Deferred tax liability	233,719	236,391
Convertible notes	267,862	267,862
Other liabilities	4,034	4,034
Total liabilities	754,391	757,063
Net assets acquired	$3,204,906	$3,204,906

Revenue for the Company would have been higher by approximately $45,000 and $135,000 for the three and nine months ended February 28, 2021, if the acquisition had taken place on June 1, 2020. Net income and comprehensive net income would have been lower by approximately $40,000 and $100,000 for the three and nine months ended February 28, 2021, if the acquisition had taken place on June 1, 2020.

Acquisition of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery)

On December 7, 2021, the Company through its wholly-owned subsidiary Four Twenty Corporation, completed the purchase of all the membership interests of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery), a Colorado limited liability company and a leading distilled spirits brand located in Breckenridge, Colorado (the “Breckenridge Acquisition”). As consideration for the

Breckenridge Acquisition, the Company paid a purchase price in an aggregate amount equal to $114,068, which purchase price was satisfied through the issuance of 12,540,479 shares of Tilray’s Class 2 common shares.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Amount
Consideration
Shares	$114,068
Net assest acquired
Current assets
Cash and cash equivalents	326
Accounts receivable	2,128
Prepaids and other current assets	367
Inventory	20,351
Lont-term assets
Capital assets	11,179
Customer relationships (15 years)	10,950
Intellectual property, trademarks & brands (15 years)	78,250
Goodwill	14,871
Total Assets	138,422
Current liabilities
Accounts payable and accrued liabilities	2,228
Long-term liabilities
Deferred tax liability	22,126
Total liabilities	24,354
Total net assets acquired	$114,068

The goodwill of $14,871 is primarily related to factors such as synergies and market opportunities and is reported under the Company’s Beverage alcohol segment. Revenue for the Company would have been higher by approximately $6,000 and $18,000 for the three and nine months ended February 28, 2021, if the acquisition had taken place on June 1, 2020. Net income and comprehensive net income would have been lower by approximately $1,500 and $4,500 for the three and nine months ended February 28, 2021, if the acquisition had taken place on June 1, 2020.

Note 7. Long term investments

Long term investments consisted of the following:

	February 28, 2022	May 31, 2021
Debt securities classified under available-for-sale method	$122,765	$—
Equity investments measured at fair value level 1	2,417	9,251
Equity investments measured at fair value level 2	2,263	2,934
Equity investments under measurement alternative	5,710	5,500
Total investments in debt and equity securities	$133,155	$17,685

As of February 28, 2022, the Company’s debt securities under available-for-sale method are the MM Notes, described in Note 2 Basis of presentation and summary of significant accounting policies. Interest on the principal amount of the MM Notes shall accrue at an interest rate of LIBOR plus 6%, with a LIBOR floor of 2.5% and, any accrued interest shall be payment-in-kind at a price equal to the trailing 30-day volume weighted average price of the MedMen Shares, as and when such payment-in-kind interest becomes due and payable. The MM Notes, which mature in 2028, are indirectly held by the Company through its majority-owned subsidiary, SH Acquisition.  The Company has the ability, in its sole discretion, to transfer its partnership interest in SH Acquisition and/or the pro rata portion of the MM Notes and the corresponding portion of accrued and unpaid payment-in-kind interest, and/or cause the redemption of the partnership interest and/or the pro rata portion of the MM Notes held by the minority interest in SH Acquisition at any time. The unrealized loss on available-for-sale debt securities of $39,244 and $55,601 in accumulated other comprehensive income for three and nine months ended February 28, 2022 relates to the long-term available-for-sale debt securities. The Company’s allowance for credit losses on debt securities classified as available-for-sale is $0 at February 28, 2022 and no related credit loss expenses were recorded during the three and nine months ended February 28, 2022. Comparisons are not provided for the comparable prior year periods given the MM Transaction did not close until August 17, 2021.

The Company values debt securities under available-for-sale method using the Black-Scholes model (Level 3) with the following weighted-average assumptions:

Expected term	0.2 to 6.2 years
Expected volatility	70%
Effective interest rate	20.4%
Expected dividend yield	0.0%
Probability of conversion	0% to 60%
Strike price	$0.15 to $4.29
Fair value of common stock	$0.13

The Company’s equity investments at fair value consist of publicly traded shares and warrants held by the Company, including certain warrants acquired with the MM Notes and exercisable for equity securities of MedMen’s Class B subordinate voting shares. The Company’s equity investment under measurement alternative includes equity investments without readily determinable fair values.

Unrealized gains and losses recognized in non-operating income (expense) during the three and nine months ended February 28, 2022 on equity investments still held at February 28, 2022 are a loss of $2,951 and a loss of $6,834 (February 28, 2021 – loss of $1,918 and loss of $3,244). There were no impairments or adjustments to equity investments under the measurement alternative for the three and nine months ended February 28, 2022 and 2021.

Note 8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	February 28, 2022	May 31, 2021
Trade payables	$70,249	$57,706
Accrued liabilities	49,503	112,594
Accrued payroll and employment related taxes	7,943	19,390
Income taxes payable	5,530	14,764
Accrued interest	3,378	148
Other accruals	491	8,211
Total	$137,094	$212,813

Note 9. Bank indebtedness

The Company has an operating line of credit in the amount of C$1,000 which bears interest at the lender’s prime rate plus 75 basis points. As of February 28, 2022, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on that certain real property at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has three operating lines of credit for €8,000, €3,500, and €500 each, which bear interest at Euro Over Night Index Average plus 1.79% and Euro Interbank Offered Rate plus 3.682% respectively. As of February 28, 2022, a total of €6,107 ($6,840) was drawn down from the available credit of €12,000. The operating lines of credit are secured by a security interest in the inventory held by CC Pharma GmbH.

Four Twenty Corporation (“420”), a subsidiary of the Company, has a revolving credit facility of $30,000 which bears interest at EURIBOR plus an applicable margin. As of February 28, 2022, the Company has drawn $10,000 on the revolving line of credit. The revolving credit facility is secured by all of 420 and SweetWater’s assets and includes a corporate guarantee by a subsidiary of the Company.

Note 10. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	February 28, 2022	May 31, 2021
Credit facility - C$80,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2022	$55,300	$62,964
Term loan - C$25,000 - Canadian 5-year bond interest rate plus 2.73% with a minimum 4.50%, 5-year term, with a 15-year amortization, repayable in blended monthly payments, due in July 2023	12,967	14,335
Term loan - C$25,000 - 3.95%, compounded monthly, 5-year term with a 15-year amortization, repayable in equal monthly instalments of $188 including interest, due in April 2022	15,346	17,117
Term loan - C$1,250 - 3.85%, 5-year term, with a 10-year amortization, repayable in equal monthly instalments of $13 including interest, due in August 2026	487	587
Mortgage payable - C$3,750 - 3.85%, 5-year term, with a 20-year amortization, repayable in equal monthly instalments of $23 including interest, due in August 2026	2,355	2,562
Vendor take-back mortgage - C$2,850 - 6.75%, 5-year term, repayable in equal monthly instalments of $56 including interest, due in June 2021	—	92
Term loan ‐ €5,000 ‐ Euro Interbank Offered Rate plus 1.79%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	2,240	3,356
Term loan ‐ €5,000 ‐ Euro Interbank Offered Rate plus 2.68%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	2,240	3,356
Term loan ‐ €1,500 ‐ Euro Interbank Offered Rate plus 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in April 2025	1,375	1,831
Term loan ‐ €1,500 ‐ Euro Interbank Offered Rate plus 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in June 2025	1,470	1,831
Mortgage payable - $22,635 - EUROBIR rate plus 1.5%, 10-year term, with a 10-year amortization, repayable in monthly instalments of $57 plus interest, due in October 2030	21,848	—
Term loan - $100,000 - EUROBIR rate plus an applicable margin, 3-year term, repayable in quarterly instalments beginning March 31, 2021 of $7,500 in its first twelve months and $10,000 in each of the next two years, due in March 2024	77,500	98,138
Carrying amount of long-term debt	193,128	206,169
Unamortized financing fees	(1,742)	(2,061)
Net carrying amount	191,386	204,108
Less principal portion included in current liabilities	(70,176)	(36,622)
Total noncurrent portion of long-term debt	$121,210	$167,486

As of February 28, 2022, the Company was in compliance with all the long-term debt covenants.

Note 11. Convertible debentures

The following table sets forth the net carrying amount of the convertible debentures:

	February 28, 2022	May 31, 2021
5.25% Convertible Notes ("APHA 24")	$229,945	$399,444
5.00% Convertible Notes ("TLRY 23")	271,130	268,180
Total	$501,075	$667,624

APHA 24

	February 28, 2022	May 31, 2021
5.25% Contractual debenture	$350,000	$350,000
Debt settlement	(90,760)	(90,760)
Fair value adjustment	(29,295)	140,204
Net carrying amount of APHA 24	$229,945	$399,444

Holders of the APHA 24 may convert all or any portion of their Notes, in multiples of $1 principal amount, at their option at any time between December 1, 2023 to the maturity date of June 1, 2024. The initial conversion rate for the APHA 24 will be 89.31162364 shares of common stock, par value $0.0001 per share, of Tilray Brands, Inc. per $1,000 principal amount of Notes, which will be settled in cash, common shares of Aphria or a combination thereof, at Tilray’s election. This is equivalent to an initial conversion price of approximately $11.20 per common share, subject to adjustments in certain events. In addition, holders of the APHA 24 may convert all or any portion of their Notes, in multiples of $1 principal amount, at their option at any time preceding December 1, 2023, if:

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

(c)	the Company calls any or all of the APHA 24 for redemption or;
(d)	upon occurrence of a specified corporate event.

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

The Company estimated the fair value of the APHA 24 convertible debenture at February 28, 2022 at $887  per convertible debenture using the Black-Scholes model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	1.43%
Expected volatility	70%
Expected term	2.3 years
Expected dividend yield	0.0%

Expected volatility is based on the historical volatility of the Company's common stock.

TLRY 23

	February 28, 2022	May 31, 2021
5.00% Contractual debenture	$277,856	$277,856
Unamortized discount	(6,726)	(9,676)
Net carrying amount of TLRY 23	$271,130	$268,180

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election (the “cash conversion option”). The initial conversion rate for the convertible notes is 5.9735 shares of common stock per one thousand dollar principal amount of notes, which is equivalent to an initial conversion price of approximately $167.41 per share of common stock, which represents approximately 1,659,737 shares of common stock, based on the $277,856 aggregate principal amount of convertible notes outstanding as of February 28, 2022. Throughout the term of the TLRY 23, the conversion rate may be adjusted upon the occurrence of certain events.

Prior to the close of business on the business day immediately preceding April 1, 2023, the TLRY 23 will be convertible only under the specified circumstances. On or after April 1, 2023 until the close of business on the business day immediately preceding the maturity date, September 30, 2023, holders may convert all or any portion of their TLRY 23, in multiples of $1 principal amount, at the option of the holder regardless of the aforementioned circumstances.

Note 12. Warrant liability

Warrants outstanding at February 28, 2022:

			Balance			Balance
	Classification	Exercise Price	May 31, 2021	Issued	Exercised/Expired	February 28, 2022
Expiration date – September 26, 2021	Equity	3.08	166,000	—	(166,000)	—
Expiration date – January 30, 2022	Equity	9.08	5,828,651	—	(5,828,651)	—
Expiration date – March 17, 2025	Liability	5.95	6,209,000	—	—	6,209,000
			12,203,651	—	(5,994,651)	6,209,000

	February 28, 2022		February 28, 2021
		Weighted		Weighted
	Number of	average	Number of	average
	warrants	price	warrants	price
Outstanding, opening	12,203,651	$7.41	5,994,651	$8.91
Exercised during the period	—	—	—	—
Issued during the period	—	—	—	—
Cancelled during the period	—	—	—	—
Expired during the period	(5,994,651)	$8.91	—	—
Outstanding, ending	6,209,000	$5.95	5,994,651	$8.91

The Company estimated the fair value of the Warrant liability at February 28, 2022 at $3.12 per warrant using the Black-Scholes pricing model (Level 3) with the following weighted-average assumptions:

Risk-free interest rate	1.59%
Expected volatility	70%
Expected term	3.6 years
Expected dividend yield	0.0%
Strike price	$5.95
Fair value of common stock	$6.10

Note 13. Stock-based compensation

The Company operates stock-based compensation plans as disclosed in our Annual Report. For the three and nine months ended February 28, 2022, the total stock-based compensation was $9,355 and $27,025 (February 28, 2021 - $3,075 and $11,414).

During the three and nine months ended February 28, 2022, the Company did not grant any further stock options or RSUs out of Aphria’s predecessor plan. The Company's total stock-based compensation expense recognized is as follows:

	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021
Stock options	$273	$727	$4,968	$2,977
RSUs	9,082	2,348	22,057	8,437
Total	$9,355	$3,075	$27,025	$11,414

Note 14. Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss includes the following components:

	Foreign currency translation gain (loss)	Unrealized loss on convertible notes receivables	Unrealized loss on available-for-sale debt securities	Less non-controlling interests	Total
Balance May 31, 2021	$156,417	$(3,749)	$—	$—	$152,668
Other comprehensive loss	(100,772)	(649)	—	—	(101,421)
Balance August 31, 2021	$55,645	$(4,398)	$—	$—	$51,247
Other comprehensive loss	(32,367)	52	(16,357)	7,020	(41,652)
Balance November 30, 2021	$23,278	$(4,346)	$(16,357)	$7,020	$9,595
Other comprehensive loss	18,498	(52)	(39,244)	12,213	(8,585)
Balance February 28, 2022	$41,776	$(4,398)	$(55,601)	$19,233	$1,010

Note 15. Non-controlling interests

The following tables summarize the information relating to the Company’s subsidiaries, Superhero LP, CC Pharma Nordic ApS, Aphria Diamond, and ColCanna S.A.S. before intercompany eliminations. During the three and nine months ended February 28, 2022, the Company made contributions to Superhero LP of $0 and $117,804 in the form of Tilray Class 2 common shares, the Company paid dividends of C$0 and C$70,000 (USD$56,630) to the stockholders of Aphria Diamond (“DDH note”), with the portion allocated to the non-controlling partner settled via issuance of Tilray Class 2 common shares. There were no other contributions or distributions during the period.

Summary of financial information of non-controlling interests as of February 28, 2022:

	Superhero LP	CC Pharma Nordic ApS	Aphria Diamond	ColCanna S.A.S.	February 28, 2022
Current assets	$—	$568	$91,076	$264	$91,908
Non-current assets	122,765	155	155,589	144,733	423,242
Current liabilities	—	(700)	(174,750)	(6,758)	(182,208)
Non-current liabilities	—	(410)	(14,739)	(16)	(15,165)
Net assets	$122,765	$(387)	$57,176	$138,223	$317,777

Summary of financial information of non-controlling interests as of May 31, 2021:

	CC Pharma Nordic ApS	Aphria Diamond	ColCanna S.A.S.	May 31, 2021
Current assets	$919	$19,531	$315	$20,765
Non-current assets	103	153,696	146,587	300,386
Current liabilities	(956)	(28,511)	(62)	(29,529)
Non-current liabilities	(406)	(69,332)	(6,606)	(76,344)
Net assets	$(340)	$75,384	$140,234	$215,278

Summary of financial information of non-controlling interests for the nine months ended February 28, 2022:

	Superhero LP	CC Pharma Nordic ApS	Aphria Diamond	ColCanna S.A.S.	February 28, 2022
Revenue	$—	$354	$88,470	$—	$88,824
Total expenses	(7,568)	431	47,841	(192)	40,512
Net (loss) income	7,568	(77)	40,629	192	48,312
Other comprehensive (loss) income	(55,601)	30	(2,509)	(2,203)	(60,283)
Net comprehensive income	$(48,033)	$(47)	$38,120	$(2,011)	$(11,971)
Non-controlling interest %	32%	25%	49%	10%	NA
Net comprehensive (loss) income	$(15,371)	$(12)	$18,679	$(201)	$3,095

Summary of financial information of non-controlling interests for the nine months ended February 28, 2021:

	CC Pharma Nordic ApS	Aphria Diamond	ColCanna S.A.S.	February 28, 2021
Revenue	$473	$112,035	$—	$112,508
Total expenses	802	33,937	581	35,320
Net (loss) income	(329)	78,098	(581)	77,188
Other comprehensive (loss) income	—	—	—	—
Net comprehensive income	$(329)	$78,098	$(581)	$77,188
Non-controlling interest %	25%	49%	10%	NA
Net comprehensive (loss) income	$(82)	$38,266	$(58)	$38,126

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

The Company reported income tax benefit of $(1,830) and $(2,739) for the three and nine months ended February 28, 2022 and income tax expense of $6,310 and income tax benefit of $(13,707) for the three and nine months ended February 28, 2021. The income tax expense (benefit) in the current period varies from the US statutory income tax rate and prior period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 17. Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt (refer to Note 10 Long-term debt), convertible notes (refer to Note 11 Convertible Debentures), material purchase commitments and construction commitments as follows:

	Total	2023	2024	2025	2026	Thereafter
Long-term debt repayment	$193,128	$70,176	$95,243	$4,562	$4,142	$19,005
Convertible notes, principal and interest	589,716	27,503	299,570	262,643	—	—
Material purchase obligations	26,618	20,581	3,912	1,349	285	491
Construction commitments	1,221	1,221	—	—	—	—
Total	$810,683	$119,481	$398,725	$268,554	$4,427	$19,496

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

The following table presents the future undiscounted payment associated with lease liabilities as of February 28, 2022:

Operating
leases
2023	$4,771
2024	4,302
2025	3,588
2026	3,838
Thereafter	10,089
Total minimum lease payments	$26,588
Imputed interest	(3,674)
Obligations recognized	$22,914

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

Net revenue is comprised of:

	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021
Cannabis revenue	$69,178	$55,702	$232,540	$192,977
Cannabis excise taxes	(14,133)	(13,981)	(48,271)	(45,288)
Net cannabis revenue	55,045	41,721	184,269	147,689
Beverage alcohol revenue	20,473	12,358	51,500	13,112
Beverage alcohol excise taxes	(876)	(416)	(2,735)	(460)
Net beverage alcohol revenue	19,597	11,942	48,765	12,652
Distribution revenue	62,532	70,237	198,587	210,508
Wellness revenue	14,697	—	43,426	—
Total	$151,871	$123,900	$475,047	$370,849

Note 19. Cost of goods sold

Cost of goods sold is comprised of:

	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021
Cannabis costs	$37,042	$25,373	$122,492	$80,780
Beverage alcohol costs	8,091	7,056	20,674	7,337
Distribution costs	57,566	61,015	178,093	182,048
Wellness costs	9,343	—	30,238	—
Total	$112,042	$93,444	$351,497	$270,165

Note 20. General and administrative expenses

General and administrative expenses are comprised of:

	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021
Executive compensation	$4,238	$1,916	$9,565	$6,877
Office and general	4,012	3,446	21,755	12,285
Salaries and wages	14,076	8,888	37,536	27,052
Stock-based compensation	9,355	3,075	27,025	11,414
Insurance	4,835	3,155	14,461	9,265
Professional fees	3,601	2,679	9,669	8,785
Gain on sale of capital assets	(861)	-	(631)	-
Insurance proceeds	(4,032)	-	(4,032)	-
Travel and accommodation	1,102	654	2,876	1,906
Rent	2,119	678	3,177	1,152
Total	$38,445	$24,491	$121,401	$78,736

Note 21. Non-operating income (expense)

Non-operating income (expense) is comprised of:

	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021
Change in fair value of convertible debenture	$56,128	$(213,538)	$151,851	$(283,881)
Change in fair value of warrant liability	21,089	—	58,802	—
Foreign exchange loss	(2,548)	(3,884)	(18,452)	(23,586)
Loss on long-term investments	(3,326)	(2,733)	(6,834)	(4,252)
Other non-operating (losses) gains, net	1,376	(185)	962	5,371
Total	$72,719	$(220,340)	$186,329	$(306,348)

Note 22.	Fair value measurements

Financial instruments

The Company has classified its financial instruments as described in Note 3 Significant accounting policies in our Annual Report.

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

At February 28, 2022 the Company’s long-term debt of $18,188 (May 31, 2021 - $20,358) is subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for Government of Canada securities of similar duration. In each period thereafter, the incremental premium is held constant while the Government of Canada security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2022 and May 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	February 28, 2022
Financial assets
Cash and cash equivalents	$279,214	$—	$—	$279,214
Convertible notes receivable	—	1,173	—	1,173
Equity investments measured at fair value	2,417	2,263	5,710	10,390
Debt securities classified under available-for-sale method	—	—	122,765	122,765
Financial liabilities
Warrant liability	—	—	19,366	19,366
Contingent consideration	—	—	31,592	31,592
APHA 24 Convertible debenture	—	—	229,945	229,945
Total recurring fair value measurements	$281,631	$3,436	$409,378	$694,445

	Level 1	Level 2	Level 3	May 31, 2021
Financial assets
Cash and cash equivalents	$488,466	—	—	$488,466
Convertible notes receivable	—	2,485	—	2,485
Equity investments measured at fair value	9,251	2,934	5,500	17,685
Debt securities classified under available-for-sale method	—	—	—	—
Financial liabilities
Warrant liability	—	—	78,168	78,168
Contingent consideration	—	—	60,657	60,657
APHA 24 Convertible debenture	—	—	399,444	399,444
Total recurring fair value measurements	$497,717	$5,419	$543,769	$1,046,905

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, debt securities classified as available-for-sale, acquisition-related contingent consideration, and warrant liability.

Convertible notes receivable, and equity investments are recorded at fair value. The estimated fair value is determined using quoted market prices, broker or dealer quotations or discounted cash flows and is classified as Level 2. Certain equity investments recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1.

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

The contingent consideration from the acquisition of SweetWater, first due in December 2023 and payable in cash, is determined by discounting future expected cash outflows at a discount rate of 5%, and probability of achievement of 50%. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3.

The APHA 24 Convertible debentures are recorded at fair value. The estimated fair value is determined using the Black-Scholes option pricing model and is classified as Level 3.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

	APHA 24			Debt
	Convertible	Warrant	Contingent	Securities
	Debt	Liability	Consideration	AFS	Total
Balance, May 31, 2021	(399,444)	(78,168)	(60,657)	—	(538,269)
Additions	—	—	—	170,799	170,799
Disposals	—	—	—	—	—
Unrealized gain (loss) on fair value	169,499	58,802	29,065	(48,034)	209,332
Balance, February 28, 2022	$(229,945)	$(19,366)	$(31,592)	$122,765	$(158,138)

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in non-operating income (loss) using the following inputs:

Financial asset / financial liability	Valuation technique	Significant unobservable input	Inputs
APHA Convertible debentures	Black-Scholes	Volatility, expected life	70% 2.3 years
Warrant liability	Black-Scholes	Volatility, expected life	70% 3.6 years
Contingent consideration	Discounted cash flows	Discount rate, achievement	5% 50%
Debt securities classified under available-for-sale method	Black-Scholes	Interest rate, conversion	20% 0% to 60%

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

Segment net revenue from external customers:

	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021
Cannabis business	$55,045	$41,721	$184,269	$147,689
Distribution business	62,532	70,237	198,587	210,508
Beverage alcohol business	19,597	11,942	48,765	12,652
Wellness business	14,697	—	43,426	—
Total	$151,871	$123,900	$475,047	$370,849

Segment gross profit from external customers:

	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021
Cannabis business	$18,003	$16,348	$61,777	$66,909
Distribution business	4,966	9,222	20,494	28,460
Beverage alcohol business	11,506	4,886	28,091	5,315
Wellness business	5,354	—	13,188	—
Total	$39,829	$30,456	$123,550	$100,684

Channels of Cannabis revenue were as follows:

	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021
Revenue from Canadian medical cannabis products	$7,050	$5,931	$23,353	$18,571
Revenue from Canadian adult-use cannabis products	43,504	48,097	162,632	163,220
Revenue from wholesale cannabis products	2,804	1,327	6,763	6,559
Revenue from international cannabis products	15,820	347	39,792	4,627
Less excise taxes	(14,133)	(13,981)	(48,271)	(45,288)
Total	$55,045	$41,721	$184,269	$147,689

Geographic net revenue:

	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021
North America	$73,234	$54,190	$236,220	$159,857
EMEA	74,671	68,701	225,596	207,492
Rest of World	3,966	1,009	13,231	3,500
Total	$151,871	$123,900	$475,047	$370,849

Geographic capital assets:

	February 28, 2022	May 31, 2021
North America	$472,096	$504,575
EMEA	127,482	140,838
Rest of World	3,894	5,285
Total	$603,472	$650,698

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the three and nine months ended February 28, 2022 and 2021, there were no major customers representing greater than 10% of our annual revenues.
Note 24.	Subsequent Events

On March 3, 2022, we entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC and Canaccord Genuity LLC (each, an “Agent” and together, the “Agents”), pursuant to which we may offer and sell shares of Tilray’s Class 2 common stock, par value $0.0001 per share, having an aggregate offering price of up to $400 million from time to time through an at the market equity offering program under which the Agents act as sales agent (the “ATM Program”). Under the Sales Agreement, the Agents may sell shares by methods deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including but not limited to sales made directly on or through the Nasdaq Global Select Market or on any other existing trading market for Tilray’s Class 2 common stock. Each Agent will be entitled to a commission of up to three percent (3.0%) of the gross proceeds of each sale of Tilray’s Class 2 common stock made through or to such Agent from time to time under the Sales Agreement.

As of April 6, 2022, we sold an aggregate of 16,941,537 shares of Tilray’s Class 2 common stock under the Sales Agreement, resulting in aggregate net proceeds to us of approximately $88 million, and gross proceeds of approximately $90 million, and paid to the Agents commissions and fees of approximately $2 million, and other expenses of $0.3 million. As of April 6, 2022, the remaining availability under the Sales Agreement is approximately $310 million. As a result of the sale of shares from the ATM Program, the exercise price on the outstanding warrants have been adjusted from $5.95 to $4.91.

On March 15, 2022, the Company entered into a sale agreement for the disposition of its Nanaimo, Canada, facility for a purchase price equal to CAD $18.25 million, with a targeted closing date in June 2022 subject to customary terms and satisfactory of closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended February 28, 2022 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

Company Overview

We are a leading global cannabis-lifestyle and consumer packaged goods company headquartered in Leamington, Ontario, with the largest global geographic footprint in the industry; including operations in Canada, the United States, Europe, Australia, New Zealand and Latin America that is changing people’s lives for the better – one person at a time – by inspiring and empowering the worldwide community to live their very best life by providing them with products that meet the needs of their mind, body, and soul and invoke a sense of wellbeing. Tilray’s mission is to be the trusted partner for its patients and consumers by providing them with a cultivated experience and health and wellbeing through high-quality, differentiated brands and innovative products.

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

On April 30, 2021, upon consummation of the arrangement with Aphria Inc. (“Aphria”) pursuant to a plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”), Aphria stockholders and Tilray stockholders owned approximately 61.2% and 38.8%, respectively, of the post-closing outstanding Tilray common stock resulting in the reverse acquisition of Tilray, whereby Tilray is the legal acquirer and Aphria is the acquirer for accounting purposes. Accordingly, as reported in our Annual Report and in this Form 10-Q, the assets and liabilities of Aphria are presented at their historical carrying values and the assets and liabilities of Tilray are recognized on the effective date of the business combination transaction and measured at fair value. The operating results for the comparable period, the three and nine months ended February 28, 2021, are of those of Aphria. Accordingly, comparisons between the Company's results for the three and nine months ended February 28, 2022 and prior periods may not be meaningful. In conjunction with the reverse acquisition, the Company elected to adopt Aphria’s fiscal year of June 1 to May 31.

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

Trends and Other Factors Affecting Our Business

Market Dynamics.

Our cannabis business reporting segment operates in an industry that is still in its early stages of development. In Canada, the industry celebrated its third year of adult-use legalization in October 2021. As the industry continues to mature, there are a number of new entrants into the industry, which has led to increased competition.   This competitive environment in the Canadian cannabis industry subjects us to the risk of loss of market share, price discounting by competitors, and to the challenge of acquiring new customers amidst the evolving market changes. The number of licenses granted, and the number of licensed producers ultimately authorized by Health Canada could have an adverse impact on our ability to compete for market share in Canada.  During the three months ended February 28, 2022, we maintained our market leadership within Canada but experienced a decline in market share percent to 10.2% from the 12.8% market share we maintained for the three months ended November 30, 2021. Prior to the end of our fiscal second quarter, the Company was primarily focused on margin maintenance in Canada. With the current market dynamics and the Company’s cost advantages, the Company adjusted its focus to be more price competitive in the value, mainstream and premium plus market categories, particularly, in vape and pre-rolled products. Our price adjustments in the vape and pre-rolled markets proved successful, with the Company increasing its market share in both categories in the current quarter, as measured by HiFyre data.

The cannabis industry in Europe is also in its early stages of development whereby countries within Europe are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to broadly legalize adult-use cannabis (Germany, Portugal, Luxembourg and Malta), some are engaging in an experiment for adult-use (Netherlands, Switzerland) and some are debating regulations for cannabinoid-based medicine (France, Spain, Italy, and the United Kingdom).  In Europe, we believe that, despite continuing COVID-19 pressure, and the Russian conflict with Ukraine cannabis legalization (both medicinal and adult-use) will continue to gain traction, especially following actions of the Maltese and German governments. We also continue to believe that Tilray remains uniquely positioned to win in these markets with its infrastructure being the only company with EU-GMP cultivation facilities in two countries within Europe, our distribution network and our demonstrated commitment to the availability, quality and safety of our products.  Today, Germany remains the largest medical cannabis market in Europe.

The following is a summary of the state of cannabis legalization within Europe:

Germany. The new coalition government led by chancellor Olaf Schulz declared its intention to legalize adult-use cannabis use, which aims to regulate the sale of adult-use cannabis. To date, Tilray remains the sole producer among the three selected to distribute domestically grown cannabis for the BfArM through its state-of-the-art first operating medical cannabis center in Neuemunster.

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

Italy.  Cannabis activists successfully set up a referendum to decriminalize domestic cannabis cultivation and remove penalties for cannabis possession. Although blocked by the constitutional court on other grounds, we are witnessing strong evolutions in the ways the Italian Government and administration are planning to facilitate patient access to medical cannabis. We project the market opening towards more exhaustive supply sources for flowers and extracts.

Switzerland.  In October 2021, Switzerland announced its intention to legalize cannabis by allowing production, cultivation, trade, and consumption. In the meantime, a three-year pilot project will commence in the Fall 2022 to conduct scientific studies on the cannabis market and its impact on Swiss society.

Spain. A subcommittee on medical cannabis was recently created in Spanish Congress' Health Committee. Hearings started in early March 2022, with a series of national and EU experts attending. A report with recommendations for a regulation on MC in Spain is expected by the end of June 2022, which will likely lead the way for a government-sponsored bill on medical cannabis.

France.  France launched a two-year pilot experiment to supply approximately 3,000 patients with medical cannabis. To date, approximately 1,500 patients are enrolled in the experiment.

United Kingdom. Medical cannabis is legal in the United Kingdom, however, there is a need to maximize both clinical research and patient benefit in a safe, cautious and ethical manner so that those patients for whom medical cannabis is shown to be effective can access it. Currently, a new piece of legislation is in discussion, which aims to improve access to cannabinoid-based medicine through two measures: (1) expanding the ability to prescribe these products to General Practitioners (GPs) who are registered with the General Medical Council and (2) establishing a commission for the assessment of cannabinoid-based medicinal products. The bill is sitting for the session of May 6 at the House of Commons. The department of health and social care announced that trials of medical cannabis in the UK will begin “as soon as possible.” The Government's National Institute for Health Research oversees the studies, which will study the effects of medical cannabis on epilepsy.

Acquisitions and synergies.

We have grown, and strive to continue to expand our business, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result the in long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration costs as we combine acquired companies and continue to achieve synergies. For the nine months ended February 28, 2022, we incurred $42.9 million of transaction costs.

In connection with the Arrangement, we committed to achieving at least $80 million of synergies in connection with the integration of Tilray and Aphria and developed a robust plan and timeline to achieve such synergies.  In executing our integration plan, we evaluated and optimized the organizational structure, evaluated and retained the talent and capabilities we identified as necessary to achieve our longer-term growth plan and vision, reviewed contracts and arrangements, and analyzed our supply chain and our strategic partnerships.  During the nine months ended February 28, 2022, we have executed on a series of synergistic actions, which included:

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

•

We continued efforts to close down the legacy-Tilray Canadian facilities in Nanaimo and Enniskillen and integrate their forecasted demand into our Leamington facilities, thereby aligning our cost structure across our brands and products in Canada. On December 24, 2021, the Company agreed to extend the lease term of the Enniskillen facility to September 30, 2022, pursuant to a lease amendment that is intended to provide the Company with additional time to facilitate a disposition of the facility. On March 15, 2022, the Company entered into a sale agreement for the Nanaimo, Canada, facility for CAD $18.25 million with an expected closing date in June 2022 as outlined in Note 24.

•

We rightsized our real-estate portfolio to match our changing business needs through our site rationalizations and through the reduction of our commercial office space. Specifically, we reduced our redundant commercial office space by terminating a Toronto office lease, repudiating our Minneapolis lease and sub-leasing a portion of our Seattle office lease. Additionally, we sold two vacant land properties adjacent to our Nanaimo, Canada, facility with the first closing completed in this fiscal quarter for a purchase price of $3.7 million and the second property expected to close in May 2022 for a purchase price of CAD $1.9 million.

Due to the Company’s decisive and impactful actions in connection with the integration of Tilray and Aphria, we are on track to achieve the identified $80 million of cost synergies 5 months earlier than previously projected. As of the date of this filing, we achieved $76 million in cost-savings on a run-rate basis and $42 million in actual cash-savings. Additionally, we have identified an additional $20 million of synergies, bringing the total identified synergies to $100 million, which we expect to achieve by the end of our fiscal year ended May 31, 2023 to drive further stockholder value.

During the nine months ended February 28, 2022, we also executed on other strategic transactions, as follows:

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

Lastly, on March 3, 2022, Tilray announced a proposed agreement for a potential strategic alliance with HEXO Corp. (“HEXO”). Through this potential alliance, both companies would be expected to realize commercial benefits with production efficiencies and support services. The Company would also acquire up to $211 million of senior secured convertible notes (“Notes”) that were issued by HEXO and are currently held by funds affiliated with HT Investments MA LLC.  The Notes would be amended to permit the Company to exercise conversion rights and potentially acquire a significant equity ownership position in HEXO. In connection with the proposed agreement, the Company would agree to amend and restate the indenture governing the Notes, to among other things, (i) extend the maturity date by three years, to May 1, 2026; (ii) provide for the revised interest amounts; and (iii) amend or eliminate certain affirmative and negative covenants. The Notes will also provide the Company with subscription rights and top-up rights in respect of all future equity and debt issuances by HEXO following closing. The proposed transaction is subject to satisfactory completion of due diligence, negotiation of definitive agreements and satisfaction of a number of conditions precedent to closing.

The Coronavirus ("COVID-19") Pandemic, Its Impact on Us

We continuously address the effects of the COVID-19 pandemic, a discussion of which is available in sections entitled "Risk Factors" in Item 1A of Part I and “The Coronavirus ("COVID-19") Pandemic, Its Impact on Us” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

During the three and nine months ended February 28, 2022, our business operations experienced the following as result of the COVID-19 pandemic:

Our Canadian adult-use cannabis business continued to experience the effect of the changes in consumer demand that were established during the onset of COVID-19 pandemic and periods of lockdown. As we previously reported, consumers shifted their demand behavior to purchasing elections based primarily on pricing. This consumer model of purchasing eroded the sales of our higher quality, higher priced brands resulting in our market share reduction during the period. Our Canadian medical cannabis business experienced a slight uptick in patient demand. In our international cannabis business, we continue to see access to physician practices remains limited due to protective measures in place throughout Germany, slowing down the adoption of medical cannabis as an innovative treatment option. Our distribution business experienced slight improvement in the global supply chain disrupted by the COVID-19 pandemic resulting in a modest increase in net revenue in its base currency but due to the impact of change in the exchange rate between the US dollar and the Euro, the Company recognized a decrease in sales from the prior year’s comparable period. Our beer and alcohol business continues to see a decline in on-premise business primarily as the on-premise industry dealt with a lack of staffing and a change demand pattern related to after work alcohol consumption. The continued impact of the COVID-19 pandemic has hampered revenue growth in our main consumer facing markets. Within the hemp food segment of our business, we continue to navigate the changes with growth in ecommerce and “click + pickup” channels offsetting declines in traditional retailer channels as consumer shopping behaviors shift.

Our business and operating results for the three and nine months ended February 28, 2022 continue to be impacted by the COVID-19 pandemic, including Delta and Omicron variants. The COVID-19 pandemic remains highly volatile, and the responses of local governments based on numbers of new cases, disease severity, risk of reinfection, and vaccine performance continue are unpredictable. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus. We will continue to assess our operations and will continue to consider the guidance of local governments throughout the world. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations.

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Net revenue	$151,871	$123,900	$27,971	23%	$475,047	$370,849	$104,198	28%
Cost of goods sold	112,042	93,444	18,598	20%	351,497	270,165	81,332	30%
Gross profit	39,829	30,456	9,373	31%	123,550	100,684	22,866	23%
Operating expenses:
General and administrative	38,445	24,491	13,954	57%	121,401	78,736	42,665	54%
Selling	8,641	6,155	2,486	40%	25,283	18,051	7,232	40%
Amortization	24,590	10,786	13,804	128%	84,345	19,121	65,224	341%
Marketing and promotion	7,578	3,259	4,319	133%	20,163	12,436	7,727	62%
Research and development	164	127	37	29%	1,464	472	992	210%
Transaction costs	9,238	9,688	(450)	(5%)	42,937	30,352	12,585	41%
Total operating expenses	59,591	54,506	5,085	9%	295,593	159,168	136,425	86%
Operating loss	(19,762)	(24,050)	4,288	(18%)	(142,978)	(58,484)	(84,494)	144%
Interest expense, net	(2,312)	(7,943)	5,631	(71%)	(22,422)	(18,511)	(3,911)	21%
Non-operating (expense) income, net	72,719	(220,340)	293,059	(133%)	186,329	(306,348)	492,677	(161%)
Income (loss) before income taxes	50,645	(252,333)	302,978	(120%)	20,929	(383,343)	404,272	(105%)
Income taxes (recovery)	(1,830)	6,310	(8,140)	(129%)	(2,739)	(13,707)	10,968	(80%)
Net income (loss)	52,475	(258,643)	311,118	(120%)	23,668	(369,636)	393,304	(106%)

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

	For the three months ended February 28,		For the nine months ended February 28,
(in thousands of U.S. dollars)	2022	2021	2022	2021
Net cannabis revenue	$55,045	$41,721	$184,269	$147,689
Net beverage alcohol revenue	19,597	11,942	48,765	12,652
Distribution revenue	62,532	70,237	198,587	210,508
Wellness revenue	14,697	NA	43,426	NA
Cannabis gross margin	33%	39%	34%	45%
Cannabis adjusted gross margin (1)	33%	39%	40%	45%
Beverage alcohol gross margin	59%	41%	58%	42%
Distribution gross margin	8%	13%	10%	14%
Wellness gross margin	36%	NA	30%	NA
Adjusted EBITDA (1)	10,086	9,367	36,543	27,576
Cash and cash equivalents	279,214	210,591	279,214	210,591
Working capital	413,358	331,923	413,358	331,923
Free cash flow (1)	(47,742)	(3,372)	(173,682)	(80,290)
Adjusted free cash flow (1)	(35,600)	6,316	(105,030)	(49,938)

(1) Cannabis adjusted gross margin, adjusted EBITDA, free cash flow, and adjusted free cash flow are non-GAAP financial measures. See “Use of Non-GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure.

NA=This reporting segment did not exist in the prior year period.  The related acquisition occurred thereafter.

Segment Reporting

Management updated our reporting segments during the three and nine months ended February 28, 2022. While the Company reported “business under development” as a fifth reporting segment in its previous Annual Report, management determined that this no longer met the definition of a reporting segment. Our reporting segments revenue is primarily comprised of revenues from our cannabis, distribution, beverage alcohol operations, and wellness, as follows:

	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Cannabis business	$55,045	$41,721	$13,324	32%	$184,269	$147,689	$36,580	25%
Distribution business	62,532	70,237	(7,705)	(11%)	198,587	210,508	(11,921)	(6%)
Beverage alcohol business	19,597	11,942	7,655	64%	48,765	12,652	36,113	285%
Wellness business	14,697	—	14,697	NM	43,426	—	43,426	NM
Total net revenue	$151,871	$123,900	$27,971	23%	$475,047	$370,849	$104,198	28%

Our geographic revenue is, as follows:

	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
North America	$73,234	$54,190	$19,044	35%	$236,220	$159,857	$76,363	48%
EMEA	74,671	68,701	5,970	9%	225,596	207,492	18,104	9%
Rest of World	3,966	1,009	2,957	293%	13,231	3,500	9,731	278%
Total net revenue	$151,871	$123,900	$27,971	23%	$475,047	$370,849	$104,198	28%

Our geographic capital assets are, as follows:

			Change	% Change
(in thousands of U.S. dollars)	February 28, 2022	May 31, 2021	2022 vs. 2021
North America	$472,096	$504,575	$(32,479)	(6%)
EMEA	127,482	140,838	(13,356)	(9%)
Rest of World	3,894	5,285	(1,391)	(26%)
Total capital assets	$603,472	$650,698	$(47,226)	(7%)

Cannabis revenue

Cannabis revenue based on market channel is, as follows:

	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenue from Canadian medical cannabis products	$7,050	$5,931	$1,119	19%	$23,353	$18,571	$4,782	26%
Revenue from Canadian adult-use cannabis products	43,504	48,097	$(4,593)	(10%)	162,632	163,220	$(588)	(0%)
Revenue from wholesale cannabis products	2,804	1,327	$1,477	111%	6,763	6,559	$204	3%
Revenue from international cannabis products	15,820	347	$15,473	4,459%	39,792	4,627	$35,165	760%
Total cannabis revenue	69,178	55,702	$13,476	24%	232,540	192,977	$39,563	21%
Excise taxes	(14,133)	(13,981)	$(152)	1%	(48,271)	(45,288)	$(2,983)	7%
Total cannabis net revenue	$55,045	$41,721	$13,324	32%	$184,269	$147,689	$36,580	25%

Revenue from Canadian medical cannabis products:  Revenue from Canadian medical cannabis products increased 19% to $7.1 million and 26% to $23.4 million for the three and nine months ended February 28, 2022, compared to revenue of $5.9 million and $18.6 million for the prior year same periods. This increase in revenue from medical cannabis products is primarily driven by the contributions of legacy Tilray’s medical cannabis business resulting from the business combination of April 30, 2021. The increase is also due to new innovative product launches, including our new brand Symbios launched earlier in the year, to address unmet medical needs and to provide patients with more choices in managing their health conditions with medical products.  This increase was partially offset by the limitations caused by the COVID-19 pandemic from patients unable or unwilling to see a doctor as well as increased competition from the adult-rec and the price compression therein.

Revenue from Canadian adult-use cannabis products: During the three and nine months ended February 28, 2022, our gross revenue from Canadian adult-use cannabis product decreased 10% to $43.5 million and decreased to $162.6 million compared to revenue of $48.1 million and $163.2 million for the prior year same periods. The decrease in gross revenue from Canadian adult-use cannabis is primarily driven by the following series of factors:

•

We continued to experience the residual impact of the COVID-19 pandemic in relation to consumer behaviors through their heightened sensitivity to price and appetite for sacrificing brand loyalty to save costs;

•

We continued to experience disruptions to consumer’s purchasing patterns as a result of the COVID-19 pandemic. The decline was partially driven by the government lockdowns reinstated in Ontario to combat the Omicron variant, as well as vaccine passport requirements to shop in retail stores in Quebec, reducing consumer’s accessibility to our products; and

•

We also experienced additional declines in average gross selling price due to increased price-based competition in the more recent months from increased competition in the market. During the three months ended February 28, 2022, we maintained our market leadership but experienced a decline in market share to 10.2% from 12.8% at November 30, 2021 as a result of these factors.

•	These factors were partially offset by the impact of the Arrangement, by including legacy Tilray revenue.

We continue to focus on expanding our product offerings to accommodate the changes in our adult-use customers, During the first quarter, we completed our first shipments to Nunavut, Canada. In the second quarter of 2022, we expanded the terms of our distribution partnership with Rose LifeScience, which will now represent the entire Tilray portfolio in Quebec. In addition, we expanded our partnership with Great North Distributors, Inc. to represent the entire Tilray portfolio and cover all of Canada, except for Quebec, using its established network.

The Company has also announced the planned strategic alliance with HEXO. We plan to leverage this relationship to allow us to identify production efficiencies and generate cost savings.

The nine months decrease in gross revenue is attributable to the same factors as the cause for the decrease in the three months.

Wholesale cannabis revenue: Revenue from wholesale cannabis products increased 111% to $2.8 million and increased 3% to $6.8 million for the three and nine months ended February 28, 2022 compared to revenue of $1.3 million and $6.6 million for the prior year same periods. The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales.

International cannabis revenue: Revenue from international cannabis products increased 4,459% to $15.8 million and 760% to $39.8 million for the three and nine months ended February 28, 2022 compared to revenue of $0.3 million and $4.6 million for the prior year same periods. The increase is due to the contributions of legacy Tilray’s larger international cannabis business as well as newly obtained business to business transactions. In Europe, we believe that, despite continuing COVID-19 pressure, cannabis legalization (both medicinal and adult-use) will continue to gain traction, especially following actions of the German and Maltese governments.  We also continue to believe that Tilray remains uniquely positioned to win in these markets with its infrastructure being the only company with EU-GMP cultivation facilities in two countries within Europe and our demonstrated commitment to the consistency, quality and safety of our products.

Germany. During the three and nine months ended February 28, 2022, we continued to experience deceleration in the growth of our business caused by the COVID-19 pandemic, which resulted in some patients being unable or unwilling to see a doctor.  Despite these impacts, we generated 19% revenue growth in connection with our medical cannabis products when compared to the prior quarter.

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

France. We were selected as one of the four suppliers in a two-year pilot experiment to supply approximately 3,000 patients with medical cannabis. To date, approximately 1,500 patients are enrolled in the experiment.

Italy. We are one of five distributors licensed to import medical cannabis into the Italian medical cannabis market.

United Kingdom. In the prior quarter, we completed a shipment of a wide range of dried flower products with high, medium and balanced potencies into the UK medical cannabis market.

Ireland. We are one out of only two suppliers within the Irish market whose cannabinoid-based medical products are eligible for reimbursement.

Australia. We continue to strengthen the reputation of our Tilray medical brand whereby, through a contract with the Department of Health in Victoria, 90 children are now participating in a government funded seizure program utilizing our cannabinoid-based medical products, which will continue to the end of calendar year 2024.

Malta.  We completed our first sale of medical cannabis dried flower in Malta in the quarter, and then in March, we expanded the offering and launched the first EU GMP medical cannabis oil products in Malta. Our EU-GMP medical cannabis products are now available in pharmacies across Malta, providing patients with safe and reliable access to high-quality medical cannabis.

Distribution revenue

Revenue from Distribution operations decreased 11% to $62.5 million and 6% to $198.6 million for the three and nine months ended February 28, 2022 compared to revenue of $70.2 million and $210.5 million for the prior year same periods. The decrease in revenue during the three months ended February 28, 2022 is primarily due to the impact of changes in the exchange rate between the Euro and USD totaling a $6.7 million and $14.6 million reduction for the three and nine months ended February 28, 2022, when compared to prior year same periods. Additionally, the decrease in revenue during the nine months ended February 28, 2022 was also the result of the negative impact of an isolated weather event in Densborn, Germany. Specifically, heavy flooding impacted CC Pharma and forced a business closure for approximately five days leading to a decrease in net revenue in the period of almost $5.0 million.

Beverage alcohol revenue

Revenue from our Beverage operations increased to $19.6 million and $48.8 million for the three and nine months ended February 28, 2022 compared to revenue of $11.9 million and $12.7 million for the prior year same periods. The increase in the three-month period relates primarily to our acquisition of Breckenridge on December 7, 2021 but also includes an increase of almost $2.0 million in revenues generated by SweetWater. The increase in the nine-month period is consistent with the increase in the three-month period.

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

Wellness revenue

Included in Wellness revenue is $14.7 million and $43.4 million from Manitoba Harvest, for the three and nine months ended February 28, 2022.  Manitoba Harvest was part of the assets acquired in the Arrangement. There are no comparable revenues in the prior year being presented.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

Our gross profit and gross margin for the three and nine months ended February 28, 2022 and 2021, is as follows:

(in thousands of U.S. dollars)	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
Cannabis	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenue	$69,178	$55,702	$13,476	24%	$232,540	$192,977	$39,563	21%
Excise taxes	(14,133)	(13,981)	(152)	1%	(48,271)	(45,288)	(2,983)	7%
Net revenue	55,045	41,721	13,324	32%	184,269	147,689	36,580	25%
Cost of goods sold	37,042	25,373	11,669	46%	122,492	80,780	41,712	52%
Gross profit	18,003	16,348	1,655	10%	61,777	66,909	(5,132)	(8%)
Gross margin	33%	39%	(6%)	(17%)	34%	45%	(12%)	(26%)

Inventory valuation adjustments	—	—	—	(0%)	12,000	—	12,000	(0%)
Adjusted gross profit (1)	18,003	16,348	1,655	12%	73,777	66,909	6,868	19%
Adjusted gross margin (1)	33%	39%	(6%)	(17%)	40%	45%	(5%)	(12%)
Distribution
Revenue	$62,532	$70,237	$(7,705)	(11%)	$198,587	$210,508	$(11,921)	(6%)
Excise taxes	—	—	—	NM	—	—	—	NM
Net revenue	62,532	70,237	(7,705)	(11%)	198,587	210,508	(11,921)	(6%)
Cost of goods sold	57,566	61,015	(3,449)	(6%)	178,093	182,048	(3,955)	(2%)
Gross profit	4,966	9,222	(4,256)	(46%)	20,494	28,460	(7,966)	(28%)
Gross margin	8%	13%	(5%)	(40%)	10%	14%	(3%)	(24%)
Beverage alcohol
Revenue	$20,473	$12,358	$8,115	66%	$51,500	$13,112	$38,388	NM
Excise taxes	(876)	(416)	(460)	111%	(2,735)	(460)	(2,275)	NM
Net revenue	19,597	11,942	7,655	64%	48,765	12,652	36,113	NM
Cost of goods sold	8,091	7,056	1,035	15%	20,674	7,337	13,337	NM
Gross profit	11,506	4,886	6,620	135%	28,091	5,315	22,776	NM
Gross margin	59%	41%	18%	44%	58%	42%	16%	37%
Wellness
Revenue	$14,697	$—	$14,697	NM	$43,426	$—	$43,426	NM
Excise taxes	—	—	—	NM	—	—	—	NM
Net revenue	14,697	—	14,697	NM	43,426	—	43,426	NM
Cost of goods sold	9,343	—	9,343	NM	30,238	—	30,238	NM
Gross profit	5,354	—	5,354	NM	13,188	—	13,188	NM
Gross margin	36%	—%	36%	NM	30%	—%	30%	NM
Total
Revenue	$166,880	$138,297	$28,583	21%	$526,053	$416,597	$109,456	26%
Excise taxes	(15,009)	(14,397)	(612)	4%	(51,006)	(45,748)	(5,258)	11%
Net revenue	151,871	123,900	27,971	23%	475,047	370,849	104,198	28%
Cost of goods sold	112,042	93,444	18,598	20%	351,497	270,165	81,332	30%
Gross profit	39,829	30,456	9,373	31%	123,550	100,684	22,866	23%
Gross margin	26%	25%	2%	7%	26%	27%	(1%)	(4%)

Inventory valuation adjustments	—	—	—	(0%)	12,000	—	12,000	(0%)
Adjusted gross profit (1)	39,829	30,456	9,373	31%	135,550	100,684	34,866	35%
Adjusted gross margin (1)	26%	25%	2%	7%	29%	27%	1%	5%

(1)

Adjusted gross profit is our Gross profit (adjusted to exclude inventory valuation adjustments) and adjusted gross margin percentage is our Gross margin adjusted to exclude inventory valuation adjustments) and are non-GAAP financial measures. See “Use of Non-GAAP Measures” below for additional discussion regarding these non-GAAP measures.  The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.

Cannabis gross margin: Gross margin decreased during the three and nine months ended February 28, 2022 to 33% and 34% from 39% and 45% versus the prior year same periods. The three months’ decrease in cannabis gross margin is primarily related to a single wholesale cannabis sale resulting in revenue of $3.0 and negative gross profit of $2.6 million, lowering the cannabis gross margin by 7% solely related to the single transaction. The transaction was a sale of aged dried cannabis that was nearing the end of its shelf life. In addition, margins were impacted by our price reduction on vape and pre-rolled products originally initiated in the prior quarter. The nine months decrease in cannabis gross margin is a result of selling the acquired legacy-Tilray brands, which had higher costs to produce, and the Company took an additional non-cash inventory write down of $12 million in November 2021. Significant efforts have been taken to reduce the Company’s cultivation costs at its legacy-Tilray Canadian facilities, including announcing the shutdown of both the Enniskillen and Nanaimo Canadian facilities.  In the interim and until the inventory cultivated at these facilities is depleted, we expect to report lower gross margins until the inventory cultivated at legacy Aphria facilities replaces these products. Our European operations continue to work to optimize the cost structure for their cannabis growing facilities, including working with the Canadian operations team, all in an effort to continually lower our per unit costs.

Distribution gross margin: Gross margin of 8% and 10% for the three and nine months ended February 28, 2022 decreased from 13% and 14% from the same periods in the prior year. These declines were driven by increased costs as the Company’s primary source of products were unable to ship during border closures and during periods of peak demand. The Company also experienced higher than normal discounts and returns in the three months ended February 28, 2022.

Beverage alcohol gross margin:  Gross margin of 59% and 58% for the three and nine months ended February 28, 2022 increased from 41% and 42% from the same periods in the prior year. These increases are due to the addition of Breckenridge, and its higher gross margin, during the period and a resurgence of SweetWater’s on-premises activities from the return of indoor dining. Additionally, we acquired this segment in the final week of the second quarter of the prior year, which hinders a representative comparison.

Wellness gross margin:  Gross margin of 36% and 30% for the three and nine months ended February 28, 2022 are consistent with the preceding fiscal quarter. We acquired the wellness business in the Arrangement and did not operate in this segment during the same periods during prior year.

Operating expenses

	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
General and administrative	$38,445	$24,491	$13,954	57%	$121,401	$78,736	$42,665	54%
Selling	8,641	6,155	2,486	40%	25,283	18,051	7,232	40%
Amortization	24,590	10,786	13,804	128%	84,345	19,121	65,224	341%
Marketing and promotion	7,578	3,259	4,319	133%	20,163	12,436	7,727	62%
Research and development	164	127	37	29%	1,464	472	992	210%
Change in fair value of contingent consideration	(29,065)	—	(29,065)	NM	(29,065)	—	(29,065)	NM
Transaction costs	9,238	9,688	(450)	(5%)	42,937	30,352	12,585	41%
Total operating expenses	$59,591	$54,506	$5,085	9%	$266,528	$159,168	$107,360	67%

Operating expenses are comprised of general and administrative, share-based compensation, selling, amortization, marketing and promotion, research and development, and transaction costs. These costs increased by $5.1 million and $107.4 million for the three and nine months ended February 28, 2022 as compared to the same periods of the prior year. This increase was primarily due to reporting full quarters of operating expenses for the acquired SweetWater and legacy-Tilray in fiscal 2022 and Breckenridge beginning on December 7, 2021, including non-cash amortization charges associated with definite life intangible assets acquired and general and administrative expenses. These increases were partially offset by a change in fair value of contingent consideration of $29.1 million as a result of a change in the likelihood of achieving specified earn-out EBITDA targets.

General and administrative costs

During the three and nine months ended February 28, 2022, general and administrative costs increased by 57% and 54% as compared to prior year same periods.

	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Executive compensation	$4,238	$1,916	$2,322	121%	$9,565	$6,877	$2,688	39%
Office and general	4,012	3,446	566	16%	21,755	12,285	9,470	77%
Salaries and wages	14,076	8,888	5,188	58%	37,536	27,052	10,484	39%
Stock-based compensation	9,355	3,075	6,280	204%	27,025	11,414	15,611	137%
Insurance	4,835	3,155	1,680	53%	14,461	9,265	5,196	56%
Professional fees	3,601	2,679	922	34%	9,669	8,785	884	10%
Gain on sale of capital assets	(861)	—	(861)	NM	(631)	—	(631)	NM
Insurance proceeds	(4,032)	—	(4,032)	NM	(4,032)	—	(4,032)	NM
Travel and accommodation	1,102	654	448	69%	2,876	1,906	970	51%
Rent	2,119	678	1,441	213%	3,177	1,152	2,025	176%
Total general and administrative costs	$38,445	$24,491	$13,954	57%	$121,401	$78,736	$42,665	54%

Executive compensation increased by 121% and 39% in the three months and nine months ended February 28, 2022, primarily due to an increase in the number of directors and executive level personnel on our board of directors and executive management team following the Tilray and Aphria combination, and an increase in base salaries commensurate with the increased complexity of our Company.

Office and general increased by 16% and 77% during the three and nine months ended February 28, 2022 primarily due to the inclusion of the acquired SweetWater and legacy-Tilray entities, and the additional one-time costs associated with the upcoming closure of our Nanaimo, Canada, facility.

Salaries and wages increased 58% and 39% in the three months and nine months ended February 28, 2022. The increase is primarily due to additions associated with the aforementioned acquisitions from the prior year. The Company’s headcount increased to approximately 1,700 employees as a result of the Arrangement compared to 1,000 employees as of February 28, 2021.

The Company recognized stock-based compensation expense of $9.4 million and $27.0 million for the three and nine months ended February 28, 2022 compared to $3.1 million and $11.4 million for the same periods in the prior year. The increase is primarily driven by the increased number of employees and the accelerated vesting of certain elements of our stock-based compensation awards related to the Arrangement.

Insurance expenses increased by 53% and 56% for the three and nine months ended February 28, 2022 due primarily to our revised directors and officers’ insurance policy. This increase reflects an increase in premium rates, as the Company continued with legacy-Tilray’s rating history.

The Company recognized $4.0 million for the three and nine months ended February 28, 2022 related to insurance recoveries under the Business Interruption and Extra Expense portions of CC Pharma’s property insurance.

Selling costs

For the three months ended February 28, 2022, the Company incurred selling costs of $8.6 million or 5.7% of revenue as compared to $6.2 million and 5.3% of revenue in the prior year same period. For the nine months ended February 28, 2022, the Company incurred selling costs of $25.3 million or 5.3% of revenue as compared to $18.1 million and 4.9% of revenue in the prior year same period. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products. The increase in selling costs as a percent of revenue in both the three and nine-month periods resulted from incurred costs associated with having both Great North Distributors and Rose Lifesciences as distributors in Canada, a strategic decision intended to increase Canadian cannabis revenue. The increase is mainly driven by the combination of legacy-Tilray.

Amortization

The Company incurred non-production related amortization charges of $24.6 million and $84.3 million for the three and nine months ended February 28, 2022 compared to $10.8 million and $19.1 million in the prior year same periods. The increase is associated with the amortization on the acquired definite life intangible assets from SweetWater, legacy-Tilray and Breckenridge.

Marketing and promotion costs

For the three and nine months ended February 28, 2022, the Company incurred marketing and promotion costs of $7.6 million and $20.2 million as compared to $3.3 million and $12.4 million in the prior year same periods. The increase is mainly driven by the combination of legacy-Tilray.

Research and development

Research and development costs were $0.2 million and $1.5 million during the three and nine months ended February 28, 2022 compared to $0.1 million and $0.5 million in the prior year same periods. These relate to external costs associated with the development of new products. Although the Company spends a significant amount on research and development, the majority of these costs remain in costs of sales, as the Company does not reclassify research and development costs related to the cost of products consumed in research and development activities.

Transaction costs

The three months decrease of 5% is associated with the closing of the SweetWater acquisition in the prior period. The nine months increase of 41% is associated with the solicitation of stockholder votes supporting an increase in the number of authorized common stock shares, transaction closing costs related to the Arrangement, the MedMen Transaction, the Breckenridge transaction and the evaluation of other potential acquisitions and one-time litigation costs.

Non-operating (expense) income, net

Non-operating (expense) income is comprised of:

	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
(in thousands of US dollars)	2022	2020	2022 vs. 2021		2022	2021	2022 vs. 2021
Change in fair value of convertible debenture	$56,128	$(213,538)	$269,666	(126%)	$151,851	$(283,881)	$435,732	(153%)
Change in fair value of warrant liability	21,089	—	21,089	NM	58,802	—	58,802	NM
Foreign exchange loss	(2,548)	(3,884)	1,336	(34%)	(18,452)	(23,586)	5,134	(22%)
Loss on long-term investments	(3,326)	(2,733)	(593)	22%	(6,834)	(4,252)	(2,582)	61%
Other non-operating (losses) gains, net	1,376	(185)	1,561	(844%)	962	5,371	(4,409)	(82%)
Total non-operating income (expense)	$72,719	$(220,340)	$293,059	(133%)	$186,329	$(306,348)	$492,677	(161%)

For the three and nine months ended February 28, 2022, the Company recognized a change in fair value of its APHA 24 convertible debentures of $56.1 million and $151.9 million, compared to a change in fair value of $(213.5) million and $(283.9) million for the prior year same periods. The change is driven primarily by the changes in the Company’s share price and the change in the trading price of the convertible debentures. Additionally, for the three and nine months ended February 28, 2022, the Company recognized a change in fair value of its warrants, resulting in a gain of $21.1 million and $58.8 million acquired as part of the Arrangement, also as a result of the change in our share price. Furthermore, for three and nine months ended February 28, 2022, the Company recognized a loss of $(2.5) million and $(18.5) million, resulting from the changes in foreign exchange rates during the period, compared to losses of $(3.9) million and $(23.6) million for the prior year same periods, largely associated with the strengthening of the US dollar against the Canadian dollar. The remaining other losses relate to changes in fair value in the Company’s convertible notes receivable and long-term investments.

Use of Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by GAAP. We believe that these measures provide useful information to investors and include these measures in other communications to investors.  These non-GAAP measures include:

•	adjusted gross profit (excluding inventory valuation adjustments),
•	adjusted gross margin percentage,
•	adjusted net income (loss),
•	free cash flow,
•	adjusted free cash flow, and
•	adjusted EBITDA.

For each of these non-GAAP financial measures, we have provided above or are providing below a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why our management and Board of Directors believe the non-GAAP measure provides useful information to investors and any additional purposes for which our management and Board of Directors use the non-GAAP measures. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measures.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted net income (loss) and adjusted EBITDA

	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Net income (loss)	$52,475	$(258,643)	$311,118	(120%)	$23,668	$(369,636)	$393,304	(106%)
Adjusted net income (loss)	$(32,666)	$(28,458)	$(4,208)	15%	$(115,636)	$(20,403)	$(95,233)	467%
Adjusted EBITDA	$10,086	$9,367	$719	8%	$36,543	$27,576	$8,967	33%

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

	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
Adjusted net loss reconciliation:	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Net income (loss)	$52,475	$(258,643)	$311,118	(120%)	$23,668	$(369,636)	$393,304	(106%)
Unrealized (gain) loss on convertible debentures	(56,128)	213,538	(269,666)	(126%)	(151,851)	283,881	(435,732)	(153%)
Foreign exchange loss (gain)	2,548	3,884	(1,336)	(34%)	18,452	23,586	(5,134)	(22%)
Change in fair value of warrant liability	(21,089)	—	(21,089)	NM	(58,802)	—	(58,802)	NM
Stock-based compensation	9,355	3,075	6,280	204%	27,025	11,414	15,611	137%
Change in fair value of contingent consideration	(29,065)	—	(29,065)	NM	(29,065)	—	(29,065)	NM
Inventory write down	—	—	-	NM	12,000	—	12,000	NM
Transaction costs	9,238	9,688	(450)	(5%)	42,937	30,352	12,585	41%
Adjusted net loss	$(32,666)	$(28,458)	$(4,208)	15%	$(115,636)	$(20,403)	$(95,233)	467%

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

For the period ended February 28, 2022, adjusted EBITDA increased primarily from favorable effects of new lines of business, offset by the inclusion of legacy Tilray’s cannabis business, while we work to achieve our synergies plan, as follows:

	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
Adjusted EBITDA reconciliation:	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Net income (loss)	$52,475	$(258,643)	$311,118	(120%)	$23,668	$(369,636)	$393,304	(106%)
Income taxes	(1,830)	6,310	(8,140)	(129%)	(2,739)	(13,707)	10,968	(80%)
Interest expense, net	2,312	7,943	(5,631)	(71%)	22,422	18,511	3,911	21%
Non-operating expense (income), net	(72,719)	220,340	(293,059)	(133%)	(186,329)	306,348	(492,677)	(161%)
Amortization	37,020	20,282	16,738	83%	113,824	43,292	70,532	163%
Stock-based compensation	9,355	3,075	6,280	204%	27,025	11,414	15,611	137%
Change in fair value of contingent consideration	(29,065)	—	(29,065)	NM	(29,065)	—	(29,065)	NM
Facility start-up and closure costs	2,500	—	2,500	NM	10,400	—	10,400	NM
Lease expense	800	372	428	115%	2,400	1,002	1,398	140%
Inventory write down	—	—	—	NM	12,000	—	12,000	NM
Transaction costs	9,238	9,688	(450)	(5%)	42,937	30,352	12,585	41%
Adjusted EBITDA	$10,086	$9,367	$719	8%	$36,543	$27,576	$8,967	33%

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

Liquidity and Capital Resources

We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and make acquisitions. On March 3, 2021, we entered into an at the market offering arrangement (the ATM Program) pursuant to which we may offer and sell common stock having an aggregate offering price of up to $400 million. The ATM Program is intended to strengthen our balance sheet and improve our liquidity position (refer to Part I, Financial Information, Note 24 Subsequent Events of this interim report). In addition, the Company may from time to time use excess cash to repurchase its outstanding convertible debentures in open market transactions. We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with expected proceeds from the ATM Program and access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the nine months ended February 28,
	2022	2021
Net cash used in operating activities	$(156,738)	$(52,966)
Net cash used in investing activities	$(16,618)	$(303,082)
Net cash (used in) provided by financing activities	$(33,612)	$187,184
Effect on cash of foreign currency translation	$(2,284)	$18,809
Cash and cash equivalents, beginning of period	$488,466	$360,646
Cash and cash equivalents, end of period	$279,214	$210,591
Decrease in cash and cash equivalents	$(209,252)	$(150,055)

Cash flows from operating activities

The change in net cash used in operating activities during the nine months ended February 28, 2022 compared to the prior year same period is primarily related to payments associated with the Arrangement, income taxes at Aphria Diamond, investments in inventory and settlement of accounts payable and accrued liabilities in the period.

Cash flows from investing activities

The change in net cash used in investing activities in the first three fiscal quarters of 2022 as compared to the first three fiscal quarters of 2021 is primarily due to the disbursement of cash used for the SweetWater acquisition in fiscal year 2021.

Cash flows from financing activities

The change in cash used in financing activities in the first three fiscal quarters of 2022 as compared to the first three fiscal quarters of 2021 is primarily due to an early payment on SweetWater’s term loan facility in fiscal year 2022, and the share capital and debt financings completed in fiscal year 2021 that did not recur in fiscal year 2022.

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

	For the three months ended February 28,		Change	% Change	For the nine months ended February 28,		Change	% Change
Free cash flow	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Net cash provided by (used in) operating activities	$(46,390)	$696	$(47,086)	(6,765%)	$(156,738)	$(52,966)	$(103,772)	196%
Less: investments in capital and intangible assets, net	(1,352)	(4,068)	2,716	(67%)	(16,944)	(27,324)	10,380	(38%)
Free cash flow	$(47,742)	$(3,372)	$(44,370)	1,316%	$(173,682)	$(80,290)	$(93,392)	116%
Cash expended related to acquisitions	12,142	9,688	2,454	25%	68,652	30,352	38,300	126%
Adjusted free cash flow	$(35,600)	$6,316	$(41,916)	(664%)	$(105,030)	$(49,938)	$(55,092)	110%

Subsequent Events

Refer to Part I, Financial Information, Note 24 Subsequent Events of this interim report.

Off Balance Sheet Arrangements

At February 28, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 during the nine months ended February 28, 2022. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2022, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of legacy Tilray and Breckenridge, which we acquired on April 30, 2021 and December 7, 2021 respectively. Legacy Tilray and Breckenridge represented 7.6% and 2.1% of our consolidated assets and 24.5% and 1.2% of our consolidated revenues as of and for the nine months ended February 28, 2022.

Changes in Internal Control over Financial Reporting

On January 1, 2022, Tilray successfully implemented a new Enterprise Resource Planning (ERP) system in the Company's SweetWater Brewery operations. As a result, financial and operating transactions are recorded utilizing modern functionality provided by the new ERP system. This new system is not in response to any identified deficiency or weakness in internal controls over financial reporting but to replace an aging system. The system implementation was designed, in part, to enhance the overall system of internal controls over financial reporting through further automation of various business processes. Except for the preceding change, there have been no changes in Tilray’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired legacy Tilray and Breckenridge on April 30, 2021 and December 7, 2022 respectively. The Company is in the process of reviewing the internal control structure of legacy Tilray and Breckenridge and, if necessary, will make appropriate changes as it integrates legacy Tilray and Breckenridge into the Company’s overall internal control over financial reporting process.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

"Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K, except with respect to the matters disclosed below.

Class Action Suits and Stockholder Derivative Suits – U.S. and Canada

Dismissal of Authentic Brands Group Related Class Action (New York, United States)

On May 4, 2020, Ganesh Kasilingam filed a lawsuit in the U.S. District Court for the Southern District of New York, against Tilray Brands, Inc., Brendan Kennedy and Mark Castaneda, on behalf of himself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Kasilingam litigation”). The complaint alleged that Tilray and the individual defendants overstated the anticipated advantages of the Company’s revenue sharing agreement with Authentic Brands Group (“ABG”), announced on January 15, 2019, and that the plaintiff suffered losses when Tilray’s stock price dropped after Tilray recognized an impairment with respect to the ABG deal on March 2, 2020.

On September 27, 2021, the U.S. District Court entered an Opinion & Order granting the Defendants’ motion to dismiss the complaint in the Kasilingam litigation. On December 3, 2021, the lead plaintiff filed a second amended complaint alleging similar claims against Tilray and Brendan Kennedy. The Defendants intend to file a motion to dismiss this amended complaint as well.

Tilray Brands, Inc. Reorganization Litigation (Delaware, New York) – Special Litigation Committee

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

Docklight Litigation

On November 5, 2021 Docklight Brands, Inc. (“Docklight”) filed a complaint against the Company and its wholly-owned subsidiary, High Park Holdings, Ltd. (“High Park”) in Superior Court of the State of Washington, King County.  Docklight claimed breach of contract against High Park arising from a 2018 license agreement pursuant to which Docklight licensed certain Bob Marley-related brands to High Park (as amended in 2020 and 2021, the “High Park License”).  In addition, Docklight brought a negligent misrepresentation claim against Tilray, alleging that certain individuals at Tilray or Aphria had made false statements to Docklight in order to induce Docklight to waive Docklight’s alleged right to terminate the High Park License for change-of-control on the basis of the 2021 Tilray-Aphria merger.  Docklight seeks injunctive relief as well as unspecified damages.  On December 21, 2021, the Company removed the case to the United States District Court, Federal District of Washington.  The Company’s answer to the complaint, denying substantially all of Docklight’s allegations, was timely filed on January 21, 2022, together with numerous counterclaims.  Tilray intends to vigorously defend Docklight’s claims.

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. A summary of our risk factors is included below. There have been no material changes from the risk factors described in our Form 10-K.

•

The proposed HEXO transaction remains subject to the Company’s satisfactory completion of confirmatory due diligence and the Company successfully negotiating and executing definitive agreements with HEXO and the other parties. We may not be able to successfully complete the HEXO transaction, and there can be no assurance that Company will be able to achieve the expected production efficiencies and potential cost saving synergies resulting from the Transaction or other proposed commercial arrangements.

•

Events and conditions relating to Russia’s current conflict with Ukraine have had, and may continue to have, a significant adverse impact on fuel and transportation costs and may cause supply and demand disruptions in the markets we serve, including Europe.

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

On January 11, 2022, the Company issued an additional 1,294,968 Class 2 common shares to the selling unitholders to meet its contractual obligations in connection with the Breckenridge Acquisition.

On January 11, 2022, the Company issued an additional 2,743,485 Class 2 common shares to Wyckoff Farms, Inc. to meet its contractual obligations in pursuant to certain settlement arrangements.

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

3.1

Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Tilray, Inc. as of January 10, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2022)

3.2	Amended and Restated Bylaws, as of January 10, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 10, 2022)
4.1

Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2022)

4.2

Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 28, 2022)

4.3

Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 28, 2022)

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tilray Brands, Inc.

Date: April 6, 2022	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: April 6, 2022	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer