Form 10-K
period 2022-05-31
Tilray Brands, Inc.
filed 2022-07-28
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant’s Common Stock on The Nasdaq Global Select Stock Market on November 30, 2021, was approximately $4.7 billion.

As of July 22, 2022 there were 536,390,766 shares of the Registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended May 31, 2022, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Tilray,” and the “Company” refer to Tilray Brands, Inc. and, where appropriate, its consolidated subsidiaries. This report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Forward-looking statements may also include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; the COVID-19 pandemic; current or future macroeconomic trends; and future corporate acquisitions and strategic transactions. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Form 10-K and those discussed in the sections titled “Risk Factor Summary” set forth below, titled “Risk Factors” set forth in Part I, Item 1A of this Form 10-K, and  titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” set forth in Part II, Item 7 of this Form 10-K, and in our other SEC and Canadian public filings. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

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

•

We recently closed on an investment and certain transactions with HEXO Corp. (“HEXO”) and we face uncertainty with respect to our ability to realize a return on our investment and achieve expected production efficiencies and cost savings in connection with the commercial transactions with HEXO as well as the MedMen investment.

•	Our business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.
•

Government regulation is evolving, and unfavorable changes or lack of commercial legalization could impact our ability to carry on our business as currently conducted and the potential expansion of our business.

•	Our production and processing facilities are integral to our business and adverse changes or developments affecting our facilities may have an adverse impact on our business.
•	We face intense competition, and anticipate competition will increase, which could hurt our business.
•	Regulations constrain our ability to market and distribute our products in Canada.
•	United States regulations relating to hemp-derived CBD products are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

•	Changes in consumer preferences or public attitudes about alcohol could decrease demand for our beverage alcohol products.
•	SweetWater and Breckenridge each face substantial competition in the beer industry and the broader market for alcoholic beverage products which could impact our business and financial results.
•	We have a limited operating history and a history of net losses, and we may not achieve or maintain profitability in the future.
•	We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.
•	Our strategic alliances and other third-party business relationships may not achieve the intended beneficial impact and expose us to risks.
•	We may not be able to successfully identify and execute future acquisitions, dispositions or other equity transactions or to successfully manage the impacts of such transactions on our operations.
•	We are subject to risks inherent in an agricultural business, including the risk of crop failure.
•

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.

•	Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.
•	Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations.
•	Management may not be able to successfully establish and maintain effective internal controls over financial reporting.
•	The price of our common stock in public markets has experienced and may continue to experience severe volatility and fluctuations.
•	The volatility of our stock and the stockholder base may hinder or prevent us from engaging in beneficial corporate initiatives.
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

Item 1. Business.

Our Vision and Purpose

Our vision is to build the leading global cannabis-lifestyle and consumer packaged goods company that is changing people’s lives for the better – one person at a time – by inspiring and empowering a worldwide community to live their very best life, enhanced by moments of connection and wellbeing. We are a purpose-driven company that, each and every day, seeks to be the most responsible, trusted and market leading cannabis consumer products company in the world with a portfolio of innovative, high-quality and beloved brands that address the needs of the consumers, customers and patients we serve.

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

Our Commitments and Values

We are committed to changing people’s lives for the better by investing in our products, our people and our planet as follows:

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

In an emerging and constantly evolving industry, our values unite us, informing and inspiring the way we work with our employees, patients, consumers and one another. The following core values serve as our compass in our strategic direction and decisions:

•	We foster a culture of openness, inclusivity and belonging
•	We continually set the bar higher for ourselves and are resilient and adaptive in the face of change
•	We make choices rooted in the belief that transparency, integrity & accountability are at the core of all that we do
•	We strive for excellence and are steadfast yet agile in the pursuit of our goals

Our Company

Tilray Brands, Inc. (“Tilray”, “we”, “us”, “our” or the “Company”) is a global pioneer in cannabis, cultivation, production and distribution, incorporated in the State of Delaware on January 24, 2018. On April 30, 2021, Tilray acquired all of the issued and outstanding common shares of Aphria Inc. via a plan of arrangement (the “Arrangement”). The business combination brought together two highly complementary businesses to create a leading cannabis-focused and consumer packaged goods company with one of the largest global geographic footprints in the industry.  With a focus on sustainability, our state-of-the-art greenhouses and cultivation operations, processing and distribution facilities make us one of the world’s leading fully-integrated cannabis companies.

We were among the first companies to be permitted to cultivate and sell legal medical cannabis. Today, we supply high-quality medical cannabis products to tens of thousands of patients in 20 countries spanning five continents through our global subsidiaries, and through agreements with established pharmaceutical distributors.

We are a leader in the recreational adult-use market in Canada where we offer a broad-based portfolio of adult-use brands and products, and continue to expand our portfolio to include new innovative cannabis products and formats. We maintain agreements to supply all Canadian provinces and territories with our adult-use products for sale through their established retail distribution systems. We believe that our differentiated portfolio of brands, which is designed to resonate with consumers in all categories, sets us apart from our competitors and is providing us with the ability to establish a leading position in the adult-use market in Canada. Therefore, we are investing in brand building with our consumers, new product innovation, insights, distribution, trade marketing and cannabis education to drive market share in the Canadian adult-use cannabis industry.

On July 12, 2022, we closed a strategic alliance with HEXO. Through this alliance, both companies are expected to achieve substantial cost saving synergies and production efficiencies, with a target combined saving of $80 million within two years to be shared equally between the two companies. Additionally, we acquired 100% of the remaining outstanding principal balance of $173.7 million of the secured convertible note issued by HEXO to HT Investments MA LLC (“HTI”). The purchase price paid by Tilray Brands to HTI for the Amended Note was US$155 million, reflecting a 10.8% discount on the outstanding principal amount. The conversion price of the HEXO Note of CAD$0.40 per share, implies that, as of filing, Tilray Brands would have the right to convert into approximately 48% of the outstanding common stock of HEXO (on a non-diluted basis). The purchase price was satisfied, in part, by Tilray Brands’ issuance to HTI of a new $50 million convertible unsecured note (the “Tilray Convertible Note”) and approximately 33.3 million shares in Class 2 common stock of Tilray Brands. The Tilray Convertible Note bears interest at a rate of 4.00% per annum, calculated and paid on a quarterly basis and matures on September 1, 2023. HEXO did not receive any proceeds as a result of Tilray Brands’ purchase of the HEXO Note from HTI.

Through Fresh Hemp Foods Ltd. (“Manitoba Harvest”), we are also a leading hemp food manufacturer.  Manitoba Harvest produces, manufactures, markets and distributes a broad-based portfolio of hemp-based food products, as well as retail lifestyle goods which are sold in major retailers across the U.S. and Canada.

We are a major player in the craft alcohol and beverage business through SW Brewing Company, LLC (“SweetWater”), the 10th largest craft brewery in the United States according to the Brewers Association.  Founded in 1997, SweetWater has broad consumer appeal and has established strong distribution across the United States.  From its state-of-the-art brewery in Atlanta, Georgia and Colorado, SweetWater produces a balanced variety of year-round and seasonal specialty craft brews, under the SweetWater brands and recent additions, Green Flash and Alpine.

On December 7, 2021, the Company acquired all the membership interests in Double Diamond Distillery LLC (d/b/a Breckenridge Distillery). Founded in 2008, Breckenridge Distillery started off as a small craft spirits brand in Breckenridge Colorado but has since grown its award-winning bourbon whiskey collection and innovative craft spirits portfolio to be distributed in all 50 states in addition to owning two tasting rooms/retail shops, and a world class restaurant.

Our experienced leadership team provides a strong foundation to accelerate our growth. Our management team is complemented by experienced operators, cannabis industry experts, and extraction specialists, all of whom apply the latest scientific knowledge and technology to deliver quality-controlled, rigorously tested cannabis products on a large scale.

Our Strategy and Outlook

As a leading global cannabis-lifestyle and consumer packaged goods company, we are setting the standard for brand development, product quality, innovation and industrial scale cultivation for the production of cannabis grown in environmentally responsible conditions.  We believe that we possess the strategic footprint and operational scale necessary to compete more effectively in today’s consolidating cannabis market with a strong, flexible balance sheet, strong cash balance, and access to capital, which we believe gives us the ability to accelerate growth and deliver long-term sustainable value for stockholders.

Our overall strategy is to leverage this scale and footprint, together with our expertise and capabilities to drive market share, achieve industry-leading, profitable growth and build sustainable, long-term shareholder value in each of the four pillars of our business – medical cannabis, adult-use cannabis, beverage alcohol and wellness. In order to ensure long-term sustainable growth, we continue to focus on leveraging consumer insights, drive category management leadership and assess growth opportunities, including the introduction of our product into new geographies, new innovation and strategic partnerships. In addition, we are relentlessly focused on managing our cost of goods and expenses in order to maintain our strong financial position.

To achieve our vision of building the leading global cannabis-lifestyle and consumer packaged goods company that is changing people’s lives for the better – one person at a time – by inspiring and empowering the worldwide community to live their very best life, we will focus on the following strategies:

•

Build global brands that lead, legitimize and define the future within each of our pillars. As the markets where cannabis is legal today continue to grow and develop and as cannabis legalizes in more countries around the world, we see unique opportunities to introduce, market and distribute our broad portfolio of differentiated brands, that will appeal to a diverse base of patients and consumers. We believe we are well positioned to develop leading global brands and drive sustainable growth.

•

Develop innovative products and form factors that change the way the world consumes cannabis. Across our pillars, we plan to continue to develop innovative products that possess the most consumer demand and are truly differentiated from our competitors, while optimizing our production capabilities. We will continue to invest in innovation in order to continue to provide our patients and consumers with a differentiated portfolio of products that exceeds their expectations and meets their needs.

•

Grow and leverage our investment in craft beer, spirits and hemp-based food.  Within the U.S., our strategic acquisitions of our beverage alcohol are the cornerstone of our longer-term U.S. strategy and an important step towards achieving our vision to change people's lives for the better by inspiring and empowering the worldwide community to live their very best life.  In addition to acquiring strong brands and profitable businesses, our strategic investments in beverage alcohol and food in the U.S. provides us with a platform and infrastructure within the U.S. to enable us to access the U.S. market more quickly in the event of federal legalization.  In advance of federal legalization, we are focused on leading the craft beer segment, including growing our SweetWater, Alpine and Green Flash brands by expanding our distribution footprint into new territories, focusing on new product development and innovation that delights our consumers and building brand awareness of, and equity in, our existing adult-use cannabis brands in the U.S. ahead of federal legalization of cannabis by leveraging the SweetWater manufacturing and distribution infrastructure.  We have also diversified our presence in the beverage alcohol space through the purchase of Breckenridge, known for its award-winning bourbon whiskey collection and innovative craft spirits portfolio.  We seek to drive growth in our Manitoba Harvest brand and other hemp-based food and ingredients products by leveraging our consumer insights and consumer marketing activities, new product development as well as educating the consumer on the benefits from hemp-based foods. In the event of federal legalization in the U.S., we expect to be well-positioned to compete in the U.S. cannabis market given our existing strong brands and distribution system in addition to our track record of growth in consumer-packaged goods and cannabis products.

•

Expand the availability of pure, precise, and predictable medical cannabis products for patients around the world. Since 2014, we have seen an increase in the demand for medical cannabis from both patients, doctors and governments in conjunction with a shift in the medical community, which is increasingly recognizing medical cannabis as a viable option for the treatment of patients suffering from a variety of health conditions. We area focused on driving accessibility to high-quality medical cannabis that is accessible to all. Internationally, we have made significant investments in our operations within Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands, distribution network in Germany with CC Pharma, and end-to-end European Union Good Manufacturing Practices (“EU-GMP”) supply chain, which includes EU-GMP production facilities in Portugal and Germany. We intend to continue to maximize the utilization of our existing assets and investments in connection with the development and execution of our international growth plans, while leveraging our cannabis expertise and well-established medical brands. Through our well positioned cultivation facilities in Portugal and Germany, we intend to fuel the demand for our EU GMP certified medical grade cannabis internationally. By building on this foundation, we strive to maintain our leadership position in the international cannabis industry.

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

Reportable Segments

Our business is primarily organized around our product categories, each of which have different target consumers, go-to-market strategies, and margins.  This enables us to track and measure our success and build processes for repeatable success in each of these categories. As a result, we have defined our reporting segments on a product category basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment.  We report our operating results in four reportable segments:

•	Cannabis business – Cultivation, production, distribution and sale of both medical and adult-use cannabis products
•	Distribution business – Purchase and resale of pharmaceutical and wellness products
•	Beverage alcohol business – Production, marketing and sale of beverage alcohol products
•	Wellness business – Production, marketing and distribution of hemp-based food and other wellness products

Revenue in these four reportable business segments, and the year over year comparison, is as follows:

(in thousands of United States dollars)	Year Ended May 31, 2022	% of Total revenue	Year Ended May 31, 2021	% of Total revenue	Year Ended May 31, 2020	% of Total revenue
Cannabis business	$300,891	43%	$264,334	46%	$153,477	36%
Distribution business	259,747	37%	277,300	48%	275,430	64%
Beverage alcohol business	74,959	11%	29,661	5%	—	0%
Wellness business	59,611	9%	5,794	1%	—	0%
Total revenue	$695,208	100%	$577,089	100%	$428,907	100%
Excise taxes	(66,836)	(10%)	(64,004)	(11%)	(23,581)	(5)%
Net revenue	$628,372		$513,085		$405,326

Revenue from our cannabis operations from the following sales channel and the year over year comparison is as follows:

Revenue by cannabis sales channel

Cannabis revenue by market	Year Ended May 31, 2022	% of Total revenue	Year Ended May 31, 2021	% of Total revenue	Year Ended May 31, 2020	% of Total revenue
Revenue from medical cannabis products	$30,599	10%	$25,539	10%	$28,685	19%
Revenue from adult-use cannabis products	209,501	70%	222,930	84%	112,207	73%
Revenue from wholesale cannabis products	6,904	2%	6,615	3%	12,585	8%
Revenue from international cannabis products	53,887	18%	9,250	3%	—	0%
Total cannabis revenue by market	300,891	100%	264,334	100%	153,477	100%
Excise taxes	(63,369)	(21)%	(62,942)	(24)%	(23,581)	(15)%
Cannabis net revenue	$237,522		$201,392		$129,896

Our Brands and Products

Our brand and product strategy centers on developing a broad portfolio of differentiated brands and products designed to appeal to diverse groups of patients and consumers. Our brand and product activities are designed to comply with all local regulations and requirements, including applicable labelling and marketing restrictions.

Our Medical Cannabis Brands

Tilray Medical is dedicated to transforming lives and fostering dignity for patients in need through safe and reliable access to a global portfolio of medical cannabis brands, including Tilray, Aphria, Broken Coast, and Symbios. Tilray grew from being one of the first companies to become an approved licensed producer of medical cannabis in Canada to building the first GMP-certified cannabis production facilities in Europe, first in Portugal and later in Germany. Today, Tilray Medical is one of the largest suppliers of medical cannabis brands to patients, physicians, hospitals, pharmacies, researchers, and governments, in 21 countries and across five continents.  Our medical cannabis brands consist of:

•

Tilray - The Tilray brand is a global medical cannabis brand designed for prescribers and patients in the global medical market by offering a wide range of high-quality, pharmaceutical-grade medical cannabis and cannabinoid-based products.  We believe patients and prescribers choose the Tilray brand because of our rigorous quality standards and the brand is a trusted, scientific based brand known for its pure, precise and predictable medical-grade products.

•

Aphria - Since 2014, the Aphria brand is a leading, trusted choice for Canadian patients seeking high quality pharmaceutical-grade medical cannabis. Today, the Aphria brand continues to be a leading brand in Canada and, we will continue to leverage its market leadership as we develop our medical cannabis markets internationally under the Aphria brand.

•

Broken Coast - Medical cannabis products under the Broken Coast brand are grown in small batches in single-strain rooms, with a commitment to product quality in order to meet our Canadian patient expectations.

•

Symbios - Launched in 2021, Symbios is the newest medical brand developed to provide Canadian patients with a broader spectrum of formats and unique cannabinoid ratios at a better price point while offering a full comprehensive assortment of products, including flower, oils, and pre-rolls.

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

Our Adult-Use Cannabis Brands

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

We are positioned to grow our adult-use brand portfolio to specifically meet the needs and preferences of different consumer segments of the adult-use cannabis market. We leverage our selection of strains to offer each consumer segment a different experience through its product and terpene profiles, while also focusing on the value proposition for each of these segments as it relates to price, potency and product assortment.

Each brand is unique to a specific consumer segment and designed to meet the needs of these targeted segments, as described below. Our portfolio of brands and products and our marketing activities have been carefully curated and structured to enable us to develop and promote our brands and product lines in an effective and compliant manner. We continue to develop additional brands and new products, such as edibles and beverages, with more innovative products in our pipeline. Our brand portfolio consists of the following:

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

Our Wellness Brands

Our Tilray Wellness segment consists of the Manitoba Harvest business, which develops, manufactures, markets and distributes a diverse portfolio of hemp-based food and wellness products under various brands, which include Manitoba Harvest, Hemp Yeah!, Hemp Bliss, Just Hemp Foods, and Mighty Seed Hemp Co.

In the UK, we launched Pollen, a CBD lifestyle brand with a mix of CBD gummies and drink drops in three signature lines. Pollen brand is a new age of CBD products, designed to fit seamlessly into a consumer’s daily routine.

Our Beverage Alcohol and Spirits Brands

In addition to acquiring strong brands and accretive businesses, our strategic acquisitions of our beverage alcohol are the cornerstone of our longer-term U.S. strategy and an important step towards achieving our vision to change people's lives for the better by inspiring and empowering the worldwide community to live their very best life.  Our plan is to leverage the existing infrastructure to accelerate our entry into the U.S. ahead of federal legalization of cannabis.  Our beverage alcohol brands include:

•

SweetWater – The 10th largest craft brewery in the United States according to the Brewers Association has created an award-winning lineup of year-round, seasonal and specialty beers under a portfolio of brands closely aligned with a cannabis lifestyle, which include the flagship 420 alcoholic beverage offerings, its RIFF Vodka sodas and Oasis® hard seltzers. We believe the SweetWater product offerings, including the 420 Strain series of products, resonate as a cannabis lifestyle brand. SweetWater’s various 420 strains of craft brews use plant-based terpenes and natural hemp flavors that, when combined with select hops, emulate the flavors and aromas of popular cannabis strains to appeal to a loyal consumer base.

•

Breckenridge Distillery – A highly sought-after and award-winning brand widely known for its blended bourbon whiskey and its collection of artisanal spirits including vodka and gin that brings to life the best that Colorado has to offer.  Among other accolades, Breckenridge’s blended bourbon whiskey is a 4x winner of Best American Blended Whiskey from the World Whiskies Awards. Breckenridge was also awarded the prestigious Icons of Whisky award for Brand Innovator of the Year by Whisky Magazine.

•	Alpine Beer Company – an award-winning craft brand founded in 1999, and is rated a top 50 brand in the United States with highly-rated favorites including Nelson IPA and Duet IPA.

•

Green Flash – an award-winning, independently owned and operated craft brand founded in 2002 to bring fresh ideas and a sense of adventure to craft beer. Green Flash delivers an eclectic lineup of specialty craft beers and distributes them throughout California.

Our Operations

Through the investment in building and scaling state-of-the-art facilities, we believe that we maintain one of the highest-quality, lowest cost cannabis production operations in Canada, with the scale and distribution network that differentiates us from our competitors in the industry. We also made significant investments in our operations within Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands, distribution network in Germany, and end-to-end European Union Good Manufacturing Practices (“EU-GMP”) supply chain, which includes EU-GMP production facilities in Portugal and Germany.  We seek to continue to invest in the expansion of our global supply chain to address the unmet needs of patients around the world.

We currently maintain key international operations in Portugal, Germany, Italy, United Kingdom, France, Australia, New Zealand, Colombia and Argentina as well as strategic relationships in Israel, Denmark and Poland. In establishing our international footprint, we sought to create operational hubs in those continents where we identified the biggest opportunities for growth and designed our operations to ensure consistent, high-quality supply of cannabis products as well as a distribution network.  While these markets are still at various stages of development, and the regulatory environment around them is either newly formed or still being formed, we are uniquely positioned to bring the knowledge and expertise gained in Canada and leverage our operational footprint in order to generate profitable growth in these geographies.

In beverage alcohol, we have state-of-the-art breweries in Atlanta, Georgia and Fort Collins, Colorado from which SweetWater produces a balanced variety of year-round and seasonal specialty craft brews under the SweetWater, Alpine and Green Flash brands as well as Breckenridge Distillery, the world’s highest distillery, located in Breckenridge, Colorado.

Lastly, in Wellness, we own two BRC accredited facilities located in Manitoba, Canada that are dedicated to hemp processing and packaging Manitoba Harvest, Just Hemp Foods, and Hemp Yeah! products including hulled hemp seeds, hemp oil, and hemp protein.

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

Through our subsidiaries, Aphria and High Park Holdings Ltd. (“High Park”), we maintain supply agreements for adult-use cannabis with all the provinces and territories in Canada.

Tilray is party to a distribution agreement with Great North Distributors to provide sales force and wholesale/retail channel expertise required to efficiently distribute our adult-use products through each of the provincial/territorial cannabis control agencies, excluding Quebec. We also engage Rose LifeSciences Ltd. as our sale agent exclusively for the Province of Quebec, representing our entire brand portfolio.

Canadian Medical Market

In Canada, Tilray Medical operates a direct to patient distribution model and online platform for patients to effectively and efficiently manage the process of registering and ordering medical products from Tilray Medical’s full portfolio of medical brands including Tilray, Aphria, Broken Coast and Symbios.

International Medical Markets

Tilray Medical currently offers broad access to medical cannabis products in legal medical markets across Europe, Australia, and Latin America. Our global portfolio of medical cannabis products includes high-quality and GMP-certified flower, oils, vapes, edibles, and topicals. Through our various subsidiaries and partnerships with distributors, our medical products are available to patients in 21 countries on 5 continents, which include the following international distribution channels:

•	CC Pharma, our wholly-owned subsidiary, is a leading importer and distributor of pharmaceuticals for the German market and we are leveraging its distribution network in Germany for medical cannabis.
•	Our products are also distributed by multiple wholesalers and directly to pharmacies in Germany. As a result, we are able to fulfill prescriptions for our medical cannabis products throughout Germany.
•

We import and distribute compliant medical cannabis products into other international markets, including Italy, Israel, France, Switzerland, United Kingdom, Portugal, Croatia, Malta, Ireland and Luxembourg.

•

In Argentina, ABP, S.A., our wholly-owned subsidiary, distributes medical cannabis throughout Argentina under the Argentinian “Compassionate Use” national law, which allows patients with refractory epilepsy, holding a medical prescription from a neurologist, to apply for special access to imported medical cannabis products.

•	We recently received approval for our regulatory submission in Poland and we expect to start importing Tilray branded and white label products into Poland in September 2022.

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

Changes in the Canadian market continue to result in more competitors moving towards an asset light model through the rationalization of cultivation facilities. As this transition occurs, the Company anticipates demand for its saleable flower to increase, providing new opportunities in the wholesale channel.

We also intend to expand our capabilities outside of saleable flower, as our quality of extraction processes continue to grow into new categories including the latest in cannabis 3.0 products. We plan to be selective in choosing partners, with the intent to secure supply agreements to further optimize and drive efficiency within our supply chain and operations.  While we intend to pursue wholesale sales channels as part of our growth strategies in Canada, these sales will continue to be used to aid in balancing inventory levels.

Wellness Sales and Distribution

Our wellness sales consist of hemp seed and other hemp-based food products, which are sold to retailers, wholesalers, and direct to consumers. We are a leading provider of hemp seeds and related food products that are sold in over 17,000 retail locations in the United States and Canada and available globally in 19 countries.

Beverage Alcohol Sales and Distribution

In the U.S., our craft beer, including SweetWater, Alpine and Green Flash, are distributed under a three-tier model utilized for beverage alcohol. Distribution points include approximately 29,000 off-premises retail locations ranging from independent bottle shops to national chains. SweetWater’s significant on-premises business allows consumers to enjoy its varietals in more than 10,000 restaurants and bars. Further, in addition to its traditional distribution footprint, SweetWater Elevated HAZY IPA is served on all Delta Air Lines flights nationwide plus internationally, totaling more than 50 countries across six continents which have served to extend SweetWater’s brand reach on both a national and international level. The Company supplements this distribution with Delta Air Lines through a kiosk in Atlanta’s Hartsfield-Jackson Airport and secured access to distribute through an on-premises location at the Denver International Airport. SweetWater is also available in Canada through limited distribution within Ontario and Quebec. In addition, our craft spirit brands from Breckenridge are distributed in all 50-states, and in two on-premises tasting and retail store locations. Breckenridge is also distributed in 8 different countries, including Canada, Germany, UK, Hong Kong, Macau, Australia, New Zealand, and Singapore, with the intention of further expanding our international distribution.

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

In addition, the cannabis industry is subject to substantial federal and provincial excise taxes. Excise taxes may be increased in the future by the federal or any provincial government or both.

United States Regulation of Hemp-Based CBD

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

Craft Brewing in the United States

The alcoholic beverage industry in the United States is regulated by federal, state and local governments. These regulations govern the production, sale and distribution of alcoholic beverages, including permitting, licensing, marketing and advertising. To operate their production facilities, SweetWater and Breckenridge must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including but not limited to, the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”), the FDA, state alcohol regulatory agencies and state and federal environmental agencies. Our brewery operations are subject to audit and inspection by the TTB at any time.

In addition, the alcohol industry is subject to substantial federal and state excise taxes.  Excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals.

Environmental Regulation

Our cannabis, brewing and spirits operations are subject to a variety of federal, state and local environmental laws and regulations and local permitting requirements and agreements regarding, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of hazardous waste. In addition, any new products introduced by us are subject to a comprehensive environmental assessment by an independent third-party expert, including an assessment of how such products may create environmental risks.

While we have no reason to believe the operation of our facilities violates any such regulation or requirement, including the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act, environmental regulation is evolving in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. If a violation were to occur, or if environmental regulations were to become more stringent in the future, we could be adversely affected.

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

As of July 22, 2022, Health Canada has issued approximately 870 active licenses to cannabis cultivators, processors and sellers. Health Canada licenses are limited to individual properties. As such, if a licensed producer seeks to commence production at a new site, it must apply to Health Canada for a new license. As of May 31, 2022, roughly 3,000 authorized retail cannabis stores have opened across Canada. As demand for legal cannabis increases and the number of authorized retail distribution points increases, we believe new competitors are likely to enter the Canadian cannabis market. Nevertheless, we believe our brand recognition combined with the quality, consistency, and variety of cannabis products we offer will allow us to maintain a prominent position in the Canadian adult use and medical markets.

Competition is also based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service.

Internationally, cannabis companies are limited to those countries which have legalized aspects of the cultivation, distribution, sale or use of cannabis. We focused on developing assets in certain strategic international jurisdictions, which maintain legalized aspects of the cannabis business. We possess operational hubs in continents with significant growth opportunities and the production capability and distribution network to distribute such products throughout the region served by each hub. The barrier to entry for competitors in these jurisdictions is significantly influenced by the national regulatory landscape with respect to cannabis and the economic climate subsisting in each region.

We expect more countries to pass regulation allowing for the use of medical and/or recreational cannabis. While expansion of the global cannabis market will provide more opportunities to grow our international business, we also expect to experience increased global competition.

Craft Brewing and Craft Distillery Markets

Through SweetWater and Breckenridge, we compete in the craft brewing and distillery markets, respectively, as well as in the much larger alcohol beverage market, which encompasses domestic and imported beers, flavored alcohol beverages, spirits, wine, hard ciders and hard seltzers. With the proliferation of participants and offerings in the wider alcohol beverage market and within the craft beer and craft spirits segments, we face significant competition. There have also been numerous acquisitions and investments in craft brewers by larger breweries and private equity and other investors, which further intensified competition within the craft beer market.

While the craft beer and craft spirits markets are highly competitive, we believe that we possess certain competitive advantages. Our unique portfolio combines an award-winning lineup of craft beers and craft spirits with a unique portfolio of brands closely aligned with a cannabis lifestyle, and supported by state-of-the-art breweries and distilleries and strong distribution across the United States. Additionally, as domestic breweries and distillery, we maintain certain competitive advantages over imported beers and spirits, such as lower transportation costs, a lack of import charges and superior product freshness.

Seasonality

SweetWater’s sales of craft beer and Breckenridge’s sales of craft spirits generally reflect a degree of seasonality, with comparatively higher sales in the summer and the winter holiday season. Typically, the demand for cannabis and hemp-based products is fairly consistent throughout the calendar year. Moreover, the impact of COVID-19 on customer behavior and access to our products may cause temporary seasonal fluctuations or changes to our businesses. Therefore, the results for any particular quarter may not be indicative of the results to be achieved for the full year.

Employees and Human Capital Resources

As of May 31, 2022, we have approximately 1,800 employees worldwide. We consider relations with our employees to be good and have never experienced work stoppages. Aside from Portugal, none of our employees are represented by labor unions or are subject to collective bargaining agreements. As is common for most companies doing business in Portugal, we are subject to a government-mandated collective bargaining agreement which grants employees nominal additional benefits beyond those required by the local labor code.

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

Item 1A. Risk Factors.

Risks Related to each of the HEXO Transaction and MedMen Investment

We may experience difficulties realizing a return on our investment and achieving the expected production efficiencies and potential cost saving synergies resulting from Tilray’s commercial transaction with HEXO, and we have made substantial commitments of resources and capital in connection with each of the HEXO transaction and MedMen investment.

On July 12, 2022 we closed the HEXO transaction pursuant to which, among other things, Tilray acquired all of the outstanding principal and interest under a secured convertible note (the “HEXO Note”) issued by HEXO Corp. (“HEXO”) with certain amendments. The HEXO transaction also provided for Tilray and HEXO to enter into commercial agreements providing for co-manufacturing by each of Tilray and HEXO, exclusive supply by Tilray to HEXO of cannabis products for international markets, provisioning by Tilray to HEXO of advisory services and procurement and selling and administrative services. As part of the transaction, Tilray delivered consideration totaling approximately $155 million, representing a substantial investment of resources and capital by the Company.

We may not be able to fully realize the production efficiencies and cost synergies to the extent anticipated or at all. There can also be no assurance that we will be able to realize the expected return on our investment though the recent acquisition of the HEXO Note.

Also, on August 13, 2021 the Company and acquired $165.8 million of certain senior secured convertible notes and related warrants issued by MedMen Enterprises Inc., via the Company’s ownership interest in a limited partnership. These investments, separately and in the aggregate, represent a significant commitment of capital by the Company, and there can be no assurance that the Company will be able to realize returns on these investments or recoup its initial investments.

Risks Related to the Cannabis Business

Our cannabis business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.

Our ability to cultivate, process, and sell medical and adult-use cannabis, cannabis-derived extracts and derivative cannabis products in Canada is dependent on maintaining the licenses issued to our operating subsidiaries by Health Canada under the Cannabis Regulations, or CR. These licenses allow us to produce cannabis in bulk and finished forms and to sell and distribute such cannabis in Canada. They also allow us to export medical cannabis in bulk and finished form to and from specified jurisdictions around the world, subject to obtaining, for each specific shipment, an export approval from Health Canada and an import approval (or no objection notice) from the applicable regulatory authority in the country to or from which the export or import is being made. These CR licenses and other approvals are valid for fixed periods and we must obtain renewals on a periodic basis.  There can be no assurance that existing licenses will be renewed or new licenses obtained on the same or similar terms as our existing licenses, nor can there be any assurance that Health Canada will continue to issue import or export permits on the same terms or on the same timeline, or that other countries will allow, or continue to allow, imports or exports.

We are also required to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in countries and markets outside of Canada in which we operate or to which we export our product, including, in the case of certain countries, the ability to demonstrate compliance with EU-GMP standards. We have received certification of compliance with EU-GMP standards for cultivation and production at Tilray Portugal and Aphria RX in Germany, as well as Part II EU-GMP certification for Aphria One and Part I EU-GMP certification for ARA-Avanti Rx Analytics Inc.’s (“Avanti”) approved facility. These GMP certified facilities are subject to extensive ongoing compliance reviews to ensure that we continue to maintain compliance with current GMP standards. There can be no assurance that we will be able to continue to comply with these standards. Moreover, future governmental actions in countries where we operate, or export products, may limit or altogether restrict the import and/or export of cannabis products.

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

Government regulation is evolving, and unfavorable changes or lack of commercial legalization could impact our ability to carry on our business as currently conducted and the potential expansion of our business.

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

There can be no assurance that the United States will implement federal legalization of cannabis.  With respect to CBD and hemp, while the 2018 Farm Bill exempts hemp and hemp derived products from the CSA, the commercialization of hemp products in the United States is subject to various laws, including the 2018 Farm Bill, the FD&C Act, the Dietary Supplement Health and Education Act, or (the “DSHEA”), applicable state and/or local laws, and FDA regulations. See also Risk Factor “United States regulations relating to hemp-derived CBD products are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives”.

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

United States regulations relating to hemp-derived CBD products are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

Our participation in the market for hemp-derived CBD products in the United States and elsewhere may require us to employ novel approaches to existing regulatory pathways. Although the passage of the 2018 Farm Bill legalized the cultivation of hemp in the United States to produce products containing CBD and other non-THC cannabinoids, it remains unclear whether and when the FDA will propose or implement new or additional regulations. While, to date, there are no laws or regulations enforced by the FDA which specifically address the manufacturing, packaging, labeling, distribution, or sale of hemp or hemp-derived CBD products and the FDA has issued no formal regulations addressing such matters, the FDA has issued various guidance documents and other statements reflecting its non-binding opinion on the regulation of such products.

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

If general consumer trends lead to a decrease in the demand for SweetWater’s beers and other alcohol products or Breckenridge’s whiskey products, including craft beer, our sales and results of operations in the beverage alcohol segment may be adversely affected. There is no assurance that the craft brewing segment will experience growth in future periods. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the industry in general and our beverage alcohol products specifically.

Further, the alcoholic beverage industry is subject to public concern and political attention over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beverage alcohol products. Any such developments may have an adverse impact on the financial condition, operating results and cash flows for SweetWater and Breckenridge.

Developments affecting production at our brewery in Atlanta or our distillery in Breckenridge could negatively impact financial results for our beverage alcohol business segment.

Adverse changes or developments affecting our brewery in Atlanta or our distillery in Breckenridge, including, fire, power failure, natural disaster, public health crisis, or a material failure of our security infrastructure, could reduce or require us to entirely suspend operations.  Additionally, due to many factors, including seasonality and production schedules of our various products and packaging, actual production capacity may fluctuate throughout the year and may not reach full working capacity. If we experience contraction in our sales and production volumes, the excess capacity and unabsorbed overhead may have an adverse effect on gross margins, operating cash flows and overall financial performance of SweetWater or Breckenridge.

SweetWater and Breckenridge each face substantial competition in the beer industry and the broader market for alcoholic beverage products which could impact our business and financial results.

The market for alcoholic beverage products within the United States is highly competitive due to the increasing number of domestic and international beverage companies with similar pricing and target drinkers, the introduction and expansion of hard seltzers and ready-to-drink beverages, gains in market share achieved by domestic specialty beers and imported beers, and the acquisition of craft brewers and smaller producers by larger companies. We anticipate competition among domestic craft brewers and distillers will also remain strong as existing facilities build more capacity, expand geographically and add more products, flavors and styles. The continued growth in the sales of hard seltzers, craft-brewed domestic beers and imported beers is expected to increase competition in the market for alcoholic beverages within the United States and, as a result, prices and market share of SweetWater’s and Breckenridge’s products may fluctuate and possibly decline.

The alcohol industry has seen continued consolidation among producers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Due to the increased leverage that these combined operations have in distribution and sales and marketing expenses, the costs to SweetWater and Breckenridge of competing could increase. The potential also exists for these large competitors to increase their influence with their distributors, making it difficult for smaller producers to maintain their market presence or enter new markets. The increase in the number and availability of competing products and brands, the costs to compete and potential decrease in distribution support and opportunities may adversely affect our business and financial results.

SweetWater and Breckenridge are both dependent on distributors to deliver sustained growth and distribute products.

In the United States, each of SweetWater and Breckenridge sells its alcohol beverages to independent distributors for distribution to retailers and, ultimately, to consumers. No assurance can be given that SweetWater and Breckenridge will be able to maintain their current distribution networks or secure additional distributors on favorable terms.  If existing distribution agreements are terminated, it may not be possible to enter into new distribution agreements on substantially similar terms or to timely put in place replacement distribution agreements, which may result in an impairment to distribution and an increase in the costs of distribution.

Risks Related to COVID-19

Risks related to the COVID-19 pandemic have and may continue to impact our operations and adversely affect our business, results of operations and financial condition.

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus, or COVID-19, a pandemic. The COVID-19 pandemic continues to result in extended government-ordered measures affecting significant portions of the global economy, including in the United States, Canada, Portugal, Australia and Germany, where we conduct significant business. The public health crisis caused by COVID-19 and the actions taken and continuing to be taken by governments, businesses and the public have adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations.

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

While the United States and other jurisdictions have relaxed restrictions implemented in response to the COVID-19 pandemic, the potential for new and more-transmissible variants, the situation remains dynamic and subject to rapid and possibly material changes.

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

We currently have, and may adjust the scope of, and may in the future enter into, strategic alliances with HEXO and other third parties that we believe will complement or augment our existing business. Our ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business or profitability and may involve risks that could adversely affect us, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. We may become dependent on our strategic partners and actions by such partners could harm our business. Future strategic alliances could result in the incurrence of debt, impairment charges, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all.

We may not be able to successfully identify and execute future acquisitions, dispositions or other equity transactions or to successfully manage the impacts of such transactions on our operations.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; (vi) the loss or reduction of control over certain of our assets; and (vii) capital stock or cash to pay for the acquisition. Material acquisitions and strategic transactions have been and continue to be material to our business strategy. There can be no assurance that we will find suitable opportunities for strategic transactions at acceptable prices, have sufficient capital resources to pursue such transactions, be successful in negotiating required agreements, or successfully close transactions after signing such agreements. There is no guarantee that any acquisitions will be accretive, or that past or future acquisitions will not result in additional impairments or write downs.

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

Our ability to compete is dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts and components. In addition, the invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, have and may continue to have a negative impact on our costs, including for input materials, energy and transportation.

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

We may be negatively impacted by volatility in the political and economic environment, and a period of sustained inflation across the markets in which we operate could result in higher operating costs.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. These conditions may impact our business. Further rising inflation may negatively impact our business, raise cost and reduce profitability. While we would take actions, wherever possible, to reduce the impact of the effects of inflation, in the case of sustained inflation across several of the markets in which we operate, it could become increasingly difficult to effectively mitigate the increases to our costs. In addition, the effects of inflation on consumers’ budgets could result in the reduction of our customers’ spending habits. If we are unable to take actions to effectively mitigate the effect of the resulting higher costs, our profitability and financial position could be negatively impacted.

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

In addition, government environmental approvals and permits are currently, and may in the future be required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from its proposed business activities or from proceeding with the development of our operations as currently proposed. Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. We may be required to compensate those suffering loss or damage due to our operations and may have civil or criminal fines or penalties imposed for violations of applicable environmental laws or regulations.

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

The market price for our common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the 2022 fiscal year, the trading price of our common stock ranged between a low sales price of $3.89 and a high sales price of $23.04. The market price of our common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) news reports or social media relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets; and (ix) the increase in the number of retail investors and their participation in social media platforms targeted at speculative investing.

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

On March 13, 2020, we entered into an underwriting agreement with Canaccord Genuity LLC relating to the issuance and sale of shares of our common stock at a price to the public of $4.76 per share and included warrants to purchase additional common stock at a price of $4.7599 per warrant.  As of May 31, 2022, 6,209,000 warrants remain outstanding and do not expire until March 13, 2025. The warrants contain a price protection, or anti-dilution feature, pursuant to which, the exercise price of such warrants will be reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, any newly issued securities issued at a discount to the original warrant exercise price of $5.95 per share. Therefore, the exercise price of the warrants may end up being lower than $5.95 per share, which could result in incremental dilution to existing stockholders.

Additionally, so long as the warrants remain outstanding, we may only issue up to $20 million in aggregate gross proceeds under our at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6 million per quarter at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution feature described in the paragraph immediately above. If our stock price were to remain below the warrant exercise price of $5.95 per share for an extended time, we may be forced to lower the warrant exercise price at unfavorable terms in order to fund our ongoing operations. As of May 31, 2022, the warrant exercise price was $4.30. Refer to Part II, Item 8, Note 20, Warrants, of this form 10-K for additional information.

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

We may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our business. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing. If these disputes or other matters of global concern continue for an extensive period of time, our operations may be adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia, and the potential for retaliatory acts from Russia, could result in increased cyber-attacked against U.S. companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following outlines our principal cultivation, manufacturing and storage facilities by reporting segment as of May 31, 2022:

Facility and Primary Use	Location	Reporting Segment	Owned/ Leased	Square Footage
Canada:
Aphria One (Cannabis Cultivation and Processing)	Leamington, ON	Cannabis	Owned	1,400,000
1974568 Ontario Ltd. (operating as “Aphria Diamond”) (Cannabis Cultivation)	Leamington, ON	Cannabis	Owned[1]	1,500,000
Broken Coast (Cannabis Cultivation and Processing)	Vancouver Island, BC	Cannabis	Owned	47,000
Avanti (EU-GMP Cannabis Processing and Lab)	Brampton, ON	Cannabis	Owned	18,000
Tilray North America Campus (EU-GMP Cannabis Cultivation and Processing)	Nanaimo, BC	Cannabis	Owned[2]	60,000
High Park Farms (Cannabis Cultivation and Processing)	Enniskillen, ON	Cannabis	Leased[2]	626,000
High Park Holdings (Cannabis 2.0 Processing)	London, ON	Cannabis	Leased	134,000
Manitoba Harvest (Hemp Processing)	Winnipeg, MB	Wellness	Leased	15,000
Manitoba Harvest (Hemp Processing)	St. Agathe, MB	Wellness	Owned	35,000

United States:
SweetWater Brewery (Craft Brewery)	Atlanta, GA	Beverage Alcohol	Owned[3]	158,000
SweetWater Colorado (Craft Brewery)	Fort Collins, CO	Beverage Alcohol	Owned	33,000
Breckenridge Distillery	Breckenridge, CO	Beverage Alcohol	Owned	23,000

International:
Tilray EU Campus and Cultivation Site (Cannabis Cultivation and Processing)	Cantanhede, Portugal	Cannabis	Owned[4]	3,300,000
CC Pharma (Distribution Operations)	Densborn, Germany	Distribution	Owned	70,000
Aphria RX (Cannabis Cultivation)	Neumünster, Germany	Cannabis	Owned	65,000
ASG Pharma Ltd. (EU-GMP Cannabis Processing and Lab	Malta	Cannabis	Leased	8,700
FL Group Srl (Distribution Operations)	Vado Ligure, Italy	Cannabis	Leased	4,700

ABP (Distribution Operations)	Buenos Aires, Argentina	Distribution	Leased	10,000

[1]	Aphria Diamond is a 51% majority-owned subsidiary of Aphria, Inc. Aphria Diamond is a strategic venture with Double Diamond Farms.
[2]	We announced our decision to close these facilities in Enniskillen, ON and Nanaimo, BC. These facilities have ceased operations.
[3]	We purchased the building during the year.
[4]	In Cantanhede, Portugal, we own one cultivation and manufacturing location used for medical cannabis and land adjacent to this facility for future expansion.

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

Class Action Suits and Shareholder Derivative Suits – U.S. and Canada

Authentic Brands Group Related Class Action (New York, United States)

On May 4, 2020, Ganesh Kasilingam filed a lawsuit in the United States District Court for the Southern District of New York (“SDNY”), against Tilray Brands, Inc., Brendan Kennedy and Mark Castaneda, on behalf of himself and a putative class, seeking to recover damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Kasilingam litigation”). The complaint alleges that Tilray and the individual defendants overstated the anticipated advantages of the Company’s revenue sharing agreement with Authentic Brands Group (“ABG”), announced on January 15, 2019, and that the plaintiff suffered losses when Tilray’s stock price dropped after Tilray recognized an impairment with respect to the ABG deal on March 2, 2020. On August 6, 2020, SDNY entered an order appointing Saul Kassin as Lead Plaintiff and The Rosen Law Firm, P.A. as Lead Counsel. Lead Plaintiff filed an amended complaint on October 5, 2020, which asserts the same Sections 10(b) and 20(a) claims against the same defendants on largely the same theory, and includes new allegations that Tilray’s reported inventory, cost of sales, and gross margins in its financial reports during the class period were false and misleading because Tilray improperly recorded unsellable “trim” as inventory and understated the cost of sales for its products. On December 4, 2020, the defendants moved to dismiss the amended complaint, and the parties briefed that motion January and February 2021. On September 27, 2021, the U.S. District Court entered an Opinion & Order granting the Defendants’ motion to dismiss the amended complaint without prejudice.

On December 3, 2021, Lead Plaintiff filed a second amended complaint (“SAC”) alleging the same claims against Tilray and Brendan Kennedy (Mark Castaneda was not named in the SAC), along with a new Section 20A insider trading claim against Mr. Kennedy.  The SAC includes certain new scienter allegations related to stock sales and Tilray’s merger with Aphria, but the overall case theory remains largely the same. The defendants believe the claims under the SAC are also without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Shareholder Derivative Lawsuits (New York and Delaware)

On April 10, 2020, a shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York (“EDNY”) by Chad Gellner, Matthew Rufo, and Melvyn Klein, allegedly on behalf of Tilray Brands, Inc., that piggy‐backs on the Kasilingam litigation referenced above. It named the Tilray Board of Directors and Mark Castaneda as defendants. The lawsuit asserts that the Tilray Board of Directors failed to prevent the alleged securities law violations asserted in the Kasilingam litigation. On May 29, 2020, a second shareholder derivative lawsuit was filed in SDNY by Bo Hu asserting essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative action. And on June 16, 2020, the plaintiffs in the Gellner derivative action voluntarily dismissed that lawsuit in the EDNY and re‐filed it in the SDNY. The plaintiffs in the two derivative actions in the SDNY have agreed with nominal defendant Tilray and the individual defendants to consolidate the actions, and have submitted the stipulation to the court for approval.

On June 5, 2020, a third shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware (“DDE”) by Lee Morgan, again alleging essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative actions. On November 3, 2020, DDE entered a stipulated stay pending developments in the securities class action pending in the SDNY. On December 21, 2020, a fourth shareholder derivative lawsuit was filed in the DDE by Donald Kisselbach, again alleging essentially the same claims, allegedly on behalf of Tilray, as the prior shareholder derivative actions. On March 1, 2021, the court ordered the parties’ stipulation, consolidating the DDE derivative actions under the caption In re Tilray Brands, Inc. Consolidated Stockholder Litigation, and staying the consolidated action until the motion to dismiss the Kasilingam litigation is decided. The Company and the individual defendants believe the derivative claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Tilray Inc. Reorganization Litigation (Delaware, New York)

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

In August 2021 the Tilray Board of Directors established a Special Litigation Committee (“SLC”) of independent directors to re-assert director control over the litigation and investigate the derivative claims in the Tilray, Inc.; In re Reorganization Litigation (Delaware). The SLC has appointed the law firm Wilson Sonsini and Katherine Henderson as the lead attorney, to assist the SLC with investigation of the claims, determination whether continued

prosecution of the claims is in the best interests of the corporation and, when the SLC determines it is appropriate, moving to dismiss the litigation or negotiate a settlement with the defendants.

On May 27, 2022, the SLC informed the Court that it had completed its investigation; determined not to seek dismissal of the Action; and confirmed its determination that the Company had suffered significant damages and that the SLC would pursue claims to recover appropriate amounts for the Company’s benefit. Thereafter, the SLC, all of the Defendants, and certain non-parties participated in two mediation sessions before former Chancellor of the Delaware Court of Chancery Andre G. Bouchard on June 27 and July 14, 2022.

On July 15, 2022, the SLC reached an agreement in principle with the Defendants and certain of the non-parties, and their respective insurers, to resolve the claims asserted in the Action in exchange for an aggregate amount of $26.9 million to be paid to Tilray plus mutual releases. The parties’ binding term sheet remains subject to execution of long-form settlement agreements with the respective parties and approval by the Court of Chancery.

In re Aphria Inc. Securities Litigation (New York, United States)

On December 5, 2018, a putative securities class action was commenced in SDNY against a number of defendants including Aphria and certain current and former officers and directors. The action claims that the defendants misrepresented the value of three cannabis-producing properties Aphria acquired in Jamaica, Colombia, and Argentina (the “LATAM Assets”).  On December 3, 2018, two notorious short-sellers issued a report about the acquisitions, claiming the LATAM Assets were non-functional or non-existent, which allegedly caused Aphria’s stock price to fall.  On April 15, 2019, Aphria took impairment charges on the LATAM Assets, which also allegedly caused Aphria’s stock price to decline.  The putative class action claims that Aphria artificially inflated the price of its publicly-traded stock by making false statements about the LATAM Assets, and when the purported truth was revealed by a short-seller report and write-down, the stock price declined, harming investors.

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

On September 29, 2021, the U.S. District Court issued an Order that (i) permitted the plaintiffs to amend their lawsuit to revive the claims against Andy DeFrancecso; and (ii) declined to revisit his decision that claims could proceed against Aphria/Tilray, Vic Neufeld, and Carl Merton.  Plaintiffs declined to amend their complaint, however, and so the action is proceeding solely against Aphria/Tilray, Neufeld, and Merton.

It is too early to determine any potential damages. The Company and the individual defendants believe the claims are without merit, and intend to vigorously defend against the claims, but there can be no assurances as to the outcome.

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

(i)

a proposed class action (the “Vecchio Action”) commenced in the Ontario Superior Court in February 2019, and amended thereafter, alleging statutory and common law misrepresentations and oppression relating to the Nuuvera and LATAM transactions.  The Vecchio Action names Aphria, Merton, Neufeld, Cacciavillani, and 5 underwriters as defendants;

(ii)

four individual actions (the “Individual Actions”) commenced by Wan, Bergerson, Landry, and Profinsys in the Ontario Superior Court alleging statutory and common law misrepresentations relating to the LATAM and Nuuvera transactions. The Individual Actions name Aphria, Merton, Neufeld, and Cacciavillani as defendants.

In the Vecchio Action a motion for certification and leave was heard. For Reasons for Decision released August 6, 2021, and with the consent of Aphria and the individually named Defendants, the Court granted leave to proceed with the secondary market statutory cause of action, and certified the Action on behalf of a defined class of purchasers. Also, on consent, the Court dismissed the claims of oppression and common law misrepresentation against Aphria and the individual defendants, as well as all claims against Carl Merton. The Court granted certification of the primary market statutory cause of action against all remaining Defendants but made it conditional on a successful motion by the Plaintiff to have the Court appoint a second Plaintiff for that aspect of the Claim.  The defendant underwriters are appealing one term of that final aspect of the Court’s decision. We plan to vigorously defend against this action.

In the Individual Actions, no substantive steps have been taken by the Plaintiffs in those lawsuits.

Langevin Canada Class Action Regarding Alleged Mislabled Products (Alberta, Canada)

On June 16, 2020, Lisa Langevin commenced a purported class action against Tilray, Aphria, and Broken Coast Cannabis Ltd. (a subsidiary of Aphria) in the Alberta Court of Queen’s Bench, on her behalf and on behalf of a proposed class of all medicinal and recreational users in Canada of the defendants’ cannabis products who consumed the products before their expiry date. The plaintiff alleges that the defendants marketed medicinal and recreational cannabis products in circumstances where the defendants misrepresented the amount of Tetrahydrocannabinol or Cannabidiol in certain of their respective products. The plaintiff claims that as a result of the alleged mislabeling, the plaintiff and proposed class members did not receive and consume the product that they believed they had purchased causing them loss, risk of injury and actual injury. The plaintiff seeks $500,000,000 in damages and restitution and $5,000,000 in punitive damages plus interest and costs collectively from the defendants. On July 20, 2020, plaintiff filed an Amended Statement of Claim, and on December 4, 2020 filed a Third Amended Statement of Claim. The application by the defendants to be relieved from the obligation to file a Statement of Defense was argued before the case management justice on June 1, 2021, and a decision is under reserve. The Company believes the claims are without merit, and intends to vigorously defend against them, but there can be no assurances as to the outcome.

Legal Proceedings Related to Contractual Obligations

420 Investments Ltd. Litigation

On February 21, 2020, 420 Investments Ltd., as Plaintiff (“420 Investments”), filed a lawsuit against Tilray Brands, Inc. and High Park Shops Inc. (“High Park”), as Defendants, in Calgary, Alberta in the Court of Queen’s Bench of Alberta. In August 2019, Tilray and High Park entered into an Arrangement Agreement with 420 Investments and others (the “Agreement”). Pursuant to the Agreement, High Park was to acquire the securities of 420 Investments. In February 2020, Tilray and High Park gave notice of termination of the Agreement. 420 Investments alleges that the termination was unlawful and without merit and further alleges that the Defendants had no legal basis to terminate. 420 Investments alleges that the Defendants did not meet their contractual and good faith obligations under the Agreement. 420 Investment seeks damages in the stated amount of C$110 million, plus C$20 million in aggravated damages. The Tilray and High Park Statement of Defense and counterclaim were both filed on March 20, 2020. 420 Investment’s Statement of Defense to our counterclaim was filed on April 20, 2020. Respectively, 420 Investments and Tilray / High Park served each other with their Affidavits of Records (“AOR”) on August 25, 2020 and November 30, 2020. Tilray and High Park cross-examined the litigation representative of 420 Investments about its AOR with 420 Investments producing supplemental documents in August 2021. Charlie Cain, Brendan Kennedy, and Andrew Pucher were questioned by 420 Investments’ counsel in November 2021, December 2021 and February 2022. 420 Investments has advised that it seeks to conduct further questioning of Charlie Cain and Tilray’s corporate officer (Carl Merton) during the summer or early fall of 2022. Tilray and High Park are expected to conduct questioning of 420 witnesses after the completion of questioning by 420 Investments. No trial date has been set. The Company denies the Plaintiff’s allegations and intends to vigorously defend this litigation matter, although there can be no assurance as to its outcome.

Docklight Litigation

On November 5, 2021 Docklight Brands, Inc. (“Docklight”) filed a complaint against Tilray and its wholly-owned subsidiary, High Park Holdings, Ltd. (“High Park”) (collectively, the “Defendants”) in Superior Court of the State of Washington, King County.  Docklight claimed breach of contract against High Park arising from a 2018 license agreement pursuant to which Docklight licensed certain Bob Marley-related brands to High Park (as amended in 2020 and 2021, the “High Park License”). In addition, Docklight brought a negligent misrepresentation claim against Tilray, alleging that Tilray personnel had made false statements to Docklight in order to induce Docklight to waive Docklight’s alleged right to terminate the High Park License for change-of-control on the basis of the 2021

Tilray-Aphria merger. Docklight seeks injunctive relief as well as unspecified damages. On December 17, 2021, Defendants removed the case to the United States District Court, Federal District of Washington. Defendants’ answer to the complaint was timely filed by January 21, 2022, and Defendant filed responses and objections to Docklight’s interrogatories on March 21, 2022. Plaintiff shared additional interrogatories and requests with Tilray on June 10, 2022, which Tilray timely responded to on July 11, 2022. Tilray intends to continue to vigorously defend the Docklight suit, although there can be no assurance as to its outcome.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TLRY.”

Holders

As of July 22, 2022, there were approximately 506 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. It is our current intention to not declare or pay any dividends for the foreseeable future as we intend to utilize all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on common stock is limited by the terms of the Aphria Diamond credit facility, as well as any future debt or preferred securities.

Recent sales of unregistered securities; use of proceeds from registered securities.

Each issuance of common stock described below, unless otherwise noted, were exempt from registration under Section 4(2) of the Securities Act 1933 in transactions by an issuer not involving a public offering and no underwriter participated in the offer and sale of the shares issued pursuant to the foregoing issuances, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

On March 3, 2022, Tilray entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC and Canaccord Genuity LLC (collectively, the “Sales Agents”) relating to shares of our Class 2 common stock, pursuant to which, among other things, Tilray may offer and sell such shares having an aggregate offering price of up to $400 million from time to time through or to the Sales Agents. The Sales Agents will be deemed to be underwriters in connection with any such sales.

On June 30, 2022, Tilray entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”), an Ontario corporation, pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $5,063,709 (the “Note”) payable by 1974568 Ontario Limited (“Aphria Diamond”). DDH is a joint venturer with Aphria Inc. (Tilray’s wholly-owned subsidiary) in Aphria Diamond. As consideration for the Note, Tilray issued 1,529,821 shares of its Class 2 common stock to DDH.

On July 12, 2022, Tilray acquired from HT Investments MA LLC (“HTI”) all of the outstanding principal and interest under a secured convertible note (the “HEXO Note”) issued by HEXO Corp. (“HEXO”) with certain amendments, pursuant to the amended and restated assignment and assumption agreement, dated as of June 14, 2022.  As consideration for the acquisition of the HEXO Note, Tilray paid a purchase price in an aggregate amount equal to $155 million, which purchase price was satisfied through the issuance to HTI of 33,314,412 shares of Tilray’s Class 2 common stock and the issuance of a newly issued $50 million convertible promissory note.

Stock Performance Graph

The following graph compares the performance of our common stock to the Nasdaq Composite and the Horizons Marijuana Life Sciences Index for the period from July 18, 2018, date of initial public offering, through May 31, 2022 in comparison to the indicated indexes. The results assume that $100, which was invested on July 18, 2018 in our common stock and each of the indicated indexes.

	July 18,	May 31,
	2018	2019	2020	2021	2022
Tilray Brands, Inc.	$100.00	$169.76	$43.99	$74.45	$18.50
Nasdaq Composite	$100.00	$95.24	$121.27	$175.70	$154.86
Horizons Marijuana Life Sciences Index	$100.00	$110.97	$44.93	$62.28	$23.71

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

Repurchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment from the perspective of management. You should read the following discussion and analysis of our financial condition and results of operations together with the “Cautionary Note Regarding Forward-Looking Statements”; the sections in Part I entitled “Item 1A. Risk Factors” and the financial information and the notes thereto included in Part II, Item 8 of this Form 10-K in this Annual Report for the fiscal year ended May 31, 2022 (“Annual Report”). We use certain non-GAAP measures that are more fully described below under the caption “—Use of Non-GAAP Measures,” which we believe are appropriate supplemental non-GAAP measures to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.

Amounts are presented in thousands of United States dollars, except for shares, warrants, per share data and per warrant data or as otherwise noted.

Company Overview

We are a leading global cannabis-lifestyle and consumer packaged goods company headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia, and Latin America that is changing people’s lives for the better – one person at a time – by inspiring and empowering a worldwide community to live their very best life, enhanced by moments of connection and wellbeing. Tilray’s mission is to be the most responsible, trusted and market leading cannabis consumer products company in the world with a portfolio of innovative, high-quality and beloved brands that address the needs of the consumers, customers and patients we serve.

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

Trends and Other Factors Affecting Our Business

The cannabis industry in Europe is also in its early stages of development whereby countries within Europe are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Malta), some are engaging in an experiment for adult-use (Netherlands, Switzerland) and some are debating regulations for cannabinoid-based medicine (France, Spain, Italy, and the United Kingdom).  In Europe, we believe that, despite continuing COVID-19 pressure and the Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction. We also continue to believe that Tilray remains uniquely positioned to win in these markets with its infrastructure with EU-GMP cultivation facilities in two countries within Europe, our distribution network and our demonstrated commitment to the availability, quality and safety of our products.  Today, Germany remains the largest medical cannabis market in Europe.

The following is a summary of the state of cannabis legalization within Europe:

Germany. The new coalition government led by chancellor Olaf Schulz declared its intention to legalize adult-use cannabis, which aims to regulate the controlled dispensing of cannabis for adult-use consumption. In June, a consultation process initiated by the federal Government entitled "Cannabis - but safe!" marked a first milestone on the way to the first draft of the new law, the publication of which Health Minister Karl Lauterbach has announced for the Fall of 2022. Tilray is well-positioned in Germany to provide consistent and sustainable cannabis products for the adult-use market whereby we can satisfy any demand in our Aphria RX facility located in Neumunster and our EU-GMP-certified production facility in Portugal.

Malta. In December 2021, Malta now allows its citizens to grow up to six plants at home, possess up to seven grams for personal use, establish a dedicated government authority, and allows the creation of social cannabis clubs.

Although commercial sales are still forbidden, such achievement marks an important cornerstone for the cannabis industry in Europe.

Luxembourg. The government stated intentions to legalize adult-use cannabis in October 2021, thereby allowing cultivation, possession, and sale of seeds. However, legislation delays are due to the COVID-19 pandemic. The Luxemburg government has refined its draft bill, which we believe will be enacted in calendar year 2022.

Italy.  Cannabis activists successfully set up a referendum to decriminalize domestic cannabis cultivation and remove penalties for cannabis possession. Although blocked by the constitutional court on other grounds, we are witnessing strong evolutions in the ways the Italian Government and administration are planning to facilitate patient access to medical cannabis.  In June 2022, the Lower House justice panel approved a bill legalizing the cultivation of up to four cannabis plants for personal use. The general discussion on the draft law on the self-cultivation of cannabis for personal use and the reduction of penalties for minor offenses in the House of Representatives has been ongoing since June. We project the market opening towards more exhaustive supply sources for flowers and extracts.

Switzerland.   In October 2021, Switzerland announced its intention to legalize cannabis by allowing production, cultivation, trade, and consumption. In the meantime, a three-year pilot project will commence in the Fall 2022 to conduct scientific studies on the cannabis market and its impact on Swiss society. In June 2022, the Swiss Government decided to lift the ban on cannabis for medical use from August 1, 2022, facilitating access to cannabis for medical use for patients who will no longer need to seek exceptional permission from the health ministry.

Spain.  The Spanish Congress' Health Committee has recently approved a Medical Cannabis Report that paves the way for a government-sponsored bill on medical cannabis. The Report explicitly opens the door to standardized preparations other than the drugs already approved, highlighting their advantages in relation to safety, security, and stability; as well as the possibility to prescribe medical cannabis in community pharmacies and not only in hospitals, favoring the access to the patients that may need it.

France.  France launched a two-year pilot experiment to supply approximately 3,000 patients with medical cannabis. To date, approximately 1,500 patients are enrolled in the experiment. An official statute for medical cannabis is expected to be issued in the Fall 2022, which will facilitate better access, coverage, and greater inclusion for French patients. Tilray supplies the products for this experiment from its EU-GMP facility in Portugal.

Acquisitions and synergies.

We have grown, and strive to continue to expand our business, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in the long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration costs as we combine acquired companies and continue to achieve synergies. For the year ended May 31, 2022, we incurred $31.7 million of transaction costs.

•

In connection with the Tilray-Aphria merger, we committed to achieving at least $80 million of synergies in connection with the integration of Tilray and Aphria and developed a robust plan and timeline to achieve such synergies.  In executing our integration plan, we evaluated and optimized the organizational structure, evaluated and retained the talent and capabilities we identified as necessary to achieve our longer-term growth plan and vision, reviewed contracts and arrangements, and analyzed our supply chain and our strategic partnerships.  Due to the Company’s decisive and impactful actions in connection with the integration of Tilray and Aphria, we overachieved the identified $80 million of cost synergies before our fiscal year-end. As of the date of this filing, we achieved $85 million in cost-savings on a run-rate basis and $60 million in actual cash-savings. Additionally, we have identified an additional $15 million of synergies, bringing the total identified synergies to $100 million, which we expect to achieve by the end of our fiscal year ending May 31, 2023 to drive further stockholder value.

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

•

We rightsized our real-estate portfolio to match our changing business needs through our site rationalizations and through the reduction of our commercial office space. Specifically, we reduced our redundant commercial office space by repudiating a Toronto office lease, terminating our Minneapolis lease and sub-leasing a portion of our Seattle office lease. Additionally, we sold a vacant land property adjacent to our Nanaimo, Canada, facility with the first closing completed in this fiscal quarter for a purchase price of $3.7 million.

During the year ended May 31, 2022, we also executed on other strategic transactions, as follows:

•

The acquisition, through a newly formed limited partnership, Superhero Acquisition Corp. (“Superhero”) of an aggregate principal amount of approximately U.S. $165.8 million of outstanding senior secured convertible notes and the associated warrants, all of which were originally issued by MedMen Enterprises Inc. Tilray’s interest in Superhero represents rights to senior secured convertible notes and the associated warrants held by the Superhero.

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

•

Lastly, on July 12, 2022, Tilray closed the transaction for a strategic alliance with HEXO Corp. (“HEXO”). Through this alliance, both companies are expected to achieve substantial cost saving initiatives and production efficiencies, with a target combined saving of $80 million within two years to be shared equally between the two companies. Additionally, the company acquired 100% of the remaining outstanding principal balance of $173.7 million of the secured convertible note issued by HEXO to HT Investments MA LLC (“HTI”). The purchase price paid by Tilray Brands to HTI for the Amended Note was US$155 million, reflecting a 10.8% discount on the outstanding principal amount. The conversion price of the HEXO Note of CAD$0.40 per share, implies that, as of filing, Tilray Brands would have the right to convert into approximately 48% of the outstanding common stock of HEXO, on a non-diluted basis. The purchase price was satisfied, in part, by Tilray Brands’ issuance to HTI of a $50 million convertible unsecured note (the “Tilray Convertible Note”) and approximately 33.3 million shares in Class 2 common stock of Tilray Brands.

The Tilray Convertible Note bears interest at a rate of 4.00% per annum, calculated and paid on a quarterly basis and matures on September 1, 2023.

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

COVID-19 impact on our distribution businesses

Our medical distribution businesses located in Densborn, Germany and Buenos Aires, Argentina continue to remain open during the COVID-19 pandemic as they are considered essential services by their local governments.    The sales and associated EBITDA for these businesses were negatively impacted by government-imposed restrictions, which included, among others, orders for people to stay at home.  This resulted in a general decrease in elective medical procedures and surgeries and in-person medical visits, which in turn resulted in, the Company experiencing and potentially continuing to experience decreases in revenue in its global distribution businesses.  Limitations on elective medical procedures and lower frequency patient visits to physicians and pharmacies continue to impact our global distribution businesses as doctors have less opportunity to write new prescriptions.  Further, due to government-imposed restrictions, during the course of the fiscal year, there were periods when CC Pharma was not able to source inventory from surrounding countries in sufficient quantities to support its sales demand, which also impacted its revenue.

COVID-19 impact on our cannabis businesses

Our Canadian adult-use cannabis business continued to experience the effect of the changes in consumer demand that were established during the onset of COVID-19 pandemic and periods of lockdown. As we previously reported, consumers shifted their demand behavior to purchasing elections based primarily on pricing. This consumer model of purchasing eroded the sales of our higher quality, higher priced brands resulting in our market share reduction during the year. Our Canadian medical cannabis business experienced a slight uptick in patient demand. In our international cannabis business, we continue to see access to physician practices remains limited due to protective measures in place throughout Germany, slowing down the adoption of medical cannabis as an innovative treatment option.

Business Acquisitions

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

Acquisition of Breckenridge

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

Results of Operations

Our consolidated results, in millions except for per share data, are as follows:

	For the year ended May 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net revenue	$628,372	$513,085	$405,326	22%	27%
Cost of goods sold	511,555	389,903	309,273	31%	26%
Gross profit	116,817	123,182	96,053	(5%)	28%
Operating expenses:
General and administrative	162,801	111,575	93,789	46%	19%
Selling	34,926	26,576	18,975	31%	40%
Amortization	115,191	35,221	15,138	227%	133%
Marketing and promotion	30,934	17,539	15,266	76%	15%
Research and development	1,518	830	1,916	83%	(57%)
Change in fair value of contingent consideration	(44,650)	—	—	NM	NM
Impairment	378,241	—	50,679	NM	(100%)
Litigation costs	16,518	3,251	1,834	408%	77%
Transaction costs	31,739	60,361	2,465	(47%)	2,349%
Total operating expenses	727,218	255,353	200,062	185%	28%
Operating loss	(610,401)	(132,171)	(104,009)	362%	27%
Interest expense, net	(27,944)	(27,977)	(19,371)	(0%)	44%
Non-operating income (expense), net	197,671	(184,838)	14,195	(207%)	(1,402%)
Loss before income taxes	(440,674)	(344,986)	(109,185)	28%	216%
Income taxes (recovery)	(6,542)	(8,972)	(8,352)	(27%)	7%
Net loss	$(434,132)	$(336,014)	$(100,833)	29%	233%

Use of Non-GAAP Measures

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, we discuss non-GAAP financial measures, including reference to:

•	gross profit (excluding inventory valuation adjustments and purchase price allocation (“PPA”) step up) and adjusted gross profit,
•	cannabis gross margin (excluding inventory valuation adjustments and PPA step-up) and adjusted cannabis gross profit and margin,
•	beverage alcohol gross margin (excluding inventory valuation adjustments and PPA step-up) and adjusted beverage alcohol gross profit and margin,
•	distribution gross margin (excluding inventory valuation adjustments and PPA step-up) and adjusted distribution gross profit and margin,
•	wellness gross margin (excluding inventory valuation adjustments and PPA step-up) and adjusted wellness gross profit and margin,
•	adjusted net income (loss),
•	adjusted earnings per share, and
•	adjusted EBITDA.

All these non-GAAP financial measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). These measures, which may be different than similarly titled measures used by other companies, are presented to help investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.  Please see “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for a reconciliation of such non-GAAP Measures to the most directly comparable GAAP financial measures.

Operating Metrics and Non-GAAP Measures

We use the following operating metrics and non-GAAP measures to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. Other companies, including companies in our industry, may calculate non-GAAP measures and operating metrics with similar names differently which may reduce their usefulness as comparative measures.

	For the years ended May 31,
	2022	2021	2020
Net cannabis revenue	$237,522	$201,392	$129,896
Net beverage alcohol revenue	71,492	28,599	—
Distribution revenue	259,747	277,300	275,430
Wellness revenue	59,611	5,794	—
Cannabis cost of sales	194,834	130,511	68,551
Beverage alcohol cost of sales	32,033	12,687	—
Distribution cost of sales	243,231	242,472	240,722
Wellness cost of sales	41,457	4,233	—
Gross profit (excluding inventory valuation adjustments and step-up)	186,031	143,936	96,053
Cannabis gross margin (excluding inventory valuation adjustments and step-up)	43.0%	45.1%	47.2%
Beverage gross margin (excluding inventory valuation adjustments and step-up)	58.3%	58.6%	—
Distribution gross margin (excluding inventory valuation adjustments and step-up)	9.2%	12.6%	12.6%
Wellness gross margin (excluding inventory valuation adjustments and step-up)	30.5%	26.9%	—
Adjusted EBITDA	48,047	40,771	5,845
Cash and cash equivalents	415,909	488,466	360,646
Working capital	523,161	482,368	461,732

Segment Reporting

Our reportable segments revenue is primarily comprised of revenues from our cannabis, distribution, wellness and beverage alcohol operations, as follows:

	For the year ended May 31,
	2022	2021	2020	Change 2022 vs. 2021		Change 2021 vs. 2020
Cannabis business	$237,522	$201,392	$129,896	$36,130	18%	$71,496	55%
Distribution business	259,747	277,300	275,430	(17,553)	(6)%	1,870	1%
Beverage alcohol business	71,492	28,599	—	42,893	150%	28,599	0%
Wellness business	59,611	5,794	—	53,817	929%	5,794	0%
	$628,372	$513,085	$405,326	$115,287	22%	$107,759	27%

Our geographic revenue is, as follows:

	For the year ended May 31,
	2022	2021	2020	Change 2022 vs. 2021		Change 2021 vs. 2020
North America	$314,132	$229,120	$129,663	$85,012	37%	$99,457	77%
EMEA	296,911	279,062	271,291	17,849	6%	7,771	3%
Rest of World	17,329	4,903	4,372	12,426	253%	531	12%
Total	$628,372	$513,085	$405,326	$115,287	22%	$107,759	27%

Our geographic capital assets are, as follows:

	For the year ended May 31,
	2022	2021	Change 2022 vs. 2021
North America	$464,370	$504,575	$(40,205)	(8)%
EMEA	$119,409	$140,838	$(21,429)	(15)%
Rest of World	$3,720	$5,285	$(1,565)	(30)%
Total	$587,499	$650,698	$(63,199)	(10)%

Cannabis revenue

Cannabis revenue based on market channel is, as follows:

	Year ended May 31,			Change		Change
Cannabis revenue by market	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Revenue from medical cannabis products	$30,599	$25,539	$28,685	$5,060	20%	$(3,146)	(11%)
Revenue from adult-use cannabis products	209,501	222,930	112,207	(13,429)	(6)%	110,723	99%
Revenue from wholesale cannabis products	6,904	6,615	12,585	289	4%	(5,970)	(47)%
Revenue from international cannabis products	53,887	9,250	—	44,637	483%	9,250	—%
Total cannabis revenue by market	300,891	264,334	153,477	36,557	14%	110,857	72%
Excise taxes	(63,369)	(62,942)	(23,581)	(427)	1%	(39,361)	167%
Total cannabis net revenue by market	$237,522	$201,392	$129,896	$36,130	18%	$71,496	55%

Revenue from medical cannabis products: Revenue from Canadian medical cannabis products increased 20% to $30.6 million for the year ended May 31, 2022, compared to revenue of $25.5 million for the year ended May 31, 2021. This increase in revenue from medical cannabis products is primarily driven by the contributions of legacy Tilray’s medical cannabis business resulting from the business combination on April 30, 2021. The increase is also due to new innovative product launches, including our new brand Symbios launched earlier in the year, to address unmet medical needs and to provide patients with more choices in managing their health conditions with medical products.  This increase was partially offset by the limitations caused by the COVID-19 pandemic from patients unable or unwilling to see a doctor as well as increased competition from the adult-rec and the price compression therein. On a constant currency basis, medical cannabis revenue would have increased by 22%, or $5.5 million from the prior year.

Revenue from adult-use cannabis products: During the year ended, May 31, 2022, our gross revenue from Canadian adult-use cannabis product decreased 6% to $209.5 million compared to revenue of $222.9 million for the prior year. The decrease in gross revenue from Canadian adult-use cannabis is primarily driven by the following series of factors:

•

We continued to experience disruptions to consumer’s purchasing patterns as a result of the COVID-19 pandemic. The decline was partially driven by the government lockdowns reinstated in Ontario to combat the Omicron variant, as well as vaccine passport requirements to shop in retail stores in Quebec, reducing consumer’s accessibility to our products;

•

We also experienced additional declines in average gross selling price due to increased price-based competition due to the high volume of new entrants in the market. Due to this increased competition in the market, we maintained our market leadership for the year, but experienced a decline in market share to 11.7%, as reported by Hifyre data; and

•

The decrease is also attributable to the decline in the Canadian dollar from the prior year ended May 31, 2021. On a constant currency basis, adult-use cannabis revenue would have decreased by 5%, or $10.4 million from the prior year.

These factors were partially offset by the impact of the Arrangement, by including legacy Tilray revenue.

We continue to focus on expanding our product offerings to accommodate the changes in our adult-use customers, during the first quarter of fiscal 2022, we completed our first shipments to Nunavut, Canada. In the second quarter of 2022, we expanded the terms of our distribution partnership with Rose LifeScience, which now represents the entire Tilray portfolio in Quebec. In addition, we expanded our partnership with Great North Distributors, Inc. to represent the entire Tilray portfolio and cover all of Canada, except for Quebec, using its established network.

We also completed the strategic alliance with HEXO on July 12, 2022. We plan to leverage this relationship to allow us to identify production efficiencies and generate cost savings. The alliance will also allow Tilray to enter into new product categories by utilizing the manufacturing capabilities of both parties.

It is our expectation that as the Canadian adult-use cannabis market continues to mature, there will be consolidation and or reduction in our competitors enabling us to reclaim our market share. We believe that as a market leader, our capabilities will enable us to outlast the competition and successfully evolve with the industry.

Wholesale cannabis revenue: Revenue from wholesale cannabis products for the year ended May 31, 2022, was $6.9 million as compared to $6.6 million in the year ended May 31, 2021. The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales. On a constant currency basis, medical cannabis revenue would have increased by 6%, or $0.4 million from the prior year.

International cannabis revenue: Revenue from international cannabis products for the year ended May 31, 2022, was $53.9 million compared to $9.3 million in the year ended May 31, 2021, an increase of 483%. On a constant currency basis, international cannabis revenue would have increased by 505%, or $47.0 million from the prior year. The increase is, in part, due to the fact that the prior year only included one month of legacy Tilray’s larger international cannabis business, while the current year reflects a full 12 months of operations.

Overall, in Europe, we believe that, despite continuing COVID-19 pressure, cannabis legalization (both medicinal and adult-use) will continue to gain traction.  We also continue to believe that Tilray remains uniquely positioned to win in these markets with its infrastructure being the only company with EU-GMP cultivation facilities in two countries within Europe, our distribution network with CC Pharma and our demonstrated commitment to the consistency, quality and safety of our products.

Germany. For the year ended May 31, 2022, we continued to experience deceleration in the growth of innovative therapy options like medical cannabis caused by the COVID-19 pandemic, which resulted in some patients being unable or unwilling to see a doctor.

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

France. We were selected as one of the four suppliers in a two-year pilot experiment to supply medical cannabis for a limited trial group.

Italy. We are one of five distributors licensed to import medical cannabis into the Italian medical cannabis market.

United Kingdom. In our second quarter of our fiscal year, we completed a shipment of a wide range of dried flower products with high, medium and balanced potencies into the UK medical cannabis market.

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

Malta.  We completed our first sale of medical cannabis dried flower in Malta during the year ended May 31, 2022, and in March, we expanded the offering and launched the first EU GMP medical cannabis oil products in Malta. Our EU-GMP medical cannabis products are now available in pharmacies across Malta, providing patients with safe and reliable access to high-quality medical cannabis.

Distribution revenue

Revenue from Distribution operations for the year ended May 31, 2022 was $259.7 million as compared to $277.3 million in the prior year, representing a decrease of 6% on a year over year basis.  The decrease in distribution revenue for the year ended as compared to prior year was primarily the result of the decrease in the value of the Euro compared to the US dollar totaling a $28.3 million reduction for the year ended May 31, 2022 compared to May 31, 2021 in our CC Pharma business. On a constant currency basis, distribution revenue would have increased by 4% or $10.7 million from the prior year.

Revenue for the year ending May 31, 2022, was also impacted by heavy flooding impacted CC Pharma which forced a business closure for approximately five days leading to a decrease in net revenue in the period of almost $5.0 million.

Beverage alcohol revenue

Revenue from our Beverage Alcohol operations increased to $71.5 million for the year ended May 31, 2022, compared to revenue of $28.6 million in the year ended May 31, 2021. The increase is largely driven by the fact that we entered the beverage alcohol space on November 25, 2020, through the acquisition of SweetWater, and thus the prior year comparative only includes 6 months of operations. Further enhancing this increase, the company also acquired Breckenridge distillery on December 7, 2021, which partially contributed to the year over year increase.

Sweetwater revenue increased in the year ended May 31, 2022, as we began operating our new brewing facility in Colorado and opened a new taproom at the Denver International Airport in connection with our strategic expansion initiative.  In addition, we released an extensive new line of innovative products, including seltzers, as well as a new beer offering developed in collaboration with our Canadian cannabis Broken Coast brand and a new vodka soda offering developed in collaboration with our Canadian cannabis Riff brand as Tilray continues to strengthen its strategic position in the U.S. by expanding its presence through acquisitions and collaboration with other Tilray cannabis brands.  This strategy of leveraging our growing portfolio of brands we believe will enable the Company to launch THC-based product adjacencies upon federal legalization in the U.S.

Wellness revenue

Our wellness revenue consists of $59.6 million from Manitoba Harvest, for the year ended May 31, 2022, which is compared to $5.8 million for the prior year ended of May 31, 2021.  Manitoba Harvest was part of the assets acquired in the Arrangement on April 30, 2021. As a result, the prior period only included one month of operations and thus the large increase in revenue year over year is a result the realization of a full year of operations in the current year.

Gross profit and gross margin

Our gross profit and gross margin for the years ended May 31, 2022, 2021 and 2020, is as follows, for our each of our operating segments:

	For the year ended May 31,
Cannabis	2022	2021	2020	Change 2022 vs. 2021	Change 2021 vs. 2020
Revenue	$300,891	$264,334	$153,477	$36,557	$110,857
Excise taxes	(63,369)	(62,942)	(23,581)	(427)	(39,361)
Net revenue	237,522	201,392	129,896	36,130	71,496
Cost of goods sold	194,834	130,511	68,551	64,323	61,960
Gross profit	42,688	70,881	61,345	(28,193)	9,536
Gross margin	18%	35%	47%	(17%)	(12%)
Adjustments:
Inventory valuation adjustments	59,500	19,919	—	39,581	19,919
Purchase price accounting step-up	—	—	—	—	—
Adjusted gross profit (1)	102,188	90,800	61,345	11,388	29,455
Adjusted gross margin (1)	43%	45%	47%	(2%)	(2%)
Distribution
Revenue	$259,747	$277,300	$275,430	$(17,553)	$1,870
Excise taxes	—	—	—	—	—
Net revenue	259,747	277,300	275,430	(17,553)	1,870
Cost of goods sold	243,231	242,472	240,722	759	1,750
Gross profit	16,516	34,828	34,708	(18,312)	120
Gross margin	6%	13%	13%	(7%)	0%
Adjustments:
Inventory valuation adjustments	7,500	—	—	7,500	—
Purchase price accounting step-up	—	—	—	—	—
Adjusted gross profit (1)	24,016	34,828	34,708	(10,812)	120
Adjusted gross margin (1)	9%	13%	13%	(4%)	0%
Beverage alcohol
Revenue	$74,959	$29,661	$—	$45,298	$29,661
Excise taxes	(3,467)	(1,062)	—	(2,405)	(1,062)
Net revenue	71,492	28,599	—	42,893	28,599
Cost of goods sold	32,033	12,687	—	19,346	12,687
Gross profit	39,459	15,912	—	23,547	15,912
Gross margin	55%	56%	0%	(1)%	56%
Adjustments:
Inventory valuation adjustments	—	—	—	—	—
Purchase price accounting step-up	2,214	835	—	1,379	835
Adjusted gross profit (1)	41,673	16,747	-	24,926	16,747
Adjusted gross margin (1)	58%	59%	0%	(1)%	59%
Wellness
Revenue	$59,611	$5,794	$—	$53,817	$5,794
Excise taxes	—	—	—	—	—
Net revenue	59,611	5,794	—	53,817	5,794
Cost of goods sold	41,457	4,233	—	37,224	4,233
Gross profit	18,154	1,561	—	16,593	1,561
Gross margin	31%	27%	0%	4%	27%
Adjustments:
Inventory valuation adjustments	—	—	—	—	—
Purchase price accounting step-up	—	—	—	—	—
Adjusted gross profit (1)	18,154	1,561	—	16,593	1,561
Adjusted gross margin (1)	31%	27%	0%	4%	27%

(1)

Adjusted gross profit (excluding inventory valuation adjustments) and adjusted gross margin percentage (excluding inventory valuation adjustments) are non-GAAP financial measures. For information on how we define and calculate these non-GAAP financial measures, refer to “Non-GAAP Financial Measures”

Cannabis gross margin: Gross margin of 18% in the year ended May 31, 2022, decreased from Gross margin of 35% in the year ended May 31, 2021. This was primarily due to an inventory write off of $19.9 million from excess inventory quantities of the combined cannabis operations in the prior year compared to $59.5 million in the current year. Adjusted gross margin of 43% decreased in the year ended May 31, 2022, from 45% in the prior year ended May 31, 2021. This was primarily related to a single wholesale cannabis sale in Q3 of fiscal 2022, resulting in revenue of $3.0 and negative gross profit of $2.6 million, lowering the cannabis gross margin by 1.6% solely related to the single transaction.

Distribution gross margin: Gross margin of 6% for the year ended May 31, 2022, decreased from 13% the year ended May 31, 2021.  The decrease in gross margin was primarily due to a write-off of $7.5 million from excess inventory related to medicines purchased during the peak of the pandemic. These declines were further driven by increased costs as the Company’s primary source of products were unable to ship during border closures and during periods of peak demand. The Company also experienced higher than normal discounts and returns during the year.

Beverage alcohol gross margin: Gross margin of 55% for the year ended May 31, 2022, decreased from 56% the prior year ended May 31, 2021. Adjusted gross margin of 58% decreased in the year ended May 31, 2022, from 59% in the year ended May 31, 2021. Overall, the gross margin and adjusted gross margin was consistent year over year as COVID-19 impacts have become less prevalent throughout the year allowing for a more consistent sales mix.

Wellness gross margin:  Gross margin of 31% for the year ended May 31, 2022, increased from a gross margin of 27% for the year ended May 31, 2021. We acquired the wellness business in the Arrangement on April 30, 2021, and thus the prior period comparison only included one month of operations and was less representative than the full year of operations.

Operating expenses

	For the year ended May 31,
	2022	2021	2020	Change 2022 vs. 2021		Change 2021 vs. 2020
General and administrative	$162,801	$111,575	$93,789	$51,226	46%	$17,786	19%
Selling	34,926	26,576	18,975	8,350	31%	7,601	40%
Amortization	115,191	35,221	15,138	79,970	227%	20,083	133%
Marketing and promotion	30,934	17,539	15,266	13,395	76%	2,273	15%
Research and development	1,518	830	1,916	688	83%	(1,086)	(57%)
Change in fair value of contingent consideration	(44,650)	—	—	(44,650)	NM	—	NM
Impairment	378,241	—	50,679	378,241	NM	(50,679)	(100%)
Litigation costs	16,518	3,251	1,834	13,267	408%	1,417	77%
Transaction costs	31,739	60,361	2,465	(28,622)	(47%)	57,896	2,349%
	$727,218	$255,353	$200,062	$471,865	185%	$55,291	28%

Total operating expenses for the year ended May 31, 2022, increased by $471.9 million to $727.2 million from $255.4 million as compared to prior year. This increase was primarily due to a non-cash impairment of goodwill and intangible assets for $378.2 million. The impact was related to changes in market opportunities, causing a shift in our strategic priorities, and market conditions inclusive of higher rates of borrowing and lower foreign exchange rates. The remaining increase was due to reporting full quarters of operating expenses for the acquired SweetWater and legacy-Tilray business in fiscal 2022 and Breckenridge beginning on December 7, 2021, including non-cash amortization charges associated with definite life intangible assets acquired and general and administrative expenses compared to the year ended May 31, 2021. These increases were partially offset by a change in fair value of contingent consideration of $44.7 million as a result of a change in the likelihood of achieving specified earn-out EBITDA targets.

General and administrative costs

	For the year ended May 31,
	2022	2021	2020	Change 2022 vs. 2021		Change 2021 vs. 2020
Executive compensation	$14,128	$8,645	$6,777	$5,483	63%	$1,868	28%
Office and general	27,153	19,503	12,351	7,650	39%	7,152	58%
Professional fees	13,047	11,779	14,190	1,268	11%	(2,411)	(17%)
Salaries and wages	51,693	37,126	28,252	14,567	39%	8,874	31%
Stock-based compensation	35,994	17,351	18,079	18,643	107%	(728)	(4%)
Insurance	17,536	12,257	9,370	5,279	43%	2,887	31%
Travel and accommodation	4,203	2,711	2,798	1,492	55%	(87)	(3%)
Gain on sale of capital assets	(682)	—	—	(682)	NM	—	NM
Insurance proceeds	(4,032)	—	—	(4,032)	NM	—	NM
Rent	3,761	2,203	1,972	1,558	71%	231	12%
	$162,801	$111,575	$93,789	$51,226	46%	$17,786	19%

Executive compensation increased by 63% in the year ended May 31, 2022 compared to the prior year, primarily due to an increase in the number of directors and executive level personnel on our board of directors and executive management team following the Tilray and Aphria combination, and an increase in base salaries commensurate with the increased complexity of our Company.

Office and general increased by 39% in the year ended May 31, 2022 compared to the prior year, primarily due to the inclusion of the acquired SweetWater and legacy-Tilray entities, and the additional one-time costs associated with the upcoming closure of our Nanaimo, Canada, facility in the amount of $5.0 million.

Salaries and wages increased 39% in the year ended May 31, 2022 compared to the prior year. The increase is primarily due to additions associated with the aforementioned acquisitions from the prior year. The Company’s headcount increased to approximately 1,700 employees as a result of the Arrangement which were included in the Company only for one month in the prior year.

The Company recognized stock-based compensation expense of $36.0 million in the year ended May 31, 2022 compared to $17.4 million to the prior year. The increase is primarily driven by the increased number of employees and the accelerated vesting of certain elements of our stock-based compensation awards related to the Arrangement.

Insurance expenses increased by 43% in the year ended May 31, 2022 compared to the prior year, due primarily to our revised directors and officers’ insurance policy. This increase reflects an increase in premium rates, as the Company continued with legacy-Tilray’s rating history.

The Company recognized $4.0 million in the year ended May 31, 2022 related to insurance recoveries under the business interruption and extra expense portions of CC Pharma’s property insurance.

Selling costs

For the year ended May 31, 2022, the Company incurred selling costs of $34.9 million as compared to $26.6 in the prior year. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products. The increase in selling costs as a percent of revenue in the year resulted from incurred costs associated with having both Great North Distributors and Rose Lifesciences as distributors in Canada, a strategic decision intended to increase Canadian cannabis revenue. The increase is mainly driven by the combination of legacy-Tilray.

Amortization

The Company incurred non-production related amortization charges of $115.2 million for the year ended May 31, 2022 compared to $35.2 million in 2021. The increase is largely associated with the amortization on the acquired definite life intangible assets from the SweetWater, legacy-Tilray and Breckenridge acquisitions.

Marketing and promotion cost

For the year ended May 31, 2022, the Company incurred marketing and promotion costs of $30.9 million, as compared to $17.5 in the prior year. The increase is mainly driven by the Arrangement.

Research and development

Research and development costs were $1.5 million in the year ended May 31, 2022, compared to $0.8 million in the prior year. Research and development costs relate to external costs associated with the development of new products.

Impairment

We incurred impairment expense of $378.2 million on our goodwill and intangible assets during the year ended May 31, 2022. The impact was related to changes in market opportunities, causing a shift in our strategic priorities, and market conditions inclusive of higher rates of borrowing and lower foreign exchange rates. The company used a discount rate of 11.21%, terminal growth rate of 5%, and an average revenue growth rate of 46% over 5 years as a result of anticipated federal legalization in various countries. A 1% increase in the discount rate would result in an additional $587 million in impairment, a 1% decrease in the terminal growth rate would result in an additional $457 million in impairment and a 5% decrease in the average revenue growth rate would result in an additional $553 million in impairment. Refer to Part II, Item 8 note 10 “Goodwill” for further details.

Litigation costs

Litigation costs of $16.5 million were expensed during the year ended May 31, 2022 compared to $3.3 million in the prior year. Litigation costs include fees and expenses incurred in connection with defending and settling ongoing litigation matters, net of any judgments or settlement recoveries received from third parties. See Part I, Item 3 – Legal Proceedings for additional information on significant litigation matters.

Transaction costs

Transaction costs of $31.7 million were expensed during the year ended May 31, 2022 compared to $60.4 million in the prior year. Transaction costs largely relate to costs associated with solicitation of stockholder votes supporting an increase in the number of authorized common stock shares, transaction closing costs related to the Arrangement, the investment in MedMen Enterprises Inc., the Breckenridge acquisition, the HEXO transaction and the evaluation of other potential acquisitions and integration costs largely associated with these acquisitions.

Non-operating income (expense), net

	Year ended May 31,
Non-operating items	2022	2021	2020	Change 2022 vs. 2021		Change 2021 vs. 2020
Change in fair value of convertible debenture	$163,670	$(170,453)	$53,611	$334,123	(196%)	$(224,064)	(418%)
Change in fair value of warrant liability	63,913	1,234	—	62,679	5,079%	1,234	NM
Foreign exchange (loss) gain	(28,383)	(22,347)	6,145	(6,036)	27%	(28,492)	(464%)
Loss on long-term investments	(6,737)	(2,352)	(24,295)	(4,385)	186%	21,943	(90%)
Other non-operating (losses) gains, net	5,208	9,080	(21,266)	(3,872)	(43%)	30,346	(143%)
	$197,671	$(184,838)	$14,195	$382,509	(207%)	$(199,033)	(1,402%)

For the year ended May 31, 2022, the Company recognized a gain on the change in fair value of its APHA 24 convertible debentures of $163.7 million, compared to a loss on the change in fair value of $170.5 million for the prior year. The change is driven primarily by the changes in the Company’s share price and the change in the trading price of the convertible debentures. For the year ended May 31, 2022, the Company recognized a change in fair value of its warrants of $63.9 million compared to a change in fair value of $1.2 million for the prior year. The large increase is a result of the warrant liability being assumed as part of the Arrangement, which is driven also as a result of the change in our share price. Furthermore, for the year ended May 31, 2022, the Company recognized a loss of $28.4 million, resulting from the changes in foreign exchange rates during the period, compared to a loss of $22.3 million for the prior year, largely associated with the strengthening of the US dollar against the Canadian dollar. The remaining other losses relate to changes in fair value in the Company’s convertible notes receivable and long-term investments.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted net income (loss)

Adjusted net loss represents a non-GAAP financial measure that does not have any standardized meaning prescribed under GAAP and may not be comparable to similar measures presented by other companies. It represents a measure management uses in evaluating operating results to reduce the impact of the volatility caused by fair value accounting of instruments associated with our capital structure, that have no impact on operations. The increase in adjusted net loss is primarily driven by higher amortization costs associated with the definite lived assets acquired during the year, the additional general and administrative costs associated with Tilray for the full year and the acquisition of Breckenridge, increase in marketing and promotion associated with Tilray for the full year all offset by higher gross profit.

	Year ended May 31,
Adjusted net income reconciliation:	2022	2021	2020	Change 2022 vs. 2021		Change 2021 vs. 2020
Net loss	$(434,132)	$(336,014)	$(100,833)	$(98,118)	29%	$(235,181)	233%
Unrealized loss (gain) on convertible debentures	(163,670)	170,453	—	(334,123)	(196%)	170,453	NM
Change in fair value of warrant liability	(63,913)	(1,234)	—	(62,679)	5,079%	(1,234)	NM
Change in fair value of contingent consideration	(44,650)	—	—	(44,650)	NM	—	NM
Foreign exchange loss (gain)	28,383	22,347	(6,145)	6,036	27%	28,492	(464%)
Inventory valuation adjustment	67,000	19,919	—	47,081	236%	19,919	NM
Impairment	378,241	—	50,679	378,241	NM	(50,679)	(100%)
Stock-based compensation	35,994	17,351	18,079	18,643	107%	(728)	(4%)
Litigation costs	16,518	3,251	1,834	13,267	408%	1,417	77%
Transaction costs	31,739	60,361	2,465	(28,622)	(47%)	57,896	2,349%
Adjusted net loss (1)	$(148,490)	$(43,566)	$(33,921)	$(104,924)	241%	$(9,645)	28%
Adjusted net loss per share - basic (1)	$(0.31)	$(0.16)	$(0.16)	$(0.15)	91%	$(0.00)	3%

(1)

Adjusted net loss and adjusted net loss per share – basic represent non-GAAP financial measures that do not have any standardized meaning prescribed under GAAP and may not be comparable to similar measures presented by other companies. It represents a measure management uses in evaluating operating results. Adjusted net loss per share – basic is calculated by dividing the adjusted net loss by the weighted average number of common shares – basic.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net (loss) income before income taxes, interest expense, net, non-operating expense (income), net, amortization, stock-based compensation, change in fair value of contingent consideration, impairment, inventory valuation adjustments, purchase price accounting step up, facility start-up and closure costs, lease expense, litigation costs and transaction costs.

The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its consolidated results of operations and financial condition before non-controlling interests. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.

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

For the year ended May 31, 2022, adjusted EBITDA increased primarily from favorable effects of new lines of business, offset by the inclusion of legacy Tilray’s cannabis business, while we work to achieve our synergies plan, as follows:

	Year ended May 31,
Adjusted EBITDA reconciliation:	2022	2021	2020	Change 2022 vs. 2021		Change 2021 vs. 2020
Net loss	$(434,132)	$(336,014)	$(100,833)	$(98,118)	29%	$(235,181)	233%
Income taxes	(6,542)	(8,972)	(8,352)	2,430	(27%)	(620)	7%
Interest expense, net	27,944	27,977	19,371	(33)	(0%)	8,606	44%
Non-operating expense (income), net	(197,671)	184,838	(14,195)	(382,509)	(207%)	199,033	(1402)%
Amortization	154,592	67,832	35,669	86,760	128%	32,163	90%
Stock-based compensation	35,994	17,351	18,079	18,643	107%	(728)	(4)%
Change in fair value of contingent consideration	(44,650)	—	—	(44,650)	NM	—	NM
Impairment	378,241	—	50,679	378,241	NM	(50,679)	(100)%
Inventory valuation adjustments	67,000	19,919	—	47,081	236%	19,919	NM
Purchase price accounting step up	2,214	835	—	1,379	165%	835	NM
Facility start-up and closure costs	13,700	2,056	—	11,644	566%	2,056	NM
Lease expense	3,100	1,337	1,128	1,763	132%	209	19%
Litigation costs	16,518	3,251	1,834	13,267	408%	1,417	77%
Transaction costs	31,739	60,361	2,465	(28,622)	(47%)	57,896	2349%
Adjusted EBITDA	$48,047	$40,771	$5,845	$7,276	18%	$34,926	598%

The Company’s adjusted EBITDA increased by $7.3 million from $40.8 in the prior year, to $48.0 million in the current year.

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

•	Non-cash change in fair value of warrant liability;
•	Interest expense, net;
•	Costs incurred to start up new facilities;
•	Lease expense, to conform with competitors who report under IFRS;
•	Transaction costs includes acquisition related expenses, which vary significantly by transactions and are excluded to evaluate ongoing operating results;
•	Litigation costs includes costs related to ongoing litigations, legal settlements and recoveries which are excluded to evaluate ongoing operating results;
•	Amortization of purchase accounting step-up in inventory value included in costs of sales - product costs; and
•	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A detailed discussion of our significant accounting policies can be found in Part II, Item 8, Note 3, “Summary of Significant Accounting Policies”, and the impact and risks associated with our accounting policies are discussed throughout this Form 10‑K and in the Notes to the Consolidated Financial Statements. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) long-term investments and convertible notes receivable, (ii) estimated useful lives, impairment consideration and amortization of capital and intangible assets, (iii) stock-based compensation, (iv) business combinations, (v) convertible debentures and (vi) warrant liability. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. Actual results could differ materially from these estimates.

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

We use judgement in applying the acquisition method of accounting for business combinations and estimates to value contingent consideration, identifiable assets and liabilities assumed at the acquisition date. Estimates are used to determine cash flow projections, including the period of future benefit, and future growth and discount rates, among other factors. The values allocated to the acquired assets and liabilities assumed affect the amount of goodwill recorded on acquisition. Fair value of assets acquired and liabilities assumed is typically estimated using an income approach, which is based on the present value of future discounted cash flows. Significant estimates in the discounted cash flow model include the discount rate, rate of future revenue growth and profitability of the acquired business and working capital effects. The discount rate considers the relevant risk associated with the business-specific characteristics and the uncertainty related to the ability to achieve projected cash flows. These estimates and the resulting valuations require significant judgment. Management engages third party experts to assist in the valuation of material acquisitions.

(vi)	Convertible notes receivable

Convertible notes receivables include various investments in which the Company has the right, or potential right to convert the indenture into common stock shares of the investee and are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders’ equity until realized. We use judgement to assess convertible notes receivables for impairment at each measurement date. Convertible notes receivables are impaired when a decline in fair value is determined to be other-than-temporary. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the duration and extent to which the fair value is less than cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the statements of loss and comprehensive loss and a new cost basis for the investment is established. We also evaluate whether there is a plan to sell the security, or it is more likely than not that we will be required to sell the security before recovery. If neither of the conditions exist, then only the portion of the impairment loss attributable to credit loss is recorded in the statements of net loss and the remaining amount is recorded in other comprehensive income (loss).

(vii)	Warrants

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

Liquidity and Capital Resources

We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and make acquisitions. On March 3, 2021, we entered into an at the market offering arrangement (the ATM Program) pursuant to which we may offer and sell common stock having an aggregate offering price of up to $400 million. The ATM Program is intended to strengthen our balance sheet and improve our liquidity position. In addition, the Company may from time to time use available cash to repurchase its outstanding convertible debentures in open market transactions. We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with expected proceeds from the ATM Program and access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the year ended May 31,
	2022	2021	2020
Net cash used in operating activities	$(177,262)	$(44,717)	$(100,627)
Net cash provided by (used in) investing activities	(21,533)	46,105	(69,946)
Net cash provided by financing activities	128,196	124,308	130,606
Effect on cash of foreign currency translation	(1,958)	2,124	(6,572)
Increase (decrease) in cash and cash equivalents	(72,557)	127,820	(46,539)
Cash and cash equivalents, beginning of year	488,466	360,646	407,185
Cash and cash equivalents, end of year	$415,909	$488,466	$360,646

Cash flows from operating activities

The change in net cash used in operating activities during the year ended May 31, 2022, compared to the prior year same period is primarily related to payments associated with the Tilray Aphria merger, litigation costs, income taxes at Aphria Diamond, investments in inventory and settlement of accounts payable and accrued liabilities in the period.

Cash flows from investing activities

Cash (used in) provided by investing activities in 2022 compared to 2021 changed primarily due to the cash acquired in connection with the reverse acquisition of Tilray and the acquisition of SweetWater in the year ended May 31, 2021.

Cash flows from financing activities

The change in cash provided by financing activities in 2022 compared to 2021 is primarily due to the ATM financing completed in fiscal year 2022, offset by the early payment on the Company’s convertible debentures in fiscal year 2022, and the debt financings completed in fiscal year 2021 that did not recur in fiscal year 2022.

Cash resources and working capital requirements

The Company constantly monitors and manages its cash flows to assess the liquidity necessary to fund operations. As of May 31, 2022, the Company maintained $415.9 million of cash and cash equivalents on hand, compared to $488.5 million in cash and cash equivalents at May 31, 2021.

Working capital provides funds for the Company to meet its operational and capital requirements. As of May 31, 2022, the Company maintained working capital of $523.2 million. During the year, the Company amended its bank agreement to remove certain financial covenants in return for maintaining a minimum balance of C$7.1 million ($5.6 million) and C$1.4 million ($1.1 million) in certain Canadian cash operating accounts. We historically financed our operations through the issuance of common stock, sale of convertible notes and revenue generating activities. While we believe we have sufficient cash to meet existing working capital requirements in the short term, we may need additional sources of capital and/or financing, to meet our U.S. growth ambitions or expansion of our international operations.

Contractual obligations

We lease various facilities, under non-cancelable finance and operating leases, which expire at various dates through September 2040:

Year ending May 31,
Operating leases
2023	4,115
2024	3,377
2025	2,782
2026	3,047
Thereafter	6,891
Total minimum lease payments	$20,212
Less: amounts of leases related to interest payments	(2,180)
Present value of minimum lease payments	18,032
Less: current accrued lease obligation	(6,703)
Obligation recognized	$11,329

Purchase and other commitments

The Company has payments for long-term debt, convertible debentures, material purchase commitments and constructions commitments, as follows:

	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt repayment	$187,152	67,823	82,400	4,494	4,092	4,380	23,963
Convertible notes, principal and interest	489,029	23,102	206,613	259,314	—	—	—
Material purchase obligations	32,356	26,948	4,527	881	—	—	—
Construction commitments	1,108	1,108	—	—	—	—	—
Total	$709,645	$118,981	$293,540	$264,689	$4,092	$4,380	$23,963

Except as disclosed elsewhere in this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes with respect to the contractual obligations of the Company during the year-to-date period except for those related to the Company’s acquisitions.

Off Balance Sheet Arrangements

As of May 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

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

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at May 31, 2022, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

(b)	Liquidity risk

As at May 31, 2022, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which have contractual maturities over the next five years.

The Company maintains debt service charge and leverage covenants on certain loans secured by its Aphria Diamond facilities and 420 that are measured quarterly.  The Company believes that it has sufficient operating room with respect to its financial covenants for the next fiscal year and does not anticipate being in breach of any of its financial covenants.

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position at May 31, 2022, management regards liquidity risk to be low.

(c)	Currency rate risk

As at May 31, 2022, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Financial Position as of May 31, 2022 and 2021	69

Consolidated Statements of Loss and Comprehensive Loss for the Years ended May 31, 2022, 2021, and 2020	70

Consolidated Statements of Changes in Equity for the Years ended May 31, 2022, 2021 and 2020	71

Consolidated Statements of Cash Flows for the Years ended May 31, 2022, 2021, and 2020	72

Notes to Consolidated Financial Statements	73

Report of Independent Registered Public Accounting Firm PCAOB ID 271	113

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

Tilray Brands, Inc.

Consolidated Statements of Financial Position

(In thousands of U.S. dollars)

	May 31, 2022	May 31, 2021
Assets
Current assets
Cash and cash equivalents	$415,909	$488,466
Accounts receivable, net	95,279	87,309
Inventory	245,529	256,429
Prepaids and other current assets	46,786	48,920
Current portion of convertible notes receivable	—	2,485
Total current assets	803,503	883,609
Capital assets	587,499	650,698
Right-of-use assets	12,996	18,267
Intangible assets	1,277,875	1,605,918
Goodwill	2,641,305	2,832,794
Interest in equity investees	4,952	8,106
Long-term investments	10,050	17,685
Convertible notes receivable	111,200	—
Other assets	314	8,285
Total assets	$5,449,694	$6,025,362
Liabilities
Current liabilities
Bank indebtedness	$18,123	$8,717
Accounts payable and accrued liabilities	157,431	212,813
Contingent consideration	16,007	60,657
Warrant liability	14,255	78,168
Current portion of lease liabilities	6,703	4,264
Current portion of long-term debt	67,823	36,622
Total current liabilities	280,342	401,241
Lease liabilities	11,329	53,946
Long-term debt	117,879	167,486
Convertible debentures	401,949	667,624
Deferred tax liabilities, net	196,638	265,845
Other liabilities	191	3,907
Total liabilities	1,008,328	1,560,049
Commitments and contingencies (refer to Note 17)
Stockholders' equity
Common stock ($0.0001 par value; 990,000,000 shares authorized; 532,674,887 and 446,440,641 shares issued and outstanding, respectively)	53	46
Additional paid-in capital	5,382,367	4,792,406
Accumulated other comprehensive (deficit) income (loss)	(20,764)	152,668
Accumulated deficit	(962,851)	(486,050)
Total Tilray Brands, Inc. stockholders' equity	4,398,805	4,459,070
Non-controlling interests	42,561	6,243
Total stockholders' equity	4,441,366	4,465,313
Total liabilities and stockholders' equity	$5,449,694	$6,025,362

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands of U.S. dollars, except share and per share amounts)

	For the year ended May 31,
	2022	2021	2020
Net revenue	$628,372	$513,085	$405,326
Cost of goods sold	511,555	389,903	309,273
Gross profit	116,817	123,182	96,053
Operating expenses:
General and administrative	162,801	111,575	93,789
Selling	34,926	26,576	18,975
Amortization	115,191	35,221	15,138
Marketing and promotion	30,934	17,539	15,266
Research and development	1,518	830	1,916
Change in fair value of contingent consideration	(44,650)	—	—
Impairments	378,241	—	50,679
Litigation costs	16,518	3,251	1,834
Transaction costs	31,739	60,361	2,465
Total operating expenses	727,218	255,353	200,062
Operating loss	(610,401)	(132,171)	(104,009)
Interest expense, net	(27,944)	(27,977)	(19,371)
Non-operating income (expense), net	197,671	(184,838)	14,195
Loss before income taxes	(440,674)	(344,986)	(109,185)
Income taxes (recovery)	(6,542)	(8,972)	(8,352)
Net loss	$(434,132)	$(336,014)	$(100,833)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(476,801)	(367,421)	(102,540)
Non-controlling interests	42,669	31,407	1,707
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain	(125,306)	156,649	(858)
Unrealized loss on convertible notes receivable	(71,428)	(3,824)	(5,476)
Total other comprehensive (loss) income, net of tax	(196,734)	152,825	(6,334)
Comprehensive loss	$(630,866)	$(183,189)	$(107,167)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(650,233)	(214,596)	(108,874)
Non-controlling interests	19,367	31,407	1,707

Weighted average number of common shares - basic	481,219,130	269,549,852	216,158,217
Weighted average number of common shares - diluted	481,219,130	269,549,852	216,158,217
Net loss per share - basic	$(0.90)	$(1.25)	$(0.47)
Net loss per share - diluted	$(0.90)	$(1.25)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars, except share amounts)

	Number of common shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Non- controlling interests	Total
Balance at May 31, 2019	210,353,982	$21	$1,225,224	$900	$(23,862)	$31,799	$1,234,082
Share issuance - January 2020 bought deal	11,771,068	1	74,394	—	—	—	74,395
Share issuance - debt settlement	15,806,989	2	58,232	—	—	—	58,234
Share issuance - options exercised	1,084,288	—	3,060	—	—	—	3,060
Share issuance - RSUs exercised	559,456	—	—	—	—	—	—
Share issuance - DSUs exercised	333,606	—	—	—	—	—	—
Share issuance - warrants exercised	642,296	—	858	—	—	—	858
Cancelled shares	(419,050)	—	(459)	—	459	—	—
Expired options	—	—	(11,924)	—	11,924	—	—
Expired warrants	—	—	(728)	—	728	—	—
Stock-based payments	—	—	18,079	—	—	—	18,079
Nuuvera Malta acquisition	—	—	—	—	(61)	61	—
Non-controlling interests	—	—	—	—	—	(6,610)	(6,610)
Comprehensive income (loss) for the year	—	—	—	(6,334)	(102,540)	1,707	(107,167)
Balance at May 31, 2020	240,132,635	$24	$1,366,736	$(5,434)	$(113,352)	$26,957	$1,274,931
Share issuance - legal settlement	1,893,858	—	10,454	—	—	—	10,454
Share issuance - equity financing	14,610,496	2	103,535	—	—	—	103,537
Share issuance - SweetWater acquisition	8,232,810	1	65,888	—	—	—	65,889
Share issuance - contract settlement	1,165,861	1	21,370	—	—	(40,266)	(18,895)
Share issuance - Arrangement	179,635,973	18	3,204,888	—	—	—	3,204,906
Share issuance - options exercised	318,299	—	144	—	—	—	144
Share issuance - RSUs exercised	450,709	—	—	—	—	—	—
Stock-based payments	—	—	19,391	—	—	—	19,391
Settlement of convertible notes receivable	—	—	—	5,277	(5,277)	—	—
Dividends paid to non-controlling interests	—	—	—	—	—	(11,855)	(11,855)
Comprehensive income (loss) for the year	—	—	—	152,825	(367,421)	31,407	(183,189)
Balance at May 31, 2021	446,440,641	$46	$4,792,406	$152,668	$(486,050)	$6,243	$4,465,313
Third party contribution to Superhero Acquisition LP	—	—	—	—	—	52,995	52,995
Share issuance - Superhero Acquisition LP	9,817,061	—	117,804	—	—	—	117,804
Share issuance - Breckenridge Acquisition	12,540,479	2	114,066	—	—	—	114,068
Share issuance - equity financing	51,741,710	5	262,504	—	—	—	262,509
Share issuance - Double Diamond Holdings note	2,677,596	—	28,560	—	—	(36,044)	(7,484)
Share issuance - legal settlement	2,959,386	—	22,170	—	—	—	22,170
Share issuance - purchase of capital and intangible assets	1,289,628	—	12,146	—	—	—	12,146
Share issuance - options exercised	719,031	—	5,403	—	—	—	5,403
Share issuance - RSUs exercised	4,489,355	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(8,686)	—	—	—	(8,686)
Stock-based compensation	—	—	35,994	—	—	—	35,994
Comprehensive income (loss) for the year	—	—	—	(173,432)	(476,801)	19,367	(630,866)
Balance at May 31, 2022	532,674,887	$53	$5,382,367	$(20,764)	$(962,851)	$42,561	$4,441,366

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars, except share amounts)

	For the year ended May 31,
	2022	2021	2020
Cash used in operating activities:
Net loss	$(434,132)	$(336,014)	$(100,833)
Adjustments for:
Deferred income tax recovery	(27,538)	(24,873)	(13,305)
Unrealized foreign exchange loss	18,001	49,342	(451)
Amortization	154,592	67,832	35,669
Loss (gain) on sale of capital assets	(682)	(1,523)	8,075
Inventory valuation write down	67,000	19,919	—
Impairment	378,240	—	50,679
Other non-cash items	(9,647)	3,025	9,608
Stock-based compensation	35,994	17,351	18,079
Loss (gain) on long-term investments & equity investments	4,914	1,624	24,295
Loss (gain) on derivative instruments	(227,583)	169,537	(53,611)
Change in fair value of contingent consideration	(44,650)	—	—
Transaction costs associated with business acquisitions	—	59,917	—
Change in non-cash working capital	(91,771)	(70,854)	(78,832)
Net cash used in operating activities	(177,262)	(44,717)	(100,627)
Cash (used in) provided by investing activities:
Proceeds from disposal of marketable securities	—	—	14,816
Investment in capital and intangible assets	(34,064)	(38,874)	(98,786)
Proceeds from disposal of capital and intangible assets	12,205	6,608	1,411
Promissory notes advances	—	(2,419)	—
Repayment of notes receivable	—	5,752	19,396
Investment in long-term investments and equity investees	—	—	(451)
Proceeds from disposal of long-term investments and equity investees	—	8,430	19,570
Net cash acquired (paid) on business acquisitions	326	66,608	(25,902)
Net cash (used in) provided by investing activities	(21,533)	46,105	(69,946)
Cash (used in) provided by financing activities:
Share capital issued, net of cash issuance costs	262,509	102,550	74,395
Proceeds (payment) from warrants and options exercised	(3,283)	144	3,918
Repayment of convertible debentures	(88,026)	—	(812)
Proceeds from long-term debt	—	102,798	60,944
Repayment of long-term debt	(40,254)	(64,559)	(8,114)
Repayment of lease liabilities	(4,672)	(1,058)	(126)
Increase in bank indebtedness	9,406	8,328	401
Dividend paid to NCI	(7,484)	(23,895)	—
Net cash provided by financing activities	128,196	124,308	130,606
Effect of foreign exchange on cash and cash equivalents	(1,958)	2,124	(6,572)
Net decrease in cash and cash equivalents	(72,557)	127,820	(46,539)
Cash and cash equivalents, beginning of period	488,466	360,646	407,185
Cash and cash equivalents, end of period	$415,909	$488,466	$360,646

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

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

On January 10, 2022, Tilray, Inc. changed its corporate name to Tilray Brands, Inc., pursuant to a second certificate of amendment of the amended and restated certificate of incorporation filed with the Delaware Secretary of State (the “Name Change”), and amended and restated its bylaws on that same date to reflect the Name Change.

2.	Basis of preparation

The policies applied in these consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Based on the determination that Aphria was the accounting acquirer in the Arrangement, Aphria’s historical financial statements became the historical financial statements of the Company. The acquired assets and liabilities of Tilray are included in the Company’s consolidated balance sheets as of April 30, 2021 and the results of its operations and cash flows are included in the Company’s consolidated statement of loss and comprehensive loss and cash flows for periods beginning after April 30, 2021.  In conjunction with the reverse acquisition, the Company elected to adopt Aphria’s fiscal year end of June 1 to May 31. Accordingly, comparisons between the Company's results for the year ended May 31, 2022 and prior periods may not be meaningful, as the reported results do not include the operations of legacy-Tilray and its subsidiaries on and prior to April 30, 2021.

These consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments that are measured at fair value, as detailed in the Company’s accounting policies. For the years ended May 31, 2022, 2021 and 2020, the Company reported a consolidated net loss of $(434,132), $(336,014) and $(100,833), respectively. For the years ended May 31, 2022,

2021 and 2020, the Company had cash flows used in operating activities of $(177,262), $(44,717) and (100,627), respectively. As of May 31, 2022 and 2021, the Company had working capital of  $523,161 and $482,368, respectively. Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business with the current cash on hand for the next twelve months from the date of issuance of these financial statements.

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

Basis of consolidation

The consolidated financial statements of the Company, include the accounts of the company, its wholly-owned subsidiaries and majority owned subsidiaries (see Note 21). All significant intercompany transactions are eliminated.

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

Capital assets

Capital assets are recorded at cost and amortized on a straight-line basis over the estimated useful lives or lease term, whichever is shorter. The Company’s capital assets are reviewed when impairment indicators are present by analyzing underlying cash flow projections. Maintenance and repairs are charged to expenses as incurred. The Company uses the following ranges of asset lives:

Asset type	Depreciation method	Depreciation term (estimated useful life)
Production facility	Straight-line	20 – 30 years
Equipment	Straight-line	3 – 25 years
Leasehold improvements	Straight-line	Lesser of estimated useful life or lease term
Finance lease right-of-use assets	Straight-line	Lesser of the lease term and the useful life of the leased asset

Intangible assets

Intangible assets are recorded at cost and amortized on a straight-line basis over the estimated useful lives. The Company uses the following ranges of asset lives:

Asset type	Amortization term
Customer relationships & distribution channel	14 – 16 years
Licences, permits & applications	90 months – indefinite
Intellectual property, trademarks & brands	15 months – 25 years
Non-compete agreements	Over term of non-compete
Know how	5 years

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

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as a liability is remeasured at subsequent reporting dates, with the corresponding gain or loss recognized in profit or loss.

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

Impairment of goodwill and indefinite-lived intangible assets

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We operate in four operating segments which are our reporting units, and goodwill is allocated at the operating segment level. The Company reviews goodwill and indefinite-lived intangible assets annually for impairment in the fourth quarter, or more frequently, if events or circumstances indicate that the carrying amount of an asset may not be recoverable.

Leases

Effective July 1, 2019, arrangements containing leases are evaluated as an operating or finance lease at lease inception. For operating leases, the Company recognizes an operating lease right-of-use ("ROU") asset and operating lease liability at lease commencement based on the present value of lease payments over the lease term. With the exception of certain finance leases, an implicit rate of return is not readily determinable for the Company's leases. For these leases, an incremental borrowing rate is used in determining the present value of lease payments and is calculated based on information available at the lease commencement date.

The incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow funds on a collateralized basis over a similar term. The Company references market yield curves which are risk-adjusted to approximate a collateralized rate in the currency of the lease. These rates are updated on a quarterly basis for measurement of new lease obligations.

The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Leases with an initial term of 12 months or less are not recognized on the Company's consolidated statements of financial position. Operating lease assets are presented as right-of-use assets, and corresponding operating lease liabilities are presented within lease liabilities, on the Company’s consolidated statements of financial position. Finance lease assets are included in capital assets, and corresponding finance lease liabilities are included within current lease liabilities, on the Company’s consolidated statements of financial position.

Convertible notes receivable

Convertible notes receivables include various investments in which the Company has the right, or potential right (see Note 11) to convert the indenture into common stock shares of the investee and are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders’ equity until realized. The Company assesses its convertible notes receivables for impairment at each measurement date. Convertible notes receivables are impaired when a decline in fair value is determined to be other-than-temporary. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the duration and extent to which the fair value is less than cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the statements of loss and comprehensive loss and a new cost basis for the investment is established. The Company also evaluates whether there is a plan to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. If neither of the conditions exist, then only the portion of the impairment loss attributable to credit loss is recorded in the statements of net loss and the remaining amount is recorded in other comprehensive income (loss).

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

Warrants

Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815 Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value is recognized as a component of change in fair value of warrant liability in the statements of loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are immediately expensed in the statements of loss and comprehensive loss. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

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

General and administrative

General and administrative expenses are comprised primarily of (i) personnel related costs such as salaries, benefits, annual employee bonus expense and stock-based ‘compensation costs; (ii) legal, accounting, consulting and other professional fees; and (iii) corporate insurance and other facilities costs associated with our corporate and administrative locations.

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

Stock-based compensation

The Company has an omnibus plan which includes issuances of stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The fair value of RSUs is based on the share price as at date of grant and no SARs were issued to date. The share-based compensation expense is based on the fair value of the stock-based awards at the grant date and the expense is recognized over the related service period following a straight-line vesting expense schedule. The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates. Any revisions are recognized in the consolidated statements of loss and comprehensive loss such that the cumulative expense reflects the revised estimate.

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

New accounting pronouncements recently adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The standard was effective for annual reporting periods beginning after December 15, 2020 and including interim periods within those fiscal years.  The Company adopted the ASU beginning June 1, 2021 and the adoption of ASU 2019-12 did not have any impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The Company adopted the ASU beginning June 1, 2021 and the adoption of ASU 2020-01 did not have any impact on our consolidated financial statements.
4.	Inventory

Inventory is comprised of:

	May 31, 2022	May 31, 2021
Plants	$14,521	$23,083
Dried cannabis	116,739	118,269
Cannabis trim	592	2,931
Cannabis derivatives	24,685	24,158
Cannabis vapes	542	3,791
Cannabis packaging and other inventory items	21,691	31,462
Wellness inventory	13,275	15,171
Beverage alcohol inventory	27,840	5,402
Distribution inventory	25,644	32,162
Total	$245,529	$256,429

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. During the year ended May 31, 2022, the Company recorded charges for inventory and inventory-related write downs as a component of cost of sales. Cannabis products were written down by $59,500 for the year ended May 31, 2022, by $19,919 for the year ended May 31, 2021 and there were no write downs for the year ended May 31, 2020. Distribution products were written down by $7,500 for the year ended May 31, 2022, there were no write downs for the years ended May 31, 2021 and 2020. Included in cost of goods sold for the year ended May 31, 2022 is $2,214 purchase price accounting step-up for beverage alcohol inventory sold in the year, $835 for the year ended May 31, 2021 and there was no step-up for the year ended May 31, 2020.

5.	Related party transactions

In the normal course of business, the Company enters into related party transactions with certain entities under common control and joint ventures as detailed below.

Docklight LLC (“Docklight”) royalty and management services

The Company previously paid Docklight a royalty fee pursuant to a brand licensing agreement which provided the Company with exclusive rights in Canada for the use of certain adult-use brands up until the Company returned the brand to Docklight. During the year ended May 31, 2022, 2021 and 2020 royalty fees of $1,430, $125, and nil, respectively were recorded within selling expenses in the statements of loss and comprehensive loss.

Plain Vanilla Research Limited Partnership (“Fluent”) and Cannfections Group Inc. (“Cannfections”)

The Company has a joint venture arrangement with a 50% ownership and voting interest in Cannfections. During the year ended May 31, 2022, 2021 and 2020, co-manufacturing fees on edible cannabis products were $2,560, $1,370, and nil, respectively were recorded within cannabis costs of goods sold in the statements of loss and comprehensive loss.

On August 17, 2021, the Company sold it’s 50% ownership and voting interest in Fluent in exchange for various capital and intangible assets equaling a total value of $4,914. Additionally, there was a gain on the sale of the investment of $1,145 recorded in other non-operating income in the statement of loss and comprehensive loss.

6.	Capital assets

Capital asset consisted of the following:

	May 31, 2022	May 31, 2021
Land	$31,882	$28,549
Production facilities	453,412	346,510
Equipment	254,486	215,408
Leasehold improvements	7,455	17,059
ROU-assets under finance lease	—	34,726
Construction in progress	7,505	85,322
	$754,740	$727,574
Less: accumulated amortization	(167,241)	(76,876)
Total	$587,499	$650,698

7.	Leases

The Company has operating leases for facilities, office spaces, production equipment and vehicles.

Leases have varying terms with remaining lease terms of up to approximately 20 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	Classification on Balance Sheet	May 31, 2022	May 31, 2021
Assets
Operating lease, right-of- use assets	Right of use assets	$12,996	$18,267
Finance lease, right-of-use assets	Capital assets	—	34,726
Total right-of-use asset		$12,996	$52,993
Liabilities
Current:
Operating lease liability	Accrued lease obligations - current	$6,703	$3,613
Finance lease liability	Accrued lease obligations - current	—	651
Non-current:
Operating lease liability	Accrued lease obligations - non-current	11,329	18,465
Finance lease liability	Accrued lease obligations - non-current	—	35,481
Total lease liabilities		$18,032	$58,210

The table below presents certain information related to the lease costs for finance and operating leases.

	May 31, 2022	May 31, 2021
Finance lease cost:
Amortization of right-of-use assets	$—	$806
Interest on lease liabilities	—	765
Operating lease cost	3,499	1,374
Total lease cost	$3,499	$2,945

The Company does not have short term lease expense or sublease income for the year ending May 31, 2022.

The table below presents supplemental cash flow information related to leases.

	May 31, 2022	May 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,087	$1,466
Operating cash flows from finance leases	736	774
Financing cash flows from finance leases	572	231

The following table presents the future undiscounted payment associated with lease liabilities as of May 31, 2022:

Operating
leases
2023	$4,115
2024	3,377
2025	2,782
2026	3,047
Thereafter	6,891
Total minimum lease payments	$20,212
Imputed interest	(2,180)
Obligations recognized	$18,032

8.	Intangible assets

Intangible assets are comprised of the following items

	May 31, 2022	May 31, 2021
Customer relationships & distribution channel	$617,437	$239,810
Licenses, permits & applications	377,897	430,270
Non-compete agreements	12,512	12,453
Intellectual property, trademarks, knowhow & brands	634,997	990,917
	$1,642,843	$1,673,450
Less: accumulated amortization	(154,124)	(52,192)
Less: impairments	(210,844)	(15,340)
Total	$1,277,875	$1,605,918

During the year ended May 31, 2022, as a result of delays in product registrations in Latin America and changes in market opportunities, causing a shift in our strategic priorities, management recorded a non-cash impairment of $110,033 of licences, permits and applications and $85,471 of intellectual property, trademarks, knowhow & brands, representing all of the intangible asset values related to those entities, and discounted cash flows (refer to Note 10 Goodwill for further details). Included in Licenses, permits & applications is $248,411 of indefinite-lived intangible assets (2021 - $412,000).

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Amortization
2023	$67,591
2024	60,947
2025	59,912
2026	59,912
2027	59,912
Thereafter	611,190
Total	$919,464

9.	Business Acquisitions

Reverse Acquisition

On April 30, 2021 (“Closing Date”), Tilray acquired all of the issued and outstanding common shares of Aphria Inc. (“Aphria”), an international organization focused on building a global cannabis-lifestyle and consumer packaged goods company in addition to its businesses in the marketing and manufacturing beverage alcohol products in the United States, and in the distribution of (non-Cannabis) pharmaceutical products in Germany and Argentina, pursuant to a plan of arrangement (the “Arrangement”) under the Business Corporations Act (Ontario).

The fair value of the purchase price on the closing date was, as follows:

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

(1)

On acquisition date there was consideration in the form of 1,207,010 restricted stock units and 4,782,132 stock options that had been issued before the acquisition date to employees and non-employees of Tilray. The pre-combination fair value of these awards was $17,647 and $53,650, respectively.

The table below summarizes fair value of the assets acquired and the liabilities assumed as of May 31, 2022. During the year ended May 31, 2022, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets and liabilities assumed, including: (i) a decrease in inventory of $10,000; (ii) a decrease in prepaids and other current assets of $6,000; (iii) a decrease in deferred tax liabilities, net of $11,476; (iv) an increase in accrued expenses and other current liabilities of $8,000; and (v) an increase to goodwill of $12,524 due to the incremental period adjustments discussed in items (i) through (iv). The impact of measurement period adjustments to the results of operations was immaterial.

May 31, 2022
Assets
Cash and cash equivalents	$375,673
Accounts receivable	28,054
Inventory	66,547
Prepaids and other current assets	2,960
Capital assets	136,637
Right-of-use assets, operating leases	12,606
Definite-lived intangible assets (estimated useful life)
Distribution channel (15 years)	404,000
Customer relationships (15 years)	59,000
Know how (5 years)	115,000
Brands (10 to 25 years)	301,000
Indefinite-lived intangible assets
Licenses	200,000
Goodwill	2,234,137
Other assets	22,879
Total assets	3,958,493
Liabilities
Accounts payable	62,292
Accrued expenses and other current liabilities	93,120
Accrued lease obligations	21,962
Warrant liability	79,402
Deferred tax liabilities, net	224,915
Convertible notes	267,862
Other liabilities	4,034
Total liabilities	753,587
Net assets acquired	$3,204,906

Revenue (unaudited) for the Company would have been higher by approximately $180,000 for the year ended May 31, 2021, if the acquisition had taken place on June 1, 2020. Net income and comprehensive net income (unaudited) would have been lower by approximately $460,000 for the year ended May 31, 2021, if the acquisition had taken place on June 1, 2020.

Acquisition of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery)

On December 7, 2021, the Company through its wholly-owned subsidiary Four Twenty Corporation, completed the purchase of all the membership interests of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery), a Colorado limited liability company and distilled spirits brand located in Breckenridge, Colorado (the “Breckenridge Acquisition”). As consideration for the Breckenridge Acquisition, the Company paid a purchase price in an aggregate amount equal to $114,068, which purchase price was satisfied through the issuance of 12,540,479 shares of Tilray’s Class 2 common shares.

The Company is in the process of finalizing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Amount
Consideration
Shares	$114,068
Net assets acquired
Current assets
Cash and cash equivalents	326
Accounts receivable	2,128
Prepaids and other current assets	367
Inventory	20,351
Long-term assets
Capital assets	11,179
Customer relationships (15 years)	9,800
Intellectual property, trademarks & brands (15 years)	69,950
Goodwill	2,797
Total Assets	116,898
Current liabilities
Accounts payable and accrued liabilities	2,228
Long-term liabilities
Deferred tax liability	602
Total liabilities	2,830
Total net assets acquired	$114,068

The goodwill of $2,797 is primarily related to factors such as synergies and market opportunities and is reported under the Company’s Beverage alcohol segment. Revenue (unaudited) for the Company would have been higher by approximately $12,000 for the year ended May 31, 2022, if the acquisition had taken place on June 1, 2021. Net income and comprehensive net income (unaudited) would have been lower by approximately $3,000 the year ended May 31, 2022, if the acquisition had taken place on June 1, 2021, primarily as a result of amortization of the intangible assets acquired.

Acquisition of SW Brewing Company, LLC

In connection with the acquisition on November 25, 2020, the Company originally recorded contingent consideration of $60,657, expected to be paid in December 2023. During the year, the Company reduced the estimate of the contingent consideration by $44,650. The fair value has been determined by discounting future expected cash outflows at a discount rate of 5%. The inputs into the future expected cash outflows are level 3 on the fair value hierarchy and are subject to volatility and uncertainty, which could significantly affect the fair value of the contingent consideration in future periods. As at May 31, 2022, the fair value of the contingent consideration was $16,007.

10.	Goodwill

  The following table shows the carrying amount of goodwill:

Segment	May 31, 2022	May 31, 2021
Cannabis	2,640,669	2,628,146
Distribution	4,458	4,458
Beverage alcohol	102,999	100,202
Wellness	77,470	77,470
Effect of foreign exchange	39,640	63,713
Impairments	(223,931)	(41,195)
	$2,641,305	$2,832,794

During the year ended May 31, 2022, the Company completed its annual goodwill impairment assessment of the fair value of the Company’s reporting units compared to their carrying amount. For the year ended May 31, 2022 the Company recognized impairment charges of $182,736 in cannabis goodwill recorded in impairment. These impairment charges were a related to changes in market opportunities, causing a shift in our strategic priorities, and market conditions inclusive of higher rates of borrowing and lower foreign exchange rates. The company used a discount rate of 11.21%, terminal growth rate of 5%, and an average revenue growth rate of 46% over 5 years as a result of anticipated federal legalization in various countries. A 1% increase in the discount rate would result in an additional $587 million in impairment, a 1% decrease in the terminal growth rate would result in an additional $457 million in impairment and a 5% decrease in the average revenue growth rate would result in an additional $553 million in impairment.

For the year ended May 31, 2021, there were no impairment charges recognized. For the year ended May 31, 2020, the Company recognized impairment charges of $50,679 consisting of: $5,229 in capital assets, $15,340 in intangible assets, $41,195 in cannabis goodwill, offset by a $4,065 in net liabilities and $7,020 of NCI portion of the impairment.

11.	Convertible notes receivable

During the year ended May 31, 2022, the Company issued 9,817,061 shares valued at $117,804 in exchange for 68% in Superhero Acquisition LP ("SH Acquisition"), the non-controlling interest shareholders contributed cash for the remaining 32% interest in SH Acquisition. All proceeds were used to purchase convertible notes with a face value of $165,799 (2021 - $nil) of MedMen Enterprises Inc. (“MedMen”) The unrealized loss on convertible notes receivable recognized in other comprehensive income amounts to $71,428 and $3,824 for the years ended May 31, 2022 and 2021 respectively.

During the year ended May 31, 2022, and 2021 the Company received total proceeds of $948 and $1,251 respectively from sales of available-for-sale securities and gain (loss) of $nil, and $5,277 respectively was reclassified out of accumulated other comprehensive income into earnings.

The fair value of the MedMen note was determined using the Black-Scholes option pricing model using the following assumptions: the risk-free rate of 1.43%; expected life of the convertible note; volatility of 70% based on comparable companies; forfeiture rate of nil; dividend yield of nil; probability of legalization between 0% and 60%; and, the exercise price of the respective conversion feature.

Convertible notes receivable is comprised of the following investments:

	May 31, 2022	May 31, 2021
10330698 Canada Ltd. (d/b/a Starbuds)	$—	$828
High Tide Inc.	—	1,657
MedMen Enterprises Inc.	111,200	—
Total convertible notes receivable	111,200	2,485
Deduct - current portion	—	(2,485)
Total convertible notes receivable, non current portion	111,200	—

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

As at May 31, 2022, the fair value of the Company’s secured convertible debentures was $nil (May 31, 2021 - $828 (C$1,000)), which includes $nil (May 31, 2021 - $385 (C$465)) of accrued interest.

High Tide Inc.

On April 10, 2019, Aphria purchased C$4,500 in unsecured convertible debentures of High Tide Inc. (“High Tide”). The convertible debentures bear interest at 10% per annum, payable annually up front in common shares of High Tide based on the 10-day volume weighted average price (the “Debentures”). The Debentures matured on April 10, 2021. In addition to the Debentures, the Company received 6,000,000 warrants in High Tide as part of the purchase of the unsecured convertible debentures. Upon maturity, the Company received C$2,500 and agreed to extend the maturity date on C$2,000 of the convertible notes, which were settled during the year.

MedMen Enterprises Inc. (“MedMen”)

On August 31, 2021, the Company issued 9,817,061 share to acquire 68% interest in Superhero Acquisition L.P. (“SH Acquisition”), which purchased senior secured convertible debentures together with certain associated warrants to acquire Class B subordinate voting shares of MedMen in the principal amount of $165,799. The convertible debentures bear interest at LIBOR plus 6%, with a LIBOR floor of 2.5% and, any accrued interest is added to the outstanding debenture amount, and is to be paid at maturity of the secured convertible debenture. SH Acquisition was also granted “top-up” rights enabling it (and its limited partners) to maintain its percentage ownership (on an “as-converted” basis) in the event that MedMen issues equity securities upon conversion of convertible securities that may be issued by MedMen.  The Company’s ability to convert the Notes and exercise the Warrants is dependent upon U.S. federal legalization of cannabis (a “Triggering Event”) or Tilray’s waiver of such requirement as well as any additional regulatory approvals. The debentures mature on August 17, 2028.

12.	Long-term investments

Long-term investments are comprised of the following items:

	Fair value May 31, 2022	Fair value May 31, 2021
Equity investments measured at fair value	4,347	12,185
Equity investments under measurement alternative	5,703	5,500
Total other investments	10,050	17,685

The Company’s equity investments at fair value consist of publicly traded shares, equity interest in non-traded companies and warrants held by the Company. The Company’s equity investments under measurement alternative include equity investments without readily determinable fair values. For the year ended May 31, 2022 the Company received proceeds of $nil on the sale of investments (2021-$8,430, 2020-$19,570) and recognized $6,731 in unrealized losses due to the change in fair value of investments (2021-$1,567, 2020-$23,057), the remaining change in long-term investments is a result of currency translation recognized in other comprehensive income.
13.	Income taxes and deferred income taxes

Loss before income taxes includes the following components:

	For the year ended May 31,
	2022	2021	2020
United States	$(233,697)	(7,814)	—
Canada	(81,772)	(323,964)	(88,930)
Other countries	(125,205)	(13,208)	(20,255)
	$(440,674)	(344,986)	(109,185)

The (recoveries) expense for income taxes consists of:

	For the year ended May 31,
	2022	2021	2020
Current:
United States	$262	$—	$—
Canada	23,268	15,227	5,294
Other countries	479	697	375
	$24,009	15,924	5,669

Deferred:
United States	$520	$1,517	$—
Canada	(17,154)	(30,111)	(9,226)
Other countries	(13,917)	3,698	(4,795)
	$(30,551)	(24,896)	(14,021)
Income tax benefits, net	$(6,542)	(8,972)	(8,352)

A reconciliation of income taxes at the statutory rate with the reported taxes is as follows:

	For the year ended May 31,
	2022	2021	2020
Loss before net income taxes:	$(440,674)	$(344,986)	$(109,185)
Income tax benefits at statutory rate	(92,542)	(72,408)	(22,929)
Tax impact of foreign operations	81,316	(19,016)	(6,310)
Foreign exchange and other	14,941	1,011	(63)
Non-deductible expenses	6,404	(1,347)	2,474
Non-deductible (taxable) losses	748	45,230	13,305
Changes in enacted rates	-	135	-
Change in fair value of warrant liability	(13,359)	(259)	-
Stock based and other compensation	994	2,902	4,105
Change in valuation allowance	17,255	46,007	1,066
Non deductible dividend	-	(755)	-
Impact on convertible debenture and other differences	(22,299)	-	-
Effect of transaction	-	(10,472)	-

Income tax benefits, net	$(6,542)	$(8,972)	$(8,352)

The following table summarizes the components of deferred tax:

	May 31,
	2022	2021	2020
Deferred assets
Operating loss carryforwards - United States	$77,868	$57,320	$-
Operating loss carryforwards - Canada	132,293	152,382	20,512
Operating loss carryforwards - Other Countries	15,606	7,801	9,037
Capital loss carryforwards	38,087	1,350	1,854
Intangible assets	150,543	86,541	—
Property and equipment	20,592	17,107	—
Currently nondeductible interest	7,165	9,491	—
Partnership interests	—	34,108	—
Deferred financing costs	1,638	4,237	5,022
Investment tax credits and related pool balance	21,590	526	—
Other	44,393	26,434	1,704
Total Deferred tax assets	509,775	397,297	38,129
Less valuation allowance	(354,071)	(265,940)	(4,583)
Net deferred tax assets	155,704	131,357	33,546
Deferred tax liabilities
Property and equipment	(38,387)	(15,997)	(8,356)
Intangible assets	(305,577)	(376,228)	(69,580)
Convertible Senior Notes Due 2023	(8,378)	(4,977)	(4,056)
Total deferred tax liabilities	(352,342)	(397,202)	(81,992)
Net deferred tax liability	$(196,638)	(265,845)	(48,446)

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

At May 31, 2022, the Company had United States net operating loss carry-forwards of approximately $370,800 that can be carried forward indefinitely and generally limited in annual use to 80% of the current year taxable income starting 2021. The Company has Canadian net operating loss carry-forwards of approximately $449,500 that can be carried forward 20 years and begin to expire in 2028. Management believes that it is more-likely-than-not that the benefit from certain United States and foreign net operating loss carry-forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carry-forwards. The net change in the total valuation allowance was an increase of $88,131 and $261,357 for the years ended May 31, 2022 and 2021, respectively.

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

The total amount of gross unrecognized tax benefits (“GUTB”) was $0, $0, and $0 as of May 31, 2022, 2021 and 2020 respectively. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the financial statements.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. In the years ended May 31, 2022, 2021 and 2020, the Company recorded approximately $0, $0 and $0, respectively, of interest and penalty expenses related to uncertain tax positions. As of May 31, 2022, and 2021, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $0 and $0, respectively.

The Company and its subsidiaries are subject to United States federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company is not currently under audit in any jurisdiction for any period. Major jurisdictions where there are wholly owned subsidiaries of Tilray Brands, Inc. which require income tax filings include the Canada, Portugal, Germany, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2017 for Canada, 2018 for Portugal, 2017 for Germany, 2018 for Australia, and 2018 for United States.
14.	Bank indebtedness

The Company has an operating line of credit in the amount of C$1,000 which bears interest at the lender’s prime rate plus 75 basis points. As at May 31, 2022, the Company has not drawn on the line of credit. The operating line of credit is secured by the property at 265 Talbot St. West, Leamington, Ontario and a first ranking position on a general security agreement.

The Company’s subsidiary, CC Pharma, has two operating lines of credit for €5,000 and €3,500 each, which bear interest at Euro Over Night Index Average plus 1.79% and Euro Interbank Offered Rate plus 3.682% respectively.

As at May 31, 2022, a total of €7,571 ($8,123) was drawn down from the available credit of €8,500. The operating lines of credit are secured by the inventory held by CC Pharma.

The Company’s subsidiary, Four Twenty Corporation (“420”), has a revolving credit facility of $30,000 which bears interest at EURIBOR plus an applicable margin. As at May 31, 2022, the Company has drawn $10,000 on the revolving line of credit. The revolving credit facility is secured by all of 420 and SweetWater’s assets and includes a corporate guarantee by the Company.
15.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised of:

	May 31, 2022	May 31, 2021
Trade payables	$68,604	$57,706
Accrued liabilities	57,497	112,594
Accrued payroll and employment related taxes	17,736	19,390
Income taxes payable	6,150	14,764
Accrued interest	6,772	148
Other accruals	672	8,211
Total	$157,431	$212,813

16.	Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	May 31, 2022	May 31, 2021
Credit facility - C$80,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2022	$53,720	$62,964
Term loan - C$25,000 - Canadian 5-year bond interest rate plus 2.73% with a minimum 4.50%, 5-year term, with a 15-year amortization, repayable in blended monthly payments, due in July 2023	12,750	14,335
Term loan - C$25,000 - 3.95%, compounded monthly, 5-year term with a 15-year amortization, repayable in equal monthly instalments of $188 including interest, due in April 2022	15,050	17,117
Term loan - C$1,250 - Canadian prime interest rate plus 1.5%, 5-year term, with a 10-year amortization, repayable in equal monthly instalments of C$13 including interest, due in August 2026	462	587
Mortgage payable - C$3,750 - Canadian prime interest rate plus 1.5%, 5-year term, with a 20-year amortization, repayable in equal monthly instalments of C$23 including interest, due in August 2026	2,327	2,562
Vendor take-back mortgage - C$2,850 - 6.75%, 5-year term, repayable in equal monthly instalments of $56 including interest, due in June 2021	—	92
Term loan ‐ €5,000 ‐ Euro Interbank Offered Rate plus 1.79%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	1,878	3,356
Term loan ‐ €5,000 ‐ Euro Interbank Offered Rate plus 2.68%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	1,878	3,356
Term loan ‐ €1,500 ‐ Euro Interbank Offered Rate plus 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in April 2025	1,219	1,831
Term loan ‐ €1,500 ‐ Euro Interbank Offered Rate plus 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in June 2025	1,307	1,831
Mortgage payable - $22,635 - EUROBIR rate plus 1.5%, 10-year term, with a 10-year amortization, repayable in monthly instalments of $57 plus interest, due in October 2030	21,561	—
Term loan - $100,000 - EUROBIR rate plus an applicable margin, 3-year term, repayable in quarterly instalments of $1,875 beginning March 31, 2021 for the first year and $2,500 thereafter, with the outstanding principal due in December 2023	75,000	98,138
Carrying amount of long-term debt	187,152	206,169
Unamortized financing fees	(1,450)	(2,061)
Net carrying amount	185,702	204,108
Less principal portion included in current liabilities	(67,823)	(36,622)
Total noncurrent portion of long-term debt	$117,879	$167,486

The credit facility of C$80,000 ($66,278) was entered into on November 29, 2019 by 51% owned subsidiary Aphria Diamond and is secured by the property at 620 County Road 14, Leamington, Ontario, owned by Aphria Diamond, and a guarantee from Aphria Inc.

The term loan of C$25,000 ($20,712) was entered into on July 27, 2018 and is secured by the property at 223, 231, 239, 265, 269, 271 and 275 Talbot Street West, Leamington Ontario, a first position on a general security agreement, and an assignment of fire insurance to the lender. The effective interest rate during the year was 4.68%.

The term loan of C$25,000 ($20,712) was entered into on May 9, 2017 and is secured by the property at 265 Talbot Street West, Leamington Ontario, a first position on a general security agreement, and an assignment of fire insurance to the lender.

The term loan of C$1,250 ($1,036) and mortgage payable of C$3,750 ($3,108) were entered into on July 22, 2016 and are secured by the property at 265 Talbot Street West, Leamington, Ontario and a first position on a general security agreement.

The vendor take-back mortgage payable of C$2,850 ($2,361) was entered into on June 30, 2016 in conjunction with the acquisition of the property at 265 Talbot Street West. The mortgage was secured by the property at 265 Talbot Street West, Leamington, Ontario. The mortgage was repaid in full and the security released in June 2021.

The Company entered into term loans between December 2019 and June 2021 for €13,000 ($16,165) through wholly owned subsidiary CC Pharma. These term loans are secured against the distribution inventory held by CC Pharma.

The Company, entered into a secured credit agreement on March 31, 2021 for a term loan of $100,000 through wholly owned subsidiary Four Twenty Corporation (“420”). 420 provided all of its and its subsidiaries’ assets as security for the loan and Aphria Inc. provided a corporate guarantee.

During the year ended May 31, 2022, the Company acquired all the membership interests in Cheese Grits, LLC, a Georgia limited liability company that owns the SweetWater Brewing Company brewery and taproom in Atlanta, Georgia, which facility was previously leased to the Company. Cheese Grits, LLC, was owned by certain former equity holders of SweetWater and current employees. As part of this purchase, the Company through subsidiary Cheese Grits, LLC, acquired the mortgage payable which is secured against the brewery and taproom.

During the year, the Company amended its bank agreement to remove certain financial covenants in return for maintaining a minimum balance of C$7,083 ($5,596) and C$1,350 ($1,067) in certain Canadian cash operating accounts. As at May 31, 2022, the Company was in compliance with all the long-term debt covenants.
17.	Convertible debentures

The following table sets forth the net carrying amount of the convertible debentures:

	May 31, 2022	May 31, 2021
5.25% Convertible Notes ("APHA 24")	$216,753	$399,444
5.00% Convertible Notes ("TLRY 23")	185,196	268,180
Total	$401,949	$667,624

APHA 24

	May 31, 2022	May 31, 2021
5.25% Contractual debenture	$350,000	$350,000
Debt settlement	(90,760)	(90,760)
Fair value adjustment	(42,487)	140,204
Net carrying amount of APHA 24	$216,753	$399,444

The APHA 24 convertible debentures, were entered into in April 2019, in the principal amount of $350,000, bears interest at a rate of 5.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, and matures on June 1, 2024, unless earlier converted. The APHA 24 is an unsecured obligation and ranks senior in right of payment to all indebtedness that is expressly subordinated in right of payment to APHA 24. The APHA 24 will rank equal in right of payment with all liabilities that are not subordinated. The APHA 24 is effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

Holders of the APHA 24 may convert all or any portion of their Notes, in multiples of one thousand dollars principal amount, at their option at any time between December 1, 2023 to the maturity date. The initial conversion rate for the APHA 24 will be 89.31162364 shares of common stock per one thousand dollars principal amount of Notes, which will be settled in cash, common shares of Aphria or a combination thereof, at Tilray’s election. This is equivalent to an initial conversion price of approximately $11.20 per common share, subject to adjustments in certain events. In addition, holders of the APHA 24 may convert all or any portion of their Notes, in multiples of one thousand dollars principal amount, at their option at any time preceding December 1, 2023, if any of the following:

(a)

the last reported sales price of the common shares for at least 20 trading days during a period of 30 consecutive trading days immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(b)

during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per one thousand dollars principal amount of the APHA 24 for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate on each such trading day;

(c)	the Company calls any or all of the APHA 24 for redemption or;
(d)	upon occurrence of specified corporate event.

The Company may not redeem the APHA 24 prior to June 6, 2022, except upon the occurrence of certain changes in tax laws. On or after June 6, 2022, the Company may redeem for cash all or part of the APHA 24, at its option, if the last reported sale price of the Company’s common shares has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on and including trading day immediately preceding the date on which the Company provides notice of redemption. The redemption of the APHA 24 will be equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date.

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

The overall change in fair value of the APHA 24 during the year ended May 31, 2022 was a decrease of $163,670 with a foreign exchange impact of $19,021 (2021 – increase of $170,453 and $32,586), which included contractual interest of $13,600 (2021 - $13,600). As at May 31, 2022, there was $259,400 principal outstanding (2021 - $259,400).

TLRY 23

	May 31,	May 31,
	2022	2021
Opening balance	$277,856	$—
Principal amount issued (paid)	(88,026)	277,856
Unamortized discount	(4,634)	(9,676)
Net carrying amount	$185,196	$268,180

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

The TLRY 23 is an unsecured obligation and ranks senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the TLRY 23; equal in right of payment with any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of the Company’s current or future subsidiaries.

The TLRY 23 includes customary covenants and sets forth certain events of default after which the convertible notes may be declared immediately due and payable, including certain types of bankruptcy or insolvency involving the Company. To the extent the Company so elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants, for the first 365 days after such event of default, consist exclusively of the right to receive additional interest on the notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election (the “cash conversion option”). The initial conversion rate for the convertible notes is 5.9735 shares of common stock per one thousand dollar principal amount of notes, which is equivalent to an initial conversion price of approximately $167.41 per share of common stock, which represents approximately 1,659,737 shares of common stock, based on the $277,856 aggregate principal amount of convertible notes outstanding as of May 31, 2022 (2021 - $nil). Throughout the term of the TLRY 23, the conversion rate may be adjusted upon the occurrence of certain events.

Prior to the close of business on the business day immediately preceding April 1, 2023, the TLRY 23 will be convertible only under the specified circumstances. On or after April 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their TLRY 23, in multiples of one thousand dollars principal amount, at the option of the holder regardless of the aforementioned circumstances.

The Company may from time to time seek to retire or purchase its TLRY 23, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. During the year, the Company purchased $88,026 of its TLRY 23.

As of May 31, 2022, the TLRY 23 is not yet convertible. The convertible notes will become convertible upon the satisfaction of the above circumstances. The remaining unamortized debt discount related to the convertible notes as of May 31, 2022 will be accreted over the remaining term of the TLRY 23, which is approximately 16 months.

As of May 31, 2022, the Company was in compliance with all the covenants set forth under the TLRY 23.

During the year ended May 31, 2022, the Company recognized total interest expense of $18,860 (2021 – $1,585), which included contractual interest coupon of $14,684 (2021 - $1,158) and amortization of the discount of $4,176 (2021 - $427).

18.	Warrants

During the year 5,994,651 warrants expired with exercise prices between $3.08 and $9.08. As of May 31, 2022, there are 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring March 17, 2025. Each warrant is exercisable for one common share of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the year ended May 31, 2022, the Company issued shares which triggered the anti-dilution price protection feature lowering the exercise price to $4.30. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

The Company estimated the fair value of the warrant liability at May 31, 2022 at $2.30 per warrant using the Black Scholes pricing model (Level 3) with the following assumptions: Risk-free interest rate of 2.89%, expected volatility of 70%, expected term of 3.3 years, strike price of $4.30 and fair value of common stock of $4.49.

Expected volatility is based on both historical and implied volatility of the Company’s common stock.
19.	Stockholders’ equity

Issued and outstanding

At May 31, 2022, the Company had 990,000,000 shares authorized to be issued with 532,674,887 shares issued and outstanding, at May 31, 2021 – 743,333,333 and 446,440,641 respectively.

During the year-ended May 31, 2022, the Company issued the following shares:

a)	In September 2021, the Company issued 9,817,061 shares to acquire a 68% interest in SH Acquisition (refer to Note 11 Convertible notes receivable). The fair value of the shares issued was $117,804.
b)	In December 2021, the Company issued 12,540,479 shares to acquire all the membership interests of Double Diamond Distillery LLC (refer to Note 9 Business Acquisitions)
c)

During the year, the Company issued 51,741,710 shares under its At-the-Market (“ATM”) program for gross proceeds of $267,762. The Company paid $5,253 in commissions and other fees associated with these issuances for net proceeds of $262,509. As a result of the sale of shares from the ATM, the exercise price on the outstanding warrants have been adjusted from $5.95 to $4.30.

d)

During the year, the Company issued 2,677,596 shares to settle amounts owed to the non-controlling shareholders of Aphria Diamond in the amount of $28,560. In addition, the Company also paid $7,484 to the non-controlling shareholders of Aphria Diamond for an aggregate settlement of $36,044.

e)	During the year, the Company issued 2,959,386 shares to settle various legal proceedings.
f)	In December 2021, the Company issued 1,289,628 shares to purchase capital and intangible assets.
g)	During the year ended May 31, 2022 the company issued 5,208,386 shares for the exercise of various stock-based compensation awards.

Stock-based compensation

For the year ended May 31, 2022, the total stock-based compensation expense was $35,994 (2021 - $17,351 and 2020- $18,079). The Company operates multiple stock-based award plans as follows:

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

No stock options were granted under the EIP during the year ended May 31, 2022 and 2021. For the year ended May 31, 2020, the fair value of each stock option granted is estimated on grant date using the Black-Scholes option pricing model using the following assumptions: risk-free rate for 2.10% on the date of grant; expected life of 8.97 years; volatility of 61.33% based on comparable companies; dividend yield of $nil; and, the exercise price of the respective option. The expected life of the award is estimated using the simplified method since the Company does not have adequate historical exercise data to estimate the expected term.

Stock-based activity under the EIP and Original Plan for the year ended May 31, 2022 is as follows:

EIP Time-based stock option activity
			Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2021	3,180,226	$14.19	1.3	$25,171
Granted	—	—	—	—
Exercised	(171,603)	7.76	—	—
Forfeited	—	—	—	—
Cancelled	(126,874)	6.08	—	—
Balance, May 31, 2022	2,881,749	$14.93	6.0	$

Original plan time-based stock option activity
			Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2021	917,545	$3.97	1.7	$11,886
Exercised	(735,564)	3.36	—	—
Forfeited	(9,016)	5.36	—	—
Cancelled	(80,188)	9.93	—	—
Balance, May 31, 2022	92,777	$3.52	3.8	$117

EIP Time-based RSU activity
		Weighted- average	Weighted- average
		grant-date	remaining
	Time-based	fair value	contractual	Aggregate
	RSUs	per share	term (years)	intrinsic value
Balance, May 31, 2021	1,205,243	$15.16	—	$20,091
Granted	6,447,993	12.02	—	—
Vested	(564,937)	20.33	—	—
Forfeited	(377,519)	14.16	—	—
Cancelled	—	—	—	—
Balance, May 31, 2022	6,710,780	$11.76	2.6	$25,894

Predecessor Plan - Aphria

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

The fair value of each stock option granted under the Predecessor Plan is estimated on grant date using the Black-Scholes option pricing model using the following assumptions: risk-free rate for 2021 of 0.39% and 2020 of 1.20 – 1.56% on the date of grant; expected life for 2021 of 5 years and 2020 of 5 years; volatility for 2021 of 70% and 2020 of 70%) based on comparable companies; forfeiture rate for 2021 of 35% and 2020 of  20%; dividend yield for 2021 of $nil and 2020 of $nil); and, the exercise price of the respective option. The expected life of the award is estimated using the simplified method since the Company does not have adequate historical exercise data to estimate the expected term.

Stock option, RSU and DSU activity for the Company under the Predecessor Plan is as follows:

Time-based stock option activity

	May 31, 2022
			Weighted	Weighted
		Weighted	average	average
		average	grant	remaining	Aggregate
	Number of	exercise	date fair	contractual	Intrinsic
	options	price	value	term (years)	Amount
Outstanding, beginning of the year	2,499,185	$12.48	$6.51	2.4	10,472
Exercised during the year	(203,071)	8.14	31.88	N/A	N/A
Granted during the year	—	—	—	N/A	N/A
Forfeited during the year	(155,381)	18.21	6.15	N/A	N/A
Expired during the year	(301,705)	16.14	20.07	N/A	N/A
Outstanding, end of the year	1,839,028	$11.29	$64.44	1.8	—
Vested and exercisable, end of the year	1,764,777	$11.39	$65.39	1.8	—

Time-based and Performance-based RSU activity

	May 31, 2022
		Weighted
		average
		grant -
		date fair
	Time- based	value per
	RSUs	share
Non-vested, beginning of the year	2,794,972	$6.88
Granted during the year	—	—
Vested during the year	(1,868,691)	$13.79
Forfeited during the year	(149,169)	$20.59
Non-vested, end of the year	777,112	$11.09

20.	Accumulated other comprehensive loss

Accumulated other comprehensive loss includes the following components:

	Foreign currency translation (loss) gain	Unrealized loss on convertible notes receivables	Total
Balance May 31, 2019	$626	$274	$900
Other comprehensive income (loss)	(858)	(5,476)	(6,334)
Balance May 31, 2020	(232)	(5,202)	(5,434)
Settlement of convertible notes receivable	—	5,277	5,277
Other comprehensive income (loss)	156,649	(3,824)	152,825
Balance May 31, 2021	156,417	(3,749)	152,668
Other comprehensive income (loss)	(102,004)	(71,428)	(173,432)
Balance May 31, 2022	$54,413	$(75,177)	$(20,764)

21.	Non-controlling interests

The following tables summarize the information relating to the Company’s majority-owned subsidiaries, CC Pharma Nordic ApS (75%), Aphria Diamond (51%), ColCanna S.A.S. (90%), and SH Acquisition (68%) before intercompany eliminations.

Summarized balance sheet information of the entities in which there is a non-controlling interest as at May 31, 2022:

	CC Pharma	Aphria	SH	ColCanna
	Nordic ApS	Diamond	Acquisition	S.A.S.	Total
Current assets	$485	$20,546	$—	$193	$21,224
Non-current assets	158	152,786	111,200	141,929	406,073
Current liabilities	(642)	(63,196)	—	(53)	(63,891)
Non-current liabilities	(410)	(29,653)	—	(6,537)	(36,600)
Net assets	(409)	80,483	111,200	135,532	326,806

Summarized balance sheet information of the entities in which there is a non-controlling interest as at May 31, 2021:

	CC Pharma	Aphria	SH	ColCanna
	Nordic ApS	Diamond	Acquisition	S.A.S.	Total
Current assets	$919	$19,531	$—	$315	$20,765
Non-current assets	103	153,696	—	146,587	300,386
Current liabilities	(956)	(28,511)	—	(62)	(29,529)
Non-current liabilities	(406)	(69,332)	—	(6,606)	(76,344)
Net assets	(340)	75,384	—	140,234	215,278

Summarized income statement information of the entities in which there is a non-controlling interest for the year ended May 31, 2022:

	CC Pharma	Aphria	SH	ColCanna
	Nordic ApS	Diamond	Acquisition	S.A.S.	Total
Revenue	$354	$148,323	$—	$—	$148,677
Total expenses (recovery)	470	77,057	(11,180)	35	66,382
Net (loss) income	(116)	71,266	11,180	(35)	82,295
Other comprehensive (loss) income	47	(2,353)	(70,778)	(4,737)	$(77,821)
Net comprehensive income	(69)	68,913	(59,598)	(4,772)	4,474

Summarized income statement information of the entities in which there is a non-controlling interest for the year ended May 31, 2021:

	CC Pharma	Aphria	ColCanna
	Nordic ApS	Diamond	S.A.S.	Total
Revenue	$827	$131,381	$—	$132,208
Total expenses (recovery)	958	67,030	923	68,911
Net (loss) income	(131)	64,351	(923)	63,297
Other comprehensive (loss) income	—	—	—	—
Net comprehensive loss	(131)	64,351	(923)	63,297

Summarized income statement information of the entities in which there is a non-controlling interest for the year ended May 31, 2020:

	Aphria Diamond	Marigold	ColCanna S.A.S.	Total
Revenue	$24,142	$40	$—	$24,182
Total expenses (recovery)	25,141	(4,995)	(19,447)	699
Net (loss) income	(999)	5,035	19,447	23,483
Other comprehensive (loss) income	—	—	—	—
Net comprehensive loss	(999)	5,035	19,447	23,483

22.	Net revenue

Net revenue is comprised of:

	For the year ended May 31,
	2022	2021	2020
Cannabis revenue	$300,891	$264,334	$153,477
Cannabis excise taxes	(63,369)	(62,942)	(23,581)
Net cannabis revenue	237,522	201,392	129,896
Beverage alcohol revenue	74,959	29,661	—
Beverage alcohol excise taxes	(3,467)	(1,062)	—
Net beverage alcohol revenue	71,492	28,599	—
Distribution revenue	259,747	277,300	275,430
Wellness revenue	59,611	5,794	—
Total	$628,372	$513,085	$405,326

23.	Cost of goods sold

Cost of goods sold is comprised of:

	For the year ended May 31,
	2022	2021	2020
Cannabis costs	$194,834	$130,511	$68,551
Beverage alcohol costs	32,033	12,687	—
Distribution costs	243,231	242,472	240,722
Wellness costs	41,457	4,233	—
Total	$511,555	$389,903	$309,273

24.	General and administrative expenses

General and administrative expenses are comprised of the following items:

	For the year ended May 31,
	2022	2021	2020
Executive compensation	$14,128	$8,645	$6,777
Office and general	27,153	19,503	12,351
Salaries and wages	51,693	37,126	28,252
Stock-based compensation	35,994	17,351	18,079
Insurance	17,536	12,257	9,370
Professional fees	13,047	11,779	14,190
Gain on sale of capital assets	(682)	—	—
Insurance proceeds	(4,032)	—	—
Travel and accommodation	4,203	2,711	2,798
Rent	3,761	2,203	1,972
Total	$162,801	$111,575	$93,789

25.	Interest expense, net

Interest expense, net is comprised of:

	For the year ended May 31,
	2022	2021	2020
Interest income	$11,736	$2,926	$6,273
Interest expense	(39,680)	(30,903)	(25,644)
	$(27,944)	$(27,977)	$(19,371)

26.	Non-operating (expense) income

Non-operating (expense) income is comprised of:
	For the year ended May 31,
	2022	2021	2020
Change in fair value of convertible debenture	$163,670	$(170,453)	$53,611
Change in fair value of warrant liability	63,913	1,234	—
Foreign exchange (loss) gain	(28,383)	(22,347)	6,145
Loss on long-term investments	(6,737)	(2,352)	(24,295)
Other non-operating (losses) gains, net	5,208	9,080	(21,266)
	$197,671	$(184,838)	$14,195

27.	Change in non-cash working capital

Change in non-cash working capital is comprised of:

	For the year ended May 31,
	2022	2021	2020
Decrease (increase) in:
Accounts receivable	$(5,842)	$(23,512)	$(25,593)
Prepaids and other current assets	4,472	(6,772)	(10,899)
Inventory	(45,749)	(55,205)	(89,660)
Increase (decrease) in:
Accounts payable and accrued liabilities	(44,652)	14,635	47,320
	$(91,771)	$(70,854)	$(78,832)

28.	Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt (refer to Note 16 Long-term debt), convertible notes (refer to Note 17 Convertible Debentures), material purchase commitments and construction commitments as follows:

	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt repayment	$187,152	67,823	82,400	4,494	4,092	4,380	23,963
Convertible notes, principal and interest	489,029	23,102	206,613	259,314	—	—	—
Material purchase obligations	32,356	26,948	4,527	881	—	—	—
Construction commitments	1,108	1,108	—	—	—	—	—
Total	$709,645	$118,981	$293,540	$264,689	$4,092	$4,380	$23,963

Legal proceedings

From time to time, the Company and/or its subsidiaries may become defendants in legal actions arising out of the ordinary course and conduct of its business. As of May 31, 2022, in the opinion of management, no claims meet the criteria to record a loss contingency.
29.	Financial risk management and financial instruments

Financial instruments

The Company has classified its financial instruments as described in Note 3 Significant accounting policies.

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

The Company’s long-term debt of $17,839 (2021 - $20,358) is subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for Government of Canada securities of similar duration. In each period thereafter, the incremental premium is held constant while the Government of Canada security is based on the then current market value to derive the discount rate.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	May 31, 2022
Financial assets
Cash and cash equivalents	$415,909	$—	$—	$415,909
Convertible notes receivable	—	—	111,200	111,200
Equity investments measured at fair value	1,878	2,469	5,703	10,050
Financial liabilities
Warrant liability	—	—	(14,255)	(14,255)
Contingent consideration	—	—	(16,007)	(16,007)
APHA 24 Convertible debenture	—	—	(216,753)	(216,753)
Total recurring fair value measurements	$417,787	$2,469	$(130,112)	$290,144

	Level 1	Level 2	Level 3	May 31, 2021
Financial assets
Cash and cash equivalents	$488,466	—	—	$488,466
Convertible notes receivable	—	2,485	—	2,485
Equity investments measured at fair value	9,251	2,934	5,500	17,685
Financial liabilities
Warrant liability	—	—	(78,168)	(78,168)
Contingent consideration	—	—	(60,657)	(60,657)
APHA 24 Convertible debenture	—	—	(399,444)	(399,444)
Total recurring fair value measurements	$497,717	$5,419	$(532,769)	$(29,633)

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, debt securities classified as available-for-sale, acquisition-related contingent consideration, and warrant liability.

Convertible notes receivable and long-term investments recorded at fair value: The estimated fair value is determined using the Black Scholes option pricing model, probability of legalization and is classified as Level 3.

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

Contingent consideration: The contingent consideration from the acquisition of SweetWater is determined by discounting future expected cash outflows at a discount rate of 5% and probability of achievement of 25%. The unobservable inputs into the future expected cash outflows are classified as Level 3.

The opening balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled to the closing balances as follows:

	APHA 24
	Convertible	Warrant	Contingent	Convertible
	Debt	Liability	Consideration	notes receivable	Total
Balance, May 31, 2021	(399,444)	(78,168)	(60,657)	2,485	(535,784)
Additions	—	—	—	170,799	170,799
Disposals	—	—	—	(1,580)	(1,580)
Unrealized gain (loss) on fair value	182,691	63,913	44,650	(60,504)	230,750
Balance, May 31, 2022	$(216,753)	$(14,255)	$(16,007)	$111,200	$(135,815)

The unrealized gain (loss) on fair value for the Convertible Debenture, warrant liability, contingent consideration and convertible notes payable are recognized in non-operating income (loss) and other comprehensive income for the convertible notes receivable using the following inputs:

Financial asset / financial liability	Valuation technique	Significant unobservable input	Inputs
APHA Convertible debentures	Black-Scholes	Volatility, expected life	70% 2.3 years
Warrant liability	Black-Scholes	Volatility, expected life	70% 3.6 years
Contingent consideration	Discounted cash flows	Discount rate	5%
Debt securities classified under available-for-sale method	Black-Scholes	Interest rate, conversion	20% 0% to 60%

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

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at May 31, 2022, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

The Company evaluates the collectability of its accounts receivable and maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses.

Trade receivables included an allowance for doubtful accounts of $5,404 at May 31, 2022 (2021-$4,571).

(b)	Liquidity risk

As at May 31, 2022, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which have contractual maturities over the next five years.

The Company maintains a minimum deposit on certain Canadian cash operating accounts tied to loans secured by its Aphria One and SweetWater facilities. The Company maintains debt service charge and leverage covenants on certain loans secured by its Aphria Diamond facilities and 420 that are measured quarterly.  The Company believes that it has sufficient operating room with respect to its financial covenants for the next fiscal year and does not anticipate being in breach of any of its financial covenants.

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position at May 31, 2022, management regards liquidity risk to be low.

(c)	Currency rate risk

As at May 31, 2022, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

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

As of May 31, 2022, the Company held long-term equity investments at fair value and equity investments under the measurement alternative. These investment in equities were acquired as part of our strategic transactions. Accordingly, the changes in fair values of investment in equities measured at fair value or under the measurement alternative are recognized through gain (loss) on long-term investment in the statements of net loss and comprehensive loss. Based on the fair value of investment in equities held as of May 31, 2022, a hypothetical decrease of 10% in the prices for these companies would reduce the fair values of the investments and result in unrealized loss recorded in gain (loss) on long-term investment by $12,123.

Similarly, based on the fair value of our warrant liability as of May 31, 2022, a hypothetical increase of 10% in the price for our common stock would increase the change in fair value of warrant liability and result in unrealized loss recorded in non-operating income by $1,787.

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
30.	Segment reporting

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

Segment gross profit from external customers:

	For the year ended May 31,
Cannabis	2022	2021	2020
Net revenue	$237,522	$201,392	$129,896
Cost of goods sold	194,834	130,511	68,551
Gross profit	42,688	70,881	61,345
Distribution
Net revenue	$259,747	$277,300	$275,430
Cost of goods sold	243,231	242,472	240,722
Gross profit	16,516	34,828	34,708
Beverage alcohol
Net revenue	71,492	28,599	—
Cost of goods sold	32,033	12,687	—
Gross profit	39,459	15,912	—
Wellness
Net revenue	59,611	5,794	—
Cost of goods sold	41,457	4,233	—
Gross profit	18,154	1,561	—

Channels of cannabis revenue were as follows:

	For the year ended May 31,
	2022	2021	2020
Revenue from Canadian medical cannabis products	$30,599	$25,539	$28,685
Revenue from Canadian adult-use cannabis products	209,501	222,930	112,207
Revenue from wholesale cannabis products	6,904	6,615	12,585
Revenue from international cannabis products	53,887	9,250	—
Less excise taxes	(63,369)	(62,942)	(23,581)
Total	$237,522	$201,392	$129,896

Geographic net revenue:

	For the year ended May 31,
	2022	2021	2020
North America	$314,132	$229,120	$129,663
EMEA	296,911	279,062	271,291
Rest of World	17,329	4,903	4,372
Total	$628,372	$513,085	$405,326

Geographic capital assets:

	May 31, 2022	May 31, 2021
North America	$464,370	$504,575
EMEA	119,409	140,838
Rest of World	3,720	5,285
Total	$587,499	$650,698

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the years ended May 31, 2022, 2021, and 2020 there were no major customers representing greater than 10% of our annual revenues.

31.	Subsequent Events

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

Subsequent to May 31, 2022, we sold an additional 11,920,209 shares of Tilray’s Class 2 common stock under the Sales Agreement, resulting in aggregate net proceeds to us of approximately $46,263, and gross proceeds of approximately $47,207, and paid Agents commissions and fees of approximately $944. As of July 28, 2022, we sold an aggregate of 63,661,919 shares for net proceeds of approximately 308,670 and gross proceeds of $314,969, the remaining availability under the Sales Agreement is approximately $85,031. As a result of the sale of the shares from the ATM, the exercise price on the outstanding warrants have been adjusted to $3.15.

On July 12, 2022, we closed the HEXO transaction pursuant to which, among other things, we acquired from HT Investments MA LLC (“HTI”) all of the outstanding principal and interest under a secured convertible note (the “HEXO Note”) issued by HEXO Corp. (“HEXO”) maturing on May 1, 2026. The HEXO Note was amended prior to closing to provide for an adjustment down of the initial conversion price to CAD$0.40 and certain HEXO board appointment and governance rights in favor of Tilray. As of the closing, the HEXO Note had a principal balance of approximately $173 million. As part of the transaction, Tilray delivered consideration totaling approximately $155 million, representing the outstanding principal balance less a purchase price discount equal to 10.8% of such outstanding principal balance.  The purchase price was satisfied by Tilray in the form of a newly-issued $50 million convertible promissory note, and the balance in approximately 33 million shares of Tilray’s Class 2 common stock. The HEXO transaction also provided for Tilray and HEXO to enter into commercial agreements providing for co-manufacturing by each of Tilray and HEXO, exclusive supply by Tilray to HEXO of cannabis products for international markets, provisioning by Tilray to HEXO of advisory services and procurement and selling and administrative services.

In August 2021, the Board of Directors of the Company established a Special Litigation Committee (the “SLC”) of independent directors to re-assert director control and investigate the derivative claims asserted in In re Tilray, Inc. Reorganization Litigation, C.A. No. 2020-0137-KSJM.  On May 27, 2022, the SLC informed the Court that it had completed its investigation; determined not to seek dismissal of the Action; and confirmed its determination that the Company had suffered significant damages and that the SLC would pursue claims to recover appropriate amounts for the Company’s benefit. Thereafter, the SLC, all of the defendants, and certain non-parties participated in two mediation sessions on June 27 and July 14, 2022.

On July 15, 2022, the SLC reached an agreement in principle with the defendants and certain of the non-parties, and their respective insurers, to resolve the claims asserted in the action in exchange for an aggregate amount of $26.9 million to be paid to Tilray plus mutual releases. The parties’ binding term sheet remains subject to execution of long-form settlement agreements with the respective parties and approval by the Delaware Court of Chancery. The SLC notified the Court of Chancery of the parties’ agreement in principle via letter dated July 18, 2022.  See Part I, Item 3 – Legal Proceedings for additional information on this litigation matter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tilray Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Tilray Brands, Inc. and its subsidiaries (together, the Company) as of May 31, 2022 and 2021, and the related consolidated statements of loss and comprehensive loss, changes in equity and cash flows for each of the three years in the period ended May 31, 2022, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of May 31, 2022, based on criteria established in ~~Internal Control – Integrated Framework~~ (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on criteria established in ~~Internal Control – Integrated Framework~~ (2013) issued by the COSO.

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

As described in Management's Report on Internal Controls over Financial Reporting, management has excluded Breckenridge from its assessment of internal control over financial reporting as of May 31, 2022 because it was acquired by the Company in a purchase business combination during the year ended May 31, 2022. We have also excluded Breckenridge from our audit of internal control over financial reporting. Breckenridge is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2022.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessments of Goodwill and Indefinite lived Intangible Assets for the Cannabis and Beverage Alcohol Reporting Units

As described in Notes 3, 8 and 10 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite lived intangible assets balances were $2,641.3 million and $248.4 million respectively at May 31, 2022. The goodwill associated with the Cannabis and Beverage Alcohol reporting units was $2,416.7 million and $103.0 million, respectively at May 31, 2022. Management conducts an impairment assessment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill or indefinite lived intangibles may not be recoverable. Any impairment charges are determined by comparing the fair value of the reporting unit to its carrying value. Fair value amounts are estimated by management using discounted cash flow models. Management’s cash flow models for the Cannabis and Beverage Alcohol reporting units included significant judgements and assumptions relating to future cash flows, growth rates and discount rates. Based on the results of the impairment assessment, management recorded impairment of the Cannabis reporting unit goodwill of $182.7 million and impairment of indefinite lived intangibles of $110.0 million for the year ended May 31, 2022.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill and indefinite lived intangible assets for the Cannabis and Beverage Alcohol reporting units is a critical audit matter are (i) the significant judgement required by management when developing the fair values of the reporting units; and (ii) a high degree of auditor judgement, subjectivity and effort in performing procedures to evaluate management’s significant assumptions, including future cash flows, growth rates and discount rates.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite lived intangible assets impairment assessments, including controls over the determination of the fair values of the Cannabis and Beverage Alcohol reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Cannabis and Beverage Alcohol reporting units; (ii) evaluating the appropriateness of the underlying discounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv)

evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, growth rates and discount rates. Evaluating management’s significant assumptions related to future cash flows, growth rates and the discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; (iii) sensitivities over significant inputs and assumptions; and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit, as applicable.

Fair value measurement of intangible assets acquired related to the acquisition of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery)

As described in Notes 3 and 9 to the consolidated financial statements, on December 7, 2021 the Company completed the acquisition of all of the membership interests of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery (“Breckenridge”) for net consideration of $114.1 million in 2022 which resulted in $79.8 million of intangible assets being recorded. The Company accounts for business combinations using the acquisition method which requires recognition of assets acquired and liabilities assumed at their respective fair values at the date of acquisition. The fair values of assets acquired and liabilities assumed are typically estimated using an income approach, which is based on the present value of future discounted cash flows. Management applied significant judgment in estimating the fair value of intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the rate of future revenue growth, profitability of the acquired business and the discount rate, among other factors.

The principal considerations for our determination that performing procedures relating to the fair value measurement of intangible assets acquired related to the acquisition of Breckenridge is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when estimating the fair values of intangible assets acquired; (ii) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of intangible assets acquired; (iii) the significant audit effort in evaluating the reasonableness of the significant assumptions relating to the rate of future revenue growth, profitability of the acquired business and the discount rate; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets acquired and controls over the development of  the cash flow models as well as , the significant assumptions related to the rate of future revenue growth, profitability of the acquired business and the discount rate. These procedures also included, among others, (i) reading the purchase agreement; and (ii) testing management’s process for estimating the fair values of the intangible assets acquired. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to the rate of future revenue growth, profitability of the acquired business and the discount rate. Evaluating the reasonableness of the rate of future revenue growth and the profitability of the acquired business involved considering the past performance of the acquired businesses and market comparable results as well as economic and industry forecasts. The reasonableness of the discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow models and the reasonableness of the discount rate.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

July 28, 2022

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) issued. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of May 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which accompanies the consolidated financial statements.

In the third quarter of our fiscal year ended May 31, 2022, we completed the acquisition of Breckenridge. As a result of the acquisition, Breckenridge became a wholly-owned subsidiary of Tilray Brands, Inc. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has limited the evaluation of internal controls over our financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired Breckenridge. The operations of Breckenridge represent approximately 2% of our total assets and 2% of our net revenue for the year ended May 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

This Part III incorporates certain information by reference from the definitive proxy statement to be filed in connection with our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”). We will file the Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended May 31, 2022. If our Proxy Statement is not filed within 120 days of May 31, 2022, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10. Directors, Executive Officers and Corporate Governance.

(1)

The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.

(3)

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation”, “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)

The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1)

The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).
(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-38594	3.1	12/17/2019

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Tilray, Inc. as of September 10, 2021	8-K	001-38594	3.1	9/10/2021

3.3	Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Tilray, Inc. as of January 10, 2022	8-K	001-38594	3.1	1/10/2022

3.4	Certificate of Retirement of Class 1 Common Stock	8-A/A	001-38594	3.1	10/1/2020

3.5	Amended and Restated Bylaws, as of January 10, 2022, as currently in effect	8-K	001-38594	3.2	1/10/2022

4.1	Indenture dated as of October 10, 2018, between Tilray, Inc. and GLAS Trust Company LLC, relating to Tilray Inc.’s 5.00% Convertible Senior Notes due 2023	8-K	001-38594	4.1	10/10/2018

4.2	Indenture dated as of April 23, 2019, between Aphria Inc. and GLAS Trust Company LLC, relating to Aphria Inc.’s 5.25% Convertible Senior Notes due 2024	8-K	001-38594	4.1	5/4/2021

4.3	First Supplemental Indenture dated as of April 30, 2021, among Aphria Inc., the Registrant and GLAS Trust Company LLC.	8-K	001-38594	4.2	5/4/2021

4.4	Description of Securities of the Registrant					X

4.5	Form of Pre-Funded Warrant	8-K	001-38594	4.1	03/17/2020

4.6	Form of Warrant	8-K	001-38594	4.2	03/17/2020

Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
4.7	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.1	1/28/2022

4.8	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.2	1/28/2022

4.9	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.3	1/28/2022

10.1+	Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.2	7/9/2018

10.2+	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.3	7/9/2018

10.3+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.4	7/9/2018

10.4	Form of Indemnity Agreement by and between the Registrant and its directors and officers	8-K	001-38594	10.5	8/10/2020

10.5	Product and Trademark License Terms & Conditions, between Docklight LLC, and High Park Holdings Ltd, dated December 17, 2018	10-K	001-38594	10.11	2/19/2021

10.6	First Amendment to Product and Trademark Licensing Agreement between Docklight Brands, Inc., successor to Docklight, LLC, and High Park Holdings Ltd, dated December 3, 2020	10-K	001-38594	10.12	2/19/2021

10.7	Common Share Purchase Warrant Agreement, between Aphria Inc. and Computershare Trust Company of Canada, dated January 30, 2020	10-K	001-38594	10.39	7/28/2021

10.8	Credit Agreement between 1974568 Ontario Limited, as borrower, certain of its subsidiaries as guarantors, Aphria Inc., as guarantor, and Bank of Montreal, as administrative agent, and Bank of Montreal, ATB Financial and Farm Credit Canada, as lenders, dated November 29, 2019	10-K	001-38594	10.40	7/28/2021

10.9	Agreement of Merger and Acquisition, among Aphria Inc., Project Golf Merger Sub, LLC, SW Brewing Company, LLC, SWBC Craft Holdings LP, SWBC Craft Management, LLC, SWBC Blocker Seller, LP, and Chilly Water, LLC, dated November 4, 2020	10-K	001-38594	10.41	7/28/2021

10.10	Employment Agreement by and between the Registrant and Irwin Simon, dated August 28, 2021	10-Q	001-38594	10.1	10/7/2021

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
10.11	Employment Agreement by and between the Registrant and Denise Faltischek, dated August 28, 2021	10-Q	001-38594	10.2	10/7/2021

10.12	Employment Agreement by and between the Registrant and Jim Meiers, dated August 28, 2021	10-Q	001-38594	10.3	10/7/2021

10.13	Employment Agreement by and between the Registrant and Carl Merton, dated August 28, 2021	10-Q	001-38594	10.4	10/7/2021

10.14	Employment Agreement by and between the Registrant and Mitchell Gendel, dated July 26, 2021					X

10.15	Assignment and Assumption Agreement with Gotham Green Partners, LLC dated August 17, 2021	10-Q	001-38594	10.5	10/7/2021

10.16	Assignment and Assumption Agreement with Parallax Master Fund, L.P. dated August 17, 2021	10-Q	001-38594	10.6	10/7/2021

10.17	Assignment and Assumption Agreement with Pura Vida Master Fund, LTD. dated August 17, 2021	10-Q	001-38594	10.7	10/7/2021

10.18	Fourth Amended and Restated Securities Purchase Agreement by and among Medmen Enterprises Inc., MM CAN USA, Inc., Credit Parties, and Gotham Green Admin 1, LLC, dated August 17, 2021	10-Q	001-38594	10.8	10/7/2021

10.19	Medmen Enterprises Inc., MM CAN USA, Inc., Fourth Amended and Restated Senior Secured Convertible Note, dated August 17, 2021	10-Q	001-38594	10.9	10/7/2021

10.20	Amended and Restated Warrant Certificate, dated August 17, 2021	10-Q	001-38594	10.10	10/7/2021

10.21	Limited Partnership Agreement of Superhero Acquisition L.P., dated August 17. 2021	10-Q	001-38594	10.11	10/7/2021

10.22	Shareholders’ Agreement among Superhero Acquisition Corp. and Tilray, Inc. and MOS Holdings Inc., dated August 17, 2021	10-Q	001-38594	10.12	10/7/2021

10.23	Second Amendment to Credit Agreement with the Bank of Montreal, dated as of December 8, 2020, amended December 7, 2021	10-Q	001-38594	10.1	1/10/2022

10.24	Sales Agreement, dated as of March 3, 2022, by and between Tilray Brands, Inc. and Jefferies LLC and Canaccord Genuity LLC	8-K	001-38594	1.1	3/3/2022

10.25	Transaction Agreement, dated as of April 11, 2022, by and among the Company, HT Investments MA LLC and HEXO Corp.	8-K	001-38594	10.1	4/12/2022

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
10.26	Assignment and Assumption Agreement, dated as of April 11, 2022, by and among the Company, HT Investments MA LLC and HEXO Corp.	8-K	001-38594	10.2	4/12/2022

10.27	Form of Amended and Restated Senior Secured Convertible Note due 2026, issued and owing by HEXO Corp. to the Company	8-K	001-38594	10.3	7/12/2022

10.28	Amending Agreement to Transaction Agreement, dated as of June 14, 2022, by and among the Company, HT Investments MA LLC and HEXO	8-K	001-38594	10.1	6/14/2022

10.29	Amended and Restated Assignment and Assumption Agreement, dated as of June 14, 2022, by and among the Company, HT Investments MA LLC and HEXO	8-K	001-38594	10.2	6/14/2022

10.30	Amending Agreement to Amended and Restated Assignment and Assumption Agreement, dated as of July 12, 2022, by and among the Company, HT Investments MA LLC and HEXO	8-K	001-38594	10.4	7/12/2022

10.31	Form of Convertible Note due September 1, 2023, issued and owing by the Company to HTI	8-K	001-38594	10.5	7/12/2022

10.32	Amended and Restated Senior Secured Convertible Note, due 2026, dated July 12, 2022, issued and owing to by the Company to HEXO	8-K	001-38594	10.6	7/12/2022

10.33	Indenture dated as of May 27, 2021, by and between HEXO Corp. as issuer, and GLAS Trust Company LLC, as trustee	8-K	001-38594	10.7	7/12/2022

21.1	Subsidiaries of Tilray Brands Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended May 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: July 28, 2022	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Irwin D. Simon	Chief Executive Officer and Chairman (Principal Executive Officer)	July 28, 2022
Irwin D. Simon
Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Carl Merton		July 28, 2022
Carl Merton

/s/ Renah Persofsky	Director	July 28, 2022
Renah Perofsky

/s/ Jodi Butts	Director	July 28, 2022
Jodi Butts

/s/ David Clanachan	Director	July 28, 2022
David Clanachan

/s/ Brendan Kennedy	Director	July 28, 2022
Brendan Kennedy

/s/ John M. Herhalt	Director	July 28, 2022
John M. Herhalt

/s/ David Hopkinson	Director	July 28, 2022
David Hopkinson

/s/ Tom Looney	Director	July 28, 2022
Tom Looney

/s/ Walter Robb	Director	July 28, 2022
Walter Robb