Form 10-K/A
period 2022-05-31
Tilray Brands, Inc.
filed 2022-10-07
CIK 1731348

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

EXPLANATORY NOTE

This Form 10-K/A is being filed for the sole purpose of correcting a transmission error on the Company’s original Annual Report on Form 10-K for the fiscal year ended May 31, 2022, filed on July 28, 2022 (the “Original Form 10-K”).

Specifically, on p. 105 of the Original Form 10-K (in the Report of Independent Registered Public Accounting Firm), the references to the phrase “Internal Control – Integrated Framework” were inadvertently struck through in the filed version.  This Form 10-K/A amends this formatting error and removes the strikethrough portion of the text.

There are no other changes or amendments to the Original Form 10-K other than this formatting correction.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Financial Position as of May 31, 2022 and 2021	70

Consolidated Statements of Loss and Comprehensive Loss for the Years ended May 31, 2022, 2021, and 2020	71

Consolidated Statements of Changes in Equity for the Years ended May 31, 2022, 2021 and 2020	72

Consolidated Statements of Cash Flows for the Years ended May 31, 2022, 2021, and 2020	73

Notes to Consolidated Financial Statements	74

Report of Independent Registered Public Accounting Firm PCAOB ID 271	114

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tilray Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Tilray Brands, Inc. and its subsidiaries (together, the Company) as of May 31, 2022 and 2021, and the related consolidated statements of loss and comprehensive loss, changes in equity and cash flows for each of the three years in the period ended May 31, 2022, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).
(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-38594	3.1	12/17/2019

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Tilray, Inc. as of September 10, 2021	8-K	001-38594	3.1	9/10/2021

3.3	Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Tilray, Inc. as of January 10, 2022	8-K	001-38594	3.1	1/10/2022

3.4	Certificate of Retirement of Class 1 Common Stock	8-A/A	001-38594	3.1	10/1/2020

3.5	Amended and Restated Bylaws, as of January 10, 2022, as currently in effect	8-K	001-38594	3.2	1/10/2022

4.1	Indenture dated as of October 10, 2018, between Tilray, Inc. and GLAS Trust Company LLC, relating to Tilray Inc.’s 5.00% Convertible Senior Notes due 2023	8-K	001-38594	4.1	10/10/2018

4.2	Indenture dated as of April 23, 2019, between Aphria Inc. and GLAS Trust Company LLC, relating to Aphria Inc.’s 5.25% Convertible Senior Notes due 2024	8-K	001-38594	4.1	5/4/2021

4.3	First Supplemental Indenture dated as of April 30, 2021, among Aphria Inc., the Registrant and GLAS Trust Company LLC.	8-K	001-38594	4.2	5/4/2021

4.4	Description of Securities of the Registrant	10-K	001-38594	4.4	7/28/2022

4.5	Form of Pre-Funded Warrant	8-K	001-38594	4.1	03/17/2020

4.6	Form of Warrant	8-K	001-38594	4.2	03/17/2020

Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
4.7	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.1	1/28/2022

4.8	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.2	1/28/2022

4.9	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.3	1/28/2022

10.1+	Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.2	7/9/2018

10.2+	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.3	7/9/2018

10.3+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.4	7/9/2018

10.4	Form of Indemnity Agreement by and between the Registrant and its directors and officers	8-K	001-38594	10.5	8/10/2020

10.5	Product and Trademark License Terms & Conditions, between Docklight LLC, and High Park Holdings Ltd, dated December 17, 2018	10-K	001-38594	10.11	2/19/2021

10.6	First Amendment to Product and Trademark Licensing Agreement between Docklight Brands, Inc., successor to Docklight, LLC, and High Park Holdings Ltd, dated December 3, 2020	10-K	001-38594	10.12	2/19/2021

10.7	Common Share Purchase Warrant Agreement, between Aphria Inc. and Computershare Trust Company of Canada, dated January 30, 2020	10-K	001-38594	10.39	7/28/2021

10.8	Credit Agreement between 1974568 Ontario Limited, as borrower, certain of its subsidiaries as guarantors, Aphria Inc., as guarantor, and Bank of Montreal, as administrative agent, and Bank of Montreal, ATB Financial and Farm Credit Canada, as lenders, dated November 29, 2019	10-K	001-38594	10.40	7/28/2021

10.9	Agreement of Merger and Acquisition, among Aphria Inc., Project Golf Merger Sub, LLC, SW Brewing Company, LLC, SWBC Craft Holdings LP, SWBC Craft Management, LLC, SWBC Blocker Seller, LP, and Chilly Water, LLC, dated November 4, 2020	10-K	001-38594	10.41	7/28/2021

10.10	Employment Agreement by and between the Registrant and Irwin Simon, dated August 28, 2021	10-Q	001-38594	10.1	10/7/2021

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
10.11	Employment Agreement by and between the Registrant and Denise Faltischek, dated August 28, 2021	10-Q	001-38594	10.2	10/7/2021

10.12	Employment Agreement by and between the Registrant and Jim Meiers, dated August 28, 2021	10-Q	001-38594	10.3	10/7/2021

10.13	Employment Agreement by and between the Registrant and Carl Merton, dated August 28, 2021	10-Q	001-38594	10.4	10/7/2021

10.14	Employment Agreement by and between the Registrant and Mitchell Gendel, dated July 26, 2021	10-K	001-38594	21.1	7/28/2022

10.15	Assignment and Assumption Agreement with Gotham Green Partners, LLC dated August 17, 2021	10-Q	001-38594	10.5	10/7/2021

10.16	Assignment and Assumption Agreement with Parallax Master Fund, L.P. dated August 17, 2021	10-Q	001-38594	10.6	10/7/2021

10.17	Assignment and Assumption Agreement with Pura Vida Master Fund, LTD. dated August 17, 2021	10-Q	001-38594	10.7	10/7/2021

10.18	Fourth Amended and Restated Securities Purchase Agreement by and among Medmen Enterprises Inc., MM CAN USA, Inc., Credit Parties, and Gotham Green Admin 1, LLC, dated August 17, 2021	10-Q	001-38594	10.8	10/7/2021

10.19	Medmen Enterprises Inc., MM CAN USA, Inc., Fourth Amended and Restated Senior Secured Convertible Note, dated August 17, 2021	10-Q	001-38594	10.9	10/7/2021

10.20	Amended and Restated Warrant Certificate, dated August 17, 2021	10-Q	001-38594	10.10	10/7/2021

10.21	Limited Partnership Agreement of Superhero Acquisition L.P., dated August 17. 2021	10-Q	001-38594	10.11	10/7/2021

10.22	Shareholders’ Agreement among Superhero Acquisition Corp. and Tilray, Inc. and MOS Holdings Inc., dated August 17, 2021	10-Q	001-38594	10.12	10/7/2021

10.23	Second Amendment to Credit Agreement with the Bank of Montreal, dated as of December 8, 2020, amended December 7, 2021	10-Q	001-38594	10.1	1/10/2022

10.24	Sales Agreement, dated as of March 3, 2022, by and between Tilray Brands, Inc. and Jefferies LLC and Canaccord Genuity LLC	8-K	001-38594	1.1	3/3/2022

10.25	Transaction Agreement, dated as of April 11, 2022, by and among the Company, HT Investments MA LLC and HEXO Corp.	8-K	001-38594	10.1	4/12/2022

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
10.26	Assignment and Assumption Agreement, dated as of April 11, 2022, by and among the Company, HT Investments MA LLC and HEXO Corp.	8-K	001-38594	10.2	4/12/2022

10.27	Form of Amended and Restated Senior Secured Convertible Note due 2026, issued and owing by HEXO Corp. to the Company	8-K	001-38594	10.3	7/12/2022

10.28	Amending Agreement to Transaction Agreement, dated as of June 14, 2022, by and among the Company, HT Investments MA LLC and HEXO	8-K	001-38594	10.1	6/14/2022

10.29	Amended and Restated Assignment and Assumption Agreement, dated as of June 14, 2022, by and among the Company, HT Investments MA LLC and HEXO	8-K	001-38594	10.2	6/14/2022

10.30	Amending Agreement to Amended and Restated Assignment and Assumption Agreement, dated as of July 12, 2022, by and among the Company, HT Investments MA LLC and HEXO	8-K	001-38594	10.4	7/12/2022

10.31	Form of Convertible Note due September 1, 2023, issued and owing by the Company to HTI	8-K	001-38594	10.5	7/12/2022

10.32	Amended and Restated Senior Secured Convertible Note, due 2026, dated July 12, 2022, issued and owing to by the Company to HEXO	8-K	001-38594	10.6	7/12/2022

10.33	Indenture dated as of May 27, 2021, by and between HEXO Corp. as issuer, and GLAS Trust Company LLC, as trustee	8-K	001-38594	10.7	7/12/2022

21.1	Subsidiaries of Tilray Brands Inc.	10-K	001-38594	21.1	7/28/2022

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
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

Tilray Brands, Inc.

Date: October 7, 2022	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Irwin D. Simon	Chief Executive Officer and Chairman (Principal Executive Officer)	October 7, 2022
Irwin D. Simon
Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Carl Merton		October 7, 2022
Carl Merton

/s/ Renah Persofsky	Director	October 7, 2022
Renah Perofsky

/s/ Jodi Butts	Director	October 7, 2022
Jodi Butts

/s/ David Clanachan	Director	October 7, 2022
David Clanachan

/s/ Brendan Kennedy	Director	October 7, 2022
Brendan Kennedy

/s/ John M. Herhalt	Director	October 7, 2022
John M. Herhalt

/s/ David Hopkinson	Director	October 7, 2022
David Hopkinson

/s/ Tom Looney	Director	October 7, 2022
Tom Looney

/s/ Walter Robb	Director	October 7, 2022
Walter Robb