Form 10-Q
period 2022-08-31
Tilray Brands, Inc.
filed 2022-10-07
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 5, 2022, the registrant had 611,402,319 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended August 31, 2022 (the “Form 10-Q”) contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,”” might,” “plan,” “project,” “will,” “would” ”seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; what our revenue would have been had we completed the acquisition of Double Diamond Distillery LLX on June 1, 2021; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; current or future macroeconomic trends; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from our completed acquisitions and strategic transactions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include, but are not limited to, those identified in this Form 10-Q and other risks and matters described in our most recent Annual Report on Form 10-K and our other filings from time to time with the U.S. Securities and Exchange Commission and in our Canadian securities filings.

Forward looking statements are based on information available to us as of the date of this Form 10-Q and, while we believe that information provides a reasonable basis for these statements, these statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	August 31,	May 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$490,643	$415,909
Accounts receivable, net	98,347	95,279
Inventory	244,654	245,529
Prepaids and other current assets	77,237	46,786
Total current assets	910,881	803,503
Capital assets	553,606	587,499
Right-of-use assets	11,884	12,996
Intangible assets	1,210,578	1,277,875
Goodwill	2,617,696	2,641,305
Interest in equity investees	4,764	4,952
Long-term investments	8,879	10,050
Convertible notes receivable	269,440	111,200
Other assets	4,754	314
Total assets	$5,592,482	$5,449,694
Liabilities
Current liabilities
Bank indebtedness	$18,282	$18,123
Accounts payable and accrued liabilities	154,663	157,431
Contingent consideration	16,218	16,007
Warrant liability	12,707	14,255
Current portion of lease liabilities	7,290	6,703
Current portion of long-term debt	64,098	67,823
Total current liabilities	273,258	280,342
Long - term liabilities
Lease liabilities	9,580	11,329
Long-term debt	114,294	117,879
Convertible debentures	444,275	401,949
Deferred tax liability	187,714	196,638
Other liabilities	179	191
Total liabilities	1,029,300	1,008,328
Commitments and contingencies (refer to Note 18)
Stockholders' equity
Common stock ($0.0001 par value; 990,000,000 shares authorized; 600,954,939 and 532,674,887 shares issued and outstanding, respectively)	60	53
Additional paid-in capital	5,641,348	5,382,367
Accumulated other comprehensive loss	(79,732)	(20,764)
Accumulated Deficit	(1,036,333)	(962,851)
Total Tilray Brands, Inc. stockholders' equity	4,525,343	4,398,805
Non-controlling interests	37,839	42,561
Total stockholders' equity	4,563,182	4,441,366
Total liabilities and stockholders' equity	$5,592,482	$5,449,694

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended
	August 31,
	2022	2021
Net revenue	$153,211	$168,023
Cost of goods sold	104,597	117,068
Gross profit	48,614	50,955
Operating expenses:
General and administrative	40,508	49,487
Selling	9,671	7,432
Amortization	24,359	30,739
Marketing and promotion	7,248	5,465
Research and development	166	785
Change in fair value of contingent consideration	211	837
Litigation costs	445	1,194
Transaction (income) costs	(12,816)	24,385
Total operating expenses	69,792	120,324
Operating loss	(21,178)	(69,369)
Interest expense, net	(4,413)	(10,170)
Non-operating income (expense), net	(32,992)	49,697
Loss before income taxes	(58,583)	(29,842)
Income taxes	7,211	4,762
Net loss	$(65,794)	$(34,604)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(73,482)	(41,649)
Non-controlling interests	7,688	7,045
Other comprehensive loss, net of tax
Foreign currency translation loss	(60,292)	(100,772)
Unrealized loss on convertible notes receivable	(2,525)	(649)
Total other comprehensive loss, net of tax	(62,817)	(101,421)
Comprehensive loss	(128,611)	(136,025)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(132,450)	(143,070)
Non-controlling interests	3,839	7,045
Weighted average number of common shares - basic	575,301,374	449,397,822
Weighted average number of common shares - diluted	575,301,374	449,397,822
Net loss per share - basic	$(0.13)	$(0.08)
Net loss per share - diluted	$(0.13)	$(0.08)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

				Accumulated
	Number of		Additional	other		Non-
	common	Common	paid-in	comprehensive	Accumulated	controlling
	shares	stock	capital	income (loss)	Deficit	interests	Total
Balance at May 31, 2021	446,440,641	$46	$4,792,406	$152,668	$(486,050)	$6,243	$4,465,313
Third party contribution to Superhero Acquisition LP	—	—	—	—	—	52,995	52,995
Share issuance - options exercised	417,489	—	—	—	—	—	—
Share issuance - RSUs exercised	3,665,337	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(5,944)	—	—	—	(5,944)
Stock-based compensation	—	—	9,417	—	—	—	9,417
Comprehensive income (loss) for the period	—	—	—	(101,421)	(41,649)	7,045	(136,025)
Balance at August 31, 2021	450,523,467	$46	$4,795,879	$51,247	$(527,699)	$66,283	$4,385,756

Balance at May 31, 2022	532,674,887	$53	$5,382,367	$(20,764)	$(962,851)	$42,561	$4,441,366
Share issuance - equity financing	32,481,149	3	129,590	—	—	—	129,593
Shares issued to purchase HEXO convertible note receivable	33,314,412	3	107,269	—	—	—	107,272
HTI Convertible Note - conversion feature	—	—	9,055	—	—	—	9,055
Share issuance - Double Diamond Holdings note	1,529,821	1	5,063	—	—	—	5,064
Share issuance - options exercised	3,777	—	—	—	—	—	—
Share issuance - RSUs exercised	950,893	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(1,189)	—	—	—	(1,189)
Stock-based compensation	—	—	9,193	—	—	—	9,193
Dividends declared to non-controlling interests	—	—	—	—	—	(8,561)	(8,561)
Comprehensive income (loss) for the period	—	—	—	(58,968)	(73,482)	3,839	(128,611)
Balance at August 31, 2022	600,954,939	$60	$5,641,348	$(79,732)	$(1,036,333)	$37,839	$4,563,182

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the three months
	ended August 31,
	2022	2021
Cash used in operating activities:
Net loss	$(65,794)	$(34,604)
Adjustments for:
Deferred income tax expense (recovery)	796	(24,873)
Unrealized foreign exchange loss	10,026	13,192
Amortization	34,069	39,333
Loss on sale of capital assets	77	27
Other non-cash items	2,080	165
Stock-based compensation	9,193	4,074
Loss (gain) on long-term investments & equity investments	1,193	1,144
Loss (gain) on derivative instruments	6,336	(57,711)
Change in fair value of contingent consideration	211	837
Change in non-cash working capital:
Accounts receivable	(3,068)	(9,868)
Prepaids and other current assets	(34,891)	(7,265)
Inventory	(232)	4,922
Accounts payable and accrued liabilities	(6,265)	(22,600)
Net cash used in operating activities	(46,269)	(93,227)
Cash used in investing activities:
Investment in capital and intangible assets	(3,000)	(16,316)
Proceeds from disposal of capital and intangible assets	1,463	7,696
Net cash used in investing activities	(1,537)	(8,620)
Cash (used in) provided by financing activities:
Share capital issued, net of cash issuance costs	129,593	—
Shares effectively repurchased for employee withholding tax	(1,189)	—
Proceeds from long-term debt	1,288	—
Repayment of long-term debt	(5,196)	(8,360)
Repayment of lease liabilities	(1,035)	(154)
Increase in bank indebtedness	159	486
Net cash (used in) provided by financing activities	123,620	(8,028)
Effect of foreign exchange on cash and cash equivalents	(1,080)	(2,294)
Net increase (decrease) in cash and cash equivalents	74,734	(112,169)
Cash and cash equivalents, beginning of period	415,909	488,466
Cash and cash equivalents, end of period	$490,643	$376,297

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Description of business

Tilray Brands, Inc., and its wholly owned subsidiaries (collectively "Tilray", the "Company", "we", or "us") is a leading global cannabis-lifestyle and consumer packaged goods company with our principal executive office in Leamington, with operations in Canada, the United States, Europe, Australia and Latin America that is changing people’s lives for the better – one person at a time – by inspiring and empowering a worldwide community to live their very best life enhanced by moments of connection and wellbeing. Tilray’s mission is to be the most responsible, trusted and market leading cannabis consumer products company in the world with a portfolio of innovative, high-quality and beloved brands that address the needs of the consumers, customers and patients we serve.

Our overall strategy is to leverage our scale, expertise and capabilities to drive market share in Canada and internationally, achieve industry-leading, profitable growth and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in consumer insights, driving category management leadership and assessing growth opportunities with the introduction of new products. In addition, we are relentlessly focused on managing our cost of goods and expenses in order to maintain our strong financial position.

Note 2. Basis of presentation and summary of significant accounting policies

The accompanying unaudited condensed interim consolidated financial statements (the “financial statements”) reflect the accounts of the Company. The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2022 (the “Annual Financial Statements”). These unaudited condensed interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

These condensed interim consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments that are measured at fair value, as detailed in the Company’s accounting policies.

All amounts in the unaudited condensed interim consolidated financial statements, notes and tables have been rounded to the nearest thousand, except par values and per share amounts, unless otherwise indicated.

Basis of consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the condensed interim consolidated financial statements from the date that control commences until the date that control ceases. A complete list of our subsidiaries that existed prior to our most recent year end is included in the Annual Financial Statements.

Long-term investments

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

Convertible notes receivable

Convertible notes receivables include various investments in which the Company has the right, or potential right to convert the indenture into common stock shares of the investee and are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders' equity until realized. We use judgement to assess convertible notes receivables for impairment at each measurement date. Convertible notes receivables are impaired when a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the statements of loss and comprehensive loss and a new cost basis for the investment is established. We also evaluate whether there is a plan to sell the security, or it is more likely than not that we will be required to sell the security before recovery. If neither of the conditions exist, then only the portion of the impairment loss attributable to credit loss is recorded in the statements of net loss and the remaining amount is recorded in other comprehensive income (loss).

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

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three months ended August 31, 2022, the dilutive potential common share equivalents outstanding consist of the following: 16,989,328 common shares from RSUs, 4,741,653 common shares from share options, 6,209,000 common shares from warrants and 36,687,326 common shares from convertible debentures.

Revenue

On July 12, 2022, the Company and HEXO entered into various commercial transaction agreements, as described in Note 24 (Segment reporting), which includes an advisory services arrangement.  Revenue is recognized as the advisory services are provided to HEXO. Payments received for the services in advance of performance are recognized as a contract liability.

Revenue is recognized when the control of the promised goods or services, through performance obligation, is transferred/provided to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligations.

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

In determining the transaction price for the sale of goods or service, the Company considers the effects of variable consideration and the existence of significant financing components, if any.

Some contracts for the sale of goods or services may provide customers with a right of return, volume discount, bonuses for volume/quality achievement, or sales allowance. In addition, the Company may provide in certain circumstances, a retrospective price reduction to a customer based primarily on inventory movement. These items give rise to variable consideration. The Company uses the expected value method to estimate the variable consideration because this method best predicts the amount of variable consideration to which the Company will be entitled. The Company uses historical evidence, current information and forecasts to estimate the variable consideration. The Company reduces revenue and recognizes a contract liability equal to the amount expected to be refunded to the customer in the form of a future rebate or credit for a retrospective price reduction, representing its obligation to return the customer’s consideration. The estimate is updated at each reporting period date.

New accounting pronouncements not yet adopted

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

New accounting pronouncements recently adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for convertible instruments and to provide financial statement users with more meaningful information. The Company adopted ASU 2020-06 beginning June 1, 2022 and the adoption did not have material retrospective impacts on our condensed interim consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”), which amends existing guidance for earnings per share (EPS) in accordance with Topic 260. The Company adopted the ASU beginning June 1, 2022 and the adoption of ASU 2021-04 did not have an impact on our condensed interim consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which is intended to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The Company adopted the ASU beginning June 1, 2022 and the adoption of ASU 2021-04 did not have an impact on the disclosure in our condensed interim consolidated financial statements.

Note 3. Inventory

Inventory consisted of the following:

	August 31,	May 31,
	2022	2022
Plants	$12,217	$14,521
Dried cannabis	121,566	116,739
Cannabis trim	890	592
Cannabis derivatives	20,965	24,685
Cannabis vapes	3,915	542
Packaging and other inventory items	19,928	21,691
Wellness inventory	12,986	13,275
Beverage alcohol inventory	27,128	27,840
Distribution inventory	25,059	25,644
Total	$244,654	$245,529

Note 4. Capital assets

Capital assets consisted of the following:

	August 31,	May 31,
	2022	2022
Land	$29,275	$31,882
Production facility	435,085	453,412
Equipment	245,413	254,486
Leasehold improvement	7,564	7,455
Construction in progress	9,323	7,505
	$726,660	$754,740
Less: accumulated amortization	(173,054)	(167,241)
Total	$553,606	$587,499

Note 5. Intangible Assets

Intangible assets consisted of the following items:

	August 31,	May 31,
	2022	2022
Customer relationships & distribution channel	$595,579	$617,437
Licenses, permits & applications	$366,684	377,897
Non-compete agreements	$12,390	12,512
Intellectual property, trademarks, knowhow & brands	$616,509	634,997
	$1,591,162	$1,642,843
Less: accumulated amortization	$(169,740)	$(154,124)
Less: impairments	(210,844)	(210,844)
Total	$1,210,578	$1,277,875

As of August 31, 2022, included in Licenses, permits & applications is $236,543 of indefinite-lived intangible assets. As of May 31, 2022, there was $248,411 of indefinite-lived intangible assets included in Licenses, permits & applications.

Note 6. Goodwill

The following table shows the carrying amount of goodwill:

	August 31,	May 31,
Segment	2022	2022
Cannabis	$2,640,669	$2,640,669
Distribution	4,458	4,458
Beverage alcohol	102,999	102,999
Wellness	77,470	77,470
Effect of foreign exchange	16,031	39,640
Impairments	(223,931)	(223,931)
Total	$2,617,696	$2,641,305

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

The goodwill of $2,797 is primarily related to factors such as synergies and market opportunities and is reported under the Company’s Beverage alcohol segment. Revenue for the Company would have been higher by approximately $6,000 for the three months ended August 31, 2021, if the acquisition had taken place on June 1, 2021. Net loss and comprehensive net loss would have increased by approximately $1,500 for the three months ended August 31, 2021, if the acquisition had taken place on June 1, 2021, primarily as a result of amortization of the intangible assets acquired.

Note 7. Convertible notes receivable

Convertible notes receivable is comprised of the following:

	August 31,	May 31,
	2022	2022
HEXO Convertible Note	$161,850	$-
MedMen Convertible Note	107,590	111,200
Total convertible notes receivable	269,440	111,200
Deduct - current portion	-	-
Total convertible notes receivable, non current portion	269,440	111,200

During the three months ended  August 31, 2022, the Company acquired a secured convertible note initially issued by HEXO Corp. ("HEXO") in the principal amount of $173,700 for an aggregate purchase price of $157,272 (the "HEXO Convertible Note").

The unrealized loss on convertible notes receivable recognized in other comprehensive income amounts to $2,525 and $649 for the three months ended  August 31, 2022 and August 31, 2021 respectively.

HEXO Corp. ("HEXO")

On July 12, 2022, the Company closed a strategic alliance with HEXO, pursuant to which, the Company acquired the HEXO Convertible Note from HT Investments MA LLC (“HTI”), which had a principal balance of $173,700 outstanding. The purchase price paid to HTI for the HEXO Convertible Note was $157,272. The purchase price was satisfied by Tilray to HTI in the form of a newly-issued $50,000 convertible promissory note ("HTI Convertible Note") refer to Note 12 (Convertible debentures) and the remaining balance in 33,314,412 shares of Tilray's Class 2 common stock, par value $0.0001 (“HTI Share Consideration”). The HEXO Convertible Note bears interest at a rate of 5.0% per annum, calculated daily, which is payable to Tilray on a semi-annual basis. Interest payments made under the HEXO Convertible Note will be made in the form of cash until July 12, 2023. The HEXO Convertible Note has a maturity date of May 1, 2026. Subject to certain limitations and adjustments, the HEXO Convertible Note is convertible into HEXO Common Shares at Tilray's option at any time prior to the second scheduled trading day prior to the maturity date, at a conversion price of CAD$0.40 per HEXO Common share as determined the day before exercise, including all capitalized interest. HEXO has the ability to force the conversion if the daily VWAP per common share is equal to or exceeds $3.00 per share for twenty consecutive trading days.

All third-party transaction costs associated with the acquisition of these notes were reimbursed by HEXO. During the three months ended August 31, 2022, in connection with the HEXO Convertible Note, the Company recognized interest revenue of $1,206 and an unrealized gain on convertible notes receivable in other comprehensive income of $4,578.

The HTI Share Consideration included a purchase price derivative, where the consideration paid is adjusted based on the sum of the VWAP of the Company's common stock for the 44 trading days after the issuance of the shares. The purchase price derivative is settled through the issuance of additional shares of the Company if the share price declined, or a cash payment back to the Company if the share price increased over the period. On issuance this was valued at $nil, the subsequent change in fair value resulted in a gain of $18,256 due to the share price increasing, which was recorded in Transaction (income) costs, and included in Other current assets as at August 31, 2022.

The fair value of the HEXO Convertible Note was determined using the Black-Scholes model using the following assumptions: the risk-free rate of 1.50%; expected life of the convertible note; volatility of 90% based on comparable companies; forfeiture rate of nil; dividend yield of nil and the exercise price of the respective conversion feature.

Concurrent with the aforementioned purchase of the HEXO Convertible Note, the Company and HEXO also entered into various commercial transaction agreements as described in Note 24 (Segment reporting).

MedMen Enterprises Inc. (“MedMen”)

On August 31, 2021, the Company issued 9,817,061 shares valued at $117,804 to acquire 68% interest in Superhero Acquisition L.P. (“SH Acquisition”), which purchased a senior secured convertible note (the "MedMen Convertible Note") together with certain associated warrants to acquire Class B subordinate voting shares of MedMen in the principal amount of $165,799. The MedMen Convertible Note bears interest at the Secured overnight financing rate ("SOFR") plus 6%, with a SOFR floor of 2.5% and, any accrued interest is added to the outstanding principal amount, and is to be paid at maturity of the MedMen Convertible Note. SH Acquisition was also granted “top-up” rights enabling it (and its limited partners) to maintain its percentage ownership (on an “as-converted” basis) in the event that MedMen issues equity securities upon conversion of convertible securities that may be issued by MedMen. The Company’s ability to convert the MedMen Convertible Note and exercise the Warrants is dependent upon U.S. federal legalization of cannabis (a “Triggering Event”) or Tilray’s waiver of such requirement as well as any additional regulatory approvals. The MedMen Convertible Note has a maturity date of August 17, 2028.

The fair value of the MedMen Convertible Note was determined using the Black-Scholes model using the following assumptions: the risk-free rate of 1.43%; expected life of the convertible note; volatility of 70% based on comparable companies; forfeiture rate of nil; dividend yield of nil; probability of legalization between 0% and 60%; and, the exercise price of the respective conversion feature.

Note 8. Long term investments

Long term investments consisted of the following:

	August 31,	May 31,
	2022	2022
Equity investments measured at fair value	$3,192	$4,347
Equity investments under measurement alternative	5,687	5,703
Total	$8,879	$10,050

Note 9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	August 31,	May 31,
	2022	2022
Trade payables	$75,840	$68,604
Accrued liabilities	62,815	57,497
Accrued payroll and employment related taxes	5,463	17,736
Income taxes payable	6,540	6,150
Accrued interest	3,428	6,772
Other accruals	577	672
Total	$154,663	$157,431

Note 10. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000 which bears interest at the lender’s prime rate plus 75 basis points. As of August 31, 2022, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on that certain real property at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has three operating lines of credit for €8,000, €3,500, and €500 each, which bear interest at Euro Over Night Index Average plus 1.79% and Euro Interbank Offered Rate ("EURIBOR") plus 3.682% respectively. As of August 31, 2022, a total of €8,258 ($8,282) was drawn down from the available credit of €12,000. The operating lines of credit are secured by a security interest in the inventory of CC Pharma GmbH.

Four Twenty Corporation (“420”), a subsidiary of the Company, has a revolving credit facility of $30,000 which bears interest at EURIBOR plus an applicable margin. As of August 31, 2022, the Company has drawn $10,000 on the revolving line of credit. The revolving credit facility is secured by all of 420's assets and includes a corporate guarantee by a subsidiary of the Company.

Note 11. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	August 31,	May 31,
	2022	2022
Credit facility - C$80,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2022	$50,160	$53,720
Term loan - C$25,000 - 4.68%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly instalments of C$194 including interest, due in July 2023	12,057	12,750
Term loan - C$25,000 - 5.70%, compounded monthly, 5-year term with a 15-year amortization, repayable in equal monthly instalments of C$190 including interest, due in April 2032	14,215	15,050
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly instalments of C$12 including interest, due in August 2026	423	462
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly instalments of C$23 including interest, due in August 2026	2,218	2,327
Term loan ‐ €5,000 ‐ EURIBOR plus 1.79%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	3,009	1,878
Term loan ‐ €5,000 ‐ EURIBOR plus 2.68%, 5‐year term, repayable in quarterly instalments of €250 plus interest, due in December 2023	1,504	1,878
Term loan ‐ €1,500 ‐ EURBIOR plus 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in April 2025	1,047	1,219
Term loan ‐ €1,500 ‐ EURIBOR plus 2.00%, 5‐year term, repayable in quarterly instalments of €98 including interest, due in June 2025	1,128	1,307
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, with a 10-year amortization, repayable in monthly instalments of $57 plus interest, due in October 2030	21,389	21,561
Term loan - $100,000 - EURIBOR rate plus an applicable margin, 3-year term, repayable in quarterly instalments beginning March 31, 2021 of $7,500 in its first twelve months and $10,000 in each of the next two years, due in March 2024	72,500	75,000
Carrying amount of long-term debt	179,650	187,152
Unamortized financing fees	(1,258)	(1,450)
Net carrying amount	178,392	185,702
Less principal portion included in current liabilities	(64,098)	(67,823)
Total noncurrent portion of long-term debt	$114,294	$117,879

As of August 31, 2022, the Company was in compliance with all of its long-term debt covenants.

Note 12. Convertible debentures

The following table sets forth the net carrying amount of the convertible debentures:

	August 31,	May 31,
	2022	2022
HTI Convertible Note	$41,943	$—
5.25% Convertible Notes ("APHA 24")	216,270	216,753
5.00% Convertible Notes ("TLRY 23")	186,062	185,196
Total	$444,275	$401,949

HTI Convertible Note

	August 31,	May 31,
	2022	2022
4.00% Contractual debenture	$50,000	$—
Unamortized discount	(8,057)	—
Net carrying amount	$41,943	$—

On July 12, 2022, the Company issued a $50,000 convertible promissory note to HTI ("HTI Convertible Note"), bearing a 4% interest rate payable on a quarterly basis and having a maturity date of September 1, 2023. The fair value of the conversion feature was determined to be $9,055. Refer to Note 7 (Convertible notes receivable) for additional details on the transaction. HTI may convert the HTI Convertible Note, in whole or in part, at any time prior to the second trading day immediately preceding the maturity date, into shares of Common Stock at a conversion price equal to $4.03, which is calculated as 125% of the closing sale price as of the closing date ( July 12, 2022). In no event will HTI be allowed to effect a conversion of the HTI Convertible Note if such conversion, along with all other shares of Common Stock beneficially owned by HTI and its affiliates, would exceed 9.99% of the outstanding Common Stock (the "Beneficial Ownership Limitation"). If HTI does not elect or is unable to elect to convert under the Beneficial Ownership Limitation the Company will be responsible for repaying the debt in cash.

APHA 24

	August 31,	May 31,
	2022	2022
5.25% Contractual debenture	$350,000	$350,000
Debt settlement	(90,760)	(90,760)
Fair value adjustment	(42,970)	(42,487)
Net carrying amount	$216,270	$216,753

Holders of the APHA 24 may convert all or any portion of their Notes, in multiples of $1 principal amount, at their option at any time between December 1, 2023 to the maturity date of June 1, 2024. The initial conversion which the Company may settle in cash, or common shares of Tilray, or a combination thereof, at Tilray's election, is equivalent to an initial conversion price of approximately $11.20 per common share, subject to adjustments in certain events. In addition, holders of the APHA 24 may convert all or any portion of their Notes, in multiples of $1 principal amount, at their option at any time preceding December 1, 2023, if:

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

The Company may not redeem the APHA 24 prior to June 6, 2022, except upon the occurrence of certain changes in tax laws. On or after June 6, 2022, the Company may redeem for cash all or part of the Notes, at its option, if the last reported sale price of the Company’s common shares has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on and including trading day immediately preceding the date on which the Company provides notice of redemption. The redemption of the APHA 24 will be equal to 100% of the principal amount of $259,240 plus accrued and unpaid interest to, but excluding, the redemption date.

TLRY 23

	August 31,	May 31,
	2022	2022
5.00% Contractual debenture	$277,856	$277,856
Principal amount paid	(88,026)	(88,026)
Unamortized discount	(3,768)	(4,634)
Net carrying amount	$186,062	$185,196

The TLRY 23 bears interest at a rate of 5.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest may accrue on the TLRY 23 in specified circumstances. The TLRY 23 will mature on October 1, 2023, unless earlier repurchased, redeemed or converted. There are no principal payments required over the five-year term of the TLRY 23, except in the case of redemption or events of default.

The TLRY 23 is an unsecured obligation and ranks senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the TLRY 23; equal in right of payment with any of the Company's unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness to the extent the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of the Company's current or future subsidiaries.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election (the “cash conversion option”). The initial conversion rate for the convertible notes is 5.9735 shares of common stock per one thousand dollar principal amount of notes, which is equivalent to an initial conversion price of approximately $167.41 per share of common stock, which represents approximately 1,133,950 shares of common stock, based on the $189,830 aggregate principal amount of convertible notes outstanding as of August 31, 2022. Throughout the term of the TLRY 23, the conversion rate may be adjusted upon the occurrence of certain events.

Prior to the close of business on the business day immediately preceding April 1, 2023, the TLRY 23 will be convertible only under the specified circumstances. On or after April 1, 2023 until the close of business on the business day immediately preceding the maturity date, September 30, 2023, holders may convert all or any portion of their TLRY 23, in multiples of $1 principal amount, at the option of the holder regardless of the aforementioned circumstances. Please refer to note 25 (subsequent events) for additional transactions related to this instrument that occurred after the period ended.

As of August 31, 2022, the Company was in compliance with all the covenants set forth under the TLRY 23. The effective interest rate on the debt is 6.9%, the Company recognized interest expense of $2,373 and amortized discount interest of $866.

Note 13. Warrant liability

As of August 31, 2022, there are 6,209,000 warrants outstanding ( May 31, 2022 - 6,209,000), with an original exercise price of $5.95 per warrant, expiring March 17, 2025. Each warrant is exercisable for one common share of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the quarter ended August 31, 2022, the Company issued shares which triggered the anti-dilution price protection feature lowering the exercise price to $3.15. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

The Company estimated the fair value of the warrant liability at August 31, 2022 at $2.05 per warrant using the Black Scholes pricing model (Level 3) with the following assumptions: Risk-free interest rate of 3.59%, expected volatility of 70%, expected term of 3.05 years, strike price of $3.15 and fair value of common stock of $3.80.

Expected volatility is based on both historical and implied volatility of the Company’s common stock.

Note 14. Stockholders' equity

Issued and outstanding

At August 31, 2022, the Company had 990,000,000 shares authorized to be issued, of which 243,333,333 are Class 1 shares, with nil shares issued and outstanding and 746,666,667 are Class 2 shares, with 600,954,939 shares issued and outstanding.

During the three months ended August 31, 2022, the Company issued the following shares:

a)

32,481,149 shares under its At-the-Market (“ATM”) program for gross proceeds of $132,238. The Company paid $2,645 in commissions and other fees associated with these issuances for net proceeds of $129,593.

b)	33,314,412 shares to purchase the HEXO convertible notes receivable.
c)	1,529,821 shares to settle amounts owed to the non-controlling shareholders of Aphria Diamond in the amount of $5,064.
d)	954,670 shares for the exercise of various stock-based compensation awards.

The Company maintains stock-based compensation plans as disclosed in our Annual Financial Statements. For the three months ended August 31, 2022, the total stock-based compensation was $9,193, whereas for the three months ended  August 31, 2021, total stock based compensation was $9,417.

During the three months ended August 31, 2022, the Company granted 5,747,938 time-based RSUs and 2,540,394 performance based RSUs ( August 31, 2021 - 981,229 time-based RSUs and 2,326,387 performance based RSUs). The Company's total stock-based compensation expense recognized is as follows:

	For the three months
	ended August 31,
	2022	2021
Stock options	$604	$2,756
RSUs	8,589	6,661
Total	$9,193	$9,417

Note 15. Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss includes the following components:

		Unrealized
	Foreign	loss on
	currency	convertible
	translation	notes
	gain (loss)	receivables	Total
Balance May 31, 2021	$156,417	$(3,749)	$152,668
Other comprehensive loss	(100,772)	(649)	(101,421)
Balance at August 31, 2021	$55,645	$(4,398)	$51,247

Balance May 31, 2022	$54,413	$(75,177)	$(20,764)
Other comprehensive loss	(56,443)	(2,525)	(58,968)
Balance August 31, 2022	$(2,030)	$(77,702)	$(79,732)

Note 16. Non-controlling interests

The following tables summarize the information relating to the Company’s subsidiaries, SH Acquisition (68%), CC Pharma Nordic ApS (75%), Aphria Diamond (51%), and ColCanna S.A.S. (90%) before intercompany eliminations.

Summary of balance sheet information of the entities in which there is a non-controlling interest as of August 31, 2022:

	Superhero	CC Pharma	Aphria	ColCanna	August 31,
	LP	Nordic ApS	Diamond	S.A.S.	2022
Current assets	$—	$361	$23,250	$229	$23,840
Non-current assets	107,590	88	146,014	38,210	291,902
Current liabilities	—	(599)	(57,672)	(29)	(58,300)
Non-current liabilities	—	(383)	(26,192)	(6,665)	(33,240)
Net assets	$107,590	$(533)	$85,400	$31,745	$224,202

Summary of balance sheet information of the entities there is a non-controlling interest as of May 31, 2022:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2022
Current assets	$—	$485	$20,546	$193	$21,224
Non-current assets	111,200	158	152,786	141,929	406,073
Current liabilities	—	(642)	(63,196)	(53)	(63,891)
Non-current liabilities	—	(410)	(29,653)	(6,537)	(36,600)
Net assets	$111,200	$(409)	$80,483	$135,532	$326,806

Summary of income statement information of the entities in which there is a non-controlling interest for the three months ended August 31, 2022:

	Superhero	CC Pharma	Aphria	ColCanna	August 31,
	LP	Nordic ApS	Diamond	S.A.S.	2022
Revenue	$—	$—	$36,401	$—	$36,401
Total expenses	(3,492)	154	20,427	55,845	72,934
Net (loss) income	3,492	(154)	15,974	(55,845)	(36,533)
Other comprehensive (loss) income	(7,103)	29	(3,280)	240	(10,114)
Net comprehensive (loss) income	$(3,611)	$(125)	$12,694	$(55,605)	$(46,647)
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(1,156)	(31)	6,220	(5,561)	(527)
Additional income attributable to NCI	—	—	4,366	—	4,366
Net comprehensive (loss) income attributable to NCI	$(1,156)	$(31)	$10,586	$(5,561)	$3,839

Summary of income statement information of the entities in which there is a non-controlling interest for the three months ended August 31, 2021:

	CC Pharma	Aphria	ColCanna	August 31,
	Nordic ApS	Diamond	S.A.S.	2021
Revenue	$—	$40,422	$—	$40,422
Total expenses	14	26,029	24	26,067
Net (loss) income	(14)	14,393	(24)	14,355
Other comprehensive (loss) income	—	—	—	—
Net comprehensive (loss) income	$(14)	$14,393	$(24)	$14,355
Non-controlling interest %	25%	49%	10%	NA
Net comprehensive (loss) income	$(4)	$7,051	$(2)	$7,045

Note 17. Income taxes

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

The Company reported income tax expense of $7,211 for the three months ended August 31, 2022 and income tax expense of $4,762 for the three months ended August 31, 2021. The income tax expense in the current period varies from the US statutory income tax rate and prior period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 18. Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt ,refer to Note 10 (Long-term debt), convertible notes, refer to Note 11 (Convertible debentures), material purchase commitments and construction commitments as follows:

	Total	2023	2024	2025	2026	Thereafter
Long-term debt repayment	$179,650	$99,379	$66,008	$3,117	$3,862	$7,284
Convertible notes, principal and interest	542,528	24,602	517,926	—	—	—
Material purchase obligations	14,244	11,322	1,977	368	239	338
Construction commitments	6,781	6,781	—	—	—	—
Total	$743,203	$142,084	$585,911	$3,485	$4,101	$7,622

The following table presents the future undiscounted payment associated with lease liabilities as of August 31, 2022:

Operating
leases
2023	$3,912
2024	3,097
2025	2,941
2026	3,033
Thereafter	6,193
Total minimum lease payments	$19,176
Imputed interest	(2,306)
Obligations recognized	$16,870

Legal proceedings

There have been no material changes from the legal proceedings since our fiscal year ended May 31, 2022, except with respect to the matters disclosed below:

Class Action Suits and Stockholder Derivative Suits – U.S. and Canada

Authentic Brands Group Related Class Action (New York, United States)

On September 27, 2021, the U.S. District Court entered an Opinion & Order granting the Defendants’ motion to dismiss the complaint in the Kasilingam litigation. On December 3, 2021, the lead plaintiff filed a second amended complaint alleging similar claims against Tilray and Brendan Kennedy. The defendants moved to dismiss the amended complaint on February 2, 2022. On September 28, 2022, the Court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. The Company still believes the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

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

On May 27, 2022, the SLC informed the Court that it had completed its investigation; determined not to seek dismissal of the Action; and confirmed its determination that the Company had suffered significant damages and that the SLC would pursue claims to recover appropriate amounts for the Company's benefit. Thereafter, the SLC, all of the Defendants, and certain non-parties participated in two mediation sessions before former Chancellor of the Delaware Court of Chancery Andre G. Bouchard on June 27 and July 14, 2022.

On July 15, 2022, the SLC reached an agreement in principle with the Defendants and certain of the non-parties, and their respective insurers, to resolve the claims asserted in the Action in exchange for an aggregate amount of $26.9 million to be paid to Tilray plus mutual releases. The parties' binding term sheet remains subject to execution of long-form settlement agreements with the respective parties and approval by the Court of Chancery. The SLC notified the Court of Chancery of the parties’ agreement in principle via letter dated July 18, 2022.  As of September 30, 2022, the parties are continuing to negotiate and finalize the specific terms and conditions of the definitive settlement agreement.

Docklight Litigation

On November 5, 2021 Docklight Brands, Inc. (“Docklight”) filed a complaint against the Company and its wholly-owned subsidiary, High Park Holdings, Ltd. (“High Park”) in Superior Court of the State of Washington, King County. Docklight claimed breach of contract against High Park arising from a 2018 license agreement pursuant to which Docklight licensed certain Bob Marley-related brands to High Park (as amended in 2020 and 2021, the “High Park License”). In addition, Docklight brought a negligent misrepresentation claim against Tilray, alleging that certain individuals at Tilray or Aphria had made false statements to Docklight in order to induce Docklight to waive Docklight’s alleged right to terminate the High Park License for change-of-control on the basis of the 2021 Tilray-Aphria Arrangement Agreement. Docklight seeks injunctive relief as well as unspecified damages. On December 17, 2021, Defendants removed the case to the United States District Court, Federal District of Washington.  Defendants’ answer to the complaint was timely filed by January 21, 2022, and discovery in this litigation matter is ongoing. Tilray and High Park intend to continue to vigorously defend the Docklight suit.

Note 19. Net revenue

The Company reports its net revenue in four reporting segments: cannabis, distribution, beverage alcohol and wellness, in accordance with ASC 280 Segment Reporting.

Net revenue is comprised of:

	For the three months
	ended August 31,
	2022	2021
Cannabis revenue	$75,689	$89,933
Cannabis excise taxes	(17,119)	(19,484)
Net cannabis revenue	58,570	70,449
Beverage alcohol revenue	21,863	16,483
Beverage alcohol excise taxes	(1,209)	(1,022)
Net beverage alcohol revenue	20,654	15,461
Distribution revenue	60,585	67,186
Wellness revenue	13,402	14,927
Total	$153,211	$168,023

Note 20. Cost of goods sold

Cost of goods sold is comprised of:

	For the three months
	ended August 31,
	2022	2021
Cannabis costs	$28,861	$40,190
Beverage alcohol costs	10,849	6,663
Distribution costs	54,984	59,290
Wellness costs	9,903	10,925
Total	$104,597	$117,068

Note 21. General and administrative expenses

General and administrative expenses are comprised of:

	For the three months
	ended August 31,
	2022	2021
Executive compensation	$3,555	$3,090
Office and general	5,829	12,742
Salaries and wages	14,635	15,311
Stock-based compensation	9,193	9,417
Insurance	2,703	4,631
Professional fees	2,490	2,713
Gain on sale of capital assets	77	27
Travel and accommodation	1,161	790
Rent	865	766
Total	$40,508	$49,487

Note 22. Non-operating income (expense)

Non-operating income (expense) is comprised of:

	For the three months
	ended August 31,
	2022	2021
Change in fair value of convertible debenture	$(7,884)	$39,370
Change in fair value of warrant liability	1,548	17,535
Foreign exchange loss	(25,573)	(5,724)
Loss on long-term investments	(1,008)	(1,675)
Other non-operating (losses) gains, net	(75)	191
Total	$(32,992)	$49,697

Note 23. Fair value measurements

Financial instruments

The Company has classified its financial instruments as described in Note 3 Significant accounting policies in our Annual Financial Statements.

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

At August 31, 2022 the Company’s long-term debt of $26,272 ( May 31, 2022 - $20,358) is subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2022 and  May 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				August 31,
	Level 1	Level 2	Level 3	2022
Financial assets
Cash and cash equivalents	$490,643	$—	$—	$490,643
Convertible notes receivable	—	—	269,440	269,440
Equity investments measured at fair value	1,563	1,629	5,687	8,879
Financial liabilities
Warrant liability	—	—	(12,707)	(12,707)
Contingent consideration	—	—	(16,218)	(16,218)
APHA 24 Convertible debenture	—	—	(216,270)	(216,270)
Total recurring fair value measurements	$492,206	$1,629	$29,932	$523,767

				May 31,
	Level 1	Level 2	Level 3	2022
Financial assets
Cash and cash equivalents	$415,909	—	—	$415,909
Convertible notes receivable	—	—	111,200	111,200
Equity investments measured at fair value	1,878	2,469	5,703	10,050
Financial liabilities
Warrant liability	—	—	(14,255)	(14,255)
Contingent consideration	—	—	(16,007)	(16,007)
APHA 24 Convertible debenture	—	—	(216,753)	(216,753)
Total recurring fair value measurements	$417,787	$2,469	$(130,112)	$290,144

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

The contingent consideration from the acquisition of SweetWater, first due in December 2023 and payable in cash, is determined by discounting future expected cash outflows at a discount rate of 5%, and probability of achievement of 25%. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3.

The APHA 24 Convertible debentures are recorded at fair value. The estimated fair value is determined using the Black-Scholes option pricing model and is classified as Level 3.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

				APHA 24
	Convertible	Warrant	Contingent	Convertible
	notes receivable	Liability	Consideration	Debt	Total
Balance, May 31, 2022	$111,200	$(14,255)	$(16,007)	$(216,753)	$(135,815)
Additions	157,272	—	—	—	157,272
Unrealized gain (loss) on fair value	968	1,548	(211)	483	2,788
Balance, August 31, 2022	$269,440	$(12,707)	$(16,218)	$(216,270)	$24,245

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in non-operating income (loss) using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
APHA Convertible debentures	Black-Scholes	Volatility,	70%
		expected life (in years)	1.8
Warrant liability	Black-Scholes	Volatility,	70%
		expected life (in years)	2.5
Contingent consideration	Discounted cash flows	Discount rate,	5%
		achievement	25%
Convertible notes receivable	Black-Scholes	Effective interest rate,	20% - 22%
		conversion	0% to 60%

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

Note 24. Segment reporting

Information reported to the Chief Operating Decision Maker (“CODM”) for the purpose of resource allocation and assessment of segment performance focuses on the nature of the operations. The Company operates in four reportable segments: (1) cannabis operations, which encompasses the production, distribution, sale, co-manufacturing and advisory services of both medical and adult-use cannabis, (2) beverage alcohol operations, which encompasses the production, marketing and sale of beverage alcohol products, (3) distribution operations, which encompasses the purchase and resale of pharmaceuticals products to customers, and (4) wellness products, which encompasses hemp foods and cannabidiol (“CBD”) products. This structure is in line with how our Chief Operating Decision Maker (“CODM”) assesses our performance and allocates resources.

Operating segments have not been aggregated and no asset information is provided for the segments because the Company’s CODM does not receive asset information by segment on a regular basis.

Segment gross profit from external customers:

	For the three months
	ended August 31,
	2022	2021
Cannabis
Net cannabis revenue	$58,570	$70,449
Cannabis costs	28,861	40,190
Gross Profit	29,709	30,259
Distribution
Distribution revenue	60,585	67,186
Distribution costs	54,984	59,290
Gross Profit	5,601	7,896
Beverage alcohol
Net beverage alcohol revenue	20,654	15,461
Beverage alcohol costs	10,849	6,663
Gross Profit	9,805	8,798
Wellness
Wellness revenue	13,402	14,927
Wellness costs	9,903	10,925
Gross Profit	3,499	4,002

Channels of Cannabis revenue were as follows:

	For the three months
	ended August 31,
	2022	2021
Revenue from Canadian medical cannabis products	$6,520	$8,374
Revenue from Canadian adult-use cannabis products	58,355	69,593
Revenue from wholesale cannabis products	392	1,700
Revenue from international cannabis products	10,422	10,266
Less excise taxes	(17,119)	(19,484)
Total	$58,570	$70,449

On July 12, 2022, Tilray acquired the HEXO Convertible Note from HTI closed the transaction for a strategic alliance with HEXO Corp. (“HEXO”) as discussed in Note 7 (Convertible notes receivable) and Note 12 (Convertible debentures). In addition, the Company and HEXO entered into various commercial transaction agreements, including (i) an advisory services agreement regarding Tilray’s provision of advisory services to HEXO in exchange for an $18 million annual advisory fee payable to Tilray; (ii) a co-manufacturing agreement providing for third-party manufacturing services between the parties and setting forth the terms of Tilray’s international bulk supply to HEXO; and (iii) a procurement and cost savings agreement for shared savings related to specified optimization activities, procurement, and other similar cost savings realized by the parties as a result of the foregoing commercial arrangements.

Included in revenue from Canadian adult-use cannabis is $7,753 of advisory services revenue in the quarter from the aforementioned HEXO commercial transaction agreements.

Geographic net revenue:

	For the three months
	ended August 31,
	2022	2021
North America	$82,192	$90,543
EMEA	66,041	76,009
Rest of World	4,978	1,471
Total	$153,211	$168,023

Geographic capital assets:

	August 31,	May 31,
	2022	2022
North America	$440,639	$464,370
EMEA	109,560	119,409
Rest of World	3,407	3,720
Total	$553,606	$587,499

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the three months ended August 31, 2022 and 2021, there were no major customers representing greater than 10% of our quarterly revenues.

Note 25. Subsequent Events

As of September 15, 2022, the Company purchased $50,000 of its TLRY 23 convertible debenture for cancellation. After cancellation the outstanding principal balance of the TLRY 23 convertible debentures is $139,830.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Interim Consolidated Financial Statements and the related Notes thereto for the period ended August 31, 2022 contained in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

Company Overview

We are a leading global cannabis-lifestyle and consumer packaged goods company headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia and Latin America that is changing people’s lives for the better – one person at a time – by inspiring and empowering a worldwide community to live their very best life enhanced by moments of connection and wellbeing. Tilray’s mission is to be the most responsible, trusted and market leading cannabis consumer products company in the world with a portfolio of innovative, high-quality and beloved brands that address the needs of the consumers, customers and patients we serve.

Our overall strategy is to leverage our scale, expertise and capabilities to drive market share in Canada and internationally, achieve industry-leading, profitable growth and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in consumer insights, drive category management leadership and assess growth opportunities with the introduction of new products. In addition, we are relentlessly focused on managing our cost of goods and expenses in order to maintain our strong financial position.

Trends and Other Factors Affecting Our Business

The cannabis industry in Europe is in its early stages of development whereby countries within Europe are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Malta), some are engaging in an experiment for adult-use (Netherlands, Switzerland) and some are debating regulations for cannabinoid-based medicine (France, Spain, Italy, and the United Kingdom). In Europe, we believe that, despite continuing COVID-19 pressure and the Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction. We also continue to believe that Tilray remains uniquely positioned to maintain and gain significant market share in these markets with its infrastructure, which is comprised of two EU-GMP cultivation facilities within Europe located in Portugal and Germany, our distribution network and our demonstrated commitment to the availability, quality and safety of our cannabinoid-based medical products. Today, Germany remains the largest medical cannabis market in Europe.

The following is a summary of the state of cannabis legalization within Europe:

European Union. In September 2022, European Union drug coordinators met in Prague and call for the collective effort of the 27 member countries regulate the medical and adult-use cannabis markets with the view that a controlled market may be the only possible solution.

Germany. The new coalition government led by chancellor Olaf Schulz declared its intention to legalize adult-use cannabis use, which aims to regulate the controlled dispensing of cannabis for adult-use consumption. It is expected that we shall see the first draft of the proposed new regulation framework in the Fall of 2022. Tilray is well-positioned in Germany to provide consistent and sustainable cannabis products for the adult-use market whereby we can satisfy any demand in our Aphria RX facility located in Neumunster and our EU-GMP-certified production facility in Portugal.

Luxemburg. The government stated intentions to legalize adult-use cannabis in October 2021, thereby allowing cultivation, possession, and sale of seeds. However, legislation has been delayed due to the COVID-19 pandemic. The Luxemburg government has refined its draft bill, which we believe will be enacted in calendar year 2022.

Switzerland. In October 2021, Switzerland announced its intention to legalize cannabis by allowing production, cultivation, trade, and consumption. In the meantime, a three-year pilot project is commencing imminently to conduct studies on the cannabis market and its impact on Swiss society. In June 2022, the Swiss Government lifted the ban on cannabis for medical use commencing August 1, 2022, facilitating access to cannabis for medical use for patients who will no longer need to seek exceptional permission from the health ministry.

Spain. The Spanish Congress' Health Committee has recently approved a Medical Cannabis Report that paves the way for a government-sponsored bill on medical cannabis. The Report explicitly opens the door to standardized preparations other than the drugs already approved, highlighting their advantages in relation to safety, security and stability; as well as the possibility to prescribe medical cannabis in community pharmacies and not only in hospitals, favoring the access to the patients that may need it.

France. France launched a two-year pilot experiment to supply approximately 3,000 patients with medical cannabis. To date, approximately 1,500 patients are enrolled in the experiment, which ends March 2023.

Czech Republic. The Czech Republic is expected to present a plan to legalize adult-use cannabis in first half of 2023.

Acquisitions and Synergies

We have grown, and strive to continue to expand our business, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in the long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the three months ended August 31, 2022, we received ($12.8) million of transaction income, discussed further below.

Our acquisition strategy has had a profound impact on the Company’s results in the current quarter and we expect will continue to persist into future periods generating accretive impacts for our stockholders. There are currently three primary cost saving initiatives as follows:

●	Tilray and HEXO strategic alliance:

On July 12, 2022, Tilray acquired the HEXO Convertible Note from HTI closed the transaction for a strategic alliance with HEXO Corp. (“HEXO”) as discussed in Note 7 (Convertible notes receivable) and Note 12 (Convertible debentures). In addition, Tilray and HEXO entered into various commercial transaction agreements, including (i) an advisory services agreement regarding Tilray’s provision of advisory services to HEXO in exchange for an $18 million annual advisory fee payable to Tilray; (ii) a co-manufacturing agreement providing for third-party manufacturing services between the parties and setting forth the terms of Tilray’s international bulk supply to HEXO; and (iii) a procurement and cost savings agreement for shared savings related to specified optimization activities, procurement, and other similar cost savings realized by the parties as a result of the foregoing commercial arrangements.

Through this strategic alliance, both Tilray and HEXO are expected to achieve substantial cash savings and production efficiencies. In the current period ended August 31, 2022 the Company earned $7.8 million of adult-use cannabis revenue and $1.2 million of interest income. The Company expects to earn approximately $40 million during the first 12 month period in connection with the HEXO Convertible Note, to be reported as $31 million of adult-use cannabis revenue and $9 million of interest income.

●	Cannabis business cost reduction plan:

During our fourth quarter of our fiscal year ended May 31, 2022, the Company launched an additional $30 million cost optimization plan of our existing cannabis business to solidify our position as an industry leading low-cost producer. The Company is taking decisive action to manage gross margin amid an evolving retail environment by identifying opportunities to leverage technology, supply chain, procurement, and packaging efficiencies while driving labor savings. In the current period ended August 31, 2022, we have achieved $13 million of our cost optimization plan on an annualized run-rate basis of which $2 million represented actual cost savings during the period. The amount achieved is comprised of the following items:

-

Optimizing cultivation. We made impactful strides to right-size our cultivation footprint by maximizing our yield per plant and by honing the ability to flex production during optimal growing seasons to manage our cost to grow.

-

Refining selling fees. We assessed our current product-to-market strategy to optimize our direct and controllable selling fees as a percentage of revenue without compromising our sales strategy on a go-forward basis.

-

Reducing general and administrative costs. We remain focused on reducing operating expenses by leveraging innovative solutions to maintain a lean organization. We plan to further automate processes, reducing outside spend where efficient, and ensuring we are obtaining competitive pricing on our administrative services.

●	Tilray-Aphria Arrangement Agreement:

In connection with the Tilray-Aphria Arrangement Agreement, we committed to achieving at least $80 million of synergies in connection with the integration of Tilray and Aphria and developed a robust plan and timeline to achieve such synergies. In executing our integration plan, we evaluated and optimized the organizational structure, evaluated and retained the talent and capabilities we identified as necessary to achieve our longer-term growth plan and vision, reviewed contracts and arrangements, and analyzed our supply chain and our strategic partnerships. Due to the Company’s actions in connection with the integration of Tilray and Aphria, we exceeded the identified $80 million of cost synergies and achieved such synergies ahead of our plan.

As of the date of this filing, we achieved $95 million in cost-saving synergies on a run-rate basis and $65 million in actual cash-savings. Additionally, we anticipate delivering our remaining $5 million of identified synergies by the end of this fiscal year, which will bring the total identified synergies to $100 million.

Political and Economic Environment

Our results of operations can also be affected by economic, political, legislative, regulatory, legal actions, the global volatility and general market disruption resulting from the global COVID-19 pandemic and geopolitical tensions, such as Russia's incursion into Ukraine. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. Accordingly, we could be affected by civil, criminal, environmental, regulatory or administrative actions, claims or proceedings. For a discussion of possible adverse impacts to our business due to the political and economic environment, please refer to Part II, Item 1A. Risk Factors, "We may be negatively impacted by volatility in the political and economic environment, such as the crisis in Ukraine, economic downturns and increases in interest rates, and a period of sustained inflation across the markets in which we operate could result in higher operating costs and may negatively impact our business and financial performance."

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months
	ended August 31,		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021
Net revenue	$153,211	$168,023	$(14,812)	(9)%
Cost of goods sold	104,597	117,068	(12,471)	(11)%
Gross profit	48,614	50,955	(2,341)	(5)%
Operating expenses:
General and administrative	40,508	49,487	(8,979)	(18)%
Selling	9,671	7,432	2,239	30%
Amortization	24,359	30,739	(6,380)	(21)%
Marketing and promotion	7,248	5,465	1,783	33%
Research and development	166	785	(619)	(79)%
Change in fair value of contingent consideration	211	837	(626)	(75)%
Litigation costs	445	1,194	(749)	(63)%
Transaction (income) costs	(12,816)	24,385	(37,201)	(153)%
Total operating expenses	69,792	120,324	(50,532)	(42)%
Operating loss	(21,178)	(69,369)	48,191	(69)%
Interest expense, net	(4,413)	(10,170)	5,757	(57)%
Non-operating (expense) income, net	(32,992)	49,697	(82,689)	(166)%
Income (loss) before income taxes	(58,583)	(29,842)	(28,741)	96%
Income taxes (recovery)	7,211	4,762	2,449	51%
Net income (loss)	$(65,794)	$(34,604)	$(31,190)	90%

Use of Non-GAAP Measures

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including reference to:

●	adjusted gross profit (excluding purchase price allocation (“PPA”) step up) for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness),

●	adjusted gross margin (excluding purchase price allocation (“PPA”) step up) for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness),

●	adjusted EBITDA, and

●	constant currency presentation of net revenue.

All these non-GAAP financial measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America, ("GAAP"). These measures, which may be different than similarly titled measures used by other companies, are presented to help investors' overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Please see "Reconciliation of Non-GAAP Financial Measures to GAAP Measures" below for reconciliation of such non-GAAP Measures to the most directly comparable GAAP financial measures, as well as a discussion of our adjusted gross margin, adjusted gross profit and adjusted EBITDA measures and the calculation of such measures.

Constant Currency Presentation

We believe that this measure provides useful information to investors because it provides transparency to underlying performance in our consolidated net sales by excluding the effect that foreign currency exchange rate fluctuations have on period-to-period comparability given the volatility in foreign currency exchange markets. To present this information for historical periods, current period net sales for entities reporting in currencies other than the U.S. Dollar are translated into U.S. Dollars at the average monthly exchange rates in effect during the corresponding period of the prior fiscal year rather than at the actual average monthly exchange rate in effect during the current period of the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

Operating Metrics and Non-GAAP Measures

We use the following operating metrics and non-GAAP measures to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. Other companies, including companies in our industry, may calculate operating metrics and non-GAAP measures with similar names differently which may reduce their usefulness as comparative measures. Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

	For the three months
	ended August 31,
(in thousands of U.S. dollars)	2022	2021
Net cannabis revenue	$58,570	$70,449
Net beverage alcohol revenue	20,654	15,461
Distribution revenue	60,585	67,186
Wellness revenue	13,402	14,927
Cannabis costs	28,861	40,190
Beverage alcohol costs	10,849	6,663
Distribution costs	54,984	59,290
Wellness costs	9,903	10,925
Adjusted gross profit (excluding PPA step-up) (1)	49,721	50,955
Cannabis gross margin	51%	43%
Beverage alcohol adjusted gross margin (excluding PPA step-up) (1)	47%	57%
Distribution gross margin	9%	12%
Wellness gross margin	26%	27%
Adjusted EBITDA (1)	$13,531	$12,697
Cash and cash equivalents	490,643	376,297
Working capital	637,623	317,789

(1) Adjusted EBITDA, adjusted gross profit and adjusted gross margin are non-GAAP financial measures. See “Use of Non-GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure.

Segment Reporting

Our reporting segments revenue is comprised of revenues from our cannabis, distribution, beverage alcohol, and wellness operations, as follows:

	For the three months
	ended August 31,		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021
Cannabis business	$58,570	$70,449	$(11,879)	(17)%
Distribution business	60,585	67,186	(6,601)	(10)%
Beverage alcohol business	20,654	15,461	5,193	34%
Wellness business	13,402	14,927	(1,525)	(10)%
Total net revenue	$153,211	$168,023	$(14,812)	(9)%

Our reporting segments revenue using a constant currency are as follows:

	For the three months
	ended August 31,
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021
Cannabis business	$61,579	$70,449	$(8,870)	(13)%
Distribution business	70,580	67,186	3,394	5%
Beverage alcohol business	20,654	15,461	5,193	34%
Wellness business	13,685	14,927	(1,242)	(8)%
Total net revenue	$166,498	$168,023	$(1,525)	(1)%

Our geographic revenue is as follows:

	For the three months
	ended August 31,		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021
North America	$82,192	$90,543	$(8,351)	(9)%
EMEA	66,041	76,009	(9,968)	(13)%
Rest of World	4,978	1,471	3,507	238%
Total net revenue	$153,211	$168,023	$(14,812)	(9)%

Our geographic revenue using a constant currency is as follows:

	For the three months
	ended August 31,
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021
North America	$84,102	$90,543	$(6,441)	(7)%
EMEA	76,427	76,009	418	1%
Rest of World	5,969	1,471	4,498	306%
Total net revenue	$166,498	$168,023	$(1,525)	(1)%

Our geographic capital assets are as follows:

	August 31,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2022	2022	2022 vs. 2021
North America	$440,639	$464,370	$(23,731)	(5)%
EMEA	109,560	119,409	(9,849)	(8)%
Rest of World	3,407	3,720	(313)	(8)%
Total capital assets	$553,606	$587,499	$(33,893)	(6)%

Cannabis revenue

Cannabis revenue based on market channel is as follows:

	For the three months
	ended August 31,		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021
Revenue from Canadian medical cannabis products	$6,520	$8,374	$(1,854)	(22)%
Revenue from Canadian adult-use cannabis products	58,355	69,593	$(11,238)	(16)%
Revenue from wholesale cannabis products	392	1,700	$(1,308)	(77)%
Revenue from international cannabis products	10,422	10,266	$156	2%
Total cannabis revenue	75,689	89,933	$(14,244)	(16)%
Excise taxes	(17,119)	(19,484)	$2,365	(12)%
Total cannabis net revenue	$58,570	$70,449	$(11,879)	(17)%

Cannabis revenue based on market channel using a constant currency is as follows:

	For the three months
	ended August 31,
	as reported in constant currency		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021
Revenue from Canadian medical cannabis products	$6,831	$8,374	$(1,543)	(18)%
Revenue from Canadian adult-use cannabis products	60,421	69,593	$(9,172)	(13)%
Revenue from wholesale cannabis products	412	1,700	$(1,288)	(76)%
Revenue from international cannabis products	11,869	10,266	$1,603	16%
Total cannabis revenue	79,533	89,933	$(10,400)	(12)%
Excise taxes	(17,954)	(19,484)	$1,530	(8)%
Total cannabis net revenue	$61,579	$70,449	$(8,870)	(13)%

Revenue from Canadian medical cannabis products: Revenue from Canadian medical cannabis products decreased 22% to $6.5 million for the three months ended August 31, 2022, compared to revenue of $8.4 million for the prior year period. On a constant currency basis revenue from Canadian medical cannabis products decreased 18% to $6.8 million for the three months ended August 31, 2022, compared to revenue of  $8.4 million for the prior year period. This decrease in revenue from medical cannabis products is primarily driven by increased competition from the adult-use recreational market and related price compression.

Revenue from Canadian adult-use cannabis products: During the three months ended August 31, 2022, our gross revenue from Canadian adult-use cannabis products decreased 16% to $58.4 million compared to revenue of $69.6 million for the prior year period. On a constant currency basis, our gross revenue from Canadian adult-use cannabis products decreased 13% to $60.4 million for the same period. The decrease in gross revenue from Canadian adult-use cannabis is primarily driven by the following series of factors:

●	We continue to see price compression in the market driven by the high number of competitors;

●

Despite this increased competition in the market, we maintained our market leadership position for the quarter, however, we experienced a decline to an 8.5% market share from 15.3% from the prior year quarter, as reported by Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate;

●

We experienced challenges with certain provincial boards, including strikes in British Columbia and Quebec as well as cyber-attacks in Ontario. These events negatively impacted our deliveries and had an estimated impact of $2.5 million of missed sales in the quarter;

●

Changing consumer demand for our flower products, driven primarily by potency changes and strain rationalization, over the course of the prior fiscal year negatively impacted the comparison of the current period to the prior year period. In the last 6 months, we revised our flower strategy to remain innovative and evolve with the industry, launching a large volume of new beta flower strains in the current quarter. This has resulted in an 11% increase in our flower sales since our previous quarter ended May 31, 2022, based on Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate;

●	Additionally, $2.2 million of the decrease is also attributable to the decline in the Canadian dollar from the prior year quarter; and

●	Lastly, these factors were partially offset by the favorable impact of the recently executed HEXO arrangement which resulted in $7.8 million of advisory services revenue in the quarter.

Wholesale cannabis revenue: Revenue from wholesale cannabis products decreased 77% to $0.4 million for the three months ended August 31, 2022, compared to revenue of $1.7 million for the prior year period which is consistent on a constant currency basis. The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales.

International cannabis revenue: Revenue from international cannabis products increased 2% to $10.4 million for the three months ended August 31, 2022 compared to revenue of $10.3 million for the prior year period. Given the deterioration of Euro in the quarter, on a constant currency basis, revenue from international cannabis products would have increased 16% to $11.9 million from $10.3 million in the prior year period.

Distribution revenue

Revenue from Distribution operations decreased 10% to $60.6 million for the three months ended August 31, 2022 compared to revenue of $67.2 million for the prior year period. The decrease in revenue during the period was due to the deterioration of the Euro against the U.S. Dollar.,which when the impacts are eliminated, given that on a constant currency basis revenue increased 5% to $70.6 million when compared to prior year period.

Beverage alcohol revenue

Revenue from our Beverage operations increased 34% to $20.7 million for the three months ended August 31, 2022 compared to revenue of $15.5 million for the prior year period. The increase in the three-month period relates primarily to our acquisition of Breckenridge on December 7, 2021.

Wellness revenue

Our Wellness revenue from Manitoba Harvest decreased 10% to $13.4 million for three months ended August 31, 2022 compared to $14.9 million from the prior year period. On a constant currency basis for the same period, Wellness revenue decreased 8% to $13.7 million from $14.9 million. The decrease in revenue is the result of the prior year quarter including a one-off private label sale that did not recur in the current quarter, as well as a higher volume of distressed retailer sales which resulted in a higher volume of lower-margin sales in the prior year quarter compared to the current period. This decrease is partially offset by a meaningful one-time change in Wellness revenue net of discount sales mix in the final week of the quarter.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

Our gross profit and gross margin for the three months ended August 31, 2022 and 2021, is as follows:

	For the three months
(in thousands of U.S. dollars)	ended August 31,		Change	% Change
Cannabis	2022	2021	2022 vs. 2021
Net revenue	58,570	70,449	(11,879)	(17)%
Cost of goods sold	28,861	40,190	(11,329)	(28)%
Gross profit	29,709	30,259	(550)	(2)%
Gross margin	51%	43%	8%	18%
Distribution
Net revenue	60,585	67,186	(6,601)	(10)%
Cost of goods sold	54,984	59,290	(4,306)	(7)%
Gross profit	5,601	7,896	(2,295)	(29)%
Gross margin	9%	12%	(3)%	(21)%
Beverage alcohol
Net revenue	20,654	15,461	5,193	34%
Cost of goods sold	10,849	6,663	4,186	63%
Gross profit	9,805	8,798	1,007	11%
Gross margin	47%	57%	(10)%	(17)%
Purchase price accounting step-up	1,107	—	—	0%)
Adjusted gross profit (1)	10,912	8,798	2,114	24%
Adjusted gross margin (1)	53%	57%	(4%)	(7%)
Wellness
Net revenue	13,402	14,927	(1,525)	(10)%
Cost of goods sold	9,903	10,925	(1,022)	(9)%
Gross profit	3,499	4,002	(503)	(13)%
Gross margin	26%	27%	(1)%	(3)%
Total
Net revenue	153,211	168,023	(14,812)	(9)%
Cost of goods sold	104,597	117,068	(12,471)	(11)%
Gross profit	48,614	50,955	(2,341)	(5)%
Gross margin	32%	30%	2%	6%
Purchase price accounting step-up	1,107	—	—	(0)%
Adjusted gross profit (1)	49,721	50,955	(1,234)	(2)%
Adjusted gross margin (1)	32%	30%	2%	7%

(1)

Adjusted gross profit is our Gross profit (adjusted to exclude inventory purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude inventory purchase price accounting valuation step-up) and are non-GAAP financial measures. See “Use of Non-GAAP Measures” below for additional discussion regarding these non-GAAP measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. We do not consider adjusted gross profit and adjusted gross margin in isolation or as an alternative to financial measures determined in accordance with GAAP.

Cannabis gross margin: Gross margin increased during the three months ended August 31, 2022 to 51% from 43% versus the prior year period. The three months’ increase in cannabis gross margin is primarily related to the $7.8 million of HEXO revenue included in cannabis revenue. When this revenue is excluded from this computation, our cannabis gross margin remains consistent at 43% for the period. The Company has been able to maintain a consistent gross margin despite the adverse price compression faced during the quarter as a result of our focus on being a low cost producer and other synergistic initiatives.

Distribution gross margin: Gross margin of 9% for the three months ended August 31, 2022 decreased from 12% the same period in the prior year. These declines were driven by a change in consumer trends toward lower margin products.

Beverage alcohol gross margin: Gross margin of 47% for the three months ended August 31, 2022 decreased from 57% from the same period in the prior year. This decrease is a result of the current period including the Sweetwater Colorado expansion, which is still in the start-up phase of operations and thus when compared to the prior quarter same period in which the expansion had not yet begun.

Wellness gross margin: Gross margin of 26% for the three months ended August 31, 2022 slightly decreased from 27% from the same period in the prior year and has remained relatively consistent period over period despite inflationary impacts as a result of the change in sales mix experienced at the end of the quarter.

Operating expenses

	For the three months
	ended August 31,		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021
General and administrative	$40,508	$49,487	$(8,979)	(18)%
Selling	9,671	7,432	2,239	30%
Amortization	24,359	30,739	(6,380)	(21)%
Marketing and promotion	7,248	5,465	1,783	33%
Research and development	166	785	(619)	(79)%
Change in fair value of contingent consideration	211	837	(626)	(75)%
Litigation costs	445	1,194	(749)	(63)%
Transaction (income) costs	(12,816)	24,385	(37,201)	(153)%
Total operating expenses	$69,792	$120,324	$(50,532)	(42)%

Operating expenses are comprised of general and administrative, share-based compensation, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, litigation costs and transaction (income) costs. These costs decreased by ($50.5) million to $69.8 million for the three months ended August 31, 2022 as compared to $120.3 million for the same period of the prior year. This decrease was primarily a result of the transaction income recorded in the period described in detail below, where as the prior quarter included expenses related to the Tilray-Aphria Arrangement Agreement. Additionally, our amortization has decreased as a result of the reductions in our intangible assets. Lastly, our reduction in G&A is a result of our continual commitment to executing cost saving initiatives and exploring synergistic opportunities.

General and administrative costs

During the three months ended August 31, 2022, general and administrative costs decreased by 18% as compared to the prior year period.

	For the three months
	ended August 31,		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021
Executive compensation	$3,555	$3,090	$465	15%
Office and general	5,829	12,742	(6,913)	(54)%
Salaries and wages	14,635	15,311	(676)	(4)%
Stock-based compensation	9,193	9,417	(224)	(2)%
Insurance	2,703	4,631	(1,928)	(42)%
Professional fees	2,490	2,713	(223)	(8)%
Gain on sale of capital assets	77	27	50	185%
Travel and accommodation	1,161	790	371	47%
Rent	865	766	99	13%
Total general and administrative costs	$40,508	$49,487	$(8,979)	(18)%

Executive compensation increased by 15% in the three months ended August 31, 2022, primarily due to a one-time payment of a transaction specific bonus related to the closure of the Tilray and HEXO strategic alliance during the quarter.

Office and general decreased by 54% during the three months ended August 31, 2022 the decrease is primarily due to the inclusion of the additional one-time costs associated with the closure of our Nanaimo, Canada, facility in the prior year quarter.

Salaries and wages decreased by 4% during the three months ended August 31, 2022. The decrease is primarily due to the synergy and cost saving initiatives implemented since the prior year. The Company’s headcount decreased to approximately 1700 employees as a result of the Tilray-Aphria Arrangement Agreement compared to 2,100 employees as of August 31, 2021.

The Company recognized stock-based compensation expense of $9.2 million for the three months ended August 31, 2022 compared to $9.4 million for the same period in the prior year. The balance has remained consistent period over period as this is based on consent time based vesting schedules.

Insurance expenses decreased by 42% for the three months ended August 31, 2022 to $2.7 million from $4.6 from the same period in the prior year. This item was a target of the Tilray-Aphria Arrangement Agreement synergies.

Selling costs

For the three months ended August 31, 2022, the Company incurred selling costs of $9.7 million or 6.3% of revenue as compared to $7.4 million and 4.4% of revenue in the prior year period. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products. The increase in selling costs as a percent of revenue in the period resulted from incurred costs associated with having a portion of our selling fees with fixed components that did not decrease with the decline in our revenue during the quarter.

Amortization

The Company incurred non-production related amortization charges of $24.4 million for the three months ended August 31, 2022 compared to $30.7 million in the prior year period. The decreased amortization is a result of the reduced intangible asset levels.

Marketing and promotion costs

For the three months ended August 31, 2022, the Company incurred marketing and promotion costs of $7.2 million as compared to $5.5 million the prior year period. The increase is a result of the continued focus of investing in our Canadian cannabis brands by prioritizing our retail partnerships through the education of budtenders. Additionally, the prior year quarter did not include the marketing spend related to Breckenridge, as it was acquired in the second quarter of the prior year.

Research and development

Research and development costs were $0.2 million during the three months ended August 31, 2022 compared to $0.8 million in the prior year period. These relate to external costs associated with the development of new products.

Transaction (income) costs

Items classified as transaction (income) costs are non-recurring in nature and correspond largely to our acquisition and synergy strategy. The three months decrease of 153% from the prior year period is related to the following items:

●

we incurred minimal transaction costs related to the Tilray-Aphria Arrangement Agreement in the current quarter, however, we do anticipate that there will continue to be additional costs associated with this transaction until the disposal of our Enniskillen facility and the restructuring of Nanaimo facility are completed;

●	the prior period included fees related to the MedMen transaction, which has been completed and thus there are no further expected costs to be incurred unless the Triggering Event arises;

●	A non-reimbursed compensation payment of $5.0 million was made as a result of the HEXO transaction in the quarter; and

●

we recognized a change in fair value of $18.3 million on the HTI Share Consideration's purchase price derivative as a result of an increase in our share price on the shares paid for the HEXO convertible note receivable Note 7 (Convertible notes receivable). This gain was payable to the Company from HTI and was collected in cash subsequent to the quarter end. This gain offsets the aforementioned items in the period and contributes to the period over period decrease. The Company does not anticipate there to be additional transaction costs related to the HEXO transaction as it is complete at this time, however, should the Company pursue additional arrangements with HEXO than additional costs may be incurred.

Non-operating (expense) income, net

Non-operating (expense) income is comprised of:

	For the three months
	ended August 31,		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021
Change in fair value of convertible debenture	$(7,884)	$39,370	$(47,254)	(120)%
Change in fair value of warrant liability	1,548	17,535	(15,987)	(91)%
Foreign exchange loss	(25,573)	(5,724)	(19,849)	347%
Loss on long-term investments	(1,008)	(1,675)	667	(40)%
Other non-operating (losses) gains, net	(75)	191	(266)	(139)%
Total non-operating income (expense)	$(32,992)	$49,697	$(82,689)	(166)%

For the three months ended August 31, 2022, the Company recognized a change in fair value of its convertible debentures of ($7.9) million. The change is driven primarily by the changes in the Company’s share price and the change in the trading price of the convertible debentures. Additionally, for the three months ended August 31, 2022, the Company recognized a change in fair value of its warrants, resulting in a gain of $1.5 million also as a result of the change in our share price. Furthermore, for three months ended August 31, 2022, the Company recognized a loss of ($25.6) million, resulting from the changes in foreign exchange rates during the period, compared to losses of ($5.7) million for the prior year period, largely associated with the weakening of the Euro. The remaining other losses relate to changes in fair value in the Company’s convertible notes receivable and long-term investments.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net loss before income taxes, net interest expense, depreciation and amortization, equity in net loss of equity-method investees, inventory write downs, stock-based compensation, integration activities, transaction (income) costs, litigation costs, unrealized currency gains and losses and other adjustments.

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

We do not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes certain expenses and income that are required by U.S. GAAP to be recorded in our consolidated financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as this metric reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents Adjusted EBITDA in connection with GAAP results.

For the period ended August 31, 2022, adjusted EBITDA decreased primarily as a result of the decline in revenue and gross profit as a result of the weakening of the Euro during the quarter.

	For the three months
	ended August 31,		Change	% Change
Adjusted EBITDA reconciliation:	2022	2021	2022 vs. 2021
Net loss	$(65,794)	$(34,604)	$(31,190)	90%
Income taxes	7,211	4,762	2,449	51%
Interest expense, net	4,413	10,170	(5,757)	(57)%
Non-operating income (expense), net	32,992	(49,697)	82,689	(166)%
Amortization	34,069	39,333	(5,264)	(13)%
Stock-based compensation	9,193	9,417	(224)	(2)%
Change in fair value of contingent consideration	211	837	(626)	(75)%
Purchase price accounting step-up	1,107	—	1,107	NM
Facility start-up and closure costs	1,800	6,200	(4,400)	(71)%
Lease expense	700	700	—	0%
Litigation costs	445	1,194	(749)	(63)%
Transaction (income) costs	(12,816)	24,385	(37,201)	(153)%
Adjusted EBITDA	$13,531	$12,697	$834	7%

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA adjusts for the following:

●	Non-cash inventory valuation adjustments;

●	Non-cash amortization and amortization expenses and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

●

Stock-based compensation expenses, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

●	Non-cash impairment charges, as the charges are not expected to be a recurring business activity;

●

Non-cash foreign exchange gains or losses, which accounts for the effect of both realized and unrealized foreign exchange transactions. Unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities;

●	Non-cash change in fair value of warrant liability;

●	Interest expense, net;

●	Costs incurred to start up new facilities;

●	Lease expense, to conform with competitors who report under IFRS;

●	Transaction (income) costs includes acquisition related income and expenses, which vary significantly by transactions and are excluded to evaluate ongoing operating results;

●	Litigation costs includes costs related to ongoing litigations, legal settlements and recoveries which are excluded to evaluate ongoing operating results;

●	Amortization of purchase accounting step-up in inventory value included in costs of sales - product costs; and

●	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

Liquidity and Capital Resources

We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and make acquisitions. On March 3, 2021, we entered into an at the market offering arrangement (the "ATM Program") pursuant to which we offered and sold our common stock having an aggregate offering price of up to $400 million. The ATM Program was intended to strengthen our balance sheet and improve our liquidity position and was utilized to offer and sell common stock having a total of $400 million for the period ending August 31, 2022. The Company has fully completed its sales of shares under the ATM Program. In addition, the Company may from time to time use excess cash to repurchase its outstanding convertible debentures in open market transactions. We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with received proceeds from the ATM Program and access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months
	ended August 31,
	2022	2021
Net cash used in operating activities	$(46,269)	$(93,227)
Net cash used in investing activities	(1,537)	(8,620)
Net cash (used in) provided by financing activities	123,620	(8,028)
Effect on cash of foreign currency translation	(1,080)	(2,294)
Cash and cash equivalents, beginning of period	415,909	488,466
Cash and cash equivalents, end of period	490,643	376,297
Increase (decrease) in cash and cash equivalents	$74,734	$(112,169)

Cash flows from operating activities

The change in net cash used in operating activities during the three months ended August 31, 2022 compared to the prior year period is primarily related to improved operating efficiencies realized through our synergy programs. The current period’s negative operating cash flow was largely driven by an investment in working capital.

Cash flows from investing activities

The change in net cash used in investing activities during the three months ended August 31, 2022 compared to the prior year period is a result of most of our capital expenditure projects being completed from the prior year, with the exception of Sweetwater Colorado.

Cash flows from financing activities

The change in cash used in financing activities in during the three months ended August 31, 2022 compared to the prior year period, is primarily due to the funds received in the current quarter from our ATM program that was not in place for the prior year period.

Subsequent Events

Refer to Part I, Financial Information, Note 24 Subsequent Events of this interim report.

Off Balance Sheet Arrangements

At August 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our condensed interim consolidated financial statements.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, valuation of inventory, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 during the three months ended August 31, 2022. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2022, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of Breckenridge Distillery, which we acquired on December 7, 2021. Breckenridge Distillery represented 2.0% of our consolidated assets and 3.7% of our consolidated revenues as of and for the three months ended August 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired Breckenridge Distillery on December 7, 2021. The Company is in the process of reviewing the internal control structure of Breckenridge Distillery and, if necessary, will make appropriate changes as it integrates them into the Company’s overall internal control over financial reporting process.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

"Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K, except with respect to the matters disclosed and incorporated herein by reference to Note 18, Commitments and contingencies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. A summary of our risk factors is included below. Except as noted below the summary of our risk factors, there have been no material changes from the risk factors described in our Form 10-K.

●

We recently closed on an investment and certain transactions with HEXO Corp. ("HEXO") and we face uncertainty with respect to our ability to realize a return on our investment and achieve expected production efficiencies and cost savings in connection with the commercial transactions with HEXO as well as the MedMen investment.

●	Our business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations and timely renewals.

●

Government regulation is evolving, and unfavorable changes or lack of commercial legalization could impact our ability to carry on our business as currently conducted and the potential expansion of our business.

●	Our production and processing facilities are integral to our business and adverse changes or developments affecting our facilities may have an adverse impact on our business.

●	We face intense competition, and anticipate competition will increase, which could hurt our business.

●	Regulations constrain our ability to market and distribute our products in Canada.

●	United States regulations relating to hemp-derived CBD products are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

●	Changes in consumer preferences or public attitudes about alcohol could decrease demand for our beverage alcohol products.

●	SweetWater and Breckenridge each face substantial competition in the beer industry and the broader market for alcoholic beverage products which could impact our business and financial results.

●	We have limited operating history and a history of net losses, and we may not achieve or maintain profitability in the future.

●	We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.

●	Our strategic alliances and other third-party business relationships may not achieve the intended beneficial impact and expose us to risks.

●	We may not be able to successfully identify and execute future acquisitions, dispositions or other equity transactions or successfully manage the impacts of such transactions on our operations.

●	We are subject to risks inherent in an agricultural business, including the risk of crop failure.

●

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.

●	Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.

●	Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations.

●	Management may not be able to successfully establish and maintain effective internal controls over financial reporting.

●	The price of our common stock in public markets has experienced and may continue to experience severe volatility and fluctuations.

●	The volatility of our stock and the stockholder base may hinder or prevent us from engaging in beneficial corporate initiatives.

●

The terms of our outstanding warrants may limit our ability to raise additional equity capital or pursue acquisitions, which may impact funding of our ongoing operations and cause significant dilution to existing stockholders.

●	We may not have the ability to raise the funds necessary to settle conversions of the convertible securities in cash or to repurchase the convertible securities upon a fundamental change.

●	We are subject to other risks generally applicable to our industry and the conduct of our business.

We may be negatively impacted by volatility in the political and economic environment, such as the crisis in Ukraine, economic downturns and increases in interest rates, and a period of sustained inflation across the markets in which we operate could result in higher operating costs and may negatively impact our business and financial performance.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. These conditions may impact our business. Further rising inflation may negatively impact our business, raise cost and reduce profitability. While we would take actions, wherever possible, to reduce the impact of the effects of inflation, in the case of sustained inflation across several of the markets in which we operate, it could become increasingly difficult to effectively mitigate the increases to our costs. In addition, the effects of inflation on consumers' budgets could result in the reduction of our customers' spending habits. If we are unable to take actions to effectively mitigate the effect of the resulting higher costs, our profitability and financial position could be negatively impacted.

The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On July 12, 2022, the Company acquired all of the outstanding principal and interest under a secured convertible note (the "HEXO Convertible Note") issued by HEXO Corp. ("HEXO") with certain amendments. As consideration for the acquisition of the HEXO Convertible Note, the Company paid a purchase price in aggregate amount equal to $155 million, which was satisfied through the issuance to HTI of 33,314,412 shares of Tilray's Class 2 common stock and the issuance of a newly issued $50 million of convertible promissory note.

On June 30, 2022, the Company issued 1,529,821 shares of Tilray's Class 2 common stock to Double Diamond Holdings Ltd. ("Double Diamond") in connection with the assignment from Double Diamond to the Company of a promissory note payable by 1974568 Ontario Limited.

Each of the foregoing issuances of Tilray’s Class 2 common stock was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering. No underwriter participated in the offer and sale of the shares issued pursuant to the foregoing issuances, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. Additionally, each of the foregoing issuance of Tilray's Class 2 common stock was reported on a Form 8-K filed by the Company with the U.S. Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Form of Restricted Stock Unit Grant Notice (2022 HEXO EBITDA Award) under the Amended and Restated 2018 Equity Incentive Plan

10.2*	Assignment and Assumption Agreement, dated June 30, 2022, between Double Diamond Holdings Ltd., and Tilray Brands, Inc.

10.3*	Promissory note in the amount of $5,063,709.00 payable by 1974568 Ontario Limited.

10.4†	Transaction Agreement, dated as of April 11, 2022, by and among and Tilray Brands, Inc., HT Investments MA LLC and HEXO Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022).

10.5	Amending Agreement to Transaction Agreement, dated as of June 14, 2022, by and among Tilray Brands, Inc., HT Investments MA LLC and HEXO Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).

10.6	Amended and Restated Assignment and Assumption Agreement, dated as of June 14, 2022, by and among Tilray Brands, Inc., HT Investments MA LLC and HEXO Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).

10.7	Amending Agreement to Amended and Restated Assignment and Assumption Agreement dated as of July 12, 2022, by and among Tilray Brands, Inc., HT Investments MA LLC and HEXO Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022).

10.8	Convertible Promissory Note due September 1, 2023, dated July 12, 2022, issued and owing by Tilray Brands, Inc. to HT Investments MA LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022).

10.9	Amended and Restated Senior Secured Convertible Note due 2026, dated July 12, 2022, issued and owing by HEXO to Tilray Brands, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022).

10.10	Indenture dated as of May 27, 2021, by and between HEXO Corp. as issuer, and GLAS Trust Company LLC, as trustee (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith.

†         Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tilray Brands, Inc.

Date: October 7, 2022	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: October 7, 2022	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer