Form 10-Q
period 2022-11-30
Tilray Brands, Inc.
filed 2023-01-09
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of January 5, 2023, the registrant had 615,494,626 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended November 30, 2022 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,”” might,” “plan,” “project,” “will,” “would” ”seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions regarding our cost savings initiatives; what our revenue would have been had we completed the acquisition of Double Diamond Distillery LLC and Montauk Brewing Company each on June 1, 2021; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; current or future macroeconomic trends; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from our completed acquisitions and strategic transactions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	November 30,	May 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$190,218	$415,909
Marketable Securities	243,286	—
Accounts receivable, net	89,705	95,279
Inventory	240,946	245,529
Prepaids and other current assets	50,550	46,786
Total current assets	814,705	803,503
Capital assets	539,124	587,499
Right-of-use assets	11,351	12,996
Intangible assets	1,214,842	1,277,875
Goodwill	2,621,401	2,641,305
Interest in equity investees	4,638	4,952
Long-term investments	8,211	10,050
Convertible notes receivable	255,310	111,200
Other assets	4,797	314
Total assets	$5,474,379	$5,449,694
Liabilities
Current liabilities
Bank indebtedness	$15,304	$18,123
Accounts payable and accrued liabilities	162,900	157,431
Contingent consideration	26,463	16,007
Warrant liability	12,670	14,255
Current portion of lease liabilities	6,976	6,703
Current portion of long-term debt	20,681	67,823
Current portion of convertible debentures payable	181,511	—
Total current liabilities	426,505	280,342
Long - term liabilities
Lease liabilities	8,999	11,329
Long-term debt	152,150	117,879
Convertible debentures payable	223,295	401,949
Deferred tax liabilities	180,099	196,638
Other liabilities	185	191
Total liabilities	991,233	1,008,328
Commitments and contingencies (refer to Note 18)
Stockholders' equity
Common stock ($0.0001 par value; 990,000,000 shares authorized; 613,181,559 and 532,674,887 shares issued and outstanding, respectively)	61	53
Additional paid-in capital	5,697,466	5,382,367
Accumulated other comprehensive loss	(121,455)	(20,764)
Accumulated Deficit	(1,105,796)	(962,851)
Total Tilray Brands, Inc. stockholders' equity	4,470,276	4,398,805
Non-controlling interests	12,870	42,561
Total stockholders' equity	4,483,146	4,441,366
Total liabilities and stockholders' equity	$5,474,379	$5,449,694

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended		Six months ended
	November 30,		November 30,
	2022	2021	2022	2021
Net revenue	$144,136	$155,153	$297,347	$323,176
Cost of goods sold	104,012	122,387	208,609	239,455
Gross profit	40,124	32,766	88,738	83,721
Operating expenses:
General and administrative	41,672	33,469	82,180	82,956
Selling	9,669	9,210	19,340	16,642
Amortization	23,995	29,016	48,354	59,755
Marketing and promotion	8,535	7,120	15,783	12,585
Research and development	165	515	331	1,300
Change in fair value of contingent consideration	—	845	211	1,682
Litigation costs	2,815	1,080	3,260	2,274
Transaction (income) costs	5,064	7,040	(7,752)	31,425
Total operating expenses	91,915	88,295	161,707	208,619
Operating loss	(51,791)	(55,529)	(72,969)	(124,898)
Interest expense, net	(3,107)	(9,940)	(7,520)	(20,110)
Non-operating income (expense), net	(18,450)	65,595	(51,442)	115,292
(Loss) income before income taxes	(73,348)	126	(131,931)	(29,716)
Income taxes (benefit) expense	(11,713)	(5,671)	(4,502)	(909)
Net (loss) income	$(61,635)	$5,797	$(127,429)	$(28,807)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(69,463)	(201)	(142,945)	(41,850)
Non-controlling interests	7,828	5,998	15,516	13,043
Other comprehensive loss, net of tax
Foreign currency translation loss	(24,597)	(32,367)	(84,889)	(133,139)
Unrealized loss on convertible notes receivable	(17,643)	(16,305)	(20,168)	(16,954)
Total other comprehensive loss, net of tax	(42,240)	(48,672)	(105,057)	(150,093)
Comprehensive loss	$(103,875)	$(42,875)	$(232,486)	$(178,900)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(111,186)	(41,853)	(243,636)	(184,923)
Non-controlling interests	7,311	(1,022)	11,150	6,023
Weighted average number of common shares - basic	611,711,377	460,254,275	589,122,358	454,797,598
Weighted average number of common shares - diluted	611,711,377	460,254,275	589,122,358	454,797,598
Net loss per share - basic	$(0.11)	$0.00	$(0.24)	$(0.09)
Net loss per share - diluted	$(0.11)	$0.00	$(0.24)	$(0.09)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

				Accumulated
	Number of		Additional	other		Non-
	common	Common	paid-in	comprehensive	Accumulated	controlling
	shares	stock	capital	income (loss)	Deficit	interests	Total
Balance at May 31, 2021	446,440,641	$46	$4,792,406	$152,668	$(486,050)	$6,243	$4,465,313
Third party contribution to Superhero Acquisition LP	—	—	—	—	—	52,995	52,995
Share issuance - options exercised	417,489	—	—	—	—	—	—
Share issuance - RSUs exercised	3,665,337	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(5,944)	—	—	—	(5,944)
Stock-based compensation	—	—	9,417	—	—	—	9,417
Comprehensive income (loss) for the period	—	—	—	(101,421)	(41,649)	7,045	(136,025)
Balance at August 31, 2021	450,523,467	$46	$4,795,879	$51,247	$(527,699)	$66,283	$4,385,756
Share issuance - Superhero Acquisition LP	9,817,061	—	117,804	—	—	—	117,804
Share issuance - Double Diamond Holdings note	2,677,596	—	28,560	—	—	(28,560)	—
Share issuance - options exercised	98,044	—	—	—	—	—	—
Share issuance - RSUs exercised	470,324	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(2,742)				(2,742)
Share issuance - legal settlement	215,901	—	2,170				2,170
Stock-based compensation	—	—	12,876	—	—	—	12,876
Comprehensive income (loss) for the period	—	—	—	(41,652)	(201)	(1,022)	(42,875)
Balance at November 30, 2021	463,802,393	$46	$4,954,547	$9,595	$(527,900)	$36,701	$4,472,989

Balance at May 31, 2022	532,674,887	$53	$5,382,367	$(20,764)	$(962,851)	$42,561	$4,441,366
Share issuance - equity financing	32,481,149	3	129,590	—	—	—	129,593
Shares issued to purchase HEXO convertible note receivable	33,314,412	3	107,269	—	—	—	107,272
HTI Convertible Note - conversion feature	—	—	9,055	—	—	—	9,055
Share issuance - Double Diamond Holdings note	1,529,821	1	5,063	—	—	—	5,064
Share issuance - options exercised	3,777	—	—	—	—	—	—
Share issuance - RSUs exercised	950,893	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(1,189)	—	—	—	(1,189)
Stock-based compensation	—	—	9,193	—	—	—	9,193
Dividends declared to non-controlling interests	—	—	—	—	—	(8,561)	(8,561)
Comprehensive income (loss) for the period	—	—	—	(58,968)	(73,482)	3,839	(128,611)
Balance at August 31, 2022	600,954,939	$60	$5,641,348	$(79,732)	$(1,036,333)	$37,839	$4,563,182
Shares issued to purchase Montauk	1,708,521	—	6,422	—	—	—	6,422
Share issuance - options exercised	4,183	—	—	—	—	—	—
Share issuance - RSUs exercised	237,611	—	—	—	—	—	—
Stock-based compensation	—	—	10,943	—	—	—	10,943
Share issuance - Double Diamond Holdings note	10,276,305	1	38,753	—	—	(32,280)	6,474
Comprehensive income (loss) for the period	—	—	—	(41,723)	(69,463)	7,311	(103,875)
Balance at November 30, 2022	613,181,559	$61	$5,697,466	$(121,455)	$(1,105,796)	$12,870	$4,483,146

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the six months
	ended November 30,
	2022	2021
Cash used in operating activities:
Net loss	$(127,429)	$(28,807)
Adjustments for:
Deferred income tax recovery	(12,941)	(11,228)
Unrealized foreign exchange loss	2,261	(6,530)
Amortization	67,387	76,804
Loss on sale of capital assets	2,208	230
Inventory valuation write down	—	12,000
Other non-cash items	8,177	3,739
Stock-based compensation	20,136	17,670
Loss on long-term investments & equity investments	1,918	2,197
Loss (gain) on derivative instruments	18,997	(133,436)
Change in fair value of contingent consideration	211	1,682
Change in non-cash working capital:
Accounts receivable	6,690	2,734
Prepaids and other current assets	(7,780)	(6,299)
Inventory	5,046	3,409
Accounts payable and accrued liabilities	(1,941)	(44,513)
Net cash used in operating activities	(17,060)	(110,348)
Cash used in investing activities:
Investment in capital and intangible assets	(7,537)	(23,856)
Proceeds from disposal of capital and intangible assets	2,160	8,264
Purchase of marketable securities	(243,186)	—
Net cash paid for business acquisition	(24,372)	—
Net cash used in investing activities	(272,935)	(15,592)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	129,593	—
Shares effectively repurchased for employee withholding tax	(1,189)	(3,927)
Proceeds from long-term debt	1,288	—
Repayment of long-term debt and convertible debt	(59,395)	(20,779)
Repayment of lease liabilities	(1,114)	(3,360)
Net (decrease) increase in bank indebtedness	(2,819)	19
Net cash provided by (used in) financing activities	66,364	(28,047)
Effect of foreign exchange on cash and cash equivalents	(2,060)	(2,696)
Net increase (decrease) in cash and cash equivalents	(225,691)	(156,683)
Cash and cash equivalents, beginning of period	415,909	488,466
Cash and cash equivalents, end of period	$190,218	$331,783

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Not

es to Consolidated Financial Statements

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

Marketable Securities

We classify time deposits and other investments that have maturities of greater than three months but less than one year as marketable securities. The fair value of marketable securities are based on quoted market prices for publicly traded securities. Changes in fair value are recorded in the statement of net loss and comprehensive loss, within the line, “Non-operating income (expense)”.

Long-term investments

Investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence are classified as an equity investment and accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments are less than carrying values. Changes in value are recorded in the statement of net loss and comprehensive loss, within the line, “Non-operating income (expense)”.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing reported net income (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options, warrants and RSUs and the incremental shares issuable upon conversion of the convertible debentures payable and similar instruments.

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three and six months ended November 30, 2022, the dilutive potential common share equivalents outstanding consist of the following: 16,884,493 common shares from RSUs, 4,674,512 common shares from share options, 6,209,000 common shares from warrants and 23,981,704 common shares from convertible debentures payable.

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

Note 3. Inventory

Inventory consisted of the following:

	November 30,	May 31,
	2022	2022
Plants	$12,460	$14,521
Dried cannabis	123,871	116,739
Cannabis trim	1,249	592
Cannabis derivatives	15,728	24,685
Cannabis vapes	2,815	542
Packaging and other inventory items	20,781	21,691
Wellness inventory	12,921	13,275
Beverage alcohol inventory	27,250	27,840
Distribution inventory	23,871	25,644
Total	$240,946	$245,529

Note 4. Capital assets

Capital assets consisted of the following:

	November 30,	May 31,
	2022	2022
Land	$28,967	$31,882
Production facility	430,631	453,412
Equipment	219,282	254,486
Leasehold improvement	7,772	7,455
Construction in progress	8,421	7,505
	$695,073	$754,740
Less: accumulated amortization	(155,949)	(167,241)
Total	$539,124	$587,499

Note 5. Intangible Assets

Intangible assets consisted of the following items:

	November 30,	May 31,
	2022	2022
Customer relationships & distribution channel	$610,401	$617,437
Licenses, permits & applications	365,695	377,897
Non-compete agreements	13,626	12,512
Intellectual property, trademarks, knowhow & brands	623,629	634,997
	1,613,351	$1,642,843
Less: accumulated amortization	(187,665)	$(154,124)
Less: impairments	(210,844)	(210,844)
Total	$1,214,842	$1,277,875

As of November 30, 2022, included in Licenses, permits & applications is $235,391 of indefinite-lived intangible assets. As of May 31, 2022, there was $248,411 of indefinite-lived intangible assets included in Licenses, permits & applications.

Expected future amortization expense for intangible assets as of November 30, 2022 are as follows:

Amortization
2023 (remaining six months)	$62,464
2024	84,013
2025	84,013
2026	84,013
2027	59,207
Thereafter	605,741
Total	$979,451

Note 6. Goodwill

The following table shows the carrying amount of goodwill:

	November 30,	May 31,
Segment	2022	2022
Cannabis	$2,640,669	$2,640,669
Distribution	4,458	4,458
Beverage alcohol	120,606	102,999
Wellness	77,470	77,470
Effect of foreign exchange	2,129	39,640
Impairments	(223,931)	(223,931)
Total	$2,621,401	$2,641,305

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

The table below summarizes the fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

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

The goodwill of $2,797 is primarily related to factors such as synergies and market opportunities and is reported under the Company’s Beverage alcohol segment. Revenue for the Company would have been higher by approximately $6,000 and $12,000 for the three and six months ended November 30, 2022, if the acquisition had taken place on June 1, 2022. Net loss and comprehensive net loss would have increased by approximately $1,500 and $3,000 for the three and six months ended November 30, 2022, if the acquisition had taken place on June 1, 2022, primarily as a result of amortization of the intangible assets acquired. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Breckenridge.

Acquisition of Montauk Brewing Company, Inc.

On November 7, 2022, Tilray acquired 100% ownership of Montauk Brewing Company, Inc. ("Montauk"), a leading craft brewer in Metro New York located in Montauk, New York (the “Montauk Acquisition”). As consideration for the Montauk Acquisition, the Company paid an initial purchase price in an aggregate amount equal to $35,110, which consisted of cash consideration of $28,688 and stock consideration of $6,422 through the issuance of 1,708,521 shares of Tilray's Class 2 common stock. In the event that Montauk achieves certain volume and/or EBITDA targets on or before December 31, 2025, the stockholders of Montauk shall be eligible to receive additional contingent cash consideration of up to $18,000. The Company determined that the closing date fair value of this contingent consideration was $10,245.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Amount
Consideration
Cash	$28,688
Shares	6,422
Contingent consideration	10,245
Net assets acquired
Current assets
Cash and cash equivalents	1,983
Accounts receivable	1,116
Prepaids and other current assets	467
Inventory	1,570
Long-term assets
Capital assets	420
Customer relationships (15 years)	16,570
Intellectual property, trademarks & brands (15 years)	12,430
Non-compete agreements (5 years)	1,240
Goodwill	17,607
Total Assets	53,403
Current liabilities
Accounts payable and accrued liabilities	1,580
Long-term liabilities
Deferred tax liability	6,468
Total liabilities	8,048
Total net assets acquired	$45,355

Revenue for the Company would have been higher by approximately $3,100 and $9,000 for the three and six months ended November 30, 2022, if the acquisition had taken place on June 1, 2022. Net loss and comprehensive net loss would have increased by approximately $600 and $500 for the three and six months ended November 30, 2022, if the acquisition had taken place on June 1, 2022, primarily as a result of amortization of the intangible assets acquired. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Montauk.

Note 7. Convertible notes receivable

Convertible notes receivable is comprised of the following:

	November 30,	May 31,
	2022	2022
HEXO Convertible Note	$148,425	$-
MedMen Convertible Note	106,885	111,200
Total convertible notes receivable	255,310	111,200
Deduct - current portion	-	-
Total convertible notes receivable, non current portion	$255,310	$111,200

During the six months ended  November 30, 2022, the Company acquired a secured convertible note initially issued by HEXO Corp. ("HEXO") in the principal amount of $173,700 for an aggregate purchase price of $157,272 (the "HEXO Convertible Note").

The unrealized loss on convertible notes receivable recognized in other comprehensive income amounts to $(17,643) and $(20,168) and $(16,305) and $(16,954) for the three and six months ended  November 30, 2022 and November 30, 2021 respectively. The Company recognized interest income which is included as part of the convertible debentures in the amount of $3,514 and $7,006 for the three and six months ended  November 30, 2022

HEXO Corp. ("HEXO")

On July 12, 2022, the Company closed a strategic alliance with HEXO, pursuant to which the Company acquired the HEXO Convertible Note from HT Investments MA LLC (“HTI”). At the time of closing, the HEXO Convertible Note had a principal balance of $173,700, which is to be repaid and or redeemed at 110% of the outstanding principal balance. The purchase price paid to HTI for the HEXO Convertible Note was $157,272. The purchase price paid to HTI was satisfied by Tilray's issuance of (i) a newly-issued $50,000 convertible promissory note ("HTI Convertible Note") see Note 12 (Convertible debentures payable) and (ii) the remaining balance was paid through the issuance of 33,314,412 shares of Tilray's Class 2 common stock, par value $0.0001 (collectively, the “HTI Share Consideration”). The HEXO Convertible Note bears interest at a rate of 5.0% per annum, calculated daily, which is payable to Tilray on a semi-annual basis. Interest payments made under the HEXO Convertible Note will be made in the form of cash until July 12, 2023. The HEXO Convertible Note has a maturity date of May 1, 2026. Subject to certain limitations and adjustments, the HEXO Convertible Note is convertible into HEXO Common Shares at Tilray's option at any time prior to the second scheduled trading day prior to the maturity date, at a conversion price of CAD$0.40 per HEXO Common share as determined the day before exercise, including all capitalized interest. HEXO has the ability to force the conversion if the daily VWAP per common share is equal to or exceeds $3.00 per share for twenty consecutive trading days. Under the HEXO Convertible Note, the Company holds a first-priority security interest on substantially all of HEXO’s assets. In the event of a default on the HEXO Convertible Note, the Company would be entitled to exercise its rights as a secured creditor, and the Note would become redeemable at 115% of the outstanding principal balance.

All third-party transaction costs associated with the acquisition of these notes were reimbursed by HEXO. During the three and six months ended November 30, 2022, in connection with the HEXO Convertible Note, the Company recognized interest income of $2,172 and $3,378, and an unrealized loss on convertible notes receivable in other comprehensive income of $13,425 and $8,847 respectively.

The HTI Share Consideration included a purchase price derivative, where the consideration paid is adjusted based on the sum of the VWAP of the Company's common stock for the 44 trading days after the issuance of the shares. The purchase price derivative is settled through the issuance of additional shares of the Company if the share price declined, or a cash payment back to the Company if the share price increased over the applicable period. On issuance this was valued at $nil. The subsequent change in fair value resulted in a gain of $18,256 due to the share price increasing, which was recorded in Transaction (income) costs, and was collected in cash by the Company during the period ended  November 30, 2022.

The fair value of the HEXO Convertible Note was determined using the Black-Scholes model using the following assumptions: the risk-free rate of 3.50%; expected life of the convertible note; volatility of 90% based on comparable companies; forfeiture rate of nil; dividend yield of nil and the exercise price of the respective conversion feature.

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

The fair value of the MedMen Convertible Note was determined using the Black-Scholes model using the following assumptions: the risk-free rate of 3.50%; expected life of the convertible note; volatility of 70% based on comparable companies; forfeiture rate of nil; dividend yield of nil; probability of legalization between 0% and 60%; and, the exercise price of the respective conversion feature.

Note 8. Long term investments

Long term investments consisted of the following:

	November 30,	May 31,
	2022	2022
Equity investments measured at fair value	$2,522	$4,347
Equity investments under measurement alternative	5,689	5,703
Total	$8,211	$10,050

Note 9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	November 30,	May 31,
	2022	2022
Trade payables	$75,725	$68,604
Accrued liabilities	63,545	57,497
Accrued payroll and employment related taxes	12,933	17,736
Income taxes payable	3,245	6,150
Accrued interest	7,258	6,772
Other accruals	194	672
Total	$162,900	$157,431

Note 10. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000 which bears interest at the lender’s prime rate plus 75 basis points. As of November 30, 2022, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on that certain real property at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has three operating lines of credit for €8,000, €3,500, and €500 each, which bear interest at Euro Over Night Index Average plus 1.79% and Euro Interbank Offered Rate ("EURIBOR") plus 3.682% respectively. As of November 30, 2022, a total of €5,100 ($5,306) was drawn down from the available credit of €12,000. The operating lines of credit are secured by a security interest in the inventory of CC Pharma GmbH.

Four Twenty Corporation (“420”), a subsidiary of the Company, has a revolving credit facility of $30,000 which bears interest at EURIBOR plus an applicable margin. As of November 30, 2022, the Company has drawn $10,000 on the revolving line of credit. The revolving credit facility is secured by all of 420's assets and includes a corporate guarantee by a subsidiary of the Company.

Note 11. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	November 30,	May 31,
	2022	2022
Credit facility - C$66,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2025	$48,840	$53,720
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$194 including interest, due in July 2033	11,533	12,750
Term loan - C$25,000 - Canadian prime plus 1.50%, compounded monthly, 5-year term with a 15-year amortization, repayable in equal monthly installments of C$190 including interest, due in April 2032	13,631	15,050
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	391	462
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	2,147	2,327
Term loan ‐ €5,000 ‐ EURIBOR plus 1.79%, 5‐year term, repayable in quarterly installments of €250 plus interest, due in December 2023	1,300	1,878
Term loan ‐ €1,500 ‐ EURIBOR plus 1.79%, 1‐year term, repayable in monthly installments of €100 plus interest, due in December 2023	1,560	—
Term loan ‐ €5,000 ‐ EURIBOR plus 2.68%, 5‐year term, repayable in quarterly installments of €250 plus interest, due in December 2023	1,300	1,878
Term loan ‐ €1,500 ‐ EURBIOR plus 2.00%, 5‐year term, repayable in quarterly installments of €98 including interest, due in April 2025	1,041	1,219
Term loan ‐ €1,500 ‐ EURIBOR plus 2.00%, 5‐year term, repayable in quarterly installments of €98 including interest, due in June 2025	1,021	1,307
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, with a 10-year amortization, repayable in monthly installments of $57 plus interest, due in October 2030	21,217	21,561
Term loan - $100,000 - EURIBOR rate plus an applicable margin, 3-year term, repayable in quarterly installments of $2,500, due in March 2024	70,000	75,000
Carrying amount of long-term debt	173,981	187,152
Unamortized financing fees	(1,150)	(1,450)
Net carrying amount	172,831	185,702
Less principal portion included in current liabilities	(20,681)	(67,823)
Total noncurrent portion of long-term debt	$152,150	$117,879

On November 28, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) amending and restating the existing credit facility in the aggregate principal amount of C$66,000.  The Amended and Restated Credit Agreement extended the term of the existing credit facility to November 28, 2025. The principal amount of loans outstanding at the time of the amendment was C$66,000, which amount is equal to the principal outstanding as of November 30, 2022.

As of November 30, 2022, the Company was in compliance with all of its covenants under its long-term debt agreements.

Note 12. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	November 30,	May 31,
	2022	2022
HTI Convertible Note	$43,822	$—
5.25% Convertible Notes ("APHA 24")	223,295	216,753
5.00% Convertible Notes ("TLRY 23")	137,689	185,196
Total	404,806	401,949
Deduct - current portion	181,511	-
Total convertible debentures payable, non current portion	$223,295	$401,949

HTI Convertible Note

	November 30,	May 31,
	2022	2022
4.00% Contractual debenture	$50,000	$—
Unamortized discount	(6,178)	—
Net carrying amount	$43,822	$—

On July 12, 2022, the Company issued a $50,000 convertible promissory note to HTI ("HTI Convertible Note"), bearing a 4% interest rate payable on a quarterly basis and having a maturity date of September 1, 2023. The fair value of the conversion feature was determined to be $9,055. Refer to Note 7 (Convertible notes receivable) for additional details on this transaction. HTI may convert the HTI Convertible Note, in whole or in part, at any time prior to the second trading day immediately preceding the maturity date, into shares of Common Stock at a conversion price equal to $4.03, which is calculated as 125% of the closing sale price as of the closing date ( July 12, 2022). In no event will HTI be allowed to effect a conversion of the HTI Convertible Note if such conversion, along with all other shares of Common Stock beneficially owned by HTI and its affiliates, would exceed 9.99% of the outstanding Common Stock (the "Beneficial Ownership Limitation"). If HTI does not elect or is unable to elect to convert under the Beneficial Ownership Limitation the Company will be responsible for repaying the HTI Convertible Note in cash.

APHA 24

	November 30,	May 31,
	2022	2022
5.25% Contractual debenture	$350,000	$350,000
Debt settlement	(90,760)	(90,760)
Fair value adjustment	(35,945)	(42,487)
Net carrying amount	$223,295	$216,753

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

TLRY 23

	November 30,	May 31,
	2022	2022
5.00% Contractual debenture	$277,856	$277,856
Principal amount paid	(138,026)	(88,026)
Unamortized discount	(2,141)	(4,634)
Net carrying amount	$137,689	$185,196

During the three months ended November 30, 2022, the Company repurchased outstanding TLRY 23 notes in the principal amount of $50,000, in exchange for a purchase price of $48,975. As a result of this transaction, the unamortized discount was reduced by $918 and a gain of $191 was recorded in non-operating income (expense), net.

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

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election (the “cash conversion option”). The initial conversion rate for the convertible notes is 5.9735 shares of common stock per one thousand dollar principal amount of notes, which is equivalent to an initial conversion price of approximately $167.41 per share of common stock, which represents approximately 835,275 shares of common stock, based on the $139,830 aggregate principal amount of convertible notes outstanding as of November 30, 2022. Throughout the term of the TLRY 23, the conversion rate may be adjusted upon the occurrence of certain events.

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

As of November 30, 2022, the Company was in compliance with all the covenants set forth under the TLRY 23. The effective interest rate on the debt is 6.9%, the Company recognized interest expense of $2,373 and amortized discount interest of $866.

Note 13. Warrant liability

As of November 30, 2022 and May 31, 2022, there were 6,209,000 warrants outstanding and 6,209,000 warrants outstanding respectively, with an original exercise price of $5.95 per warrant, expiring March 17, 2025. Each warrant is exercisable for one common share of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the quarter ended November 30, 2022, the Company issued shares which triggered the anti-dilution price protection feature lowering the exercise price to $3.15. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

The Company estimated the fair value of the warrant liability at  November 30, 2022 at $2.04 per warrant using the Black Scholes pricing model (Level 3) with the following assumptions: Risk-free interest rate of 3.59%, expected volatility of 70%, expected term of 3.05 years, strike price of $3.15 and fair value of common stock of $3.87.

Expected volatility is based on both historical and implied volatility of the Company’s common stock.

Note 14. Stockholders' equity

Issued and outstanding

At November 30, 2022, the Company had 990,000,000 shares authorized to be issued, of which 243,333,333 are Class 1 shares, with nil shares issued and outstanding and 746,666,667 are Class 2 shares, with 613,181,559 shares issued and outstanding.

During the six months ended November 30, 2022, the Company issued the following Class 2 shares:

a)

32,481,149 shares under its At-the-Market (“ATM”) program for gross proceeds of $132,238. The Company paid $2,645 in commissions and other fees associated with these issuances for net proceeds of $129,593.

b)	33,314,412 shares to purchase the HEXO convertible notes receivable.
c)	11,806,126 shares to settle amounts owed to the non-controlling shareholders of Aphria Diamond in the amount of $43,818.
d)	1,196,464 shares for the exercise of various stock-based compensation awards.
e)	1,708,521 shares issued to acquire Montauk Brewing Company Inc.

The Company maintains stock-based compensation plans as disclosed in our Annual Financial Statements. For the three and six months ended November 30, 2022, the total stock-based compensation was $ 10,943 and $ 20,136, whereas for the three and six months ended  November 30, 2021, total stock based compensation was $8,253 and $17,670 respectively.

During the three and six months ended November 30, 2022, the Company granted 6,004,995 time-based RSUs and 2,634,744 performance based RSUs ( November 30, 2021 - 69,508 time-based RSUs and 1,414,666 performance based RSUs). The Company's total stock-based compensation expense recognized is as follows:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2022	2021	2022	2021
Stock options	$20	$1,939	$624	$4,695
RSUs	10,923	6,314	19,512	12,975
Total	$10,943	$8,253	$20,136	$17,670

Note 15. Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss includes the following components:

		Unrealized
	Foreign	loss on
	currency	convertible
	translation	notes
	gain (loss)	receivables	Total
Balance May 31, 2022	$54,413	$(75,177)	$(20,764)
Other comprehensive loss	(56,443)	(2,525)	(58,968)
Balance August 31, 2022	$(2,030)	$(77,702)	$(79,732)
Other comprehensive loss	(24,080)	(17,643)	(41,723)
Balance November 30, 2022	$(26,110)	$(95,345)	$(121,455)

Note 16. Non-controlling interests

The following tables summarize the information relating to the Company’s subsidiaries, SH Acquisition (68%), CC Pharma Nordic ApS (75%), Aphria Diamond (51%), and ColCanna S.A.S. (90%) before intercompany eliminations.

Summary of balance sheet information of the entities in which there is a non-controlling interest as of November 30, 2022:

	SH	CC Pharma	Aphria	ColCanna	November 30,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2022
Current assets	$—	$254	$24,207	$152	$24,613
Non-current assets	106,885	23	142,007	37,914	286,829
Current liabilities	—	(652)	(10,547)	(35)	(11,234)
Non-current liabilities	—	(397)	(124,635)	(6,439)	(131,471)
Net assets	$106,885	$(772)	$31,032	$31,592	$168,737

Summary of balance sheet information of the entities there is a non-controlling interest as of May 31, 2022:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2022
Current assets	$—	$485	$20,546	$193	$21,224
Non-current assets	111,200	158	152,786	93,891	358,035
Current liabilities	—	(642)	(63,196)	(53)	(63,891)
Non-current liabilities	—	(410)	(29,653)	(6,537)	(36,600)
Net assets	$111,200	$(409)	$80,483	$87,494	$278,768

Summary of income statement information of the entities in which there is a non-controlling interest for the six months ended November 30, 2022:

	SH	CC Pharma	Aphria	ColCanna	November 30,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2022
Revenue	$—	$108	$65,437	$—	$65,545
Total expenses	(7,006)	471	39,039	56,265	88,769
Net (loss) income	7,006	(363)	26,398	(56,265)	(23,224)
Other comprehensive (loss) income	(11,321)	—	(1,590)	363	(12,548)
Net comprehensive (loss) income	$(4,315)	$(363)	$24,808	$(55,902)	$(35,772)
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(1,381)	(91)	12,156	(5,590)	5,094
Additional income attributable to NCI	—	—	6,056	—	6,056
Net comprehensive (loss) income attributable to NCI	$(1,381)	$(91)	$18,212	$(5,590)	$11,150

Summary of income statement information of the entities in which there is a non-controlling interest for the six months ended November 30, 2021:

	SH	CC Pharma	Aphria	ColCanna	November 30,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2021
Revenue	$—	$136	$53,101	$—	$53,237
Total expenses	—	178	26,367	458	27,003
Net (loss) income	—	(42)	26,734	(458)	26,234
Other comprehensive (loss) income	(16,357)	26	(2,817)	(4,120)	(23,268)
Net comprehensive (loss) income	$(16,357)	$(16)	$23,917	$(4,578)	$2,966
Non-controlling interest %	32%	25%	49%	10%	NA
Net comprehensive (loss) income	$(5,234)	$(4)	$11,719	$(458)	$6,023

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

The Company reported income tax recovery of $(11,713) and expense of $(4,502) for the three and six months ended November 30, 2022 and income tax recovery of $(5,671) and $(909) for the three and six months ended November 30, 2021. The income tax expense in the current period varies from the US statutory income tax rate and prior period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 18. Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt, refer to Note 11 (Long-term debt), convertible notes, refer to Note 12 (Convertible debentures payable), material purchase commitments and construction commitments as follows:

	Total	2023	2024	2025	2026	Thereafter
Long-term debt repayment	$173,981	$20,681	$70,106	$40,234	$4,743	$36,405
Convertible notes	449,070	189,830	259,240	—	—	—
Material purchase obligations	26,878	19,946	5,515	840	239	338
Construction commitments	5,433	5,433	—	—	—	—
Total	$655,362	$235,890	$334,861	$41,074	$4,982	$36,743

The following table presents the future undiscounted payment associated with lease liabilities as of November 30, 2022:

Operating
leases
2023	$4,086
2024	2,971
2025	3,148
2026	3,038
Thereafter	5,369
Total minimum lease payments	$18,612
Imputed interest	(2,637)
Obligations recognized	$15,975

Legal proceedings

There have been no material changes from the legal proceedings since our fiscal year ended May 31, 2022, except with respect to certain aspects of the legal proceedings disclosed below:

Class Action Suits and Stockholder Derivative Suits – U.S. and Canada

Settlement of Tilray Brands, Inc. Reorganization Litigation (Delaware, New York) – Special Litigation Committee

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

On July 15, 2022, the SLC reached an agreement in principle with the Defendants and certain of the non-parties, and their respective insurers, to resolve the claims asserted in the Action in exchange for an aggregate amount of $26.9 million to be paid to Tilray plus mutual releases. The SLC subsequently reached a further agreement with an additional non-party and plaintiffs to settle the entire Action. On December 20, 2022, the parties submitted to the Delaware Court of Chancery a Stipulation and Agreement of Compromise, Settlement, and Release ("Settlement Stipulation") which provides for, among other things, an aggregate cash amount of $39.9 million to be paid to Tilray and mutual releases. The Settlement is subject to approval by the Delaware Court of Chancery, which has scheduled a hearing for February 27, 2023. Tilray stockholders will not receive any direct payment from the Settlement Stipulation.

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

On September 27, 2021, the U.S. District Court entered an Opinion & Order granting the Defendants’ motion to dismiss the complaint in the Kasilingam litigation. On December 3, 2021, the lead plaintiff filed a second amended complaint alleging similar claims against Tilray and Brendan Kennedy. The defendants moved to dismiss the amended complaint on February 2, 2022. On September 28, 2022, the Court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. On October 12, 2022, the Company filed a motion for reconsideration and/or interlocutory appeal of this Court decision. The Company still believes the claims are without merit and intends to defend vigorously against them, but there can be no assurances as to the outcome.

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

On September 29, 2021, the U.S. District Court issued an Order that (i) permitted the plaintiffs to amend their lawsuit to revive the claims against Andy DeFrancecso; and (ii) declined to revisit his decision that claims could proceed against Aphria/Tilray, Vic Neufeld, and Carl Merton. Plaintiffs declined to amend their complaint, however, and so the action is proceeding solely against Aphria/Tilray, Neufeld, and Merton. On December 5, 2022, the parties engaged in a mediation session with an independent mediator. However, no settlement agreement was reached.

It is too early to determine any potential damages from this proceeding. The Company and the individual defendants believe the claims are without merit, and intend to vigorously defend against the claims, but there can be no assurances as to the outcome.

LATAM and Nuuvera Class Actions and Individual Actions (Canada)

On January 29, 2018, Aphria announced the acquisition of Nuuvera Inc. On July 17, 2018, Aphria announced a planned expansion into Latin America and the Caribbean with the acquisition of LATAM Holdings Inc. The following class actions and four individual proceedings have been commenced in Canada against Aphria and several current or former officers relating to the Nuuvera and LATAM transactions:

(i) a proposed class action (the "Vecchio Action") commenced in the Ontario Superior Court in February 2019, and amended thereafter, alleging statutory and common law misrepresentations and oppression relating to the Nuuvera and LATAM transactions. The Vecchio Action names Aphria, Merton, Neufeld, Cacciavillani and 5 underwriters as defendants;

(ii) four individual actions (the "Individual Actions") commenced by Wan, Bergerson, Landry, and Profinsys in the Ontario Superior Court alleging statutory and common law misrepresentations relating to the LATAM and Nuuvera transactions. The Individual Actions name Aphria, Merton, Neufeld, and Cacciavillani as defendants.

In the Vecchio Action a motion for certification and leave was heard. For Reasons for Decision released August 6, 2021, and with the consent of Aphria and the individually named Defendants, the Court granted leave to proceed with the secondary market statutory cause of action, and certified the Action on behalf of a defined class of purchasers. Also, on consent, the Court dismissed the claims of oppression and common law misrepresentation against Aphria and the individual defendants, as well as all claims against Carl Merton. The Court granted certification of the primary market statutory cause of action against all remaining Defendants but made it conditional on a successful motion by the Plaintiff to have the Court appoint a second Plaintiff for that aspect of the Claim. The defendant underwriters are appealing one term of that final aspect of the Court's decision. We continue to believe that these claims are without merit and plan to vigorously defend against this action.

Docklight Litigation

On November 5, 2021 Docklight Brands, Inc. (“Docklight”) filed a complaint against the Company and its wholly-owned subsidiary, High Park Holdings, Ltd. (“High Park”) in Superior Court of the State of Washington, King County. Docklight claimed breach of contract against High Park arising from a 2018 license agreement pursuant to which Docklight licensed certain Bob Marley-related brands to High Park (as amended in 2020 and 2021, the “High Park License”). In addition, Docklight brought a negligent misrepresentation claim against Tilray, alleging that certain individuals at Tilray or Aphria had made false statements to Docklight in order to induce Docklight to waive Docklight’s alleged right to terminate the High Park License for change-of-control on the basis of the 2021 Tilray-Aphria Arrangement Agreement. Docklight seeks injunctive relief as well as unspecified damages. On December 17, 2021, Defendants removed the case to the United States District Court, Federal District of Washington.  Defendants’ answer to the complaint was timely filed by January 21, 2022, and discovery in this litigation matter is ongoing. Tilray and High Park continue to believe that the claims are without merit and we intend to continue to vigorously defend the Docklight suit.

Note 19. Net revenue

The Company reports its net revenue in four reporting segments: cannabis, distribution, beverage alcohol and wellness, in accordance with ASC 280 Segment Reporting.

Net revenue is comprised of:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2022	2021	2022	2021
Cannabis revenue	$66,696	$73,429	$142,385	$163,362
Cannabis excise taxes	(16,798)	(14,654)	(33,917)	(34,138)
Net cannabis revenue	49,898	58,775	108,468	129,224
Beverage alcohol revenue	23,405	14,544	45,268	31,027
Beverage alcohol excise taxes	(2,010)	(837)	(3,219)	(1,859)
Net beverage alcohol revenue	21,395	13,707	42,049	29,168
Distribution revenue	60,188	68,869	120,773	136,055
Wellness revenue	12,655	13,802	26,057	28,729
Total	$144,136	$155,153	$297,347	$323,176

Note 20. Cost of goods sold

Cost of goods sold is comprised of:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2022	2021	2022	2021
Cannabis costs	$31,335	$45,259	$60,196	$85,450
Beverage alcohol costs	11,420	5,921	22,269	12,583
Distribution costs	52,495	61,237	107,479	120,527
Wellness costs	8,762	9,970	18,665	20,895
Total	$104,012	$122,387	$208,609	$239,455

Note 21. General and administrative expenses

General and administrative expenses are comprised of:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2022	2021	2022	2021
Executive compensation	$3,050	$2,237	$6,605	$5,327
Office and general	8,982	5,003	14,811	17,743
Salaries and wages	10,151	8,149	24,786	23,460
Stock-based compensation	10,943	8,253	20,136	17,670
Insurance	2,726	4,995	5,429	9,626
Professional fees	1,730	3,355	4,220	6,068
Loss on sale of capital assets	2,131	203	2,208	230
Travel and accommodation	1,219	982	2,380	1,774
Rent	740	292	1,605	1,058
Total	$41,672	$33,469	$82,180	$82,956

Note 22. Non-operating income (expense)

Non-operating income (expense) is comprised of:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2022	2021	2022	2021
Change in fair value of convertible debenture	$(12,698)	$56,353	$(20,582)	$95,723
Change in fair value of warrant liability	37	20,178	1,585	37,713
Foreign exchange loss	907	(10,180)	(24,666)	(15,904)
Loss on long-term investments	(596)	(1,833)	(1,604)	(3,508)
Other non-operating (losses) gains, net	(6,100)	1,077	(6,175)	1,268
Total	$(18,450)	$65,595	$(51,442)	$115,292

     Other non-operating (losses) gains, net for the three and six months ended November 30, 2022 includes amounts to settle outstanding notes with non-controlling interest shareholders.

Note 23. Fair value measurements

Financial instruments

The Company has classified its financial instruments as described in Note 3 Significant accounting policies in our Annual Financial Statements.

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

At November 30, 2022 the Company had long-term debt of $nil ( May 31, 2022 - $20,358) subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2022 and  May 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				November 30,
	Level 1	Level 2	Level 3	2022
Financial assets
Cash and cash equivalents	$190,218	$—	$—	$190,218
Marketable Securities	243,286	—	—	243,286
Convertible notes receivable	—	—	255,310	255,310
Equity investments measured at fair value	893	1,629	5,689	8,211
Financial liabilities
Warrant liability	—	—	(12,670)	(12,670)
Contingent consideration	—	—	(26,463)	(26,463)
APHA 24 Convertible debenture	—	—	(223,295)	(223,295)
Total recurring fair value measurements	$434,397	$1,629	$(1,429)	$434,597

				May 31,
	Level 1	Level 2	Level 3	2022
Financial assets
Cash and cash equivalents	$415,909	$—	$—	$415,909
Convertible notes receivable	—	—	111,200	111,200
Equity investments measured at fair value	1,878	2,469	5,703	10,050
Financial liabilities
Warrant liability	—	—	(14,255)	(14,255)
Contingent consideration	—	—	(16,007)	(16,007)
APHA 24 Convertible debenture	—	—	(216,753)	(216,753)
Total recurring fair value measurements	$417,787	$2,469	$(130,112)	$290,144

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

The contingent consideration from the acquisition of SweetWater, due in December 2023 and payable in cash, is determined by discounting future expected cash outflows at a discount rate of 5%, and probability of achievement of 25%. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3.

The contingent consideration from the acquisition of Montauk, due in December 2025 and payable in cash, is determined by discounting future expected cash outflows at a discount rate of 11.4%, and probability of achievement of 80%.The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3.

The APHA 24 Convertible debentures payable are recorded at fair value. The estimated fair value is determined using the Black-Scholes option pricing model and is classified as Level 3.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

				APHA 24
	Convertible	Warrant	Contingent	Convertible
	notes receivable	Liability	Consideration	Debt	Total
Balance, May 31, 2022	$111,200	$(14,255)	$(16,007)	$(216,753)	$(135,815)
Additions	164,278	—	(10,245)	—	154,033
Unrealized gain (loss) on fair value	(20,168)	1,585	(211)	(6,542)	(25,336)
Balance, November 30, 2022	$255,310	$(12,670)	$(26,463)	$(223,295)	$(7,118)

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in the consolidated statements of loss and comprehensive loss using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
APHA Convertible debentures	Black-Scholes	Volatility,	70%
		expected life (in years)	1.5
Warrant liability	Black-Scholes	Volatility,	70%
		expected life (in years)	2.3
Contingent consideration	Discounted cash flows	Discount rate,	5% - 11%
		achievement	25% - 80%
Convertible notes receivable	Black-Scholes	Effective interest rate,	20% - 22%
		conversion	0% - 60%

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

Segment gross profit from external customers:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2022	2021	2022	2021
Cannabis
Net cannabis revenue	$49,898	$58,775	$108,468	$129,224
Cannabis costs	31,335	45,259	60,196	85,450
Gross Profit	18,563	13,516	48,272	43,774
Distribution
Distribution revenue	60,188	68,869	120,773	136,055
Distribution costs	52,495	61,237	107,479	120,527
Gross Profit	7,693	7,632	13,294	15,528
Beverage alcohol
Net beverage alcohol revenue	21,395	13,707	42,049	29,168
Beverage alcohol costs	11,420	5,921	22,269	12,583
Gross Profit	9,975	7,786	19,780	16,585
Wellness
Wellness revenue	12,655	13,802	26,057	28,729
Wellness costs	8,762	9,970	18,665	20,895
Gross Profit	$3,893	$3,832	$7,392	$7,834

Channels of Cannabis revenue were as follows:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2022	2021	2022	2021
Revenue from Canadian medical cannabis products	$6,365	$7,929	$12,885	$16,303
Revenue from Canadian adult-use cannabis products	52,390	49,535	$110,745	119,128
Revenue from wholesale cannabis products	236	2,259	$628	3,959
Revenue from international cannabis products	7,705	13,706	$18,127	23,972
Less excise taxes	(16,798)	(14,654)	$(33,917)	(34,138)
Total	$49,898	$58,775	$108,468	$129,224

On July 12, 2022, Tilray acquired the HEXO Convertible Note from HTI closed the transaction for a strategic alliance with HEXO Corp. (“HEXO”) as discussed in Note 7 (Convertible notes receivable) and Note 12 (Convertible debentures payable). In addition, the Company and HEXO entered into various commercial transaction agreements, including (i) an advisory services agreement regarding Tilray’s provision of advisory services to HEXO in exchange for an $18 million annual advisory fee payable to Tilray; (ii) a co-manufacturing agreement providing for third-party manufacturing services between the parties and setting forth the terms of Tilray’s international bulk supply to HEXO; and (iii) a procurement and cost savings agreement for shared savings related to specified optimization activities, procurement, and other similar cost savings realized by the parties as a result of the foregoing commercial arrangements.

Included in revenue from Canadian adult-use cannabis is $7,882 and $15,635 of advisory services revenue for the three and six months ended November 30, 2022 from the aforementioned HEXO commercial transaction agreements.

Geographic net revenue:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2022	2021	2022	2021
North America	$76,211	$72,443	$158,403	$162,986
EMEA	62,715	74,916	128,756	150,925
Rest of World	5,210	7,794	10,188	9,265
Total	$144,136	$155,153	$297,347	$323,176

Geographic capital assets:

	November 30,	May 31,
	2022	2022
North America	$424,769	$464,370
EMEA	111,264	119,409
Rest of World	3,091	3,720
Total	$539,124	$587,499

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the three and six months ended November 30, 2022 and 2021, there were no major customers representing greater than 10% of our quarterly revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Interim Consolidated Financial Statements and the related Notes thereto for the period ended November 30, 2022 contained in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K as amended for the fiscal year ended May 31, 2022. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Trends and Other Factors Affecting Our Business

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve at a rapid pace during the early periods following the federal legalization of adult-use cannabis. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the industry:

-

Price compression. We have historically seen price compression in the market, when compared to the prior fiscal year, which was driven by intense competition from the approximately 1,000 Licensed Producers in Canada. However, the Company believes that a floor on pricing has begun to stabilize in all categories excluding vapes;

-

Excise taxes. Given the impacts of this price compression, excise tax has grown to become a larger component of net revenue as it is predominantly computed on grams sold rather than as a percentage of the selling price. The Cannabis Council of Canada has formed an Excise Task Force to present these challenges to the Ministry of Finance in Canada and continues to pursue reform. Additionally, as many as two-thirds of Canadian licensed producers had excise tax deficits owed, which they were unable to pay on time. The Company believes this will be a key element of potential consolidation in the industry and we believe long term there is a possibility of some level of reform but it will likely not occur in the next 12 months;

-

Market share. Tilray continues to maintain its market leadership position in Canada. However, we experienced a minor decline from 8.5% to an 8.3% market share, from the immediately preceding quarter, as reported by Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate. The Company increased market share in Ontario and Alberta, which were offset by a decrease in market share in Quebec. Our decline in Quebec was the result of our top two selling products being discontinued in the quarter, in the province's effort to manage the average selling price. The Company has already submitted new product listings with the control board of Quebec, and expects to recover its sales volume in the second half of the fiscal year. We believe with our current strategy in place we will continue to maintain a market leadership position; and

-

Change in potency preferences. Evolving consumer demand for higher potency products has caused a substantial shift in consumer purchasing patterns. We revised our flower strategy to remain innovative and evolve with the industry, launching a large volume of new beta flower strains in the current period which we expect to be listed in the provinces in the second half of the fiscal year to contend with this change in demand.

These identified trends have had impacts on the current period results of operations and are discussed in greater detail in the respective section.

International cannabis market trends:

The cannabis industry in Europe is in its early stages of development whereby countries within Europe are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Czech Republic), some are engaging in an experiment for adult-use (Netherlands, Switzerland) and some are debating regulations for cannabinoid-based medicine (France, Spain, Italy, and the United Kingdom). In Europe, we believe that, despite continuing COVID-19 pressure and the Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. We also continue to believe that Tilray remains uniquely positioned to maintain and gain significant market share in these markets with its infrastructure, which is comprised of two EU-GMP cultivation facilities within Europe located in Portugal and Germany, our distribution network and our demonstrated commitment to the availability, quality and safety of our cannabinoid-based medical products. Today, Germany remains the largest medical cannabis market in Europe.

The following is a summary of the state of cannabis legalization within Europe:

Germany. The new coalition government led by chancellor Olaf Schulz declared its intention to legalize adult-use cannabis use, which aims to regulate the controlled dispensing of cannabis for adult-use consumption. In late October 2022, the German government published key details of its plan to legalize and regulate adult-use cannabis, including what Health Minister Karl Lauterbach described as “complete” cultivation within the country. Subsequently, Lauterbach announced that a first draft of the proposed regulations shall be issued in the first quarter of calendar year 2023, which will be evaluated by the European Union Commission in a formal notification procedure. We continue to believe that Tilray is well-positioned in Germany to provide consistent and sustainable cannabis products for the adult-use market whether only in-country cultivation is permitted or whether imports are also allowed given our Aphria RX facility located in Germany and our EU-GMP-certified production facility in Portugal.

Switzerland. In October 2021, Switzerland announced its intention to legalize cannabis by allowing production, cultivation, trade, and consumption. In the meantime, a three-year pilot project is scheduled to start on January 30, 2023 to conduct studies on the cannabis market and its impact on Swiss society and is the first trial for the legal distribution of adult-use cannabis containing THC in Europe.

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

France. France launched a two-year pilot experiment to supply approximately 3,000 patients with medical cannabis. To date, 2,300 patients are enrolled in the experiment, which has been extended for another year and is now ending March 2024 in order to collect more data and to adopt a legal framework. The first results of the experimentation are positive. Several independent agencies have produced reports that show the effectiveness of medical cannabis, especially in situations of chronic pain.

Czech Republic. The Czech Republic has discussed plans to launch a fully regulated adult-use cannabis market in first half of calendar year 2023.

Malta: Malta has announced its intentions to launch the opening process for Cannabis Social Clubs in February 2023.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in the long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the three and six months ended November 30, 2022, we incurred $5.1 million of transaction expenses and earned ($7.8) million of transaction income, discussed further below.

Our acquisition and wind down strategy has had a profound impact on the Company’s results in the current quarter and we expect will continue to persist into future periods generating accretive impacts for our stockholders. There are currently three primary cost saving initiatives as follows:

●	Tilray and HEXO strategic alliance:

On July 12, 2022, Tilray acquired the HEXO Convertible Note from HTI and entered into a strategic alliance with HEXO Corp. (“HEXO”) as discussed in Note 7 (Convertible notes receivable) and Note 12 (Convertible debentures payable). In addition, Tilray and HEXO entered into various commercial transaction agreements, including (i) an advisory services agreement regarding Tilray’s provision of advisory services to HEXO in exchange for an $18 million annual advisory fee payable to Tilray; (ii) a co-manufacturing agreement providing for third-party manufacturing services between the parties and setting forth the terms of Tilray’s international bulk supply to HEXO; and (iii) a procurement and cost savings agreement for shared savings related to specified optimization activities, procurement, and other similar cost savings realized by the parties as a result of the foregoing commercial arrangements.

Through this strategic alliance, Tilray expects to achieve substantial cash savings and production efficiencies. In the three and six months ended November 30, 2022, the Company recognized $7.9 million and $15.7 million of advisory services revenue included in Canadian adult-use cannabis revenue. Included in interest expense, net is $2.2 and $3.4 million of interest income for the three and six months ended November 30, 2022. The Company expects to earn approximately $40 million during the first 12 month period in connection with the HEXO Convertible Note, to be reported as $31 million of adult-use cannabis revenue and $9 million of interest income.

●	Cannabis business cost reduction plan:

During our fourth quarter of our fiscal year ended May 31, 2022, the Company launched a $30 million cost optimization plan of our existing cannabis business to solidify our position as an industry leading low-cost producer. The Company took decisive action to manage cash flow amid an evolving retail environment by identifying opportunities to leverage technology, supply chain, procurement, and packaging efficiencies while driving labor savings. In the current period ended November 30, 2022, we have achieved $19.6 million of our cost optimization plan on an annualized run-rate basis of which $6.3 million represented actual cost savings during the period. The amount achieved is comprised of the following items:

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

In connection with the Tilray-Aphria Arrangement Agreement, we committed to achieving $80 million, subsequently increased to $100 million, of synergies in connection with the integration of Tilray and Aphria and developed a robust plan and timeline to achieve such synergies. In executing our integration plan, we evaluated and optimized the organizational structure, evaluated and retained the talent and capabilities we identified as necessary to achieve our longer-term growth plan and vision, reviewed contracts and arrangements, and analyzed our supply chain and our strategic partnerships. Due to the Company’s actions in connection with the integration of Tilray and Aphria, we exceeded the identified $80 million of cost synergies and achieved such synergies ahead of our plan.

As of the date of this filing, the Company achieved the remainder of the targeted $100 million in cost-saving synergies on an annualized run-rate basis. While this milestone marks the completion of the Tilray and Aphria Arrangement Agreement synergy plan, the Company intends to continue to prioritize cost saving initiatives in the future while remaining committed to our growth plan and vision.

In additional to our cost saving strategies, the Company has also executed the following strategic transactions during the quarter:

●	Beverage Alcohol Acquisitions:

On November 7, 2022, Tilray acquired 100% ownership of Montauk Brewing Company, Inc. (“Montauk”), a leading craft brewer company based in Montauk, New York.  As consideration for the acquisition of Montauk, the Company paid an initial purchase price in an aggregate amount equal to $35.1 million, which was satisfied through the payment of $28.7 million in cash and $6.4 million from the issuance of 1,708,521 shares of Tilray's Class 2 common stock. In the event that Montauk achieves certain volume and/or EBITDA targets on or before December 31, 2025, the stockholders of Montauk shall be eligible to receive as additional contingent cash consideration of up to $18 million. The Company, determined that the closing date fair value of this contingent consideration was $10.2 million. In connection with this transaction, the Company intends to leverage SweetWater’s existing nationwide infrastructure and Montauk’s northeast influence to significantly expand our distribution network and drive profitable growth in our beverage-alcohol segment. This distribution network is part of Tilray’s strategy to leverage our growing portfolio of CPG brands and ultimately to launch THC-based product adjacencies upon federal legalization in the U.S.

●	Strategic transactions related to facility closures and exits:

In connection with evaluating the profitability of our CC Pharma distribution business, Tilray decided to discontinue its partnership in a medical device reprocessing business given it was not core to CC Pharma's business and was both dilutive from a profitability and cash flow perspective. In connection with evaluating the profitability of our international cannabis business, Tilray also discontinued transactions with one of its customers in Israel as we focus on markets which we believe are more accretive to our profitability and cash flow. In addition, Tilray terminated its relationship with a supplier in Uruguay due to a breach of the underlying contract.

As a result of these strategic business decisions, there was an unfavorable impact on the current period results through the aggregate increase of net loss by $9.6 million in the quarter ended November 30, 2022, summarized as follows:

-	we recognized a one-time return adjustment of $3.1 million in our international cannabis revenue from a customer in Israel;

-

we recognized a decrease in gross profit of $4.2 million, which was composed of  $1.4 million from the above mentioned return from a customer in Israel and $2.8 million in inventory adjustments from the termination of our producer partnership in Uruguay due to a breach of the underlying contract;

-

there was an increase to office and general expenses of $3.2 million, which was composed of $1.6 million of exit costs from the termination of our producer partnership in Uruguay and $1.6 million of a bad debt expense related to the aforementioned customer in Israel; and

-	the Company recognized a $2.2 million loss on the write-off of capital assets as a result of CC pharma discontinuing its partnership in the medical reprocessing business.

The impacts of the items discussed in this section are assessed further in our analysis of the results of operations below.

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

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Net revenue	$144,136	$155,153	$(11,017)	(7)%	$297,347	$323,176	$(25,829)	(8)%
Cost of goods sold	104,012	122,387	(18,375)	(15)%	208,609	239,455	(30,846)	(13)%
Gross profit	40,124	32,766	7,358	22%	88,738	83,721	5,017	6%
Operating expenses:
General and administrative	41,672	33,469	8,203	25%	82,180	82,956	(776)	(1)%
Selling	9,669	9,210	459	5%	19,340	16,642	2,698	16%
Amortization	23,995	29,016	(5,021)	(17)%	48,354	59,755	(11,401)	(19)%
Marketing and promotion	8,535	7,120	1,415	20%	15,783	12,585	3,198	25%
Research and development	165	515	(350)	(68)%	331	1,300	(969)	(75)%
Change in fair value of contingent consideration	—	845	(845)	(100)%	211	1,682	(1,471)	(87)%
Litigation costs	2,815	1,080	1,735	161%	3,260	2,274	986	43%
Transaction (income) costs	5,064	7,040	(1,976)	(28)%	(7,752)	31,425	(39,177)	(125)%
Total operating expenses	91,915	88,295	3,620	4%	161,707	208,619	(46,912)	(22)%
Operating loss	(51,791)	(55,529)	3,738	(7)%	(72,969)	(124,898)	51,929	(42)%
Interest expense, net	(3,107)	(9,940)	6,833	(69)%	(7,520)	(20,110)	12,590	(63)%
Non-operating (expense) income, net	(18,450)	65,595	(84,045)	(128)%	(51,442)	115,292	(166,734)	(145)%
Income (loss) before income taxes	(73,348)	126	(73,474)	(58,313)%	(131,931)	(29,716)	(102,215)	344%
Income taxes (recovery)	(11,713)	(5,671)	(6,042)	107%	(4,502)	(909)	(3,593)	395%
Net income (loss)	$(61,635)	$5,797	$(67,432)	(1,163)%	(127,429)	(28,807)	(98,622)	342%

Use of Non-GAAP Measures

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including reference to:

●	adjusted gross profit (excluding purchase price allocation (“PPA”) step up and inventory valuation allowance) for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness),

●	adjusted gross margin (excluding purchase price allocation (“PPA”) step up and inventory valuation allowance) for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness),

●	adjusted EBITDA, and

●	constant currency presentation of net revenue.

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

	For the three months		For the six months
	ended November 30,		ended November 30,
(in thousands of U.S. dollars)	2022	2021	2022	2021
Net cannabis revenue	$49,898	$58,775	$108,468	$129,224
Distribution revenue	60,188	68,869	120,773	136,055
Net beverage alcohol revenue	21,395	13,707	42,049	29,168
Wellness revenue	12,655	13,802	26,057	28,729
Cannabis costs	31,335	45,259	60,196	85,450
Beverage alcohol costs	11,420	5,921	22,269	12,583
Distribution costs	52,495	61,237	107,479	120,527
Wellness costs	8,762	9,970	18,665	20,895
Adjusted gross profit (excluding PPA step-up and inventory valuation adjustments) (1)	41,231	44,766	90,952	95,721
Cannabis adjusted gross margin (excluding inventory valuation adjustments) (1)	37%	43%	45%	43%
Beverage alcohol adjusted gross margin (excluding PPA step-up) (1)	52%	57%	52%	57%
Distribution gross margin	13%	11%	11%	11%
Wellness gross margin	31%	28%	28%	27%
Adjusted EBITDA (1)	$11,708	$13,760	25,239	$26,457
Cash and cash equivalents and marketable securities	433,504	331,783	433,504	331,783
Working capital	388,200	393,350	388,200	393,350

(1) Adjusted EBITDA, adjusted gross profit and adjusted gross margin for each of our segments are non-GAAP financial measures. See “Use of Non-GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure.

Segment Reporting

Our reporting segments revenue is comprised of revenues from our cannabis, distribution, beverage alcohol, and wellness operations, as follows:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Cannabis business	$49,898	$58,775	$(8,877)	(15)%	$108,468	$129,224	$(20,756)	(16)%
Distribution business	60,188	68,869	(8,681)	(13)%	120,773	136,055	(15,282)	(11)%
Beverage alcohol business	21,395	13,707	7,688	56%	42,049	29,168	12,881	44%
Wellness business	12,655	13,802	(1,147)	(8)%	26,057	28,729	(2,672)	(9)%
Total net revenue	$144,136	$155,153	$(11,017)	(7)%	$297,347	$323,176	$(25,829)	(8)%

Our reporting segments revenue using a constant currency are as follows:

	For the three months				For the six months
	ended November 30,				ended November 30,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Cannabis business	$52,160	$58,775	$(6,615)	(11)%	$113,739	$129,224	$(15,485)	(12)%
Distribution business	70,952	68,869	2,083	3%	141,532	136,055	5,477	4%
Beverage alcohol business	21,395	13,707	7,688	56%	42,049	29,168	12,881	44%
Wellness business	13,074	13,802	(728)	(5)%	26,759	28,729	(1,970)	(7)%
Total net revenue	$157,581	$155,153	$2,428	2%	$324,079	$323,176	$903	0%

Our geographic revenue is as follows:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
North America	$76,211	$72,443	$3,768	5%	$158,403	$162,986	$(4,583)	(3)%
EMEA	62,715	74,916	(12,201)	(16)%	128,756	150,925	(22,169)	(15)%
Rest of World	5,210	7,794	(2,584)	(33)%	10,188	9,265	923	10%
Total net revenue	$144,136	$155,153	$(11,017)	(7)%	$297,347	$323,176	$(25,829)	(8)%

Our geographic revenue using a constant currency is as follows:

	For the three months				For the six months
	ended November 30,				ended November 30,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
North America	$77,121	$72,443	$4,678	6%	$161,223	$162,986	$(1,763)	(1)%
EMEA	73,557	74,916	(1,359)	(2)%	149,984	150,925	(941)	(1)%
Rest of World	6,903	7,794	(891)	(11)%	12,872	9,265	3,607	39%
Total net revenue	$157,581	$155,153	$2,428	2%	$324,079	$323,176	$903	0%

Our geographic capital assets are as follows:

	November 30,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2022	2022	2022 vs. 2021
North America	$424,769	$464,370	$(39,601)	(9)%
EMEA	111,264	119,409	(8,145)	(7)%
Rest of World	3,091	3,720	(629)	(17)%
Total capital assets	$539,124	$587,499	$(48,375)	(8)%

Cannabis revenue

Cannabis revenue based on market channel is as follows:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenue from Canadian medical cannabis products	$6,365	$7,929	$(1,564)	(20)%	$12,885	$16,303	$(3,418)	(21)%
Revenue from Canadian adult-use cannabis products	52,390	49,535	2,855	6%	110,745	119,128	(8,383)	(7)%
Revenue from wholesale cannabis products	236	2,259	(2,023)	(90)%	628	3,959	(3,331)	(84)%
Revenue from international cannabis products	7,705	13,706	(6,001)	(44)%	18,127	23,972	(5,845)	(24)%
Total cannabis revenue	66,696	73,429	(6,733)	(9)%	142,385	163,362	(20,977)	(13)%
Excise taxes	(16,798)	(14,654)	(2,144)	15%	(33,917)	(34,138)	221	(1)%
Total cannabis net revenue	$49,898	$58,775	$(8,877)	(15)%	$108,468	$129,224	$(20,756)	(16)%

Cannabis revenue based on market channel using a constant currency is as follows:

	For the three months				For the six months
	ended November 30,				ended November 30,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenue from Canadian medical cannabis products	$6,820	$7,929	$(1,109)	(14)%	$13,651	$16,303	$(2,652)	(16)%
Revenue from Canadian adult-use cannabis products	53,635	49,535	4,100	8%	114,056	119,128	(5,072)	(4)%
Revenue from wholesale cannabis products	252	2,259	(2,007)	(89)%	664	3,959	(3,295)	(83)%
Revenue from international cannabis products	9,489	13,706	(4,217)	(31)%	21,358	23,972	(2,614)	(11)%
Total cannabis revenue	70,196	73,429	(3,233)	(4)%	149,729	163,362	(13,633)	(8)%
Excise taxes	(18,036)	(14,654)	(3,382)	23%	(35,990)	(34,138)	(1,852)	5%
Total cannabis net revenue	$52,160	$58,775	$(6,615)	(11)%	$113,739	$129,224	$(15,485)	(12)%

Revenue from Canadian medical cannabis products: Revenue from Canadian medical cannabis products decreased to $6.4 million and $12.9 million for the three and six months ended November 30, 2022, compared to revenue of $7.9 million and $16.3 million for the prior year same periods. On a constant currency basis revenue from Canadian medical cannabis products decreased to $6.8 million and $13.7 million for the three and six months ended November 30, 2022, compared to revenue of  $7.9 million and $16.3 million for the prior year same periods. This decrease in revenue from medical cannabis products is primarily driven by increased competition from the adult-use recreational market and related price compression.

Revenue from Canadian adult-use cannabis products: During the three and six months ended November 30, 2022, our gross revenue from Canadian adult-use cannabis products increased to $52.4 million and decreased to $110.7 million compared to revenue of $49.5 million and $119.1 million for the prior year same periods. Due to the decline in the Canadian dollar, on a constant currency basis, our gross revenue from Canadian adult-use cannabis products increased to $53.6 million and decreased to $114.1 million for the three and six months ended November 30, 2022. Included in the current period results was the favorable impact of the recently executed HEXO arrangement which resulted in $7.9 million and $15.6 million of advisory services revenue for the three and six months ended November 30, 2022 that did not occur in the prior period comparative. This increase was offset by the negative impacts of price compression and change in potency preferences for both the three and six months ended, as well as the challenges experienced in the province of Quebec which impacted the three month period.

Wholesale cannabis revenue: Revenue from wholesale cannabis products decreased to $0.2 million and $0.6 million for the three and six months ended November 30, 2022, compared to revenue of $2.3 million and $4.0 million for the prior year same periods which is consistent on a constant currency basis. The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales.

International cannabis revenue: Revenue from international cannabis products decreased to $7.7 million and $18.1 million for the three and six months ended November 30, 2022, compared to revenue of $13.7 million and $24.0 million for the prior year same periods. Given the deterioration of Euro in the quarter, on a constant currency basis, revenue from international cannabis products would have decreased to $9.5 million and $21.4 million from $13.7 million and $24.0 million in the prior year same periods for three and six months ended November 30, 2022. During the quarter, the Company recognized a one-time return adjustment of $3.1 million related to a customer in Israel. In addition, the Company had $4.6 million of revenue in the prior year quarter to Israel, which did not repeat given the challenging and severe deterioration of market conditions in Israel.

Distribution revenue

Revenue from Distribution operations decreased to $60.2 million and $120.8 million for the three and six months ended November 30, 2022 compared to revenue of $68.9 million and $136.1 million for the prior year same periods. The decrease in revenue during both the three and six month periods was due to the deterioration of the Euro against the U.S. Dollar, which when the impacts are eliminated on a constant currency basis, revenue increased to $71.0 million and $141.5 million for the three and six months ended November 30, 2022 when compared to prior year same periods which has remained consistent. The Company is continuing to prioritize higher margin sales, and as a result of our focus on higher margin sales and capacity constraints, management believes in future periods we can continue to drive larger profit margins despite not increasing revenue in our distribution business as we approach full utilization of our facility.

Beverage alcohol revenue

Revenue from our Beverage operations increased to $21.4 million and $42.0 million for the three and six months ended November 30, 2022, compared to revenue of $13.7 million and $29.2 million for the prior year same periods. The increase in the three month and six month period relates primarily to our acquisition of Breckenridge on December 7, 2021 as well as the acquisition of Montauk on November 7, 2022.

Wellness revenue

Our Wellness revenue from Manitoba Harvest decreased to $12.7 million and $26.1 million for three and six months ended November 30, 2022 compared to $13.8 million and $28.7 million from the prior year same periods. On a constant currency basis for the three and six months ended November 30, 2022 same periods, Wellness revenue decreased to $13.1 million and $26.8 million from $13.8 million and $28.7 million. The decrease in revenue for the three months ended related to a one-time inventory reduction by one of our customers based on a warehousing strategy change that is not anticipated to recur in future periods. The six month decrease is impacted by the aforementioned items as well as the prior year quarter including a one-off private label sale that did not recur in the current quarter.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

Our gross profit and gross margin for the three and six months ended November 30, 2022 and 2021, is as follows:

	For the three months				For the six months
(in thousands of U.S. dollars)	ended November 30,		Change	% Change	ended November 30,		Change	% Change
Cannabis	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Net revenue	49,898	58,775	(8,877)	(15)%	108,468	129,224	(20,756)	(16)%
Cost of goods sold	31,335	45,259	(13,924)	(31)%	60,196	85,450	(25,254)	(30)%
Gross profit	18,563	13,516	5,047	37%	48,272	43,774	4,498	10%
Gross margin	37%	23%	14%	62%	45%	34%	11%	31%
Inventory valuation adjustments	—	12,000	(12,000)	(100)%	—	12,000	(12,000)	(100)%
Adjusted gross profit (1)	18,563	25,516	(6,953)	(27)%	48,272	55,774	(7,502)	(13)%
Adjusted gross margin (1)	37%	43%	(6)%	(14)%	45%	43%	2%	5%
Distribution
Net revenue	60,188	68,869	(8,681)	(13)%	120,773	136,055	(15,282)	(11)%
Cost of goods sold	52,495	61,237	(8,742)	(14)%	107,479	120,527	(13,048)	(11)%
Gross profit	7,693	7,632	61	1%	13,294	15,528	(2,234)	(14)%
Gross margin	13%	11%	2%	15%	11%	11%	(0)%	(4)%
Beverage alcohol
Net revenue	21,395	13,707	7,688	56%	42,049	29,168	12,881	44%
Cost of goods sold	11,420	5,921	5,499	93%	22,269	12,583	9,686	77%
Gross profit	9,975	7,786	2,189	28%	19,780	16,585	3,195	19%
Gross margin	47%	57%	(10)%	(18)%	47%	57%	(10)%	(17)%
Purchase price accounting step-up	1,107	—	1,107	NM	2,214	—	2,214	NM
Adjusted gross profit (1)	11,082	7,786	3,296	42%	21,994	16,585	5,409	33%
Adjusted gross margin (1)	52%	57%	(5% )	(9% )	52%	57%	(5% )	(8% )
Wellness
Net revenue	12,655	13,802	(1,147)	(8)%	26,057	28,729	(2,672)	(9)%
Cost of goods sold	8,762	9,970	(1,208)	(12)%	18,665	20,895	(2,230)	(11)%
Gross profit	3,893	3,832	61	2%	7,392	7,834	(442)	(6)%
Gross margin	31%	28%	3%	11%	28%	27%	1%	4%
Total
Net revenue	144,136	155,153	(11,017)	(7)%	297,347	323,176	(25,829)	(8)%
Cost of goods sold	104,012	122,387	(18,375)	(15)%	208,609	239,455	(30,846)	(13)%
Gross profit	40,124	32,766	7,358	22%	88,738	83,721	5,017	6%
Gross margin	28%	21%	7%	33%	30%	26%	4%	15%
Inventory valuation adjustments	—	12,000	(12,000)	(100)%	—	12,000	(12,000)	(100)%
Purchase price accounting step-up	1,107	—	1,107	NM	2,214	—	2,214	NM
Adjusted gross profit (1)	41,231	44,766	(3,535)	(8)%	90,952	95,721	(4,769)	(5)%
Adjusted gross margin (1)	29%	29%	—%	—%	31%	30%	1%	3%

(1)

Adjusted gross profit is our Gross profit (adjusted to exclude inventory valuation adjustment and purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude inventory valuation adjustment and purchase price accounting valuation step-up) and are non-GAAP financial measures. See “Use of Non-GAAP Measures” below for additional discussion regarding these non-GAAP measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. We do not consider adjusted gross profit and adjusted gross margin in isolation or as an alternative to financial measures determined in accordance with GAAP.

Cannabis gross margin: Gross margin increased during the three and six months ended November 30, 2022 to 37%& and 45% from 23% and 34% for the prior year same periods. The three and six month increases in cannabis gross margin are primarily related to the non-cash inventory valuation allowance that was recorded in the same periods of the prior year. Excluding this valuation allowance, adjusted gross margin during the three and six months ended November 30, 2022 decreased to 37% from 43% and increased to 45% from 43% when comparing the prior year same periods. The largest impact on the current period adjusted gross margin is the inclusion of the $7.9 million and $15.6 million of HEXO advisory fee revenue included in cannabis revenue for the three and six month periods. When this revenue is excluded from this computation, our adjusted cannabis gross margin would have been 25% and 35% for the three and six month periods. During the three month period, the Company recognized a one-time return as discussed in the international cannabis revenue section that reduced our top line revenue as well as a one-time inventory disposals incurred as exit costs from both Israel and Uruguay for a combined impact of reducing gross profit by $4.2 million or gross margin by 8.2%. Specifically, the portion of the adjustment that related to Uruguay was $2.8 million of which this exit cost has been included in our adjusted EBITDA reconciliation under facility closure and exit costs. Further impacting the decrease in the adjusted gross cannabis margin is a shift in strategic priorities to focus on pursuing cash flow generating activities. The Company has made the business decision to lower production in our cannabis facilities as a result of slower than anticipated legalization globally. We will continue to prioritize reductions in operational costs as we continue to assess additional potential cost saving initiatives.

Distribution gross margin: Gross margin of 13% and 11% for the three and six months ended November 30, 2022 increased from 11% and 11% the same periods in the prior year. The increase in the three month period is attributed to a change in product mix as the Company continues to focus on higher margin sales. On a six month basis, the gross margin has remained consistent.

Beverage alcohol gross margin: Gross margin of 47% and 47% for the three and six months ended November 30, 2022 decreased from 57% and 57% from the same periods in the prior year. Adjusted gross margin of 52% and 52% for the three and six months ended November 30, 2022 decreased from 57% and 57% from the same periods in the prior year. This decrease in beverage alcohol gross margin for both the three and six month periods is a result of the Breckenridge and Montauk acquisitions that were not completed in the prior period comparisons. Both companies operate at a slightly lower margin than Sweetwater, which contributed to the decrease. Additionally, Sweetwater has expanded operations in Colorado in the current period which has had negative impacts on the margin as it is still in the start-up phase.

Wellness gross margin: Gross margin of 31% and 28%for the three and six months ended November 30, 2022 increased from 28% and 27% from the same periods in the prior year. On a three month basis the wellness gross margin has increased as a result of increased sales prices on the Company's branded products to compensate for the inflationary impacts on our input materials. The company saw an increase in gross margin for the three month period to 31% from the 26% in the immediately preceding quarter as a result of this change in pricing strategy. On a six month basis gross margin remained relatively consistent period over period despite inflationary impacts.

Operating expenses

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
General and administrative	$41,672	$33,469	$8,203	25%	$82,180	$82,956	$(776)	(1)%
Selling	9,669	9,210	459	5%	19,340	16,642	2,698	16%
Amortization	23,995	29,016	(5,021)	(17)%	48,354	59,755	(11,401)	(19)%
Marketing and promotion	8,535	7,120	1,415	20%	15,783	12,585	3,198	25%
Research and development	165	515	(350)	(68)%	331	1,300	(969)	(75)%
Change in fair value of contingent consideration	—	845	(845)	(100)%	211	1,682	(1,471)	NM
Litigation costs	2,815	1,080	1,735	161%	3,260	2,274	986	43%
Transaction (income) costs	5,064	7,040	(1,976)	(28)%	(7,752)	31,425	(39,177)	(125)%
Total operating expenses	$91,915	$88,295	$3,620	4%	$161,707	$208,619	$(46,912)	(22)%

Operating expenses are comprised of general and administrative, share-based compensation, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, litigation costs and transaction (income) costs. These costs increased by $3.6 million to $91.9 million and decreased by ($46.9) million to $161.7 million for the three and six months ended November 30, 2022 as compared to $88.3 million and $208.6 million for the same periods of the prior year. This six month decrease was primarily a result of the transaction income recorded in the period described in detail below, where as the prior period comparative included expenses related to the Tilray-Aphria Arrangement Agreement. Additionally, our amortization has decreased as a result of the reductions in our intangible assets noted in our 10-K. The three month increase related to one-time expenses in office and general described below offset by the decreased amortization as discussed in the six month decrease.

General and administrative costs

During the three and six months ended November 30, 2022, general and administrative costs increased by 25% and decreased by 1% as compared to the prior year same periods.

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Executive compensation	$3,050	$2,237	$813	36%	$6,605	$5,327	$1,278	24%
Office and general	8,982	5,003	3,979	80%	14,811	17,743	(2,932)	(17)%
Salaries and wages	10,151	8,149	2,002	25%	24,786	23,460	1,326	6%
Stock-based compensation	10,943	8,253	2,690	33%	20,136	17,670	2,466	14%
Insurance	2,726	4,995	(2,269)	(45)%	5,429	9,626	(4,197)	(44)%
Professional fees	1,730	3,355	(1,625)	(48)%	4,220	6,068	(1,848)	(30)%
Loss on sale of capital assets	2,131	203	1,928	950%	2,208	230	1,978	860%
Travel and accommodation	1,219	982	237	24%	2,380	1,774	606	34%
Rent	740	292	448	153%	1,605	1,058	547	52%
Total general and administrative costs	$41,672	$33,469	$8,203	25%	$82,180	$82,956	$(776)	(1)%

Executive compensation increased by 36% and 24% in the three and six months ended November 30, 2022. The three month increase is due to an increased number of executive employees as well as more competitive compensation to reflect the increased complexity of the organization as it evolves. The six month increase is consistent with the three month increase.

Office and general increased by 80% and decreased by 17% during the three and six months ended November 30, 2022. The increase in the three month period, was driven by necessary one-time exit costs incurred in our international cannabis business to terminate operations that were no longer accretive to our focus of being free cash flow positive. Specifically, there was $1.6 million of exit costs related to the termination of our producer partnership in Uruguay due to a breach of the underlying contract. This exit cost has been included in our adjusted EBITDA reconciliation under facility closure and exit costs. Additionally, $1.6 million of bad debt expenses were incurred in the period from the discontinuance of business with our aforementioned Israel customer. The Company took this necessary step in order to continue pursuing sustainable growth by focusing on areas of the business that generate positive cash flows. The six month decrease is primarily due to the inclusion of the additional one-time costs associated with the restructuring of our Nanaimo, Canada, facility in the prior year comparative offset by the items discussed in the three month increase.

Salaries and wages increased by 25% and increased by 6% during the three and six months ended November 30, 2022. The increase is primarily due to the inclusion of Breckenridge and Montauk employees who were not included in the prior period comparatives. The Company’s headcount remained consistent with approximately 1,750 employees compared to 1,800 employees as of November 30, 2021.

The Company recognized stock-based compensation expense of $10.9 million and $20.1 million for the three and six months ended November 30, 2022 compared to $8.3 million and $17.7 for the same periods in the prior year. The balance has remained relatively consistent period over period as this is based on the time based vesting schedules.

Insurance expenses decreased by 45% and 44% for the three and six months ended November 30, 2022 to $2.7 million and $5.4 million from $5.0 million and $9.6 million from the same periods in the prior year. This item was a target of the Tilray-Aphria Arrangement Agreement synergies.

Loss on sale of capital assets increased to $2.1 million and $2.2 million for the three and six months ended November 30, 2022 compared to $0.2 million and $0.2 million for the prior year same periods. The Company incurred $2.2 million of write-offs from the exit of our medical device reprocessing business in our distribution reporting segment. These one-time non-cash charges were a required exit cost as we determined this business venture was no longer accretive to our focus of being free cash flow positive. This exit cost has been included in our adjusted EBITDA reconciliation under facility closure and exit costs.

Selling costs

For the three months ended November 30, 2022, the Company incurred selling costs of $9.7 million and $19.3 million or 6.7% and 6.5% of revenue as compared to $9.2 million and $16.6 million and 5.9% and 5.1% of revenue in the prior year periods. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products. The increase in selling costs as a percent of revenue in both periods resulted from having a portion of our selling fees with fixed components that did not decrease with the decline in our revenue during the quarter. Additionally, there are no selling fees associated with our advisory fee revenue and thus there is no correlation between selling fees and this stream of revenue.

Amortization

The Company incurred non-production related amortization charges of $24.0 million and $48.4 million for the three and six months ended November 30, 2022 compared to $29.0 million and $59.8 million in the prior year period. The decreased amortization in both the three and six month periods, is a result of the reduced intangible asset levels.

Marketing and promotion costs

For the three and six months ended November 30, 2022, the Company incurred marketing and promotion costs of $8.5 million and $15.8 million as compared to $7.1 million and $12.6 million for the prior year periods. The increase is a result of the continued focus of investing in our Canadian cannabis brands by prioritizing our retail partnerships through the education of budtenders. Additionally, the prior year comparative did not include the marketing spend related to Breckenridge and Montauk, as they were acquired in the second quarter of the prior year.

Research and development

Research and development costs were $0.2 million and $0.3 million during the three and six months ended November 30, 2022 compared to $0.5 million and $1.3 million in the prior year period. These relate to external costs associated with the development of new products.

Transaction (income) costs

Items classified as transaction (income) costs are non-recurring in nature and correspond largely to our acquisition, restructuring and synergy strategy. The three and six months decrease of 28% and 125% from the prior year period is related to the following items:

●

we incurred minimal transaction costs related to the Tilray-Aphria Arrangement Agreement in the current quarter, however, we do anticipate that there will continue to be additional costs associated with this transaction until the resolution of our lease termination for our Enniskillen facility and the restructuring of Nanaimo facility are completed;

●	the prior period comparatives included fees related to the MedMen transaction, which has been completed and thus there are no further expected costs to be incurred unless the Triggering Event arises;

●	the fees associated with amending our charter incurred in the three month period;

●	a non-reimbursed compensation payment of $5.0 million was made as a result of the HEXO transaction in the six month period;

●

partially offsetting the decrease in the period were the fees incurred for the Montauk acquisition in the current quarter which differed from the fees incurred for the Breckenridge acquisitions which occurred in the prior period comparative; and

●

we recognized a change in fair value of $18.3 million on the HTI Share Consideration's purchase price derivative as a result of an increase in our share price on the shares paid for the HEXO convertible note receivable Note 7 (Convertible notes receivable). This gain was payable to the Company from HTI and was collected in cash during the six month period. This gain offsets the aforementioned items in the six month period and contributes to the period over period decrease. The Company does not anticipate there to be additional transaction costs related to the HEXO transaction as it is complete at this time, however, should the Company pursue additional arrangements with HEXO than additional costs may be incurred.

Non-operating (expense) income, net

Non-operating (expense) income is comprised of:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of US dollars)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Change in fair value of convertible debenture	$(12,698)	$56,353	$(69,051)	(123)%	$(20,582)	$95,723	$(116,305)	(122)%
Change in fair value of warrant liability	37	20,178	(20,141)	(100)%	1,585	37,713	(36,128)	(96)%
Foreign exchange loss	907	(10,180)	11,087	(109)%	(24,666)	(15,904)	(8,762)	55%
Loss on long-term investments	(596)	(1,833)	1,237	(67)%	(1,604)	(3,508)	1,904	(54)%
Other non-operating (losses) gains, net	(6,100)	1,077	(7,177)	(666)%	(6,175)	1,268	(7,443)	(587)%
Total non-operating income (expense)	$(18,450)	$65,595	$(84,045)	(128)%	$(51,442)	$115,292	$(166,734)	(145)%

For the three and six months ended November 30, 2022, the Company recognized a change in fair value of its convertible debentures payable of ($12.7) million and ($20.6) million compared to $56.4 million and $95.7 million in the prior year same periods. The change is driven primarily by the changes in the Company’s share price and the change in the trading price of the convertible debentures payable. Additionally, for the three and six months ended November 30, 2022, the Company recognized a change in fair value of its warrants, resulting in a gain of $0.04 million and $1.6 million compared to $20.2 million and $37.7 million also as a result of the change in our share price. Furthermore, for three and six months ended November 30, 2022, the Company recognized a loss of $0.9 million and ($24.7) million, resulting from the changes in foreign exchange rates during the period, compared to losses of ($10.2) million and ($15.9) million for the prior year same periods, largely associated with the weakening of the Euro. Lastly, included in other non-operating (losses) gains, net for the three and six months ended November 30, 2022 was ($6.1) million and ($6.2) millions related to a change in fair value on a derivative liability recognized in the three month period that did not occur in the comparative periods.

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

For three and six months ended November 30, 2022 adjusted EBITDA decreased to $11.7 and $25.2 million compared to $13.8 million and $26.5 million from the prior year same periods. The decrease was primarily driven by the aforementioned negative impacts to our cannabis gross margin, as well as the increase of bad debt expenses recognized in the period. The Company continues to focus on being free cash flow positive as noted by our improved operating cash flow in the quarter despite this decrease in adjusted EBITDA in the current period.

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
Adjusted EBITDA reconciliation:	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Net (loss) income	$(61,635)	$5,797	$(67,432)	(1,163)%	$(127,429)	$(28,807)	$(98,622)	342%
Income taxes (benefit) expense	(11,713)	(5,671)	(6,042)	107%	(4,502)	(909)	(3,593)	395%
Interest expense, net	3,107	9,940	(6,833)	(69)%	7,520	20,110	(12,590)	(63)%
Non-operating income (expense), net	18,450	(65,595)	84,045	(128)%	51,442	(115,292)	166,734	(145)%
Amortization	33,318	37,471	(4,153)	(11)%	67,387	76,804	(9,417)	(12)%
Stock-based compensation	10,943	8,253	2,690	33%	20,136	17,670	2,466	14%
Change in fair value of contingent consideration	—	845	(845)	(100)%	211	1,682	(1,471)	(87)%
Purchase price accounting step-up	1,107	—	1,107	NM	2,214	—	2,214	NM
Facility start-up costs	3,000	1,700	1,300	76%	4,800	2,900	1,900	66%
Facility closure and exit costs	6,552	—	6,552	NM	6,552	5,000	1,552	31%
Lease expense	700	900	(200)	(22)%	1,400	1,600	(200)	(13)%
Litigation costs	2,815	1,080	1,735	161%	3,260	2,274	986	43%
Inventory write down	—	12,000	(12,000)	(100)%	—	12,000	(12,000)	(100)%
Transaction (income) costs	5,064	7,040	(1,976)	(28)%	(7,752)	31,425	(39,177)	(125)%
Adjusted EBITDA	$11,708	$13,760	$(2,052)	(15)%	$25,239	$26,457	$(1,218)	(5)%

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

●	Non-cash change in fair value of warrant liability;

●	Interest expense, net;

●	Costs incurred to start up new facilities such as Sweetwater Colorado, and to fund emerging market operations such as Malta and our German cultivation facilities;

●	Costs incurred to close facilities or exit certain lines of business such as Uruguay and our medical reprocessing distribution business;

●	Lease expense, to conform with competitors who report under IFRS;

●	Transaction (income) costs includes acquisition related income and expenses, which vary significantly by transactions and are excluded to evaluate ongoing operating results;

●	Litigation costs includes costs related to ongoing litigations, legal settlements and recoveries which are excluded to evaluate ongoing operating results;

●	Amortization of purchase accounting step-up in inventory value included in costs of sales - product costs; and

●	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted gross profit and adjusted gross margin are non-GAAP financial measures and may not be comparable to similar measures presented by other companies.  Adjusted gross profit is our Gross profit (adjusted to exclude inventory valulation adjustment and purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude inventory valulation adjustment and purchase price accounting valuation step-up) and are non-GAAP financial measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.  We do not consider adjusted gross profit and adjusted gross margin percentage in isolation or as an alternative to financial measures determined in accordance with GAAP.

Liquidity and Capital Resources

We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and make acquisitions. On March 3, 2022, we entered into an at the market offering arrangement (the "ATM Program") pursuant to which we offered and sold our common stock having an aggregate offering price of up to $400 million. The ATM Program was intended to strengthen our balance sheet and improve our liquidity position and was utilized to offer and sell common stock having a total of $400 million for the period through November 30, 2022. The Company fully completed its sales of shares under the ATM Program. In addition, the Company may from time to time use excess cash to repurchase its outstanding convertible debentures payable in open market transactions. We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with received proceeds from the ATM Program and access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs for a short and long term outlook.

For the Company's short-term liquidity requirements, we are focused on generating positive cash flows from operations and being free cash flow positive.  As a result of delays in legalization across multiple markets, management continues to reduce operations, headcount as well as the elimination of other discretionary operational costs. Some of these actions may be less accretive to our adjusted EBITDA in the short term, however we believe that they will be required for our liquidity aspirations in the near term future.

For the Company's long-term liquidity requirements, we will be focused on funding operations through profitable organic and inorganic growth through acquisitions. We may need to take on additional debt or equity financing arrangements in order to achieve these ambitions on a long-term basis.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$29,209	$(17,121)	$(17,060)	$(110,348)
Net cash (used in) investing activities	(271,398)	(6,972)	(272,935)	(15,592)
Net cash (used in) provided by financing activities	(57,256)	(20,019)	66,364	(28,047)
Effect on cash of foreign currency translation	(980)	(402)	(2,060)	(2,696)
Cash and cash equivalents, beginning of period	490,643	376,297	415,909	488,466
Cash and cash equivalents, end of period	190,218	331,783	190,218	331,783
Increase (decrease) in cash and cash equivalents	$(300,425)	$(44,514)	$(225,691)	$(156,683)

Cash flows from operating activities

The change in net cash provided by operating activities was $29.2 million and the change in net cash used in operating activities was ($17.1) million for three and six months ended November 30, 2022 compared to ($17.1) million and ($110.3) million for the prior year same periods. This increase in cash generated in the three and six month periods was primarily related to improved operating efficiencies realized through our synergy programs, increased management of our working capital requirements and the $18.3 million of the cash collected from the HTI Share Consideration's purchase price derivative.

Cash flows from investing activities

The change in net cash used in investing activities was ($271.4) million and ($272.9) million for three and six months ended November 30, 2022 compared to ($6.9) million and ($15.6) million for the prior year same periods, and is a result of our purchase of $243.1 million of marketable securities and our acquisition of Montauk Brewing Company Note 6 (Goodwill) which did not occur in the comparative periods

Cash flows from financing activities

The change in cash used in financing activities was ($57.3) million and the change in cash provided by financing activities was $66.4 million for three and six months ended November 30, 2022  compared to ($20.0) million and ($28.0) million for the prior year same periods. The six month net cash provided by financing activities was primarily due to the funds received in the current quarter from our ATM program that was not in place for the prior year period. The three month change in cash used in financing activities was from the repurchase of our outstanding convertible debentures payable.

Subsequent Events

Not applicable.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, valuation of inventory, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K as amended for the fiscal year ended May 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K as amended for the fiscal year ended May 31, 2022 during the six months ended November 30, 2022. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K as amended for the fiscal year ended May 31, 2022.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2022, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of Breckenridge Distillery and Montauk Brewing Company, Inc., which we acquired on December 7, 2021 and November 7, 2022 respectively. Breckenridge Distillery and Montauk Brewing Company, Inc. represented 2.1% and 0.9% of our consolidated assets and 4.4% and 0.2% of our consolidated revenues respectively as of and for the six months ended November 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired Breckenridge Distillery on December 7, 2021 and Montauk Brewing Company, Inc. on November 7, 2022. The Company is in the process of reviewing the internal control structure of Breckenridge Distillery and Montauk Brewing Company, Inc., if necessary, will make appropriate changes as it integrates them into the Company’s overall internal control over financial reporting process.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes, including the proceedings specifically discussed below. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, we do not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, our management believes that it has established appropriate legal reserves. Any liabilities arising from pending legal proceedings are not expected to have a material adverse effect on our consolidated financial position, consolidated results of operations, or consolidated cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our consolidated financial position, consolidated results of operations, or consolidated cash flows.

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K as amended for the fiscal year ended May 31, 2022 includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K, except with respect to the matters disclosed and incorporated herein by reference to Note 18, Commitments and contingencies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K as amended for the fiscal year ended May 31, 2022 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. A summary of our risk factors is included below. Except as noted below in the summary of our risk factors, there have been no material changes from the risk factors described in our Form 10-K as amended.

●

We recently closed on an investment and certain transactions with HEXO Corp. ("HEXO") and we face uncertainty with respect to our ability to realize a return on our investment and achieve expected production efficiencies and cost savings in connection with the commercial transactions with HEXO as well as the MedMen investment and Montauk Brewing acquisition.

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

●	We may not receive sufficient shareholder votes to amend our Certificate of Incorporation for the purpose of providing equal voting rights for each share of our common stock by canceling our authorized and unissued shares of supermajority voting Class 1 common stock and re-allocating such shares into our publicly traded Class 2 common stock.

●	Our production and processing facilities are integral to our business and adverse changes or developments affecting our facilities may have an adverse impact on our business.

●	We face intense competition, and anticipate competition will increase, which could hurt our business.

●	Regulations constrain our ability to market and distribute our products in Canada.

●	United States regulations relating to hemp-derived CBD products are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

●	Changes in consumer preferences or public attitudes about alcohol could decrease demand for our beverage alcohol products.

●

SweetWater, Breckenridge and Montauk each face substantial competition in the beer industry and the broader market for alcoholic beverage products which could impact our business and financial results.

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

●

We may be negatively impacted by volatility in political and economic environment, factors including the war in Ukraine, economic downturns and increases in interest rates, and a period of sustained inflation across the markets in which we operate could result in higher operating costs and may negatively impact our business and financial performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On September 3, 2022, the Company issued 10,276,305 shares of Tilray's Class 2 common stock to Double Diamond Holdings Ltd. ("Double Diamond") in connection with the assignment from Double Diamond to the Company of a promissory note payable by 1974568 Ontario Limited.

On October 7, 2022, the Company submitted a shelf registration statement to the SEC on Form S-3, consisting of (i) a base prospectus which covers the potential offering, issuance and sale of securities by the Company from time to time in one or more future offerings and (ii) a resale prospectus covering the resale from time to time by certain selling shareholders as named in such prospectus of up to 138,528 shares of Class 2 common stock.  The registration number for the registration statement is 333-267788.

On November 7, 2022, the Company acquired 100% ownership of Montauk Brewing Company, Inc. (“Montauk”). As consideration for the acquisition of Montauk, the Company paid an initial purchase price in an aggregate amount equal to $35,110, which consisted of cash consideration of $28,688 and stock consideration of $6,422 through the issuance of 1,708,521 shares of Tilray's Class 2 common stock. In the event that Montauk achieves certain volume and/or EBITDA targets on or before December 31, 2025, the selling stockholders of Montauk will be eligible to receive additional contingent cash consideration in the form of an earnout of up to $18,000. The Company determined that the closing date fair value of this contingent consideration was $10,245.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Assignment and Assumption Agreement, dated September 1, 2022, between Double Diamond Holdings Ltd., and Tilray Brands, Inc.

10.2*	Promissory note in the amount of $30,585,819.60 payable by 1974568 Ontario Limited.

10.3*	Promissory note in the amount of $8,464,139.70 payable by 1974568 Ontario Limited.

10.4	Amended and Restated Credit Agreement, dated as of November 28, 2022, by and among 1974568 Ontario Limited, Aphria Inc., Tilray Brands, Inc., Bank of Montreal as agent and the other entities party thereto. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 29, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: January 9, 2023	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: January 9, 2023	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer