Form 10-Q
period 2023-02-28
Tilray Brands, Inc.
filed 2023-04-10
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of April 3, 2023, the registrant had 618,007,938 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would”, “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; current or future macroeconomic trends; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include, but are not limited to, those identified in this Form 10-Q and other risks and matters described in our most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2022 as well as our other filings made from time to time with the U.S. Securities and Exchange Commission and in our Canadian securities filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	February 28,	May 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$164,997	$415,909
Marketable Securities	243,286	—
Accounts receivable, net	78,342	95,279
Inventory	202,800	245,529
Prepaids and other current assets	69,087	46,786
Total current assets	758,512	803,503
Capital assets	425,263	587,499
Right-of-use assets	6,492	12,996
Intangible assets	994,325	1,277,875
Goodwill	2,005,701	2,641,305
Interest in equity investees	4,638	4,952
Long-term investments	7,620	10,050
Convertible notes receivable	168,356	111,200
Other assets	4,993	314
Total assets	$4,375,900	$5,449,694
Liabilities
Current liabilities
Bank indebtedness	$18,125	$18,123
Accounts payable and accrued liabilities	163,422	157,431
Contingent consideration	16,219	16,007
Warrant liability	7,414	14,255
Current portion of lease liabilities	2,528	6,703
Current portion of long-term debt	77,892	67,823
Current portion of convertible debentures payable	184,082	—
Total current liabilities	469,682	280,342
Long - term liabilities
Contingent consideration	10,596	—
Lease liabilities	8,598	11,329
Long-term debt	89,419	117,879
Convertible debentures payable	223,087	401,949
Deferred tax liabilities	164,412	196,638
Other liabilities	3,335	191
Total liabilities	969,129	1,008,328
Commitments and contingencies (refer to Note 17)
Stockholders' equity
Common stock ($0.0001 par value; 980,000,000 shares authorized; 617,857,031 and 532,674,887 shares issued and outstanding, respectively)	62	53
Series A Preferred Stock ($0.0001 par value; 10,000,000 shares authorized; 120,000 and nil shares issued and outstanding, respectively)	—	—
Additional paid-in capital	5,723,342	5,382,367
Accumulated other comprehensive loss	(42,948)	(20,764)
Accumulated Deficit	(2,276,794)	(962,851)
Total Tilray Brands, Inc. stockholders' equity	3,403,662	4,398,805
Non-controlling interests	3,109	42,561
Total stockholders' equity	3,406,771	4,441,366
Total liabilities and stockholders' equity	$4,375,900	$5,449,694

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended		Nine months ended
	February 28,		February 28,
	2023	2022	2023	2022
Net revenue	$145,589	$151,871	$442,936	$475,047
Cost of goods sold	157,288	112,042	363,139	351,497
Gross profit (loss)	(11,699)	39,829	79,797	123,550
Operating expenses:
General and administrative	38,999	38,445	117,385	121,401
Selling	6,452	8,641	25,792	25,283
Amortization	23,518	24,590	71,872	84,345
Marketing and promotion	7,354	7,578	23,137	20,163
Research and development	171	164	502	1,464
Change in fair value of contingent consideration	352	(30,747)	563	(29,065)
Impairments	1,115,376	—	1,115,376	—
Litigation (recovery) costs	(5,230)	4,215	(1,970)	6,489
Restructuring costs	2,663	—	10,727	795
Transaction (income) costs	5,382	5,023	(3,882)	35,653
Total operating expenses	1,195,037	57,909	1,359,502	266,528
Operating loss	(1,206,736)	(18,080)	(1,279,705)	(142,978)
Interest expense, net	(1,040)	(2,312)	(8,560)	(22,422)
Non-operating income (expense), net	1,213	71,037	(50,229)	186,329
(Loss) income before income taxes	(1,206,563)	50,645	(1,338,494)	20,929
Income taxes (benefit) expense	(10,811)	(1,830)	(15,313)	(2,739)
Net (loss) income	$(1,195,752)	$52,475	$(1,323,181)	$23,668
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(1,170,998)	43,190	(1,313,943)	1,340
Non-controlling interests	(24,754)	9,285	(9,238)	22,328
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	6,390	18,498	(78,499)	(114,641)
Unrealized gain (loss) on convertible notes receivable	95,345	(39,296)	75,177	(56,250)
Total other comprehensive gain (loss), net of tax	101,735	(20,798)	(3,322)	(170,891)
Comprehensive (loss) income	$(1,094,017)	$31,677	$(1,326,503)	$(147,223)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(1,092,491)	34,605	(1,336,127)	(150,318)
Non-controlling interests	(1,526)	(2,928)	9,624	3,095
Weighted average number of common shares - basic	615,534,670	485,668,750	597,829,714	470,303,170
Weighted average number of common shares - diluted	615,534,670	488,546,790	597,829,714	478,050,130
Net (loss) income per share - basic	$(1.90)	$0.09	$(2.20)	$0.00
Net (loss) income per share - diluted	$(1.90)	$0.09	$(2.20)	$0.00

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

				Accumulated
	Number of		Additional	other		Non-
	common	Common	paid-in	comprehensive	Accumulated	controlling
	shares	stock	capital	income (loss)	Deficit	interests	Total
Balance at May 31, 2021	446,440,641	$46	$4,792,406	$152,668	$(486,050)	$6,243	$4,465,313
Third party contribution to Superhero Acquisition LP	—	—	—	—	—	52,995	52,995
Share issuance - options exercised	417,489	—	—	—	—	—	—
Share issuance - RSUs exercised	3,665,337	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(5,944)	—	—	—	(5,944)
Stock-based compensation	—	—	9,417	—	—	—	9,417
Comprehensive income (loss) for the period	—	—	—	(101,421)	(41,649)	7,045	(136,025)
Balance at August 31, 2021	450,523,467	$46	$4,795,879	$51,247	$(527,699)	$66,283	$4,385,756
Share issuance - Superhero Acquisition LP	9,817,061	—	117,804	—	—	—	117,804
Share issuance - Double Diamond Holdings note	2,677,596	—	28,560	—	—	(28,560)	—
Share issuance - options exercised	98,044	—	—	—	—	—	—
Share issuance - RSUs exercised	470,324	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(2,742)				(2,742)
Share issuance - legal settlement	215,901	—	2,170				2,170
Stock-based compensation	—	—	12,876	—	—	—	12,876
Comprehensive income (loss) for the period	—	—	—	(41,652)	(201)	(1,022)	(42,875)
Balance at November 30, 2021	463,802,393	$46	$4,954,547	$9,595	$(527,900)	$36,701	$4,472,989
Share issuance - Breckenridge Acquisition	12,540,479	$2	$114,066	—	—	—	114,068
Share issuance - legal settlement	2,743,485	—	20,000	—	—	—	20,000
Share issuance - options exercised	190,620	—	778	—	—	—	778
Share issuance - RSUs exercised	170,928	—	—	—	—	—	—
Share issuance - purchase of capital and intangible assets	1,289,628	—	12,146	—	—	—	12,146
Stock-based compensation	—	—	9,355	—	—	—	9,355
Comprehensive income (loss) for the period	—	—	—	(8,585)	43,190	(2,928)	31,677
Balance at February 28, 2022	480,737,533	$48	$5,110,892	$1,010	$(484,710)	$33,773	$4,661,013

Balance at May 31, 2022	532,674,887	$53	$5,382,367	$(20,764)	$(962,851)	$42,561	$4,441,366
Share issuance - equity financing	32,481,149	3	129,590	—	—	—	129,593
Shares issued to purchase HEXO convertible note receivable	33,314,412	3	107,269	—	—	—	107,272
HTI Convertible Note - conversion feature	—	—	9,055	—	—	—	9,055
Share issuance - Double Diamond Holdings note	1,529,821	1	5,063	—	—	—	5,064
Share issuance - options exercised	3,777	—	—	—	—	—	—
Share issuance - RSUs exercised	950,893	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(1,189)	—	—	—	(1,189)
Stock-based compensation	—	—	9,193	—	—	—	9,193
Dividends declared to non-controlling interests	—	—	—	—	—	(8,561)	(8,561)
Comprehensive income (loss) for the period	—	—	—	(58,968)	(73,482)	3,839	(128,611)
Balance at August 31, 2022	600,954,939	$60	$5,641,348	$(79,732)	$(1,036,333)	$37,839	$4,563,182
Shares issued to purchase Montauk	1,708,521	—	6,422	—	—	—	6,422
Share issuance - options exercised	4,183	—	—	—	—	—	—
Share issuance - RSUs exercised	237,611	—	—	—	—	—	—
Stock-based compensation	—	—	10,943	—	—	—	10,943
Share issuance - Double Diamond Holdings note	10,276,305	1	38,753	—	—	(32,280)	6,474
Comprehensive income (loss) for the period	—	—	—	(41,723)	(69,463)	7,311	(103,875)
Balance at November 30, 2022	613,181,559	$61	$5,697,466	$(121,455)	$(1,105,796)	$12,870	$4,483,146
Share issuance - RSUs exercised	487,192	—	—	—	—	—	—
Stock-based compensation	—	—	9,630	—	—	—	9,630
Share issuance - Double Diamond Holdings note	4,188,280	1	15,912	—	—	(8,235)	7,678
Preferred share issuance	120,000	—	334	—	—	—	334
Comprehensive income (loss) for the period	—	—	—	78,507	(1,170,998)	(1,526)	(1,094,017)
Balance at February 28, 2023	617,977,031	$62	$5,723,342	$(42,948)	$(2,276,794)	$3,109	$3,406,771

Included in common stock is 120,000 of Series A preferred stock with par value of $0 as described in Note 13 (Stockholders’ equity). The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the nine months
	ended February 28,
	2023	2022
Cash used in operating activities:
Net (loss) income	$(1,323,181)	$23,668
Adjustments for:
Deferred income tax recovery	(29,537)	(17,296)
Unrealized foreign exchange loss	13,711	1,699
Amortization	101,156	113,824
Loss (gain) on sale of capital assets	(2)	(631)
Inventory valuation write down	55,000	12,000
Impairments	1,115,376	—
Other non-cash items	12,933	962
Stock-based compensation	29,766	27,025
Loss (gain) on long-term investments & equity investments	2,843	(2,401)
Loss (gain) on derivative instruments	13,534	(210,653)
Change in fair value of contingent consideration	563	(29,065)
Change in non-cash working capital:
Accounts receivable	18,053	(458)
Prepaids and other current assets	(32,680)	(953)
Inventory	(11,808)	(16,512)
Accounts payable and accrued liabilities	(1,419)	(57,947)
Net cash used in operating activities	(35,692)	(156,738)
Cash used in investing activities:
Investment in capital and intangible assets	(8,394)	(28,470)
Proceeds from disposal of capital and intangible assets	2,175	11,526
Purchase of marketable securities, net	(243,186)	—
Net cash paid for business acquisition	(28,122)	326
Net cash used in investing activities	(277,527)	(16,618)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	129,593	—
Shares effectively repurchased for employee withholding tax	(1,189)	(3,149)
Proceeds from long-term debt	1,288	—
Repayment of long-term debt and convertible debt	(64,658)	(34,570)
Repayment of lease liabilities	(1,114)	(4,672)
Net increase in bank indebtedness	2	8,779
Net cash provided by (used in) financing activities	63,922	(33,612)
Effect of foreign exchange on cash and cash equivalents	(1,615)	(2,284)
Net decrease in cash and cash equivalents	(250,912)	(209,252)
Cash and cash equivalents, beginning of period	415,909	488,466
Cash and cash equivalents, end of period	$164,997	$279,214

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation and summary of significant accounting policies

The accompanying unaudited condensed interim consolidated financial statements (the “financial statements”) reflect the accounts of the Company for the quarterly period ended February 28, 2023. The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements (the “Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2022 (the “Annual Report”). These unaudited condensed interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

On February 10, 2023, the Company divested its ownership interest in ASG Pharma Ltd., a wholly-owned subsidiary incorporated in Malta, and, therefore, it is no longer consolidated in the Company's results. The Company recognized a gain of $312 in other non-operating (losses) gains, net as a result of the disposal.

Marketable Securities

We classify term deposits and other investments that have maturities of greater than three months but less than one year as marketable securities. The fair value of marketable securities is based on quoted market prices for publicly traded securities. Marketable securities are carried at fair value with changes in fair value recorded in the statement of net loss and comprehensive loss, within the line, “Non-operating income (expense)”.

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

Convertible notes receivable

Convertible notes receivable include various investments in which the Company has the right, or potential right to convert the indenture into common stock of the investee and are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders' equity until realized. We use judgement to assess convertible notes receivables for impairment at each measurement date. Convertible notes receivables are impaired when a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the statements of loss and comprehensive loss and a new cost basis for the investment is established. We also evaluate whether there is a plan to sell the security, or it is more likely than not that we will be required to sell the security before recovery. If neither of the conditions exist, then only the portion of the impairment loss attributable to credit loss is recorded in the statements of net loss and the remaining amount is recorded in other comprehensive income (loss).

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

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three and nine months ended February 28, 2023, the dilutive potential common share equivalents outstanding consist of the following: 16,431,876 common shares from RSUs, 4,660,046 common shares from share options, 6,209,000 common shares from warrants and 36,388,651 common shares from convertible debentures payable.

Revenue

On July 12, 2022, the Company and HEXO entered into various commercial transaction agreements, as described in Note 23 (Segment reporting), which includes an advisory services arrangement.  Revenue is recognized as the advisory services are provided to HEXO. Payments received for the services in advance of performance are recognized as a contract liability.

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

New accounting pronouncements not yet adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Subtopic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. ASU 2021-08 is effective for the Company beginning June 1, 2023. This update will be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

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

Note 2. Inventory

Inventory consisted of the following:

	February 28,	May 31,
	2023	2022
Plants	$13,566	$14,521
Dried cannabis	84,066	116,739
Cannabis trim	591	592
Cannabis derivatives	8,557	24,685
Cannabis vapes	2,631	542
Packaging and other inventory items	17,621	21,691
Wellness inventory	12,797	13,275
Beverage alcohol inventory	30,100	27,840
Distribution inventory	32,871	25,644
Total	$202,800	$245,529

During the three and nine months ended February 28, 2023, the Company recorded charges of $55,000 for an inventory valuation adjustment as a component of cannabis cost of good sold, compared to $nil and $12,000 for the three and nine months ended February 28, 2022. This charge was driven by the decision of management to repurpose a portion of our existing supply of dried cannabis inventory.

Note 3. Capital assets

Capital assets consisted of the following:

	February 28,	May 31,
	2023	2022
Land	$29,056	$31,882
Production facility	353,630	453,412
Equipment	199,453	254,486
Leasehold improvement	7,764	7,455
Construction in progress	8,909	7,505
	$598,812	$754,740
Less: accumulated amortization	(173,549)	(167,241)
Total	$425,263	$587,499

The Company recorded non-cash impairments of $81,500 on its production facility in Canada and $22,500 on its equipment for the three and nine months ended February 28, 2023, which the Company has temporarily made idle in order to reduce cultivation costs and right-size the Company's production to align with current and projected demand. The impairment was calculated based on the excess of carrying value over fair value which was determined using a market approach. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to the impairment recorded.

Note 4. Intangible Assets

Intangible assets consisted of the following items:

	February 28,	May 31,
	2023	2022
Customer relationships & distribution channel	$613,461	$617,437
Licenses, permits & applications	367,649	377,897
Non-compete agreements	13,644	12,512
Intellectual property, trademarks, knowhow & brands	585,777	634,997
	1,580,531	$1,642,843
Less: accumulated amortization	(170,362)	$(154,124)
Less: impairments	(415,844)	(210,844)
Total	$994,325	$1,277,875

The Company recorded non-cash impairments of $110,000 of its customer relationships & distribution channel, $55,000 of its licenses, permits & applications and $40,000 of its intellectual property, trademarks, knowhow & brands for the three and nine months ended February 28, 2023, as a result of the decline in market share in its Canadian cannabis with certain product lines and customers. As of February 28, 2023, included in licenses, permits & applications is $182,009 of indefinite-lived intangible assets. As of May 31, 2022, there was $248,411 of indefinite-lived intangible assets included in Licenses, permits & applications.

In calculating the impairment amount, using an income approach, the Company used a discount rate of 13.50%, increased from 11.21% used in the May 31, 2022 annual assessment, a terminal growth rate of 2%-5% consistent with the rate used in the May 31, 2022 annual assessment, and an average revenue growth rate of 0%-40% over 5 years to correlate with the cash flows anticipated with the individual intangible assets that were assessed, while these assets have not been assessed individually in the past the associated cash flows were included in the May 31, 2022 goodwill annual assessment which used an average growth rate of 46%. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to the impairment recorded.

Expected future amortization expense for intangible assets as of  February 28, 2023 are as follows:

Amortization
2023 (remaining three months)	$19,443
2024	75,720
2025	72,616
2026	72,616
2027	72,616
Thereafter	499,305
Total	$812,316

Note 5. Goodwill

The following table shows the carrying amount of goodwill by reporting units:

	February 28,	May 31,
Reporting Unit	2023	2022
Cannabis	$2,640,669	$2,640,669
Distribution	4,458	4,458
Beverage alcohol	123,325	102,999
Wellness	77,470	77,470
Effect of foreign exchange	2,210	39,640
Impairments	(842,431)	(223,931)
Total	$2,005,701	$2,641,305

Based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value, coupled with challenging macro-economic conditions, most particularly the rising interest rate environment and slower than anticipated progress in global cannabis legalization,  the Company concluded that it is more likely than not, that the fair value of our reporting units was less than their carrying amounts as at February 28, 2023. Accordingly, the Company valued the fair value of each reporting segment by using the income approach, which estimates the fair value of each reporting unit based on the future discounted cash flows. Upon updating the Company’s forecasted cash flows there were no impairments identified from changes in management’s forecasts, however, due to the increased borrowing rates and the decline of the company’s market capitalization, the Company was led to adjust the Company specific risk premium which resulted in the non-cash impairment charges of $603,500 of cannabis goodwill and $15,000 of wellness goodwill for the three and nine months ended February 28, 2023. The non-cash charge has no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

In the Company's cannabis goodwill assessment the Company used a discount rate of 13.50%, increased from 11.21% used in the May 31, 2022 annual assessment, a terminal growth rate of 5% consistent with the rate used in the May 31, 2022 annual assessment, and an average revenue growth rate of 40% over 5 years as a result of anticipated federal legalization in various countries, decreased from 46% used in the May 31, 2022 annual assessment. A 1% increase in the discount rate would result in an additional $300,000 in impairment, a 1% decrease in the terminal growth rate would result in an additional $250,000 in impairment and a 5% decrease in the average growth rate would result in an additional $200,000 in impairment.

In the Company's wellness goodwill assessment the Company used a discount rate of 11.80%, increased from 10% used in the May 31, 2022 annual assessment, a terminal growth rate of 3% consistent with the rate used in the May 31, 2022 annual assessment, and an average revenue growth rate of 10% over 5 years, consistent with the rate used in the May 31, 2022 annual assessment. A 1% increase in the discount rate would result in an additional $14,000 in impairment, a 1% decrease in the terminal growth rate would result in an additional $10,000 in impairment and a 5% decrease in the average growth rate would result in an additional $5,000 in impairment.

Acquisition of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery)

On December 7, 2021, the Company through its wholly-owned subsidiary Four Twenty Corporation, acquired all the membership interests of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery), a Colorado limited liability company and a leading distilled spirits brand located in Breckenridge, Colorado (the “Breckenridge Acquisition”). In consideration for the Breckenridge Acquisition, the Company paid an aggregate amount equal to $114,068 through the issuance of 12,540,479 shares of Tilray’s Class 2 common shares.

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

The goodwill of $2,797 is primarily related to factors such as synergies and market opportunities and is reported under the Company’s Beverage alcohol segment. Revenue for the Company would have been higher by approximately $6,000 and $12,000 for the three and nine months ended February 28, 2022, if the acquisition had taken place on June 1, 2021. Net loss and comprehensive net loss would have increased by approximately $1,500 and $3,000 for the three and nine months ended February 28, 2022, if the acquisition had taken place on June 1, 2021, primarily as a result of amortization of the intangible assets acquired. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Breckenridge.

Acquisition of Montauk Brewing Company, Inc.

On November 7, 2022, Tilray acquired Montauk Brewing Company, Inc. ("Montauk"), a leading craft brewer in Metro New York located in Montauk, New York (the “Montauk Acquisition”). In consideration for the Montauk Acquisition, the Company paid an initial purchase price of $35,110, which consisted of cash consideration of $28,688 and stock consideration of $6,422 through the issuance of 1,708,521 shares of Tilray's Class 2 common stock. In addition, the stockholders of Montauk shall be eligible to receive additional contingent cash consideration of up to $18,000 in the event that Montauk achieves certain volume and/or EBITDA targets on or before December 31, 2025. The Company determined that the closing date fair value of this contingent consideration was $10,245.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date. During the three months ended February 28, 2023, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets and liabilities assumed, included: (i) an increase in other liabilities of $3,750, related to identified unfavorable contracts with third party production companies; (ii) a decrease in deferred tax liability of $1,031; and (iii) an increase to goodwill of $2,719 due to the incremental period adjustments. The impact of measurement period adjustments to the results of operations was immaterial.

Amount
Consideration
Cash	$28,688
Shares	6,422
Contingent consideration	10,245
Net assets acquired
Current assets
Cash and cash equivalents	1,983
Accounts receivable	1,116
Prepaids and other current assets	467
Inventory	1,570
Long-term assets
Capital assets	420
Customer relationships (15 years)	16,570
Intellectual property, trademarks & brands (15 years)	12,430
Non-compete agreements (5 years)	1,240
Goodwill	20,326
Total Assets	56,122
Current liabilities
Accounts payable and accrued liabilities	1,580
Long-term liabilities
Deferred tax liability	5,437
Other liabilities	3,750
Total liabilities	10,767
Total net assets acquired	$45,355

Revenue for the Company would have been higher by approximately $3,100 and $12,000 for the three and nine months ended February 28, 2023, if the acquisition had taken place on June 1, 2022. Net loss and comprehensive net loss would have increased by approximately $600 and $1,100 for the three and nine months ended February 28, 2023, if the acquisition had taken place on June 1, 2022, primarily as a result of amortization of the intangible assets acquired. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Montauk.

Note 6. Convertible notes receivable

Convertible notes receivable is comprised of the following:

	February 28,	May 31,
	2023	2022
HEXO Convertible Note	$93,675	$-
MedMen Convertible Note	74,681	111,200
Total convertible notes receivable	168,356	111,200
Deduct - current portion	-	-
Total convertible notes receivable, non current portion	$168,356	$111,200

HEXO Corp. ("HEXO")

On July 12, 2022, the Company closed a strategic alliance with HEXO, pursuant to which the Company acquired the HEXO Convertible Note from HT Investments MA LLC (“HTI”). At the time of closing, the HEXO Convertible Note had a principal balance of $173,700, which is to be repaid and or redeemed at 110% of the outstanding principal balance. The purchase price paid to HTI for the HEXO Convertible Note was $157,272. The purchase price paid to HTI was satisfied by Tilray's issuance of (i) a newly-issued $50,000 convertible promissory note ("HTI Convertible Note"), see Note 11 (Convertible debentures payable) and (ii) the remaining balance was paid through the issuance of 33,314,412 shares of Tilray's Class 2 common stock, par value $0.0001 (collectively, the “HTI Share Consideration”). The HEXO Convertible Note bears interest at a rate of 5.0% per annum, calculated daily, which is payable to Tilray on a semi-annual basis. Interest payments made under the HEXO Convertible Note will be paid in cash until July 12, 2023 and, thereafter, such interest shall accrue but be added to the principal amount. The HEXO Convertible Note has a maturity date of May 1, 2026. Subject to certain limitations and adjustments, the HEXO Convertible Note is convertible into HEXO Common Shares at Tilray's option at any time prior to the second scheduled trading day prior to the maturity date, at a conversion price of CAD$5.60 per HEXO Common share as determined the day before exercise, including all capitalized interest. HEXO has the ability to force the conversion if the daily VWAP per common share is equal to or exceeds $42.00 per share for twenty consecutive trading days. The conversion price was updated on December 19, 2022, from CAD$0.40 to CAD$5.60 to reflect HEXO's 14:1 reverse stock split. Under the HEXO Convertible Note, the Company holds a first-priority security interest on substantially all of HEXO’s assets. In the event of a default on the HEXO Convertible Note, the Company would be entitled to exercise its rights as a secured creditor, and the Note would become redeemable at 115% of the outstanding principal balance.

All third-party transaction costs associated with the acquisition of these notes were reimbursed by HEXO. During the three and nine months ended February 28, 2023, in connection with the HEXO Convertible Note, the Company recognized interest income of $2,171 and $5,549 respectively, and an other-than-temporary change in fair value which led to a non-cash impairment to the carrying value of the HEXO Convertible Note, which resulted in a loss of $63,597 for the three and nine months ended February 28, 2023. Due to changes in HEXO operations, which culminated in HEXO's assessment of a going concern issue regarding HEXO's ability to meet their minimum liquidity covenant, resulting in the Company increasing the forfeiture rate to 30% on the HEXO Convertible Note.

The HTI Share Consideration included a purchase price derivative, where the consideration paid is adjusted based on the sum of the VWAP of the Company's common stock for the 44 trading days after the issuance of the shares. The purchase price derivative is settled through the issuance of additional shares of the Company if the share price declined, or a cash payment back to the Company if the share price increased over the applicable period. On issuance this was valued at $nil. The subsequent change in fair value resulted in a gain of $18,256 due to the share price increasing, which was recorded in Transaction (income) costs, and was collected in cash by the Company during the period ended  February 28, 2023.

The fair value of the HEXO Convertible Note was determined using the Black-Scholes model using the following assumptions: the risk-free rate of 3.50%; expected life of the convertible note; volatility of 90% based on comparable companies; forfeiture rate of 30%; dividend yield of nil and the exercise price of the respective conversion feature.

Concurrent with the aforementioned purchase of the HEXO Convertible Note, the Company and HEXO also entered into various commercial transaction agreements as described in Note 23 (Segment reporting).

MedMen Enterprises Inc. (“MedMen”)

On August 31, 2021, the Company issued 9,817,061 shares valued at $117,804 to acquire 68% interest in Superhero Acquisition L.P. (“SH Acquisition”), which purchased a senior secured convertible note (the "MedMen Convertible Note"), together with certain associated warrants to acquire Class B subordinate voting shares of MedMen, in the principal amount of $165,799. The MedMen Convertible Note bears interest at the Secured overnight financing rate ("SOFR") plus 6%, with a SOFR floor of 2.5% and, any accrued interest is added to the outstanding principal amount, and is to be paid at maturity of the MedMen Convertible Note. SH Acquisition was also granted “top-up” rights enabling it (and its limited partners) to maintain its percentage ownership (on an “as-converted” basis) in the event that MedMen issues equity securities upon conversion of convertible securities that may be issued by MedMen. The Company’s ability to convert the MedMen Convertible Note and exercise the Warrants is dependent upon U.S. federal legalization of cannabis (a “Triggering Event”) or Tilray’s waiver of such requirement as well as any additional regulatory approvals. The MedMen Convertible Note has a maturity date of August 17, 2028.

During the three and nine months ended February 28, 2023, in connection with the Medmen Convertible Note, the Company recognized an other-than-temporary change in fair value, which resulted in a non-cash impairment expense of $117,778 which includes the reversal of the fair value adjustments which were previously recorded in accumulated other comprehensive loss. As a result, of the deterioration of capital market conditions from increased interest rates and recent delays in US Federal cannabis legalization, the Company increased the forfeiture rate to 30% on the Medmen Convertible Note and recorded the aforementioned loss on the Medmen Convertible Notes through impairments.

The Company recognized interest income, which is included as part of the convertible debentures in the amount of $3,474 and $10,480 for the three and nine months ended February 28, 2023. The Company also recognized unrealized gain (loss) on convertible notes receivable in other comprehensive income of $82,100 and $70,779 for the three and nine months ended February 28, 2023, $(39,296) and $(56,250) for the three months ended February 28, 2022.

The fair value of the MedMen Convertible Note was determined using the Black-Scholes model using the following assumptions: the risk-free rate of 3.50%; expected life of the convertible note; volatility of 70% based on comparable companies; forfeiture rate of nil; dividend yield of nil; probability of legalization between 0% and 60%; and, the exercise price of the respective conversion feature.

Note 7. Long term investments

Long term investments consisted of the following:

	February 28,	May 31,
	2023	2022
Equity investments measured at fair value	$1,972	$4,347
Equity investments under measurement alternative	5,648	5,703
Total	$7,620	$10,050

Note 8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	February 28,	May 31,
	2023	2022
Trade payables	$67,065	$68,604
Accrued liabilities	68,316	57,497
Accrued payroll and employment related taxes	14,736	17,736
Income taxes payable	9,371	6,150
Accrued interest	3,796	6,772
Other accruals	138	672
Total	$163,422	$157,431

Note 9. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000 which bears interest at the lender’s prime rate plus 75 basis points. As of February 28, 2023, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on that certain real property at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has three operating lines of credit for €8,000, €3,500, and €500 each, which bear interest at Euro Over Night Index Average plus 1.79% and Euro Interbank Offered Rate ("EURIBOR") plus 3.682% respectively. As of February 28, 2023, a total of €7,663 ($8,125) was drawn down from the available credit of €12,000. The operating lines of credit are secured by a security interest in the inventory of CC Pharma GmbH.

Four Twenty Corporation (“420”), a subsidiary of the Company, has a revolving credit facility of $30,000 which bears interest at EURIBOR plus an applicable margin. As of February 28, 2023, the Company has drawn $10,000 on the revolving line of credit. The revolving credit facility is secured by all of 420's assets and includes a corporate guarantee by a subsidiary of the Company.

Note 10. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	February 28,	May 31,
	2023	2022
Credit facility - C$66,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2025	$47,630	$53,720
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$194 including interest, due in July 2033	11,322	12,750
Term loan - C$25,000 - Canadian prime plus 1.50%, compounded monthly, 5-year term with a 15-year amortization, repayable in equal monthly installments of C$190 including interest, due in April 2032	13,447	15,050
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	371	462
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	2,140	2,327
Term loan ‐ €5,000 ‐ EURIBOR plus 1.79%, 5‐year term, repayable in quarterly installments of €250 plus interest, due in December 2023	1,060	1,878
Term loan ‐ €1,500 ‐ EURIBOR plus 1.79%, 1‐year term, repayable in monthly installments of €100 plus interest, due in December 2023	1,064	—
Term loan ‐ €5,000 ‐ EURIBOR plus 2.68%, 5‐year term, repayable in quarterly installments of €250 plus interest, due in December 2023	1,060	1,878
Term loan ‐ €1,500 ‐ EURBIOR plus 2.00%, 5‐year term, repayable in quarterly installments of €98 including interest, due in April 2025	910	1,219
Term loan ‐ €1,500 ‐ EURIBOR plus 2.00%, 5‐year term, repayable in quarterly installments of €98 including interest, due in June 2025	994	1,307
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, with a 10-year amortization, repayable in monthly installments of $57 plus interest, due in October 2030	21,041	21,561
Term loan - $100,000 - EURIBOR rate plus an applicable margin, 3-year term, repayable in quarterly installments of $2,500, due in December 2023	67,500	75,000
Carrying amount of long-term debt	168,539	187,152
Unamortized financing fees	(1,228)	(1,450)
Net carrying amount	167,311	185,702
Less principal portion included in current liabilities	(77,892)	(67,823)
Total noncurrent portion of long-term debt	$89,419	$117,879

On November 28, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) amending and restating the existing credit facility in the aggregate principal amount of C$66,000.  The Amended and Restated Credit Agreement extended the term of the existing credit facility to November 28, 2025. The principal amount of loans outstanding at the time of the amendment was C$66,000.

As of February 28, 2023, the Company was in compliance with all of its covenants under its long-term debt agreements.

Note 11. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	February 28,	May 31,
	2023	2022
HTI Convertible Note	$45,762	$—
5.25% Convertible Notes ("APHA 24")	223,087	216,753
5.00% Convertible Notes ("TLRY 23")	138,320	185,196
Total	407,169	401,949
Deduct - current portion	184,082	-
Total convertible debentures payable, non current portion	$223,087	$401,949

HTI Convertible Note

	February 28,	May 31,
	2023	2022
4.00% Contractual debenture	$50,000	$—
Unamortized discount	(4,238)	—
Net carrying amount	$45,762	$—

On July 12, 2022, the Company issued a $50,000 convertible promissory note to HTI ("HTI Convertible Note"), bearing a 4% interest rate payable on a quarterly basis and having a maturity date of September 1, 2023. The fair value of the conversion feature was determined to be $9,055. Refer to Note 6 (Convertible notes receivable) for additional details on this transaction. HTI may convert the HTI Convertible Note, in whole or in part, at any time prior to the second trading day immediately preceding the maturity date, into shares of Common Stock at a conversion price equal to $4.03, which is calculated as 125% of the closing sale price as of the closing date ( July 12, 2022). In no event will HTI be allowed to effect a conversion of the HTI Convertible Note if such conversion, along with all other shares of Common Stock beneficially owned by HTI and its affiliates, would exceed 9.99% of the outstanding Common Stock (the "Beneficial Ownership Limitation"). If HTI does not elect or is unable to elect to convert under the Beneficial Ownership Limitation the Company will be responsible for repaying the HTI Convertible Note in cash.

APHA 24

	February 28,	May 31,
	2023	2022
5.25% Contractual debenture	$350,000	$350,000
Debt settlement	(90,760)	(90,760)
Fair value adjustment	(36,153)	(42,487)
Net carrying amount	$223,087	$216,753

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

TLRY 23

	February 28,	May 31,
	2023	2022
5.00% Contractual debenture	$277,856	$277,856
Principal amount paid	(138,026)	(88,026)
Unamortized discount	(1,510)	(4,634)
Net carrying amount	$138,320	$185,196

During the nine months ended February 28, 2023, the Company repurchased outstanding TLRY 23 notes in the principal amount of $50,000, in exchange for a purchase price of $48,975. As a result of this transaction, the unamortized discount was reduced by $918 and a gain of $191 was recorded in non-operating income (expense), net.

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

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election (the “cash conversion option”). The initial conversion rate for the convertible notes is 5.9735 shares of common stock per one thousand dollar principal amount of notes, which is equivalent to an initial conversion price of approximately $167.41 per share of common stock, which represents approximately 835,275 shares of common stock, based on the $139,830 aggregate principal amount of convertible notes outstanding as of February 28, 2023. Throughout the term of the TLRY 23, the conversion rate may be adjusted upon the occurrence of certain events.

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

As of February 28, 2023, the Company was in compliance with all the covenants set forth under the TLRY 23. The effective interest rate on the debt is 6.9%, the Company recognized interest expense of $1,748 and $6,077 and amortized discount interest of $630 and $2,169 for the three and nine months ended February 28, 2023.

Note 12. Warrant liability

As of February 28, 2023 and May 31, 2022, there were 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring March 17, 2025. Each warrant is exercisable for one common share of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the nine months ended February 28, 2023, the Company issued shares which triggered the anti-dilution price protection feature lowering the exercise price to $3.15. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

The Company estimated the fair value of the warrant liability at February 28, 2023 at $1.19 per warrant using the Black Scholes pricing model (Level 3) with the following assumptions: Risk-free interest rate of 3.94%, expected volatility of 70%, expected term of 2.55 years, strike price of $3.15 and fair value of common stock of $2.83.

Expected volatility is based on both historical and implied volatility of the Company’s common stock.

Note 13. Stockholders' equity

Series A Preferred Stock

On February 21, 2023, in connection with the issuance of the Consideration Shares, Tilray filed a certificate of designation (the "Certificate of Designation") with the Secretary of State of the State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the shares of the Series A Preferred Stock.

General; No Transferability. Shares of Series A Preferred Stock will be uncertificated and represented in book-entry form. No shares of Series A Preferred stock may be transferred by the holder thereof.

Voting Rights. The Certificate of Designation provides that each share of Preferred Stock will have 1,000 votes and will vote together with the outstanding shares of Class 2 common stock as a single class exclusively with respect to any proposal to adopt amendments to the Company’s amended and restated certificate of incorporation (as amended) (collectively, the “Charter Amendments”) by (a) eliminating provisions relating to the Company’s Class 1 common stock, par value $0.0001 per share (the “Class 1 Common Stock”), in connection with the previous automatic conversion of all issued and outstanding shares of Class 1 Common Stock into shares of Class 2 Common Stock, (b) reclassifying the authorized shares of Class 1 Common Stock as Class 2 Common Stock, and (c) adding a provision to automatically reclassify each issued and outstanding share of Class 2 Common Stock as one share of common stock, par value $0.0001, of the Company (“Common Stock”), the cumulative result being the Company having only two classes of stock authorized for issuance — common stock and preferred stock.

The Series A Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of Class 2 Common Stock are voted. The Series A Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

Dividends. Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Class-2-Common-Stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the Class 2 Common Stock when, as and if such dividends are paid on shares of the Class 2 Common Stock.  No other dividends shall be paid on shares of Series A Preferred Stock.

Rank Liquidation. The Series A Preferred Stock ranks pari passu with the Class 2 Common Stock as to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

Automatic Conversion. Upon the closing of the polls at any meeting of the Company’s stockholders held for the purpose of voting on the Charter Amendments (taking into account any adjournment or postponement thereof), each issued and outstanding share of Series A Preferred Stock will, without any further action on the part of the holder thereof or the Company, automatically be converted (the “Automatic Conversion”) into a number of fully paid and nonassessable shares of Common Stock as determined by dividing the Stated Value (as defined by the Certificate of Designation) by the Conversion Price then in effect.  The conversion price per share upon an Automatic Conversion for the Series A Preferred Stock shall be the Stated Value of such share, subject to adjustment in the event that the Conversion Price then in effect is equal to or less than the Minimum Price, as defined in Nasdaq Listing Rule 5635(d)(1)(A) (the “Conversion Price”) see Note 24 (Subsequent events).

Issued and outstanding

As of February 28, 2023, the Company had 990,000,000 shares authorized to be issued, of which 243,333,333 are Class 1 shares, with nil shares issued and outstanding, 736,666,667 are Class 2 shares, with 613,181,559 shares issued and outstanding and 10,000,000 are Series A Preferred Stock with 120,000 shares issued and outstanding.

During the nine months ended February 28, 2023, the Company issued the following Class 2 shares:

a)

32,481,149 shares under its At-the-Market (“ATM”) program for gross proceeds of $132,238. The Company paid $2,645 in commissions and other fees associated with these issuances for net proceeds of $129,593.

b)	33,314,412 shares to purchase the HEXO convertible notes receivable.
c)	15,994,406 shares to settle amounts owed to the non-controlling shareholders of Aphria Diamond in the amount of $59,731.
d)	1,683,656 shares for the exercise of various stock-based compensation awards.
e)	1,708,521 shares issued to acquire Montauk Brewing Company Inc.

During the nine months ended February 28, 2023, the Company issued the following Series A preferred stock shares:

a)	120,000 shares to settle amounts owed to the non-controlling shareholders of Aphria Diamond in the amount of $334

The Company maintains stock-based compensation plans as disclosed in our Annual Financial Statements. For the three and nine months ended February 28, 2023, the total stock-based compensation was $ 9,630 and $ 29,766, whereas for the three and nine months ended  February 28, 2022, total stock based compensation was $9,355 and $27,025 respectively.

During the three and nine months ended February 28, 2023, the Company granted nil and 6,004,995 time-based RSUs and nil and 2,634,744 performance based RSUs ( February 28, 2022 - nil and 69,508 time-based RSUs and nil and 1,414,666 performance based RSUs). The Company's total stock-based compensation expense recognized is as follows:

	For the three months		For the nine months
	ended February 28,		ended February 28,
	2023	2022	2023	2022
Stock options	$20	$273	$644	$4,968
RSUs	9,610	9,082	29,122	22,057
Total	$9,630	$9,355	$29,766	$27,025

Note 14. Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss includes the following components:

		Unrealized
	Foreign	loss on
	currency	convertible
	translation	notes
	gain (loss)	receivables	Total
Balance May 31, 2022	$54,413	$(75,177)	$(20,764)
Other comprehensive loss	(56,443)	(2,525)	(58,968)
Balance August 31, 2022	$(2,030)	$(77,702)	$(79,732)
Other comprehensive loss	(24,080)	(17,643)	(41,723)
Balance November 30, 2022	$(26,110)	$(95,345)	$(121,455)
Other comprehensive (loss) reversal	(16,838)	95,345	78,507
Balance February 28, 2023	$(42,948)	$—	$(42,948)

Note 15. Non-controlling interests

The following tables summarize the information relating to the Company’s subsidiaries, SH Acquisition (68%), CC Pharma Nordic ApS (75%), Aphria Diamond (51%), and ColCanna S.A.S. (90%) before intercompany eliminations.

Summary of balance sheet information of the entities in which there is a non-controlling interest as of February 28, 2023:

	SH	CC Pharma	Aphria	ColCanna	February 28,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Current assets	$—	$163	$94,103	$157	$94,423
Non-current assets	74,681	—	139,749	3,025	217,455
Current liabilities	—	(713)	(13,468)	(39)	(14,220)
Non-current liabilities	—	(405)	(176,071)	(6,455)	(182,931)
Net assets	$74,681	$(955)	$44,313	$(3,312)	$114,727

Summary of balance sheet information of the entities there is a non-controlling interest as of May 31, 2022:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2022
Current assets	$—	$485	$20,546	$193	$21,224
Non-current assets	111,200	158	152,786	93,738	357,882
Current liabilities	—	(642)	(63,196)	(53)	(63,891)
Non-current liabilities	—	(410)	(29,653)	(6,537)	(36,600)
Net assets	$111,200	$(409)	$80,483	$87,341	$278,615

Summary of income statement information of the entities in which there is a non-controlling interest for the nine months ended February 28, 2023:

	SH	CC Pharma	Aphria	ColCanna	February 28,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Revenue	$—	$126	$98,960	$—	$99,086
Total expenses	107,297	659	54,285	91,026	253,267
Net (loss) income	(107,297)	(533)	44,675	(91,026)	(154,181)
Other comprehensive (loss) income	70,778	(13)	(707)	373	70,431
Net comprehensive (loss) income	$(36,519)	$(546)	$43,968	$(90,653)	$(83,750)
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(11,686)	(137)	21,544	(9,065)	656
Additional income attributable to NCI	—	—	8,968	—	8,968
Net comprehensive (loss) income attributable to NCI	$(11,686)	$(137)	$30,512	$(9,065)	$9,624

Summary of income statement information of the entities in which there is a non-controlling interest for the nine months ended February 28, 2022:

	SH	CC Pharma	Aphria	ColCanna	February 28,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2022
Revenue	$—	$354	$88,470	$—	$88,824
Total expenses	(7,568)	431	47,841	(192)	40,512
Net (loss) income	7,568	(77)	40,629	192	48,312
Other comprehensive (loss) income	(55,601)	30	(2,509)	(2,203)	(60,283)
Net comprehensive (loss) income	$(48,033)	$(47)	$38,120	$(2,011)	$(11,971)
Non-controlling interest %	32%	25%	49%	10%	NA
Net comprehensive (loss) income	$(15,371)	$(12)	$18,679	$(201)	$3,095

Note 16. Income taxes

The determination of the Company’s overall effective tax rate requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. The effective tax rate reflects the income earned and taxed in various United States federal, state, and foreign jurisdictions. Tax law changes, increases and decreases in temporary and permanent differences between book and tax items, valuation allowances against the deferred tax assets, stock-based compensation, amortization of intangibles, and the Company’s change in income in each jurisdiction all affect the overall effective tax rate. It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company reported income tax recovery of $(10,811) and $(15,313) for the three and nine months ended February 28, 2023, and income tax recovery of $(1,830) and $(2,739) for the three and nine months ended February 28, 2022. The income tax expense in the current period varies from the US statutory income tax rate and prior period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 17. Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt, refer to Note 10 (Long-term debt), convertible notes, refer to Note 11 (Convertible debentures payable), material purchase commitments and construction commitments as follows:

	Total	2024	2025	2026	2027	Thereafter
Long-term debt repayment	$168,539	$77,892	$11,157	$40,435	$4,743	$34,312
Convertible notes	449,070	189,830	259,240	—	—	—
Material purchase obligations	26,878	19,946	5,515	840	239	338
Construction commitments	5,433	5,433	—	—	—	—
Total	$649,920	$293,101	$275,912	$41,275	$4,982	$34,650

The following table presents the future undiscounted payment associated with lease liabilities as of February 28, 2023:

Operating
leases
2023	$3,979
2024	3,337
2025	3,521
2026	3,417
Thereafter	4,928
Total minimum lease payments	$19,182
Imputed interest	(8,056)
Obligations recognized	$11,126

Legal proceedings

There have been no material changes from the legal proceedings since our fiscal quarter ended November 30, 2022, except with respect to certain aspects of the legal proceedings disclosed below:

Class Action Suits and Stockholder Derivative Suits

Approved Settlement of Tilray Brands, Inc. Reorganization Litigation (Delaware, New York) – Special Litigation Committee

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

In August 2021, the Company’s Board of Directors established a Special Litigation Committee (the “SLC”) of independent directors to re-assert director control and investigate the derivative claims in this litigation matter. The SLC has appointed the law firm Wilson Sonsini to assist the SLC with an ongoing investigation of the underlying claim and determine whether continued prosecution of such claims was in the best interests of the Company.

On May 27, 2022, the SLC informed the Court that it had completed its investigation; determined not to seek dismissal of the Action; and confirmed its determination that the Company had suffered significant damages and that the SLC would pursue claims to recover appropriate amounts for the Company's benefit. Thereafter, the SLC, all of the Defendants, and certain non-parties participated in two mediation sessions before former Chancellor of the Delaware Court of Chancery Andre G. Bouchard.

On July 15, 2022, the SLC reached an agreement in principle with the Defendants and certain of the non-parties, and their respective insurers, to resolve the claims asserted in the Action in exchange for an aggregate amount of $26,900 to be paid to Tilray plus mutual releases. The SLC subsequently reached a further agreement with an additional non-party and plaintiffs to settle the entire Action. On December 20, 2022, the parties submitted to the Delaware Court of Chancery a Stipulation and Agreement of Compromise, Settlement, and Release ("SLC Settlement") which provided for, among other things, an aggregate cash amount of $39,900 to be paid to Tilray in exchange for mutual releases. Tilray stockholders will not receive any direct payment from the SLC Settlement.  The SLC Settlement was formally approved by the Delaware Court following a hearing on February 27, 2023, and Tilray received the settlement proceeds following such approval.

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

Included in Litigation (recovery) costs is $33,000 relating to the SLC Settlement (net of costs) and expense accruals equaling $25,000 to cover various ongoing litigation matters that are probable and estimable, for the three and nine months ended February 28, 2023.

Note 18. Net revenue

The Company reports its net revenue in four reporting segments: cannabis, distribution, beverage alcohol and wellness.

Net revenue is comprised of:

	For the three months		For the nine months
	ended February 28,		ended February 28,
	2023	2022	2023	2022
Cannabis revenue	$61,118	$69,178	$203,503	$232,540
Cannabis excise taxes	(13,569)	(14,133)	(47,486)	(48,271)
Net cannabis revenue	47,549	55,045	156,017	184,269
Beverage alcohol revenue	21,941	20,473	67,209	51,500
Beverage alcohol excise taxes	(1,301)	(876)	(4,520)	(2,735)
Net beverage alcohol revenue	20,640	19,597	62,689	48,765
Distribution revenue	65,385	62,532	186,158	198,587
Wellness revenue	12,015	14,697	38,072	43,426
Total	$145,589	$151,871	$442,936	$475,047

Note 19. Cost of goods sold

Cost of goods sold is comprised of:

	For the three months		For the nine months
	ended February 28,		ended February 28,
	2023	2022	2023	2022
Cannabis costs	$80,362	$37,042	$137,800	$122,492
Beverage alcohol costs	10,663	8,091	32,932	20,674
Distribution costs	57,964	57,566	165,443	178,093
Wellness costs	8,299	9,343	26,964	30,238
Total	$157,288	$112,042	$363,139	$351,497

Note 20. General and administrative expenses

General and administrative expenses are comprised of:

	For the three months		For the nine months
	ended February 28,		ended February 28,
	2023	2022	2023	2022
Executive compensation	$2,754	$4,238	$9,359	$9,565
Office and general	6,799	4,012	20,011	21,755
Salaries and wages	13,621	14,076	38,407	37,536
Stock-based compensation	9,630	9,355	29,766	27,025
Insurance	3,159	4,835	8,588	14,461
Professional fees	1,165	3,601	5,385	9,669
Gain on sale of capital assets	(15)	(861)	(2)	(631)
Insurance proceeds	-	(4,032)	-	(4,032)
Travel and accommodation	1,104	1,102	3,484	2,876
Rent	782	2,119	2,387	3,177
Total	$38,999	$38,445	$117,385	$121,401

Note 21. Non-operating income (expense)

Non-operating income (expense) is comprised of:

	For the three months		For the nine months
	ended February 28,		ended February 28,
	2023	2022	2023	2022
Change in fair value of convertible debenture payable	$207	$56,128	$(20,375)	$151,851
Change in fair value of warrant liability	5,256	21,089	6,841	58,802
Foreign exchange loss	(1,955)	(2,548)	(26,621)	(18,452)
Loss on long-term investments	(925)	(3,326)	(2,529)	(6,834)
Other non-operating (losses) gains, net	(1,370)	(306)	(7,545)	962
Total	$1,213	$71,037	$(50,229)	$186,329

     Other non-operating (losses) gains, net for the three and nine months ended February 28, 2023, includes amounts to settle outstanding notes with non-controlling interest shareholders.

Note 22. Fair value measurements

Financial instruments

The Company has classified its financial instruments as described in Note 3 Significant accounting policies in our Annual Financial Statements.

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

At February 28, 2023 the Company had long-term debt of $nil ( May 31, 2022 - $20,358) subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2023 and  May 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				February 28,
	Level 1	Level 2	Level 3	2023
Financial assets
Cash and cash equivalents	$164,997	$—	$—	$164,997
Marketable Securities	243,286	—	—	243,286
Convertible notes receivable	—	—	168,356	168,356
Equity investments measured at fair value	376	1,596	5,648	7,620
Financial liabilities
Warrant liability	—	—	(7,414)	(7,414)
Contingent consideration	—	—	(26,815)	(26,815)
APHA 24 Convertible debenture	—	—	(223,087)	(223,087)
Total recurring fair value measurements	$408,659	$1,596	$(83,312)	$326,943

				May 31,
	Level 1	Level 2	Level 3	2022
Financial assets
Cash and cash equivalents	$415,909	$—	$—	$415,909
Convertible notes receivable	—	—	111,200	111,200
Equity investments measured at fair value	1,878	2,469	5,703	10,050
Financial liabilities
Warrant liability	—	—	(14,255)	(14,255)
Contingent consideration	—	—	(16,007)	(16,007)
APHA 24 Convertible debenture	—	—	(216,753)	(216,753)
Total recurring fair value measurements	$417,787	$2,469	$(130,112)	$290,144

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, debt securities classified as available-for-sale, acquisition-related contingent consideration, and warrant liability.

Convertible notes receivable, and equity investments are recorded at fair value. The estimated fair value is determined using quoted market prices, broker or dealer quotations or discounted cash flows and is classified as Level 3.

Debt securities classified as available-for sale are recorded at fair value. The estimated fair value is determined using the Black-Scholes option pricing model and is classified as Level 2. Certain equity investments recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1.The Company classified securities without a quoted market price as Level 3.

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

The contingent consideration from the acquisitions of SweetWater and Montauk, due in December 2023 and December 2025, respectively and payable in cash, is determined by discounting future expected cash outflows at a discount rate of 5%, and 11.4%, respectively and probability of achievement of 25% and 80%. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3.

The APHA 24 Convertible debentures payable are recorded at fair value. The estimated fair value is determined using the Black-Scholes option pricing model and is classified as Level 3.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

				APHA 24
	Convertible	Warrant	Contingent	Convertible
	notes receivable	Liability	Consideration	Debt	Total
Balance, May 31, 2022	$111,200	$(14,255)	$(16,007)	$(216,753)	$(135,815)
Additions	167,752	—	(10,245)	—	157,507
Unrealized gain (loss) on fair value	70,779	6,841	(563)	(6,334)	70,723
Impairments	(181,375)	—	—	—	(181,375)
Balance, February 28, 2023	$168,356	$(7,414)	$(26,815)	$(223,087)	$(88,960)

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in the consolidated statements of loss and comprehensive loss using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
		Volatility,	70%
APHA Convertible debentures	Black-Scholes	forfeiture rate,	30%
		expected life (in years)	1.3
Warrant liability	Black-Scholes	Volatility,	70%
		expected life (in years)	2.0
Contingent consideration	Discounted cash flows	Discount rate,	5% - 11%
		achievement	25% - 80%
Convertible notes receivable	Black-Scholes	Effective interest rate,	17% - 22%
		conversion	0% - 60%

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

Segment gross profit from external customers:

	For the three months		For the nine months
	ended February 28,		ended February 28,
	2023	2022	2023	2022
Cannabis
Net cannabis revenue	$47,549	$55,045	$156,017	$184,269
Cannabis costs	80,362	37,042	137,800	122,492
Gross profit (loss)	(32,813)	18,003	18,217	61,777
Distribution
Distribution revenue	65,385	62,532	186,158	198,587
Distribution costs	57,964	57,566	165,443	178,093
Gross profit	7,421	4,966	20,715	20,494
Beverage alcohol
Net beverage alcohol revenue	20,640	19,597	62,689	48,765
Beverage alcohol costs	10,663	8,091	32,932	20,674
Gross profit	9,977	11,506	29,757	28,091
Wellness
Wellness revenue	12,015	14,697	38,072	43,426
Wellness costs	8,299	9,343	26,964	30,238
Gross profit	$3,716	$5,354	$11,108	$13,188

Channels of Cannabis revenue were as follows:

	For the three months		For the nine months
	ended February 28,		ended February 28,
	2023	2022	2023	2022
Revenue from Canadian medical cannabis products	$6,035	$7,050	$18,920	$23,353
Revenue from Canadian adult-use cannabis products	45,318	43,504	$156,063	162,632
Revenue from wholesale cannabis products	58	2,804	$686	6,763
Revenue from international cannabis products	9,707	15,820	$27,834	39,792
Less excise taxes	(13,569)	(14,133)	$(47,486)	(48,271)
Total	$47,549	$55,045	$156,017	$184,269

On July 12, 2022, Tilray acquired the HEXO Convertible Note from HTI and also entered into a strategic alliance with HEXO Corp. (“HEXO”) as discussed in Note 6 (Convertible notes receivable) and Note 11 (Convertible debentures payable). In addition, the Company and HEXO entered into various commercial transaction agreements, including (i) an advisory services agreement regarding Tilray’s provision of advisory services to HEXO in exchange for an $18 million annual advisory fee payable to Tilray; (ii) a co-manufacturing agreement providing for third-party manufacturing services between the parties and setting forth the terms of Tilray’s international bulk supply to HEXO; and (iii) a procurement and cost savings agreement for shared savings related to specified optimization activities, procurement, and other similar cost savings realized by the parties as a result of the foregoing commercial arrangements.

Included in revenue from Canadian adult-use cannabis is $8,667 and $24,302 of advisory services revenue for the three and nine months ended February 28, 2023 from the aforementioned HEXO commercial transaction agreements.

Geographic net revenue:

	For the three months		For the nine months
	ended February 28,		ended February 28,
	2023	2022	2023	2022
North America	$70,463	$73,234	$228,866	$236,220
EMEA	71,111	74,671	199,867	225,596
Rest of World	4,015	3,966	14,203	13,231
Total	$145,589	$151,871	$442,936	$475,047

Geographic capital assets:

	February 28,	May 31,
	2023	2022
North America	$313,233	$464,370
EMEA	108,944	119,409
Rest of World	3,086	3,720
Total	$425,263	$587,499

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the three and nine months ended February 28, 2023 and 2022, there were no major customers representing greater than 10% of our quarterly revenues.

Note 24. Subsequent Events

Charter Amendments

On March 16, 2023, the Company's stockholders formally approved the Company's proposal to amend its certificate of incorporation (the "Charter Amendments"). The Charter Amendments modified the Company's existing certificate of incorporation by canceling the Class 1 Common Stock and re-allocating such authorized shares to Class 2 Common Stock.  In addition, the Charter Amendments reclassified each issued and outstanding share of Class 2 Common Stock as one share of Common Stock, par value $0.0001, of the Company (“Common Stock”). The cumulative effect of the Charter Amendments is that the Company currently has two classes of authorized stock — Common Stock and preferred stock. All of the issued and outstanding Series A Preferred Stock automatically converted into the Company’s common stock following the approval of the Charter Amendments by the vote of the Company’s stockholders.  There are no outstanding Series A Preferred Stock following such automatic conversion.

Arrangement Agreement with HEXO Corp.

On April 10, 2023, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with HEXO Corp. (“HEXO”), pursuant to which Tilray agreed to acquire all of the issued and outstanding common shares of HEXO pursuant to a plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”). Under the terms of the Arrangement Agreement, each outstanding common share of HEXO outstanding immediately prior to the effective time of the Arrangement is expected to be transferred to Tilray in exchange for 0.4352 of a share of Tilray Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Interim Consolidated Financial Statements and the related Notes thereto for the period ended February 28, 2023 contained in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K as amended for the fiscal year ended May 31, 2022. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Trends and Other Factors Affecting Our Business

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve at a rapid pace during the early periods following the federal legalization of adult-use cannabis. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the industry:

-

Price compression. We have historically seen price compression in the market, when compared to the prior fiscal year, which was driven by intense competition from the approximately 1,000 Licensed Producers in Canada. The price compression year over year has reduced the Company's revenue by approximately $3 million and $28 million for the three and nine months ended February 28, 2023.

-

Excise taxes. Given the impacts of the above-referenced price compression, excise tax has grown to become a larger component of net revenue as it is predominantly computed as a fixed price on grams sold rather than as a percentage of the selling price. The Cannabis Council of Canada has formed an Excise Task Force to present these challenges to the Ministry of Finance in Canada and continues to pursue reform. Additionally, as many as two-thirds of Canadian licensed producers had excise tax deficits owed, which they were unable to pay on time. The Company believes this will be a key element of potential consolidation in the industry and we believe long term there is a possibility of some level of reform but it will likely not occur in the next 12 months;

-

Market share. Tilray continues to maintain its market leadership position in Canada. However, we experienced a minor decline from 8.3% to an 8.1% market share, from the immediately preceding quarter, as reported by Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate. The Company continues to experience challenges in Quebec as the product listing submissions made in the last quarter were accepted but offset by further product rationalizations by the board due to increased competition of new entrants in the Quebec market. As a result, the Company is continuing to focus on growing its share in more efficient markets such as Ontario and British Columbia where share has already begun to increase; and

-

Change in potency preferences. Evolving consumer demand for higher potency products has caused a substantial shift in consumer purchasing patterns. We revised our flower strategy to remain innovative and evolve with the industry, launching a large volume of new beta flower strains in the current year which continue to be newly listed in the provinces during the remainder of the fiscal year to contend with this change in demand.

These identified trends have had impacts on the current period results of operations and are discussed in greater detail in the respective section.

International cannabis market trends:

The cannabis industry in Europe is in its early stages of development whereby countries within Europe are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Czech Republic), some are engaging in an experiment for adult-use (Netherlands, Switzerland) and some are debating regulations for cannabinoid-based medicine (France, Spain, Italy, and the United Kingdom). In Europe, we believe that, despite continuing COVID-19 pressure and the Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. We also continue to believe that Tilray remains uniquely positioned to maintain and gain significant market share in these markets with its infrastructure and its investments, which is comprised of two EU-GMP cultivation facilities within Europe located in Portugal and Germany, our distribution network and our demonstrated commitment to the availability, quality and safety of our cannabinoid-based medical products. Today, Germany remains the largest medical cannabis market in Europe.

The following is a summary of the state of cannabis legalization within Europe:

Germany. The new coalition government led by chancellor Olaf Schulz declared its intention to legalize adult-use cannabis use, which aims to regulate the controlled dispensing of cannabis for adult-use consumption. In late October 2022, the German government published key details of its plan to legalize and regulate adult-use cannabis, including what Health Minister Karl Lauterbach described as “complete” cultivation within the country. Subsequently, Lauterbach announced that a first draft of the proposed regulations shall be issued in the first quarter of calendar year 2023, which will be evaluated by the European Union Commission in a formal notification procedure. To date, a draft of the proposed regulations has not yet been issued. Recently, Mr. Lauterbach advised that the proposal had been revised and that the new plan is a two-part model, which appears to be designed in order to legalize cannabis as broadly as possibly without running afoul of European Union rules. We continue to believe that Tilray is well-positioned in Germany to provide consistent and sustainable cannabis products for the adult-use market whether only in-country cultivation is permitted or whether imports are also allowed given our Aphria RX facility located in Germany and our EU-GMP-certified production facility in Portugal.

Switzerland. In October 2021, Switzerland announced its intention to legalize cannabis by allowing production, cultivation, trade, and consumption. In the meantime, a three-year pilot project commenced on January 30, 2023, which permits selected participants to purchase cannabis for adult-use in various pharmacies in Basel, and more recently in Zurich, to conduct studies on the cannabis market and its impact on Swiss society. It is the first trial for the legal distribution of adult-use cannabis containing THC in Europe.

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

Malta.  In 2021 became the first country in the European Union to legalize personal possession of the drug and permit private “cannabis clubs,” where members can grow and share the drug.

Beverage alcohol market trends:

The beverage alcohol category, while more established, continues to shift with changes in consumer trends for the craft industry. Specifically, based on IRI data for the last 13 weeks ended February 26, 2023, the US beer industry grew 3.3%, with craft beer down 2.9% during the same period Sweetwater however, outperformed both the US craft beer market and the US beer industry in the same period in its core market increasing increased sales 4.8% across the Southeast region, where approximately 70% of the SweetWater’s national beer sales are currently derived. The Company anticipates continuing to grow its beer sales by expanding distribution points of its SweetWater, Green Flash, Alpine and Montauk brands as well as launching innovative products such as hard seltzers, rose beer, lager, hazy IPAs and pale ales to continue to be a market leader in the craft beer industry.

Breckenridge Distillery is a leader in the Colorado bourbon industry and continues to gain market share in both the vodka and gin markets. A primary growth objective is to continue expansion of market share across the United States, as well as expanding the national chains footprint, to maintain a double-digit annual top-line growth. To ensure continued growth in the future, the company is focused on expanding the marketing strategy, highlighting its quality products. Breckenridge Distillery’s commitment to quality has been recognized in recent awards by Whisky Magazine as the World's Best Blended, Best American Blended Malt, Best American Blended Limited Release, and Best American Blended. The overall bourbon market continues to grow, although competition from tequila and RTD’s remains a challenge. The integration of the national distributer agreement signed with RNDC in Fall 2022 has been slow, but will also be a growth driver for the business.

Wellness market trends:

Manitoba harvest’s branded hemp business continues to expand its U.S. and Canadian leading market share position. These market share gains were offset by many customers reducing inventory levels amidst the current economic climate to conserve cash. During the quarter, we launched a new CBD wellness beverage, Happy Flower, during “Dry January” via a direct-to-consumer e-commerce platform. We will look to expand the brand into key markets throughout the remainder of 2023, focusing on states with CBD permissibility and established CBD sales.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in the long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the three and nine months ended February 28, 2023, we incurred $5.4 million of transaction expenses and earned ($3.9) million of transaction income, discussed further below.

Our acquisition and wind down strategy has had a material impact on the Company’s results in the current quarter and we expect will continue to persist into future periods generating accretive impacts for our stockholders. There are currently three primary cost saving initiatives as follows:

●	Tilray and HEXO strategic alliance:

On July 12, 2022, Tilray acquired the HEXO Convertible Note from HTI and entered into a strategic alliance with HEXO Corp. (“HEXO”) as discussed in Note 6 (Convertible notes receivable) and Note 11 (Convertible debentures payable). In addition, Tilray and HEXO entered into various commercial transaction agreements, including (i) an advisory services agreement regarding Tilray’s provision of advisory services to HEXO in exchange for an $18 million annual advisory fee payable to Tilray; (ii) a co-manufacturing agreement providing for third-party manufacturing services between the parties and setting forth the terms of Tilray’s international bulk supply to HEXO; and (iii) a procurement and cost savings agreement for shared savings related to specified optimization activities, procurement, and other similar cost savings realized by the parties as a result of the foregoing commercial arrangements.

Through this strategic alliance, Tilray expects to achieve substantial cash savings and production efficiencies. In the three and nine months ended February 28, 2023, the Company recognized $8.7 million and $24.3 million of advisory services revenue included in Canadian adult-use cannabis revenue. Included in interest expense, net is $2.2 and $5.6 million of interest income for three and nine months ended February 28, 2023. The Company expects to earn approximately $40 million during the first 12 month period in connection with the HEXO Convertible Note, to be reported as $31 million of adult-use cannabis revenue and $9 million of interest income.

●	Cannabis business cost reduction plan:

During our fourth quarter of our fiscal year ended May 31, 2022, the Company launched a $30 million cost optimization plan of our existing cannabis business to solidify our position as an industry leading low-cost producer. The Company took decisive action to manage cash flow amid an evolving retail environment by identifying opportunities to leverage technology, supply chain, procurement, and packaging efficiencies while driving labor savings. In the current period ended February 28, 2023, we have achieved $22.0 million of our cost optimization plan on an annualized run-rate basis of which $12.0 million represented actual cost savings during the period. The amount achieved is comprised of the following items:

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

As disclosed in the preceding quarter, the Company achieved the remainder of the targeted $100 million in cost-saving synergies on an annualized run-rate basis. While this milestone marks the completion of the Tilray and Aphria Arrangement Agreement synergy plan, the Company intends to continue to prioritize cost saving initiatives in the future while remaining committed to our growth plan and vision.

In addition to our cost saving strategies, the Company has also executed the following strategic transactions during the quarter:

●	Beverage Alcohol Acquisitions:

On November 7, 2022, Tilray acquired Montauk Brewing Company, Inc. (“Montauk”), a leading craft brewer company based in Montauk, New York.  As consideration for the acquisition of Montauk, the Company paid an initial purchase price of $35.1 million, which was paid with $28.7 million in cash and $6.4 million from the issuance of 1,708,521 shares of Tilray's Class 2 common stock. In the event that Montauk achieves certain volume and/or EBITDA targets on or before December 31, 2025, the stockholders of Montauk shall be eligible to receive as additional contingent cash consideration of up to $18 million. The Company, determined that the closing date fair value of this contingent consideration was $10.2 million. In connection with this transaction, the Company intends to leverage SweetWater’s existing nationwide infrastructure and Montauk’s northeast influence to significantly expand our distribution network and drive profitable growth in our beverage-alcohol segment. This distribution network is part of Tilray’s strategy to leverage our growing portfolio of CPG brands and ultimately to launch THC-based product adjacencies upon federal legalization in the U.S.

●	Strategic transactions related to facility closures and exits:

In connection with evaluating the profitability of our CC Pharma distribution business, Tilray decided to discontinue its partnership in a medical device reprocessing business given it was not core to CC Pharma's business and was both dilutive from a profitability and cash flow perspective. In connection with evaluating the profitability of our international cannabis business, Tilray also discontinued transactions with one of its customers in Israel as we focus on markets which we believe are more accretive to our profitability and cash flow. In addition, Tilray terminated its relationship with a supplier in Uruguay due to a breach of the underlying contract. During the quarter ended February 28, 2023, the Company sold its interest in ASG Pharma Ltd., a wholly-owned subsidiary incorporated in Malta.

As a result of these strategic business decisions, there were the following impacts on the results for the three and nine months ended February 28, 2023 through the aggregate increase of net loss by $9.3 million, summarized as follows:

-	we recognized a one-time return adjustment of $3.1 million in our international cannabis revenue from a customer in Israel;

-	we recognized a decrease in gross profit of $1.4 million which related to the above mentioned return from a customer in Israel;

-

We recognized restructuring charges of $1.6 million of exit costs and $2.8 million for inventory adjustments from the termination of our producer partnership in Uruguay due to a breach of the underlying contract;

-	there was an increase to office and general expenses of $1.6 million for a bad debt expense related to the aforementioned customer in Israel; and

-	the Company recognized a $2.2 million of restructuring costs as a result of CC pharma discontinuing its partnership in the medical reprocessing business.

-	the Company recognized a $0.3 million gain on the disposal of our investment in ASG Malta in other non-operating (loss) gain, net.

The impacts of the items discussed in this section are assessed further in our analysis of the results of operations below.

Political and Economic Environment

Our results of operations can also be affected by economic, political, legislative, regulatory, legal actions, the global volatility and general market disruption resulting from the global COVID-19 pandemic and geopolitical tensions, such as Russia's incursion into Ukraine. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, and government fiscal policies, and the recent banking credit crises, can have a significant effect on operations. Accordingly, we could be affected by civil, criminal, environmental, regulatory or administrative actions, claims or proceedings.

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months				For the nine months
	ended February 28,		Change	% Change	ended February 28,		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Net revenue	$145,589	$151,871	$(6,282)	(4)%	$442,936	$475,047	$(32,111)	(7)%
Cost of goods sold	157,288	112,042	45,246	40%	363,139	351,497	11,642	3%
Gross profit (loss)	(11,699)	39,829	(51,528)	(129)%	79,797	123,550	(43,753)	(35)%
Operating expenses:
General and administrative	38,999	38,445	554	1%	117,385	121,401	(4,016)	(3)%
Selling	6,452	8,641	(2,189)	(25)%	25,792	25,283	509	2%
Amortization	23,518	24,590	(1,072)	(4)%	71,872	84,345	(12,473)	(15)%
Marketing and promotion	7,354	7,578	(224)	(3)%	23,137	20,163	2,974	15%
Research and development	171	164	7	4%	502	1,464	(962)	(66)%
Change in fair value of contingent consideration	352	(30,747)	31,099	(101)%	563	(29,065)	29,628	(102)%
Impairments	1,115,376	—	1,115,376	NM	1,115,376	—	1,115,376	NM
Litigation (recovery) costs	(5,230)	4,215	(9,445)	(224)%	(1,970)	6,489	(8,459)	(130)%
Restructuring costs	2,663	—	2,663	0%	10,727	795	9,932	1,249%
Transaction (income) costs	5,382	5,023	359	7%	(3,882)	35,653	(39,535)	(111)%
Total operating expenses	1,195,037	57,909	1,137,128	1,964%	1,359,502	266,528	1,092,974	410%
Operating loss	(1,206,736)	(18,080)	(1,188,656)	6,574%	(1,279,705)	(142,978)	(1,136,727)	795%
Interest expense, net	(1,040)	(2,312)	1,272	(55)%	(8,560)	(22,422)	13,862	(62)%
Non-operating (expense) income, net	1,213	71,037	(69,824)	(98)%	(50,229)	186,329	(236,558)	(127)%
Income (loss) before income taxes	(1,206,563)	50,645	(1,257,208)	(2,482)%	(1,338,494)	20,929	(1,359,423)	(6,495)%
Income taxes (recovery)	(10,811)	(1,830)	(8,981)	491%	(15,313)	(2,739)	(12,574)	459%
Net income (loss)	$(1,195,752)	$52,475	$(1,248,227)	(2,379)%	$(1,323,181)	$23,668	$(1,346,849)	(5,691)%

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

	For the three months		For the nine months
	ended February 28,		ended February 28,
(in thousands of U.S. dollars)	2023	2022	2023	2022
Net cannabis revenue	$47,549	$55,045	$156,017	$184,269
Distribution revenue	65,385	62,532	186,158	198,587
Net beverage alcohol revenue	20,640	19,597	62,689	48,765
Wellness revenue	12,015	14,697	38,072	43,426
Cannabis costs	77,604	37,042	137,800	122,492
Beverage alcohol costs	10,663	8,091	32,932	20,674
Distribution costs	57,964	57,566	165,443	178,093
Wellness costs	8,299	9,343	26,964	30,238
Adjusted gross profit (excluding PPA step-up and inventory valuation adjustments) (1)	44,310	39,829	138,020	135,550
Cannabis adjusted gross margin (excluding inventory valuation adjustments) (1)	47%	33%	47%	40%
Beverage alcohol adjusted gross margin (excluding PPA step-up) (1)	53%	59%	53%	58%
Distribution gross margin	11%	8%	11%	10%
Wellness gross margin	31%	36%	29%	30%
Adjusted EBITDA (1)	$14,015	$10,086	39,254	$36,543
Cash and cash equivalents and marketable securities	408,283	279,214	408,283	279,214
Working capital	288,830	413,358	288,830	413,358

(1) Adjusted EBITDA, adjusted gross profit and adjusted gross margin for each of our segments are non-GAAP financial measures. See “Use of Non-GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure.

Segment Reporting

Our reporting segments revenue is comprised of revenues from our cannabis, distribution, beverage alcohol, and wellness operations, as follows:

	For the three months				For the nine months
	ended February 28,		Change	% Change	ended February 28,		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Cannabis business	$47,549	$55,045	$(7,496)	(14)%	$156,017	$184,269	$(28,252)	(15)%
Distribution business	65,385	62,532	2,853	5%	186,158	198,587	(12,429)	(6)%
Beverage alcohol business	20,640	19,597	1,043	5%	62,689	48,765	13,924	29%
Wellness business	12,015	14,697	(2,682)	(18)%	38,072	43,426	(5,354)	(12)%
Total net revenue	$145,589	$151,871	$(6,282)	(4)%	$442,936	$475,047	$(32,111)	(7)%

Our reporting segments revenue using a constant currency(1) are as follows:

	For the three months				For the nine months
	ended February 28,				ended February 28,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Cannabis business	$51,007	$55,045	$(4,038)	(7)%	$164,746	$184,269	$(19,523)	(11)%
Distribution business	70,144	62,532	7,612	12%	211,676	198,587	13,089	7%
Beverage alcohol business	20,640	19,597	1,043	5%	62,689	48,765	13,924	29%
Wellness business	12,385	14,697	(2,312)	(16)%	39,144	43,426	(4,282)	(10)%
Total net revenue	$154,176	$151,871	$2,305	2%	$478,255	$475,047	$3,208	1%

Our geographic revenue is as follows:

	For the three months				For the nine months
	ended February 28,		Change	% Change	ended February 28,		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
North America	$70,463	$73,234	$(2,771)	(4)%	$228,866	$236,220	$(7,354)	(3)%
EMEA	71,111	74,671	(3,560)	(5)%	199,867	225,596	(25,729)	(11)%
Rest of World	4,015	3,966	49	1%	14,203	13,231	972	7%
Total net revenue	$145,589	$151,871	$(6,282)	(4)%	$442,936	$475,047	$(32,111)	(7)%

Our geographic revenue using a constant currency(1) is as follows:

	For the three months				For the nine months
	ended February 28,				ended February 28,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
North America	$73,728	$73,234	$494	1%	$234,951	$236,220	$(1,269)	(1)%
EMEA	75,091	74,671	420	1%	225,075	225,596	(521)	(0)%
Rest of World	5,357	3,966	1,391	35%	18,229	13,231	4,998	38%
Total net revenue	$154,176	$151,871	$2,305	2%	$478,255	$475,047	$3,208	1%

Our geographic capital assets are as follows:

	February 28,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022
North America	$313,233	$464,370	$(151,137)	(33)%
EMEA	108,944	119,409	(10,465)	(9)%
Rest of World	3,086	3,720	(634)	(17)%
Total capital assets	$425,263	$587,499	$(162,236)	(28)%

Cannabis revenue

Cannabis revenue based on market channel is as follows:

	For the three months				For the nine months
	ended February 28,		Change	% Change	ended February 28,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenue from Canadian medical cannabis products	$6,035	$7,050	$(1,015)	(14)%	$18,920	$23,353	$(4,433)	(19)%
Revenue from Canadian adult-use cannabis products	45,318	43,504	1,814	4%	156,063	162,632	(6,569)	(4)%
Revenue from wholesale cannabis products	58	2,804	(2,746)	(98)%	686	6,763	(6,077)	(90)%
Revenue from international cannabis products	9,707	15,820	(6,113)	(39)%	27,834	39,792	(11,958)	(30)%
Total cannabis revenue	61,118	69,178	(8,060)	(12)%	203,503	232,540	(29,037)	(12)%
Excise taxes	(13,569)	(14,133)	564	(4)%	(47,486)	(48,271)	785	(2)%
Total cannabis net revenue	$47,549	$55,045	$(7,496)	(14)%	$156,017	$184,269	$(28,252)	(15)%

Cannabis revenue based on market channel using a constant currency(1) is as follows:

	For the three months				For the nine months
	ended February 28,				ended February 28,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenue from Canadian medical cannabis products	$6,442	$7,050	$(608)	(9)%	$20,093	$23,353	$(3,260)	(14)%
Revenue from Canadian adult-use cannabis products	48,721	43,504	5,217	12%	162,777	162,632	145	0%
Revenue from wholesale cannabis products	62	2,804	(2,742)	(98)%	726	6,763	(6,037)	(89)%
Revenue from international cannabis products	10,269	15,820	(5,551)	(35)%	31,627	39,792	(8,165)	(21)%
Total cannabis revenue	65,494	69,178	(3,684)	(5)%	215,223	232,540	(17,317)	(7)%
Excise taxes	(14,487)	(14,133)	(354)	3%	(50,477)	(48,271)	(2,206)	5%
Total cannabis net revenue	$51,007	$55,045	$(4,038)	(7)%	$164,746	$184,269	$(19,523)	(11)%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis products: Revenue from Canadian medical cannabis products decreased to $6.0 million and $18.9 million for the three and nine months ended February 28, 2023, compared to revenue of $7.1 million and $23.4 million for the prior year same periods. On a constant currency basis revenue from Canadian medical cannabis products decreased to $6.4 million and $20.1 million for the three and nine months ended February 28, 2023, compared to revenue of  $7.1 million and $23.4 million for the prior year same periods. This decrease in revenue from medical cannabis products is primarily driven by increased competition from the adult-use recreational market and its related price compression impacting the medical cannabis market.

Revenue from Canadian adult-use cannabis products: During the three and nine months ended February 28, 2023, our revenue from Canadian adult-use cannabis products increased to $45.3 million and decreased to $156.1 million compared to revenue of $43.5 million and $162.6 million for the prior year same periods. Due to the decline in the Canadian dollar, on a constant currency basis, our revenue from Canadian adult-use cannabis products increased to $48.7 million and increased to $162.8 million for the three and nine months ended February 28, 2023. Included in the current period results was the favorable impact of the HEXO arrangement which resulted in $8.7 million and $24.3 million of advisory services revenue for the three and nine months ended February 28, 2023 that did not occur in the prior period comparative. This increase was offset by the negative impacts of price compression, challenges in the province of Quebec and change in potency preferences for both the three and nine months ended.

Wholesale cannabis revenue: Revenue from wholesale cannabis products decreased to $0.1 million and $0.7 million for the three and nine months ended February 28, 2023, compared to revenue of $2.8 million and $6.8 million for the prior year same periods which is consistent on a constant currency basis. The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales.

International cannabis revenue: Revenue from international cannabis products decreased to $9.7 million and $27.8 million for the three and nine months ended February 28, 2023, compared to revenue of $15.8 million and $39.8 million for the prior year same periods. Given the deterioration of the Euro against the U.S. Dollar in the quarter, on a constant currency basis, revenue from international cannabis products decreased to $10.3 million and $31.6 million from $15.8 million and $39.8 million in the prior year same periods for three and nine months ended February 28, 2023. During the nine month period, the Company recognized a one-time return adjustment of $3.1 million related to a customer in Israel. In addition, the Company had $5.1 million and $9.7 million of revenue in the three and nine months ended February 28, 2022, to Israel, which did not repeat in the current period results given the challenging and severe deterioration of market conditions in Israel.

Distribution revenue

Revenue from Distribution operations increased to $65.4 million and decreased to $186.2 million for the three and nine months ended February 28, 2023 compared to revenue of $62.5 million and $198.6 million for the prior year same periods. Revenue was negatively impacted during both the three and nine month periods from the deterioration of the Euro against the U.S. Dollar in the quarter, which when the impacts are eliminated on a constant currency basis, revenue increased to $70.1 million and $211.7 million for the three and nine months ended February 28, 2023 when compared to prior year same periods. However, this impact is offset in the nine month period increase as there was a flood that occurred in the comparative prior period and forced a business closure for approximately five days leading to a decrease in net revenue in the prior period of almost $5.0 million, which did not recur in the current nine-month period. Additionally, the Company is continuing to prioritize higher margin sales, and as a result of our focus on higher margin sales and capacity constraints, management believes in future periods we can continue to drive larger profit margins despite not increasing revenue in our distribution business as we approach full utilization of our facility.

Beverage alcohol revenue

Revenue from our Beverage operations increased to $20.6 million and $62.7 million for the three and nine months ended February 28, 2023, compared to revenue of $19.6 million and $48.8 million for the prior year same periods. The increase in the three month and nine month period relates primarily to our acquisition of Montauk on November 7, 2022.

Wellness revenue

Our Wellness revenue from Manitoba Harvest decreased to $12.0 million and $38.1 million for three and nine months ended February 28, 2023 compared to $14.7 million and $43.4 million from the prior year same periods. On a constant currency basis for the three and nine months ended February 28, 2023 same periods, Wellness revenue decreased to $12.4 million and $39.1 million from $14.7 million and $43.4 million. The decrease in revenue for the three months ended related to continual changes of inventory management by one of our customers based on a warehousing strategy as well as a decline in sales velocity from a recent price increase required to protect our margin given the inflation on our ingredient costs. The nine month decrease is impacted by the aforementioned items as well as the prior year comparison including a one-off private label sale that did not recur in the current quarter.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

Our gross profit and gross margin for the three and nine months ended February 28, 2023 and 2022, is as follows:

	For the three months				For the nine months
(in thousands of U.S. dollars)	ended February 28,		Change	% Change	ended February 28,		Change	% Change
Cannabis	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Net revenue	47,549	55,045	(7,496)	(14)%	156,017	184,269	(28,252)	(15)%
Cost of goods sold	80,362	37,042	43,320	117%	137,800	122,492	15,308	12%
Gross profit (loss)	(32,813)	18,003	(50,816)	(282)%	18,217	61,777	(43,560)	(71)%
Gross margin	(69)%	33%	(102)%	(309)%	12%	34%	(22)%	(65)%
Inventory valuation adjustments	55,000	—	55,000	NM	55,000	12,000	43,000	358%
Adjusted gross profit (1)	22,187	18,003	4,184	23%	73,217	73,777	(560)	(1)%
Adjusted gross margin (1)	47%	33%	14%	42%	47%	40%	7%	18%
Distribution
Net revenue	65,385	62,532	2,853	5%	186,158	198,587	(12,429)	(6)%
Cost of goods sold	57,964	57,566	398	1%	165,443	178,093	(12,650)	(7)%
Gross profit	7,421	4,966	2,455	49%	20,715	20,494	221	1%
Gross margin	11%	8%	3%	38%	11%	10%	1%	10%
Beverage alcohol
Net revenue	20,640	19,597	1,043	5%	62,689	48,765	13,924	29%
Cost of goods sold	10,663	8,091	2,572	32%	32,932	20,674	12,258	59%
Gross profit	9,977	11,506	(1,529)	(13)%	29,757	28,091	1,666	6%
Gross margin	48%	59%	(11)%	(19)%	47%	58%	(11)%	(19)%
Purchase price accounting step-up	1,009	—	1,009	NM	3,223	—	3,223	NM
Adjusted gross profit (1)	10,986	11,506	(520)	(5)%	32,980	28,091	4,889	17%
Adjusted gross margin (1)	53%	59%	(6%)	(10%)	53%	58%	(5%)	(9%)
Wellness
Net revenue	12,015	14,697	(2,682)	(18)%	38,072	43,426	(5,354)	(12)%
Cost of goods sold	8,299	9,343	(1,044)	(11)%	26,964	30,238	(3,274)	(11)%
Gross profit	3,716	5,354	(1,638)	(31)%	11,108	13,188	(2,080)	(16)%
Gross margin	31%	36%	(5)%	(14)%	29%	30%	(1)%	(3)%
Total
Net revenue	145,589	151,871	(6,282)	(4)%	442,936	475,047	(32,111)	(7)%
Cost of goods sold	157,288	112,042	45,246	40%	363,139	351,497	11,642	3%
Gross profit (loss)	(11,699)	39,829	(51,528)	(129)%	79,797	123,550	(43,753)	(35)%
Gross margin	(8)%	26%	(34)%	(131)%	18%	26%	(8)%	(31)%
Inventory valuation adjustments	55,000	—	55,000	NM	55,000	12,000	43,000	358%
Purchase price accounting step-up	1,009	—	1,009	NM	3,223	—	3,223	NM
Adjusted gross profit (1)	44,310	39,829	4,481	11%	138,020	135,550	2,470	2%
Adjusted gross margin (1)	30%	26%	4%	15%	31%	29%	2%	7%

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

Cannabis gross margin: Gross margin decreased during the three and nine months ended February 28, 2023 to -69% and 12% from 33% and 34% for the prior year same periods. The three and nine month decrease in cannabis gross margin is primarily related to the non-cash inventory valuation allowance that occurred in the current year which was lower in the prior year. Excluding this valuation allowance, adjusted gross margin during the three and nine months ended February 28, 2023 increased to 47% from 33% and increased to 47% from 40% when comparing the same prior year periods. The largest impact on the current period adjusted gross margin is the inclusion of the $8.7 million and $24.3 million of HEXO advisory fee revenue included in cannabis revenue for the three and nine month periods. When this revenue is excluded from this computation, our adjusted cannabis gross margin would have been 35% and 37% for the three and nine month periods. The reason for the decline in the three month period when excluding the impacts from HEXO is attributed to the impacts of price compression as well as a decrease in utilization of our cannabis facilities to manage demand requirements. Additionally during the nine month period, the Company recognized a one-time return as discussed in the international cannabis revenue section that reduced our top line revenue as well as a one-time inventory disposals incurred as exit costs from Israel for a combined impact of reducing gross profit by $1.4 million. Additionally, in the immediately preceding quarter the inventory adjustment of $2.8 million related to Uruguay was reclassified to restructuring costs in the current period. Further impacting the decrease in the adjusted gross cannabis margin is a shift in strategic priorities to focus on pursuing cash flow generating activities. The Company has made the business decision to lower production in our cannabis facilities as a result of slower than anticipated legalization globally. We will continue to prioritize reductions in operational costs as we continue to assess additional potential cost saving initiatives.

Distribution gross margin: Gross margin of 11% and 11% for the three and nine months ended February 28, 2023 increased from 8% and 10% for the same periods in the prior year. The increase in the three and nine month period is attributed to a change in product mix as the Company continues to focus on higher margin sales.

Beverage alcohol gross margin: Gross margin of 48% and 47% for the three and nine months ended February 28, 2023 decreased from 59% and 58% from the same periods in the prior year. Adjusted gross margin of 53% and 53% for the three and nine months ended February 28, 2023 decreased from 59% and 58% from the same periods in the prior year. The decrease in beverage alcohol gross margin for the current three month period is a result of the Montauk acquisition that was not completed in the prior period comparison. The decrease in beverage alcohol gross margin for the nine month period is a result of the Breckenridge and Montauk acquisitions that were not completed in the prior period comparison. Both acquired companies operate at a slightly lower margin than Sweetwater, which contributed to the decrease. Additionally, Sweetwater has expanded operations in Colorado in the current period which has had negative impacts on the margin as it is still in the start-up phase.

Wellness gross margin: Gross margin of 31% and 29% for the three and nine months ended February 28, 2023 decreased from 36% and 30% from the same periods in the prior year. The three and nine month decrease is related to the impacts of higher input costs of seed ingredients as a result of inflation. The Company increased prices in the second quarter to combat the impacts of this inflation and as a result the gross margin has remained consistent from the immediately preceding quarter.

Operating expenses

	For the three months				For the nine months
	ended February 28,		Change	% Change	ended February 28,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
General and administrative	$38,999	$38,445	$554	1%	$117,385	$121,401	$(4,016)	(3)%
Selling	6,452	8,641	(2,189)	(25)%	25,792	25,283	509	2%
Amortization	23,518	24,590	(1,072)	(4)%	71,872	84,345	(12,473)	(15)%
Marketing and promotion	7,354	7,578	(224)	(3)%	23,137	20,163	2,974	15%
Research and development	171	164	7	4%	502	1,464	(962)	(66)%
Change in fair value of contingent consideration	352	(30,747)	31,099	(101)%	563	(29,065)	29,628	(102)%
Impairments	1,115,376	—	1,115,376	0%	1,115,376	—	1,115,376	NM
Litigation (recovery) costs	(5,230)	4,215	(9,445)	(224)%	(1,970)	6,489	(8,459)	(130)%
Restructuring costs	2,663	—	2,663	0%	10,727	795	9,932	1,249%
Transaction (income) costs	5,382	5,023	359	7%	(3,882)	35,653	(39,535)	(111)%
Total operating expenses	$1,195,037	$57,909	$1,137,128	1,964%	$1,359,502	$266,528	$1,092,974	410%

Operating expenses are comprised of general and administrative, share-based compensation, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, impairments, litigation (recovery) costs, restructuring costs and transaction (income) costs. These costs increased by $1,137.1 million to $1,195.0 million and increased by $1,093.0 million to $1,359.5 million for the three and nine months ended February 28, 2023 as compared to $57.9 million and $266.5 million for the same periods of the prior year. This nine month increase was primarily a result of the non-cash impairments recorded in the period described in detail below.

General and administrative costs

During the three and nine months ended February 28, 2023, general and administrative costs increased by 1% and decreased by 3% as compared to the prior year same periods.

	For the three months				For the nine months
	ended February 28,		Change	% Change	ended February 28,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Executive compensation	$2,754	$4,238	$(1,484)	(35)%	$9,359	$9,565	$(206)	(2)%
Office and general	6,799	4,012	2,787	69%	20,011	21,755	(1,744)	(8)%
Salaries and wages	13,621	14,076	(455)	(3)%	38,407	37,536	871	2%
Stock-based compensation	9,630	9,355	275	3%	29,766	27,025	2,741	10%
Insurance	3,159	4,835	(1,676)	(35)%	8,588	14,461	(5,873)	(41)%
Professional fees	1,165	3,601	(2,436)	(68)%	5,385	9,669	(4,284)	(44)%
Gain on sale of capital assets	(15)	(861)	846	(98)%	(2)	(631)	629	(100)%
Insurance proceeds	—	(4,032)	4,032	(100)%	—	(4,032)	4,032	(100)%
Travel and accommodation	1,104	1,102	2	0%	3,484	2,876	608	21%
Rent	782	2,119	(1,337)	(63)%	2,387	3,177	(790)	(25)%
Total general and administrative costs	$38,999	$38,445	$554	1%	$117,385	$121,401	$(4,016)	(3)%

Executive compensation decreased by 35% and 2% in the three and nine months ended February 28, 2023. The three month decrease is due to a change in the executive team structure during the quarter, while the nine month period has remained consistent.

Office and general increased by 69% and decreased by 8% during the three and nine months ended February 28, 2023. The increase for the three months is a result of the acquisition of Montauk, increased operations and some reclassification of other expenses during the period. The offset to this was that in the nine month period, there was a necessary one-time exit costs incurred in our international cannabis business to terminate operations that were no longer accretive to our focus of being free cash flow positive. Specifically, $1.6 million of bad debt expenses were incurred in the period from the discontinuance of business with our aforementioned Israel customer. The Company took this necessary step in order to continue pursuing sustainable growth by focusing on areas of the business that generate positive cash flows. Additionally, $1.6 million of exit costs recognized in the immediately proceeding quarter from our producer partnership in Uruguay were reclassified to restructuring costs in the current period.

Salaries and wages decreased by 3% and increased by 2% during the three and nine months ended February 28, 2023. The decrease is primarily due to our focus on optimizing our cost structure and is offset by the inclusion of Breckenridge employees, who were partially included in the prior period comparison and Montauk employees, who were not included in the prior period comparatives. The Company’s headcount remained consistent with approximately 1,700 employees compared to 1,800 employees as of February 28, 2022.

The Company recognized stock-based compensation expense of $9.6 million and $29.8 million for the three and nine months ended February 28, 2023 compared to $9.4 million and $27.0 for the same periods in the prior year. The balance has remained relatively consistent period over period as this is based on the time based vesting schedules.

Insurance expenses decreased by 35% and 41% for the three and nine months ended February 28, 2023 to $3.2 million and $8.6 million from $4.8 million and $14.5 million from the same periods in the prior year. This item was a target of the Tilray-Aphria Arrangement Agreement synergies.

Gain on sale of capital assets decreased to ($0.0) million and ($0.0) million for the three and nine months ended February 28, 2023 compared to ($0.6) million and ($0.9) million for the prior year same periods. There were minimal disposals in the three and nine month periods in the current year, which did not recur from the comparative prior period. Additionally, the capital asset disposal of $2.2 million recorded in the immediately preceding quarter has been reclassified in the current period to restructuring costs.

Selling costs

For the three months ended February 28, 2023, the Company incurred selling costs of $6.5 million and $25.8 million or 4.4% and 5.8% of revenue as compared to $8.6 million and $25.3 million and 5.7% and 5.3% of revenue in the prior year periods. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products. The decrease in the three month period was related to the renegotiation of terms in one of our distributor relationships resulting in a one-time credit during the period. This impact was offset in the three and nine month period as a portion of our selling fees with fixed components did not decrease with the decline in our revenue during the quarter. Additionally, there are no selling fees associated with our advisory fee revenue and thus there is no correlation between selling fees and this stream of revenue.

Amortization

The Company incurred non-production related amortization charges of $23.5 million and $71.9 million for the three and nine months ended February 28, 2023 compared to $24.6 million and $84.4 million in the prior year period. The decreased amortization in both the three and nine month periods, is a result of the reduced intangible asset levels.

Marketing and promotion costs

For the three and nine months ended February 28, 2023, the Company incurred marketing and promotion costs of $7.4 million and $23.1 million as compared to $7.6 million and $20.2 million for the prior year periods. The increase in the nine month period is a result of the continued focus of investing in our Canadian cannabis brands by prioritizing our retail partnerships through the education of budtenders. Additionally, the prior year comparative did not include the marketing spend related to Breckenridge for a portion of the prior quarter and Montauk for the full quarter.

Research and development

Research and development costs were $0.2 million and $0.5 million during the three and nine months ended February 28, 2023 compared to $0.2 million and $1.5 million in the prior year period. These relate to external costs associated with the development of new products.

Impairments

Based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value, coupled with challenging macro-economic conditions, most particularly the rising interest rate environment and slower than anticipated progress in global cannabis legalization, the Company concluded that it is more likely than not that indicators of impairment were present. Accordingly, the Company performed the applicable impairment tests by computing the fair value of each reporting segment by using the income approach, and a combination of the income approach and the market approach for all other asset categories identified to have indicators of impairment as summarized below. As a result the Company incurred a non-cash impairment expense for the three and nine months ended February 28, 2023 of $1,115.4 million which is comprised of the following components:

●

Capital asset impairments of $81.5 million on a production facility in Canada and $22.5 million on equipment which the Company has temporarily made idle in order to reduce cultivation costs and right-size the Company's production to align with current and projected demand, as references in Note 3 (Capital assets), and;

●

Intangible asset impairments of $110.0 million on customer relationships & distribution channels, $55.0 million of its licenses, permits & applications and $40.0 million of its intellectual property, trademarks, knowhow & brands, as a result of the decline in market share in its Canadian cannabis with certain product lines and customers, as referenced in Note 4 (Intangible assets), and;

●

Goodwill impairments of $603.5 million in cannabis goodwill and $15.0 million in wellness goodwill, as a result of the increased Company specific risk premium which was driven by increased borrowing rates and the decline of the company’s market capitalization, as referenced in Note 5 (Goodwill), and;

●

Convertible notes receivable impairments of $63.6 million on the HEXO Convertible Notes Receivables due to changes in the HEXO operations, which culminated in HEXO's assessment of a going concern issue primarily surrounding their ability to meet their minimum liquidity covenant and $117.8 million on the Medmen Convertible Notes due to the deterioration of capital market conditions from increased interest rates and recent delays in US Federal cannabis legalization, as referenced in Note 6 (Convertible Notes Receivable), and;

●	Other current assets impairments of $6.5 million.

This non-cash impairment expense has no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

Litigation

For the three and nine months ended February 28, 2023, the Company recorded ($5.2) million, net and ($2.0) million, net, of litigation recovery compared to an expense of $4.2 million and $6.5 million for the three and nine months ended February 28, 2022. The recovery is a result of the proceeds received and accrued for the SLC litigation of $39.9 million, which was received subsequent to quarter-end. These SLC litigation proceeds were offset by judgements, probable and estimated losses as well as ongoing litigation fees.

Restructuring costs

In connection with executing our acquisition strategy and strategic transactions, the Company has incurred non-recurring restructuring and exit costs associated with the integration efforts of these transactions. For the three and nine months ended February 28, 2023, the Company incurred $2.7 million and $10.7 million of restructuring costs compared to $nil and $0.8 million for the three and nine months ended February 28, 2022. The breakdown of the restructuring charges for the three and nine months ended February 28, 2023, are as follows:

In the three month period, the Company incurred $2.7 million of expenses related to severance costs required to right size the Company's production to better align with current demand requirements.

In the nine month period, the Company incurred $1.6 million of exit cost and $2.8 million for inventory adjustments from the termination of our producer partnership in Uruguay due to a breach of the underlying contract in our International cannabis business. Additionally, amounts related to the Tilray-Aphria arrangement agreement for the closure of our Canadian cannabis facility in Enniskillen were reclassified from transaction costs to restructuring costs during the quarter in the amount of $1.4 million.  It is anticipated that there will continue to be additional costs associated with this transaction until the resolution of our lease termination for our Enniskillen facility and the restructuring of Nanaimo facility are completed. The Company also incurred $2.2 million of write-offs from the exit of our medical device reprocessing business in our distribution reporting segment. These one-time non-cash charges were a required exit cost as we determined this business venture was no longer accretive to our focus of being free cash flow positive and is not anticipated to have ongoing expenses.

Transaction (income) costs

Items classified as transaction (income) costs are non-recurring in nature and correspond largely to our acquisition, and synergy strategy. The three and nine months decrease of 7% and 111% from the prior year period is related to the following items:

●	the prior period comparatives included fees related to the MedMen transaction, which has been completed and thus there are no further expected costs to be incurred unless the Triggering Event arises;

●	the fees associated with amending our charter incurred in the current three month period;

●	a non-reimbursed compensation payment of $5.0 million was made as a result of the HEXO transaction in the nine month period;

●

partially offsetting the decrease in the period were the fees incurred for the Montauk acquisition in the current quarter which differed from the fees incurred for the Breckenridge acquisitions which occurred in the prior period comparative; and

●

we recognized a change in fair value of $18.3 million on the HTI Share Consideration's purchase price derivative as a result of an increase in our share price on the shares paid for the HEXO convertible note receivable Note 6 (Convertible notes receivable). This gain was payable to the Company from HTI and was collected in cash during the nine month period. This gain offsets the aforementioned items in the nine month period and contributes to the period over period changes. The Company does not anticipate there to be additional transaction costs related to the HEXO Convertible Note transaction. However, additional costs may be incurred should the Company pursue additional arrangements with HEXO.

Non-operating (expense) income, net

Non-operating (expense) income is comprised of:

	For the three months				For the nine months
	ended February 28,		Change	% Change	ended February 28,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Change in fair value of convertible debenture payable	$207	$56,128	$(55,921)	(100)%	$(20,375)	$151,851	$(172,226)	(113)%
Change in fair value of warrant liability	5,256	21,089	(15,833)	(75)%	6,841	58,802	(51,961)	(88)%
Foreign exchange loss	(1,955)	(2,548)	593	(23)%	(26,621)	(18,452)	(8,169)	44%
Loss on long-term investments	(925)	(3,326)	2,401	(72)%	(2,529)	(6,834)	4,305	(63)%
Other non-operating (losses) gains, net	(1,370)	(306)	(1,064)	348%	(7,545)	962	(8,507)	(884)%
Total non-operating income (expense)	$1,213	$71,037	$(69,824)	(98)%	$(50,229)	$186,329	$(236,558)	(127)%

For the three and nine months ended February 28, 2023, the Company recognized a change in fair value of its convertible debentures payable of $0.2 million and ($20.4) million compared to $56.1 million and $151.9 million in the prior year same periods. The change is driven primarily by the changes in the Company’s share price and the change in the trading price of the convertible debentures payable. Additionally, for the three and nine months ended February 28, 2023, the Company recognized a change in fair value of its warrants, resulting in a gain of $5.3 million and $6.8 million compared to $21.1 million and $58.8 million also as a result of the change in our share price. For the three and nine months ended February 28, 2023, the Company recognized a loss of ($2.0) million and ($26.6) million, resulting from the changes in foreign exchange rates during the period, compared to losses of ($2.5) million and ($18.5) million for the prior year same periods, largely associated with the weakening of the Euro. Lastly, included in other non-operating (losses) gains, net for the three and nine months ended February 28, 2023 was ($1.2) million and ($7.4) million related to a change in fair value on a derivative liability recognized in the three month period that did not occur in the comparative periods.

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

For three and nine months ended February 28, 2023 adjusted EBITDA increased to $14.0 and $39.3 million compared to $10.1 million and $36.5 million from the prior year same periods.

	For the three months				For the nine months
	ended February 28,		Change	% Change	ended February 28,		Change	% Change
Adjusted EBITDA reconciliation:	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Net (loss) income	$(1,195,752)	$52,475	$(1,248,227)	(2,379)%	$(1,323,181)	$23,668	$(1,346,849)	(5,691)%
Income taxes (benefit) expense	(10,811)	(1,830)	(8,981)	491%	(15,313)	(2,739)	(12,574)	459%
Interest expense, net	1,040	2,312	(1,272)	(55)%	8,560	22,422	(13,862)	(62)%
Non-operating income (expense), net	(1,213)	(71,037)	69,824	(98)%	50,229	(186,329)	236,558	(127)%
Amortization	33,769	37,020	(3,251)	(9)%	101,156	113,824	(12,668)	(11)%
Stock-based compensation	9,630	9,355	275	3%	29,766	27,025	2,741	10%
Change in fair value of contingent consideration	352	(30,747)	31,099	(101)%	563	(29,065)	29,628	(102)%
Impairments	1,115,376	—	1,115,376	NM	1,115,376	—	1,115,376	NM
Inventory valuation adjustments	55,000	—	55,000	NM	55,000	12,000	43,000	358%
Purchase price accounting step-up	1,009	—	1,009	NM	3,223	—	3,223	NM
Facility start-up and closure costs	2,100	2,500	(400)	(16)%	6,900	10,400	(3,500)	(34)%
Lease expense	700	800	(100)	(13)%	2,100	2,400	(300)	(13)%
Litigation (recovery) costs	(5,230)	4,215	(9,445)	(224)%	(1,970)	6,489	(8,459)	(130)%
Restructuring costs	2,663	—	2,663	NM	10,727	795	9,932	1,249%
Transaction (income) costs	5,382	5,023	359	7%	(3,882)	35,653	(39,535)	(111)%
Adjusted EBITDA	$14,015	$10,086	$3,929	39%	$39,254	$36,543	$2,711	7%

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

●

Stock-based compensation expenses, which have been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

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

●

Costs incurred to start up new facilities such as Sweetwater Colorado, and to fund emerging market operations such as Malta and our German cultivation facilities and closure costs to run facilities through the wind-down of operations;

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

Liquidity and Capital Resources

We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and make acquisitions. On March 3, 2022, we entered into an at the market offering arrangement (the "ATM Program") pursuant to which we offered and sold our common stock having an aggregate offering price of up to $400 million. The ATM Program was intended to strengthen our balance sheet and improve our liquidity position and was utilized to offer and sell common stock having a total of $400 million for the period through February 28, 2023. The Company fully completed its sales of shares under the ATM Program. In addition, the Company may from time to time use excess cash to repurchase its outstanding convertible debentures payable in open market transactions. We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with received proceeds from the ATM Program and access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs for a short and long term outlook.

For the Company's short-term liquidity requirements, we are focused on generating positive cash flows from operations and being free cash flow positive.  As a result of delays in legalization across multiple markets, management continues to reduce operations, headcount, as well as the elimination of other discretionary operational costs. Some of these actions may be less accretive to our adjusted EBITDA in the short term, however we believe that they will be required for our liquidity aspirations in the near term future. Additionally, the Company continues to invest our excess cash in the short-term in marketable securities which are comprised of U.S. treasury bills and term deposits with major Canadian banks.

For the Company's long-term liquidity requirements, we will be focused on funding operations through profitable organic and inorganic growth through acquisitions. We may need to take on additional debt or equity financing arrangements in order to achieve these ambitions on a long-term basis.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months		For the nine months
	ended February 28,		ended February 28,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$(18,632)	$(46,390)	$(35,692)	$(156,738)
Net cash (used in) investing activities	(4,592)	(1,026)	(277,527)	(16,618)
Net cash (used in) provided by financing activities	(2,442)	(5,565)	63,922	(33,612)
Effect on cash of foreign currency translation	445	412	(1,615)	(2,284)
Cash and cash equivalents, beginning of period	190,218	331,783	415,909	488,466
Cash and cash equivalents, end of period	164,997	279,214	164,997	279,214
Increase (decrease) in cash and cash equivalents	$(25,221)	$(52,569)	$(250,912)	$(209,252)

Cash flows from operating activities

The change in net cash used in operating activities was ($18.6) million and was ($35.7) million for three and nine months ended February 28, 2023 compared to ($63.5) million and ($156.7) million for the prior year same periods. This decrease in cash used in the three and nine month periods was primarily related to improved operating efficiencies realized through our synergy programs, increased management of our working capital requirements and for the nine months ended February 28, 2023, the $18.3 million of the cash collected from the HTI Share Consideration's purchase price derivative.

Cash flows from investing activities

The change in net cash used in investing activities was ($4.6) million and ($277.5) million for three and nine months ended February 28, 2023 compared to ($8.0) million and ($16.6) million for the prior year same periods, and is a result of our purchase of $243.1 million of marketable securities and our acquisition of Montauk Brewing Company Note 5 (Goodwill) which did not occur in the comparative periods

Cash flows from financing activities

The change in cash used in financing activities was ($2.4) million and the change in cash provided by financing activities was $63.9 million for three and nine months ended February 28, 2023  compared to ($25.6) million and ($33.6) million for the prior year same periods. The nine month net cash provided by financing activities was primarily due to the funds received in the current quarter from our ATM program that was not in place for the prior year period. The three month change in cash used in financing activities was from the repurchase of our outstanding convertible debentures payable.

Subsequent Events

Refer to Part I, Financial Information, Note 24 Subsequent Events.

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

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting estimates that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, valuation of inventory, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K as amended for the fiscal year ended May 31, 2022.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in “Part I, Item 1. Note 1 – Basis of presentation and summary of significant accounting policies” to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K as amended for the fiscal year ended May 31, 2022 during the nine months ended February 28, 2023. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K as amended for the fiscal year ended May 31, 2022.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2023, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of Montauk Brewing Company, Inc., which we acquired on November 7, 2022. Montauk Brewing Company, Inc. represented 1.1% of our consolidated assets and 0.6% of our consolidated revenues as of and for the nine months ended February 28, 2023.

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

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K as amended for the fiscal year ended May 31, 2022 includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K, except with respect to the matters disclosed and incorporated herein by reference to Note 17, Commitments and contingencies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

●

In July 2022, we closed on an investment and certain transactions with HEXO Corp. ("HEXO") and we face uncertainty with respect to our ability to realize a return on our investment and achieve expected production efficiencies and cost savings in connection with the commercial transactions with HEXO as well as the Montauk Brewing acquisition.

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

Additional impairments of our goodwill, impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our financial results.

Goodwill, intangible and other long-lived assets comprise a significant portion of our total assets. As of February 28, 2023, our goodwill and intangible assets totaled $2.01 billion and $994.3 million, respectively. We assess or test goodwill for impairment in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”), while our other long-lived assets, including our finite-lived intangible assets, are tested for impairment when circumstances indicate that the carrying amount may not be recoverable. A decrease in our market capitalization or profitability, or unfavorable changes in market, economic or industry conditions could increase the risk of additional impairment.  Any resulting additional impairments could have a negative impact on our stock price.

For the three and nine months ended February 28, 2023, the Company recognized non-cash impairment charges of $603.5 million in cannabis goodwill and $15 million in wellness goodwill, $205 million in intangible assets and $104 million in capital assets. These non-cash impairment charges were a result of a decline in the Company's market value which was determined to be other than temporary, as well as increased borrowing rates which forced the Company to adjust the company specific risk premium.

We will continue to monitor key assumptions and other factors utilized in our goodwill, intangible and other long-lived assets impairment analysis, and if business or other market conditions develop that are materially different than we currently anticipate, we will conduct an additional impairment evaluation. Any reduction in or impairment of the value of goodwill, intangible assets and long-lived assets will result in a charge against earnings, which could have a material adverse impact on our reported financial results.

We may experience difficulties closing the Arrangement and integrating Tilray and HEXO’s operations and realizing the expected benefits of the Arrangement.

The success of the Arrangement will depend in part on our ability to realize the expected operational efficiencies and associated cost synergies and anticipated business opportunities and growth prospects from combining Tilray and HEXO in an efficient and effective manner. We may not be able to fully realize the operational efficiencies and associated cost synergies or leverage the potential business opportunities and growth prospects to the extent anticipated or at all. Additionally, closing of the Arrangement transactions remains subject to the satisfaction of various closing conditions set forth in the Arrangement Agreement.

The Arrangement Agreement was entered into on April 10, 2023, and we are in the early stages of preparing for our anticipated integration efforts assuming the Arrangement is successfully completed. If so, the integration of operations and corporate and administrative infrastructures may require substantial resources and divert management attention. Challenges associated with the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures in accordance with applicable laws. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration efforts.

The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, increased tax costs, inefficiencies, and inconsistencies in standards, controls, information technology systems, policies and procedures, any of which could adversely affect our ability to maintain relationships with employees, customers or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully integrate certain aspects of the operations of Tilray and HEXO or experience delays, we may incur unanticipated liabilities and be unable to fully realize the potential benefit of the revenue growth, synergies and other anticipated benefits resulting from the arrangement, and our business, results of operations and financial condition could be adversely affected.  Even if we are able to successfully close the Arrangement transactions, the foregoing risks for the Company would still exist.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On December 5, 2022, the Company issued 1,979,541 shares of Tilray's Class 2 common stock to Double Diamond Holdings Ltd. ("Double Diamond") in connection with the assignment from Double Diamond to the Company of a promissory note payable by 1974568 Ontario Limited.

On February 21, 2023, the Company issued (i) 2,208,739 shares of Tilray's Class 2 common stock and (ii) 120,000 shares of Tilray Series A preferred stock to Double Diamond in connection with the assignment from Double Diamond to the Company of a promissory note payable by 1974568 Ontario Limited.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Third Amended and Restated Certificate of Incorporation, dated as of March 16, 2023.

3.2	Certificate of Designation of Series A Preferred Stock, dated February 21, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).

10.1*	Promissory note in the amount of $9,264,249.68 payable by 1974568 Ontario Limited.

10.2*	Promissory note in the amount of $6,648,304 payable by 1974568 Ontario Limited.

10.3	Voting Agreement, dated as of February 21, 2023, by and between the Company and Double Diamond Holdings Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: April 10, 2023	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: April 10, 2023	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer