Form 10-K
period 2023-05-31
Tilray Brands, Inc.
filed 2023-07-26
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant’s Common Stock on The Nasdaq Global Select Stock Market on November 30, 2022, was approximately $2.4 billion.

As of July 24, 2023 there were 703,257,224 shares of the Registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended May 31, 2023, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

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

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended  May 31, 2023 (the “Form 10-K”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements  under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; current or future macroeconomic trends; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include, but are not limited to, those identified in this Form 10-K and those discussed in the sections titled “Risk Factor Summary” set forth below, titled “Risk Factors” set forth in Part I, Item 1A of this Form 10-K, and  titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” set forth in Part II, Item 7 of this Form 10-K, as well as our other filings made from time to time with the U.S. Securities and Exchange Commission and in our Canadian securities filings.

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

•

We have an investment and certain arrangement transactions with HEXO Corp. (“HEXO”) and we face uncertainty with respect to our ability to realize a return on our investment and achieve expected production efficiencies and cost savings in connection with the transactions with HEXO as well as the MedMen investment.

•

Additional impairments of our goodwill, impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our financial results.

•	We may experience difficulties integrating Tilray and HEXO’s operations and realizing the expected benefits of the Arrangement.

•	Our business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.

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

Item 1. Business.

Our Company

Tilray Brands, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company”, “Tilray”, “we”, “us” and “our”)  is a leading global cannabis-lifestyle and consumer packaged goods company, which was incorporated on January 24, 2018 and headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia and Latin America that is changing people’s lives for the better – one person at a time – by inspiring and empowering a worldwide community to live their very best life enhanced by moments of connection and wellbeing. Tilray’s mission is to be the most responsible, trusted and market leading cannabis-lifestyle and consumer packaged goods company in the world with a portfolio of innovative, high-quality and beloved brands that address the needs of the consumers, customers and patients we serve. Patients and consumers trust Tilray Brands to be the most responsible, trusted and market leading cannabis consumer products company in the world with a portfolio of innovative, high-quality, and beloved brands that address the needs of the consumers, customers, and patients we serve.  Our business consists of four reporting segments, which are defined by the industry in which we compete, target consumer and need and route-to-market.  These reporting segments consist of medical cannabis, adult-use cannabis, beverage alcohol and wellness.

We were among the first companies to be permitted to cultivate and sell legal medical cannabis. Today, we supply high-quality medical cannabis products to tens of thousands of patients in 21 countries spanning five continents through our global subsidiaries, and through agreements with established pharmaceutical distributors. We are also a leader in the recreational adult-use market in Canada.  In the United States, we are one of the largest craft brewers and have businesses in the distilled spirits and hemp-based foods industries.

On April 30, 2021, Tilray acquired all of the issued and outstanding common shares of Aphria Inc. via a plan of arrangement (the “Arrangement”). The Arrangement brought together two highly complementary businesses to create a leading cannabis-lifestyle and consumer packaged goods company with one of the largest global geographic footprints in the industry.

On November 7, 2022, Tilray acquired Montauk Brewing Company, Inc. ("Montauk"), a leading craft brewer in Metro New York located in Montauk, New York (the “Montauk Acquisition”). Montauk is well-known for its beloved product portfolio, premium price point, and distribution across over 6,400 points of distribution and is a welcomed addition to our growing craft alcohol and beer businesses.

On March 16, 2023, Tilray’s stockholders formally approved a proposal to amend its certificate of incorporation (the “Charter Amendment”), which modified Tilray’s existing certificate of incorporation by canceling its Class 1 Common Stock and re-allocating such authorized shares to Class 2 Common Stock. In addition, the Charter Amendment reclassified each issued and outstanding share of Class 2 Common Stock as one share of Common Stock of Tilray.

On April 10, 2023, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with HEXO Corp. (“HEXO”), pursuant to which Tilray agreed to acquire all of the issued and outstanding common shares of HEXO pursuant to a plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”). This transaction builds on the successful strategic alliance between the two companies and positions Tilray for continued strong growth and market leadership in Canada, the largest federally legal cannabis market in the world. We closed the acquisition of HEXO on June 22, 2023.

Our Strategy and Outlook

Our overall strategy is to leverage our brands, infrastructure, expertise and capabilities to drive market share in the industries in which we compete, achieve industry-leading, profitable growth and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in consumer insights, drive category management leadership and assess growth opportunities with the introduction of new products and entries into new geographies. In addition, we are relentlessly focused on managing our cost of goods and expenses in order to maintain our strong financial position. Finally, our experienced leadership team provides a strong foundation to accelerate our growth. Our management team is complemented by experienced operators, cannabis industry experts, veteran beer and beverage industry leaders and leaders that are well-established in wellness foods, all of whom apply an innovative and consumer-centric approach to our businesses.

To achieve our vision of building the leading global cannabis-lifestyle and consumer packaged goods company that is changing people’s lives for the better – one person at a time – by inspiring and empowering the worldwide community to live their very best life, we will focus on the following strategies:

•

Build global brands that lead in their respective industries by winning the hearts and minds of our consumers and patients. We have a portfolio of marketing leading brands, which are beloved and trusted by our consumers and patients.  Through this extensive portfolio, we seek to continue to build loyalty by providing our consumers and patients with a differentiated and expanded portfolio designed to meet their needs and desires, driven by research and insights.

•

Develop innovative products and form factors that change the way the world consumes cannabis. We plan to continue to develop innovative products that possess the most consumer demand and are truly differentiated from our competitors, while optimizing our cultivation and production facilities. We will continue to invest in innovation in order to continue to provide our patients and consumers with a differentiated portfolio of products that exceeds their expectations and meets their needs.

•

Grow and leverage our investment in craft beer, spirits and hemp-based food.  Within the U.S., our strategic acquisitions of beverage alcohol businesses are the cornerstone of our longer-term U.S. strategy and an important step towards achieving our vision to change people's lives for the better by inspiring and empowering the worldwide community to live their very best life.  In addition to acquiring strong brands and profitable businesses, our strategic investments in beverage alcohol and food in the U.S. provides us with a platform and infrastructure within the U.S. to enable us to access the U.S. market more quickly in the event of federal legalization.  In advance of federal legalization, we are focused on leading the craft beer segment, including growing our SweetWater, Alpine, Green Flash and, most recently, Montauk brands by bringing new consumers into the segment focusing on new product development and innovation that delights our consumers and building brand awareness.  We have also diversified our presence in the beverage alcohol space through the purchase of Breckenridge, known for its award-winning bourbon whiskey collection and innovative craft spirits portfolio.  In addition to driving growth in our beverage alcohol businesses, we also seek to drive growth in our Tilray Wellness platform, which currently consists of our Manitoba Harvest brand and other hemp-based food and ingredients products by leveraging our consumer insights and consumer marketing activities, new product development as well as educating the consumer on the benefits from hemp-based foods. In the event of federal legalization in the U.S., we expect to be well-positioned to compete in the U.S. cannabis market given our existing strong brands and distribution system in addition to our track record of growth in consumer-packaged goods and cannabis products.  Until federal legalization, we intend to continue to diversify and grow our businesses while maximizing their profitability.

•

Expand the availability of high quality, consistent medical cannabis products for patients around the world, wherever they are legal. Since 2014, we have seen an increase in the demand for medical cannabis from both patients, doctors and governments in conjunction with a shift in the medical community, which is increasingly recognizing medical cannabis as a viable option for the treatment of patients suffering from a variety of health conditions. We area focused on driving availability to high-quality medical cannabis that is accessible to all. Internationally, we have made significant investments in our operations within Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands, distribution network in Germany with CC Pharma, and end-to-end European Union Good Manufacturing Practices (“EU-GMP”) supply chain, which includes EU-GMP production facilities in Portugal and Germany. We intend to continue to maximize the utilization of our existing assets and investments in connection with the development and execution of our international growth plans, while leveraging our cannabis expertise and well-established medical brands. Through our well positioned cultivation facilities in Portugal and Germany, we intend to fuel the demand for our EU GMP certified medical grade cannabis internationally. By building on this foundation, we strive to maintain our leadership position in the international cannabis industry.

•

Optimize and drive efficiencies in our global operations with a relentless focus on cost reduction and cash generation.   In each of our pillars, we continuously evaluate our cost structure for efficiencies and synergies and eliminate cost when warranted.  In cannabis, our state-of-the-art facilities are among the lowest cost production operations with the capabilities to produce a complete portfolio of form factors and products, including flower, pre-roll, capsules, vapes, edibles and beverages.   This approach has permitted us to maintain a strong, flexible balance sheet, cash balance and access to capital, which we believe will assist us to accelerate growth and deliver long-term sustainable value for our stockholders.

Reportable Segments

Our business consists of four reporting segments, which are defined by the industry in which we compete, target consumer and need, route to market, and margins.  This enables us to track and measure our performance and build processes for repeatable success in each of these categories. Our defined reporting segments align with how our Chief Operating Decision Maker (“CODM”) evaluates and manages our business, including resource allocation and performance assessment.  We report our operating results in four reportable segments:

•	Cannabis business – Cultivation, production, distribution and sale of both medical and adult-use cannabis products

•	Distribution business – Purchase and resale of pharmaceutical and wellness products

•	Beverage alcohol business – Production, marketing and sale of beverage alcohol products

•	Wellness business – Production, marketing and distribution of hemp-based food and other wellness products

Revenue in these four reportable business segments, and the year over year comparison, is as follows:

	Year Ended	% of Total	Year Ended	% of Total	Year Ended	% of Total
(In thousands of U.S. dollars)	May 31, 2023	Revenue	May 31, 2022	Revenue	May 31, 2021	Revenue
Cannabis business	$220,430	35%	$237,522	38%	$201,392	39%
Distribution business	258,770	41%	259,747	41%	277,300	54%
Beverage alcohol business	95,093	15%	71,492	11%	28,599	6%
Wellness business	52,831	9%	59,611	10%	5,794	1%
Total net revenue	$627,124	100%	$628,372	100%	$513,085	100%

Revenue in these four reportable business segments as reported in constant currency1, and the year over year comparison, is as follows:

	Year Ended		Year Ended
	May 31, 2023		May 31, 2022
(In thousands of U.S. dollars)	as reported in constant currency	% of Total Revenue	as reported in constant currency	% of Total Revenue
Cannabis business	$233,227	35%	$237,522	38%
Distribution business	285,115	43%	259,747	41%
Beverage alcohol business	95,093	14%	71,492	11%
Wellness business	54,429	8%	59,611	10%
Total net revenue	$667,864	100%	$628,372	100%

Revenue from our cannabis operations from the following sales channel and the year over year comparison is as follows:

	Year Ended	% of Total	Year Ended	% of Total	Year Ended	% of Total
(In thousands of U.S. dollars)	May 31, 2023	Revenue	May 31, 2022	Revenue	May 31, 2021	Revenue
Revenue from Canadian medical cannabis	$25,000	11%	$30,599	13%	$25,539	13%
Revenue from Canadian adult-use cannabis	214,319	97%	209,501	88%	222,930	110%
Revenue from wholesale cannabis	1,436	1%	6,904	3%	6,615	3%
Revenue from international cannabis	43,559	20%	53,887	23%	9,250	5%
Less excise taxes	(63,884)	-29%	(63,369)	-27%	(62,942)	-31%
Total	$220,430	100%	$237,522	100%	$201,392	100%

Revenue from our cannabis operations from the following sales channel as reported in constant currency1 and the year over year comparison is as follows:

	Year Ended		Year Ended
	May 31, 2023		May 31, 2022
(In thousands of U.S. dollars)	as reported in constant currency	% of Total Revenue	as reported in constant currency	% of Total Revenue
Revenue from Canadian medical cannabis	$26,612	11%	$30,599	13%
Revenue from Canadian adult-use cannabis	225,694	97%	209,501	88%
Revenue from wholesale cannabis	1,529	1%	6,904	3%
Revenue from international cannabis	47,434	20%	53,887	23%
Less excise taxes	(68,042)	-29%	(63,369)	-27%
Total	$233,227	100%	$237,522	100%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” for a discussion of these Non-GAAP Measures.

Our Brands and Products

Our brand and product strategy centers on developing a broad portfolio of differentiated brands and products designed to appeal to diverse groups of patients and consumers driven by research and insights. Our brand and product activities are designed to comply with all local regulations and requirements, including applicable labelling and marketing restrictions.

Our Medical Cannabis Brands

We were among the first companies to be permitted to cultivate and sell legal medical cannabis. Today, we supply high-quality medical cannabis products to tens of thousands of patients in over 21 countries spanning five continents through our global subsidiaries, and through agreements with established pharmaceutical distributors.  Tilray Medical is dedicated to transforming lives and fostering dignity for patients in need through safe and reliable access to a global portfolio of medical cannabis brands, including Tilray, Aphria, Broken Coast, Symbios, Navcora, and Charlotte's Web. Tilray grew from being one of the first companies to become an approved licensed producer of medical cannabis in Canada to building the first GMP-certified cannabis production facilities in Europe, first in Portugal and later in Germany. Today, Tilray Medical is one of the largest suppliers of medical cannabis brands to patients, physicians, hospitals, pharmacies, researchers, and governments, in 21 countries and across five continents.  Our medical cannabis brands consist of:

•

Tilray® - The Tilray brand is a medical cannabis brand designed for prescribers and patients in the global medical market by offering a wide range of high-quality, consistent pharmaceutical-grade medical cannabis and cannabinoid-based products.  We believe patients and prescribers choose the Tilray brand because of our rigorous quality standards and the brand is a trusted, scientific based brand known for its medical-grade products. In Canada, Tilray has also partnered with Indiva to carry a wider array of product offerings, specifically in the edibles category, through its medical platform to better serve the interests of our patients.

•

Aphria®- Since 2014, the Aphria brand is a leading, trusted choice for Canadian patients seeking high quality pharmaceutical-grade medical cannabis. Today, the Aphria brand continues to be a leading brand in Canada and, we will continue to leverage its market leadership as we develop our medical cannabis markets internationally under the Aphria brand.

•

Broken Coast® - Medical cannabis products under the Broken Coast brand are grown in small batches in single-strain rooms, with a commitment to product quality in order to meet our Canadian patient expectations. Subsequent to the year-ended May 31, 2023, the Company completed its first shipment of Broken Coast product to Australia where the reputation and quality of the flower makes it a highly sought after product in this market.

•

Symbios® - Launched in 2021, Symbios was developed to provide Canadian patients with a broader spectrum of formats and unique cannabinoid ratios at a better price point while offering a full comprehensive assortment of products, including flower, oils, and pre-rolls.

•

Navcora® - Launched in 2020, Navcora is dedicated to making pharmaceutical grade cannabis more accessible and reliable in the German market. The Navcora brand is complementary to our existing Tilray medical brand, and is designed to increase our points of distribution in the German medical cannabis market.

•

Charlotte's WebTM - During the year, the Company entered into a strategic alliance which includes licensing, manufacturing, quality, marketing and distribution for Charlotte’s WebTM CBD hemp extract products in Canada. For the first time, Canadians will have the ease of nationwide availability of Charlotte’s WebTM full spectrum CBD products through Tilray’s medical cannabis distribution network. While no shipments were completed during the fiscal year, production commenced and the Company anticipates the first sale to be in the first half of fiscal year 2024.

We are committed to meeting the needs of our patients whether they are looking for more natural options for their medical needs, exploring their options in wellness, or seeking alternatives in their lifestyle. Accessibility is a top priority for Tilray. We are committed to ensuring patients have access to the medication they depend on through a strong supply chain and dedicated support through our dedicated patient care teams. Our product lines focus on active ingredients and standardized, well-defined preparation methods. We use formulations and delivery formats that are intended to allow for consistent and measured dosing, and we test all our products for potency and purity. Each of our commercial products are developed with comprehensive analysis and thorough documentation.

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

Our Adult-Use Cannabis Brands

We are a leader in the recreational adult-use market in Canada where we offer a broad-based portfolio of adult-use brands and products and continue to expand our portfolio to include new innovative cannabis products and formats. We maintain agreements to supply all Canadian provinces and territories with our adult-use products for sale through their established retail distribution systems. We believe that our differentiated portfolio of brands, which is designed to resonate with consumers in all categories, sets us apart from our competitors and is providing us with the ability to establish a leading position in the adult-use market in Canada. Therefore, we are investing in brand building with our consumers, new product innovation, insights, distribution, trade marketing and cannabis education to drive market share in the Canadian adult-use cannabis industry.

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

Our Wellness Brands

Our Tilray Wellness segment primarily consists of the Manitoba Harvest branded hemp-based food business, which develops, manufactures, markets and distributes a diverse portfolio of hemp-based food and wellness products under various brands, which include Manitoba Harvest, Hemp Yeah!, Just Hemp Foods, and Happy Flower. Manitoba Harvest products are sold in major retailers across the U.S. and Canada.

Our Beverage Alcohol and Spirits Brands

We are also a major player in the craft alcohol and beverage business through SW Brewing Company, LLC (“SweetWater”), the 9th largest craft brewery in the United States according to the Brewers Association.  Founded in 1997, SweetWater has broad consumer appeal and has established strong distribution across the United States.  From its state-of-the-art breweries in Atlanta, Georgia and Colorado, SweetWater produces a balanced variety of year-round and seasonal specialty craft brews, under the SweetWater Green Flash, Alpine and Montauk brands. The Company also operates in the craft spirits businesses through Breckenridge Distillery, which was founded in 2008 as a small craft spirits brand in Breckenridge, Colorado but has since grown its award-winning bourbon whiskey collection and innovative craft spirits portfolio to be distributed in all 50 states in addition to owning two tasting rooms/retail shops and a world class restaurant.

Our beverage alcohol brands include:

•

SweetWater – The 9th largest craft brewery in the United States according to the Brewers Association has created an award-winning lineup of year-round, seasonal and specialty beers under a portfolio of brands closely aligned with a cannabis lifestyle, which include the flagship 420 alcoholic beverage offerings, its SweetWater Spirits, a new collection of bright and refreshing ready-to-drink mixed cocktails in a can and our newest innovation SweetWater Gummies, a fruit forward 9.5% ABV of refreshing double IPA. We believe the SweetWater product offerings, including the new Red White and Blue American Lager resonate across all consumer’s that want to drink flavorful and refreshing products and that it will be a staple at backyard barbecues, tailgates, and get-togethers. We also continue to be innovative with our 420 Strain G13 IPA, which plays a critical role in our portfolio and resonates as a cannabis lifestyle brand. SweetWater’s various 420 strains of craft brews use plant-based terpenes and natural hemp flavors that, when combined with select hops, emulate the flavors and aromas of popular cannabis strains to appeal to a loyal consumer base.

•

Breckenridge Distillery – A highly sought-after and award-winning brand widely known for its blended bourbon whiskey and its collection of artisanal spirits including vodka and gin that brings to life the best that Colorado has to offer. Breckenridge continues to be one of the most awarded craft distilleries in the U.S.

•

Alpine Beer Company – An award-winning craft brand founded in 1999, and is rated a top 50 brand in the United States with highly-rated favorites including Nelson IPA and Duet IPA. We recently launched Infinite Haze, a brilliant Hazy IPA bursting with endless aromas of citrus and sweet, tropical fruits which complement our existing product offerings that make up our highly acclaimed year-round lineup.

•

Green Flash – An award-winning, independently owned and operated craft brand founded in 2002 to bring fresh ideas and a sense of adventure to craft beer. Green Flash delivers an eclectic lineup of specialty craft beers and distributes them throughout the west. Our staple brand, West Coast IPA, as well as our newly launched Hazy West Coast IPA, continue to excite consumers across the west coast. Green Flash has now created a variety 12-pack that takes the best of the west and the east to make an exciting and adventurous consumer experience.

•

Montauk – As the #1 craft brewer in Metro New York. Montauk is well-known for its beloved product portfolio, premium price point, and distribution across over 6,400 points of distribution. Wave Chaser IPA is a staple of Montauk and has expanded into The Surf Beer, a Golden Ale, Tropical IPA, Juicy IPA and Eastern Haze a Hazy IPA. We have also launched Project 4:20, a terpene flavored beer with earthy aromas which is focused on giving back to local green charities. Montauk’s brand reach has predominantly been in New York City, Long Island, and northern New Jersey, but has now been expanded into Connecticut, Rhode Island, Upstate New York, Pennsylvania and the remainder of New Jersey.

Our Operations

Through our cannabis reporting segment, we have invested in state-of-the-art facilities and infrastructure, and we believe that we maintain some of the highest-quality, lowest cost cannabis production operations in Canada, with the scale and distribution network that differentiates us from our competitors in the industry. We also made significant investments in our operations within Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands, distribution network in Germany, and end-to-end European Union Good Manufacturing Practices (“EU-GMP”) supply chain, which includes EU-GMP production facilities in Portugal and Germany.  We seek to continue to invest in the expansion of our global supply chain to address the unmet needs of patients around the world.

We currently maintain key international operations in Portugal, Germany, Italy, United Kingdom, Australia, New Zealand and Argentina as well as strategic relationships in Denmark, Luxembourg and Poland. In establishing our international footprint, we sought to create operational hubs in those continents where we identified the biggest opportunities for growth and designed our operations to ensure consistent, high-quality supply of cannabis products as well as a distribution network.  While these markets are still at various stages of development, and the regulatory environment around them is either newly formed or still being formed, we are uniquely positioned to bring the knowledge and expertise gained in Canada and leverage our operational footprint in order to generate profitable growth in these geographies.

In beverage alcohol, we have state-of-the-art breweries in Atlanta, Georgia, Fort Collins, Colorado and New York from which SweetWater and Montauk produce a balanced variety of year-round and seasonal specialty craft brews under the SweetWater, Alpine, Green Flash and Montauk brands as well as Breckenridge Distillery, the world’s highest distillery, located in Breckenridge, Colorado. Most recently, the Company entered into a new partnership with Mercedes-Benz Stadium and is opening two new SweetWater branded bars at Atlanta’s premier sports and entertainment venue, which is home to the NFL’s Atlanta Falcons and Atlanta United of Major League Soccer.

Lastly, in Wellness, we own two BRC accredited facilities located in Manitoba, Canada that are dedicated to hemp processing and packaging Manitoba Harvest, Just Hemp Foods, and Hemp Yeah! Branded products including hulled hemp seeds, hemp oil, and hemp protein.

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

Tilray is party to a distribution agreement with Great North Distributors to provide sales force and wholesale/retail channel expertise required to efficiently distribute our adult-use products through each of the provincial/territorial cannabis control agencies, excluding Quebec. We also engage Rose Life Sciences Ltd. as our sale agent exclusively for the Province of Quebec, representing our entire brand portfolio.

Canadian Medical Market

In Canada, Tilray Medical operates a direct to patient distribution model and online platform for patients to effectively and efficiently manage the process of registering and ordering medical products from Tilray Medical’s full portfolio of medical brands including Tilray, Aphria, Broken Coast, Symbios and Charlotte's WebTM.

International Medical Markets

Tilray Medical currently offers broad access to medical cannabis products in legal medical markets across Europe, Australia, New Zealand and Latin America. Our global portfolio of medical cannabis products includes high-quality and GMP-certified flower and extracts. Through our various subsidiaries and partnerships with distributors, our medical products are available to patients in 21 countries on 5 continents, which include the following international distribution channels:

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

•

We import and distribute compliant medical cannabis products into other international markets, including Italy, Poland, Czech Republic, Switzerland, United Kingdom, Portugal, Croatia, Malta, Ireland and Luxembourg.

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

Wellness Sales and Distribution

Our wellness sales consist of hemp and other hemp-based food products, which are sold to retailers, wholesalers, and direct to consumers. We are a leading provider of hemp seeds and related food products that are sold in over 21,000 retail locations in the United States and Canada and available globally in 18 countries.

Beverage Alcohol Sales and Distribution

In the U.S., our craft beer, including SweetWater, Alpine, Green Flash and Montauk, are distributed under a three-tier model utilized for beverage alcohol. Distribution points include approximately 29,000 off-premises retail locations ranging from independent bottle shops to national chains. SweetWater’s significant on-premises business allows consumers to enjoy its varietals in more than 10,000 restaurants and bars. Further, in addition to its traditional distribution footprint, SweetWater Elevated HAZY IPA and 420 Strain series are served on all Delta Air Lines flights nationwide plus internationally, totaling more than 50 countries across six continents which have served to extend SweetWater’s brand reach on both a national and international level. The Company supplements this distribution with Delta Air Lines through a kiosk in Atlanta’s Hartsfield-Jackson Airport and secured access to distribute through an on-premises location at the Denver International Airport. SweetWater is also available in Canada through limited distribution within Ontario and Quebec. Montauk is distributed across over 6,400 points of distribution, including many of the top national retailers. In addition, our craft spirit brands from Breckenridge are distributed in all 50-states, and in two on-premises tasting and retail store locations. Breckenridge is also distributed in 8 different countries, including Canada, Germany, UK, Macau, Australia, New Zealand, and Singapore, with the intention of further expanding our international distribution.

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

The 2018 Farm Bill preserves the authority and jurisdiction of the Food and Drug Administration (the “FDA”), under the Food Drug & Cosmetic Act (the “FD&C Act”), to regulate the manufacture, marketing, and sale of food, drugs, dietary supplements, and cosmetics, including products that contain Hemp extracts and derivatives, such as CBD. As a result, the FD&C Act will continue to apply to Hemp-derived food, drugs, dietary supplements, cosmetics, and devices introduced, or prepared for introduction, into interstate commerce. The 2018 Farm Bill has also enabled production of hemp seed in the U.S. and the FDA approved these products for sale as a food by acknowledging them as GRAS (Generally Recognized as Safe). As a producer and marketer of Hemp-derived products and hemp seed-derived food products, the Company must comply with the FDA regulations applicable to manufacturing and marketing of certain products, including food, dietary supplements, and cosmetics.

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

As of May 31, 2023, Health Canada has issued approximately 980 active licenses to cannabis cultivators, processors and sellers. Health Canada licenses are limited to individual properties. As such, if a licensed producer seeks to commence production at a new site, it must apply to Health Canada for a new license. As of May 31, 2023, approximately 3,700 authorized retail cannabis stores have opened across Canada. As demand for legal cannabis increases and the number of authorized retail distribution points increases, we believe new competitors are likely to enter the Canadian cannabis market. Nevertheless, we believe our brand recognition combined with the quality, consistency, and variety of cannabis products we offer will allow us to maintain a prominent position in the Canadian adult use and medical markets.

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

Craft Brewing and Craft Distillery Markets

Through SweetWater, Montauk and Breckenridge, we compete in the craft brewing and distillery markets, respectively, as well as in the much larger alcohol beverage market, which encompasses domestic and imported beers, flavored alcohol beverages, spirits, wine, hard ciders and hard seltzers. With the proliferation of participants and offerings in the wider alcohol beverage market and within the craft beer and craft spirits segments, we face significant competition. There have also been numerous acquisitions and investments in craft brewers by larger breweries and private equity and other investors, which further intensified competition within the craft beer market.

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

Seasonality

SweetWater’s and Montauk's sales of craft beer and Breckenridge’s sales of craft spirits generally reflect a degree of seasonality, with comparatively higher sales in the summer and the winter holiday season. Typically, the demand for cannabis and hemp-based products is fairly consistent throughout the calendar year, with an increase in the pre-roll cannabis category in the Canadian adult-use market during the summer months. Therefore, the results for any particular quarter may not be indicative of the results to be achieved for the full year.

Environmental and Social

Environmental

Tilray recognizes the importance of climate change and the potential risks it poses to our business and the environment. We are committed to playing our part in mitigating climate change by monitoring our greenhouse gas (GHG) emissions, minimizing our environmental footprint, and promoting sustainable practices within our operations. We understand that climate change presents both risks and opportunities to our business. As a global cannabis-lifestyle and consumer packaged goods company, we recognize that climate-related risks may include changing weather patterns, water scarcity, and regulatory developments related to emissions and energy consumption. These risks can affect our supply chain, cultivation processes, and distribution networks, potentially impacting our financial performance. On the other hand, we see opportunities in adopting sustainable practices, developing innovative solutions, and embracing renewable energy sources. By proactively managing climate-related risks and identifying opportunities, we aim to enhance our resilience, reduce costs, and create long-term value for our shareholders. As such, the Company has implemented several initiatives to address climate change and promote sustainability across our operations which include:

•	GHG Emissions Monitoring: We are committed to monitoring our GHG emissions by assessing energy-efficient technologies, optimizing transportation logistics, and monitoring our energy consumption.
•

Supply Chain Sustainability: We are working closely with our suppliers to encourage innovative solutions to improve our environmental footprint. This includes assessing suppliers' environmental performance, promoting responsible sourcing, and supporting initiatives that enhance sustainability throughout the value chain. Specifically, in our Cannabis business we recently adopted the use of biodegradable Hemp packaging on certain products to reduce the use of single-use plastics.

•

Waste Management: We have implemented waste management programs to minimize waste generation and promote recycling and reuse. Through these efforts, we strive to reduce our environmental impact and contribute to the circular economy.

Social

As a socially responsible corporation, Tilray recognizes the importance of addressing the social dimensions of our operations and their impact on various stakeholders. We actively engage with the communities in which we operate, understanding that our success is intertwined with their well-being. Through donations to the Erie Shores Community Hospital in Leamington, support to our Canadian veterans and other compassionate use cannabis programs, and donations from SweetWater to Ch8sing Waterfalls in Atlanta, a non-profit focused on empowering women of color, we aim to address local needs and contribute to social development. Additionally, the Company donated a substantial amount of medical supplies from our subsidiary CC Pharma, to the Ukraine to aid them during the existing conflict. We strive to help inspire and empower the worldwide community to live their very best life, and build long-lasting relationships based on trust and mutual benefit.

Employees and Human Capital Resources

Our Commitments and Values

Our vision and purpose unite, inform and inspire our employees to apply their talents to make a positive difference.  We foster a collaborative and dynamic work environment providing all employees with the opportunity to work cross-functionally and easily gain exposure to other teams’ diverse opinions and perspectives. We strive for every employee to reach their full potential and grow with Tilray.

We continue to focus on developing a culture of compliance, which includes annual training for the Company's employees on applicable corporate policies, including our Code of Conduct, Insider Trading and Trading Window Policy, Corporate Governance Guidelines and Open Door Policy for Reporting Complaints Regarding Accounting and Auditing Matters.

In an emerging and constantly evolving industry, our values unite us, informing and inspiring the way we work with one another and our patients, consumers, customers and partners. The following core values serve as our compass in our strategic direction and decisions:

•	We foster a culture of openness, inclusivity and belonging;

•	We continually set the bar higher for ourselves and are resilient and adaptive in the face of change;

•	We make choices rooted in the belief that transparency, integrity & accountability are at the core of all that we do; and

•	We strive for excellence and are steadfast yet agile in the pursuit of our goals.

At Tilray, we recognize that our people are our greatest asset, and we strive to create a workplace that fosters their growth, development, and wellbeing. As of May 31, 2023, we have approximately 1,600 employees worldwide. We consider relations with our employees to be good and have never experienced work stoppages. Aside from Portugal, none of our employees are represented by labor unions or are subject to collective bargaining agreements. As is common for most companies doing business in Portugal, we are subject to a government-mandated collective bargaining agreement which grants employees nominal additional benefits beyond those required by the local labor code.

Our human capital resource management approach is centered on the following key areas:

•

Talent Acquisition and Development. We have implemented a comprehensive talent acquisition and development program to attract, retain, and develop our employees. This includes regular performance assessments, feedback mechanisms, and opportunities for skill-building and career advancement.

•

Diversity and Inclusion. We are committed to creating a diverse and inclusive workplace, where all employees feel valued, respected, and supported. We have globally mandated unconscious bias training, and are focused on setting strategies for increasing diversity, promoting inclusivity, and reducing biases across the organization. Diversity and inclusion is a priority for our company, and we seek out talented people from a variety of backgrounds to staff our teams in all our markets.

•

Health and Safety. We are committed to providing a safe and healthy workplace for all employees. We have implemented strict health and safety protocols, including regular safety training, ergonomic assessments, and mental health support.

•	Compensation and Benefits. We strive to provide competitive compensation and benefits packages that align with industry standards and reflect the value that our employees bring to the organization.
•	Employee Engagement. We prioritize employee engagement and satisfaction, as we believe that engaged employees are more productive, innovative, and committed.

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

Item 1A. Risk Factors.

Risks Related to each of the HEXO Transaction and MedMen Investment

We may experience difficulties integrating Tilray and HEXO’s operations and realizing the expected benefits of the Arrangement Agreement.

The success of the Arrangement Agreement will depend in part on our ability to realize the expected operational efficiencies and associated cost synergies and anticipated business opportunities and growth prospects from combining Tilray and HEXO in an efficient and effective manner. We may not be able to fully realize the operational efficiencies and associated cost synergies or leverage the potential business opportunities and growth prospects to the extent anticipated or at all. Additionally, closing of the Arrangement transactions remains subject to the satisfaction of various closing conditions set forth in the Arrangement Agreement.

The Arrangement Agreement was entered into on April 10, 2023, which closed on June 22, 2023, and we are in the early stages of our integration efforts. The integration of operations and corporate and administrative infrastructures may require substantial resources and divert management attention. Challenges associated with the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures in accordance with applicable laws. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration efforts.

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

We have made substantial commitments of resources and capital in connection with the MedMen investment.

Also, on August 13, 2021 the Company acquired $165.8 million of certain senior secured convertible notes and related warrants issued by MedMen Enterprises Inc., via the Company’s ownership interest in a limited partnership. These investments, separately and in the aggregate, represent a significant commitment of capital by the Company, and there can be no assurance that the Company will be able to realize returns on these investments or recoup its initial investments.

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

We face competition from illegal market operators that are unlicensed and unregulated including illegal dispensaries and illicit market suppliers selling cannabis and cannabis-based products. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations, as well as the perception of cannabis use. Furthermore, given the restrictions on regulated cannabis retail, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience.

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

If general consumer trends lead to a decrease in the demand for SweetWater’s and Montauk's beers and other alcohol products or Breckenridge’s whiskey products, including craft beer, our sales and results of operations in the beverage alcohol segment may be adversely affected. There is no assurance that the craft brewing segment will experience growth in future periods. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the industry in general and our beverage alcohol products specifically.

Further, the alcoholic beverage industry is subject to public concern and political attention over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beverage alcohol products. Any such developments may have an adverse impact on the financial condition, operating results and cash flows for SweetWater, Montauk and Breckenridge.

Developments affecting production at our brewery in Atlanta or our distillery in Breckenridge could negatively impact financial results for our beverage alcohol business segment.

Adverse changes or developments affecting our brewery in Atlanta or our distillery in Breckenridge, including, fire, power failure, natural disaster, public health crisis, or a material failure of our security infrastructure, could reduce or require us to entirely suspend operations.  Additionally, due to many factors, including seasonality and production schedules of our various products and packaging, actual production capacity may fluctuate throughout the year and may not reach full working capacity. If we experience contraction in our sales and production volumes, the excess capacity and unabsorbed overhead may have an adverse effect on gross margins, operating cash flows and overall financial performance of SweetWater, Montauk or Breckenridge.

SweetWater, Breckenridge and Montauk each face substantial competition in the beer industry and the broader market for alcoholic beverage products which could impact our business and financial results.

The market for alcoholic beverage products within the United States is highly competitive due to the increasing number of domestic and international beverage companies with similar pricing and target drinkers, the introduction and expansion of hard seltzers and ready-to-drink beverages, gains in market share achieved by domestic specialty beers and imported beers, and the acquisition of craft brewers and smaller producers by larger companies. We anticipate competition among domestic craft brewers and distillers will also remain strong as existing facilities build more capacity, expand geographically and add more products, flavors and styles. The continued growth in the sales of hard seltzers, craft-brewed domestic beers and imported beers is expected to increase competition in the market for alcoholic beverages within the United States and, as a result, prices and market share of SweetWater’s, Montauk Brewing's and Breckenridge’s products may fluctuate and possibly decline.

The alcohol industry has seen continued consolidation among producers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Due to the increased leverage that these combined operations have in distribution and sales and marketing expenses, the costs to SweetWater, Montauk and Breckenridge of competing could increase. The potential also exists for these large competitors to increase their influence with their distributors, making it difficult for smaller producers to maintain their market presence or enter new markets. The increase in the number and availability of competing products and brands, the costs to compete and potential decrease in distribution support and opportunities may adversely affect our business and financial results.

SweetWater, Breckenridge and Montauk are each dependent on distributors to deliver sustained growth and distribute products.

In the United States, each of SweetWater, Breckenridge and Montauk sells its alcohol beverages to independent distributors for distribution to retailers and, ultimately, to consumers. No assurance can be given that SweetWater, Breckenridge and Montauk will be able to maintain their current distribution networks or secure additional distributors on favorable terms.  If existing distribution agreements are terminated, it may not be possible to enter into new distribution agreements on substantially similar terms or to timely put in place replacement distribution agreements, which may result in an impairment to distribution and an increase in the costs of distribution.

General Business Risks and Risks Related to Our Financial Condition and Operations

Additional impairments of our goodwill, impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our financial results.

Goodwill, intangible and other long-lived assets comprise a significant portion of our total assets. As of May 31, 2023 our goodwill and intangible assets totaled $2.0 billion and $971.3 million, respectively. We test goodwill and indefinite lived intangible assets for impairment annually, while our other long-lived assets, including our finite-lived intangible assets, are tested for impairment when circumstances indicate that the carrying amount may not be recoverable, in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”). A decrease in our market capitalization or profitability, or unfavorable changes in market, economic or industry conditions could increase the risk of additional impairment.  Any resulting additional impairments could have a negative impact on our stock price.

For the year ended May 31, 2023, the Company recognized non-cash impairment charges of $603.5 million in cannabis goodwill and $15 million in wellness goodwill, $205 million in intangible assets and $104 million in capital assets. These non-cash impairment charges were a result of a decline in the Company's market value which was determined to be other than temporary, as well as increased borrowing rates which forced the Company to adjust the company specific risk premium.

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

We grow cannabis, which is an agricultural process. As such, our business is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, climate change, forest fires, insects, plant diseases and similar agricultural risks. Although we primarily grow our products indoors under climate-controlled conditions, we also have certain outdoor cultivation capacity and there can be no assurance that natural elements, such as insects, climate change and plant diseases, will not interrupt our production activities or have an adverse effect on our business.

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

Our existing debt agreements and future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to invest in our existing facilities, incur additional debt or issue guarantees, create additional liens, repurchase stock or make other restricted payments. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing and pursue business opportunities, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt and to enforce security over our assets. If any of our debt is accelerated, we may not have sufficient funds available to repay it or be able to obtain new financing to refinance the debt.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our substantial consolidated indebtedness (refer to the consolidated financial statements included elsewhere in this Form 10-K) may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current and future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including rising interest rates. Our business has not generated positive cash flow from operations. If this continues in the future, we may not have sufficient cash flows to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current and future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

The market price for our common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the 2023 fiscal year, the trading price of our common stock ranged between a low sales price of $1.78 and a high sales price of $5.12. The market price of our common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) news reports or social media relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets; and (ix) the increase in the number of retail investors and their participation in social media platforms targeted at speculative investing.

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

On March 13, 2020, we entered into an underwriting agreement with Canaccord Genuity LLC relating to the issuance and sale of shares of our common stock at a price to the public of $4.76 per share and included warrants to purchase additional common stock at a price of $4.7599 per warrant.  As of May 31, 2023, 6,209,000 warrants remain outstanding and do not expire until March 13, 2025. The warrants contain a price protection, or anti-dilution feature, pursuant to which, the exercise price of such warrants will be reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, any newly issued securities issued at a discount to the original warrant exercise price of $5.95 per share. Therefore, the exercise price of the warrants may end up being lower than $5.95 per share, which could result in incremental dilution to existing stockholders.

Additionally, so long as the warrants remain outstanding, we may only issue up to $20 million in aggregate gross proceeds under our at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6 million per quarter at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution feature described in the paragraph immediately above. If our stock price were to remain below the warrant exercise price of $5.95 per share for an extended time, we may be forced to lower the warrant exercise price at unfavorable terms in order to fund our ongoing operations. As of May 31, 2023, the warrant exercise price was $3.15. Refer to Part II, Item 8, Note 20, Warrants, of this form 10-K for additional information.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our business. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing. If these disputes or other matters of global concern continue for an extensive period of time, our operations may be adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia, and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following outlines our principal cultivation, manufacturing and storage facilities by reporting segment as of May 31, 2023:

Facility and Primary Use	Location	Reporting Segment	Owned/ Leased	Approximate Square Footage
Canada:
Aphria One (Cannabis Cultivation and Processing)	Leamington, ON	Cannabis	Owned	1,400,000
1974568 Ontario Ltd. (operating as “Aphria Diamond”) (Cannabis Cultivation)	Leamington, ON	Cannabis	Owned[1]	1,500,000
Broken Coast (Cannabis Cultivation and Processing)	Vancouver Island, BC	Cannabis	Owned	47,000
Avanti (EU-GMP Cannabis Processing and Lab)	Brampton, ON	Cannabis	Owned	18,000
Tilray North America Campus (EU-GMP Cannabis Cultivation and Processing)	Nanaimo, BC	Cannabis	Owned[2]	60,000
High Park Farms (Cannabis Cultivation and Processing)	Enniskillen, ON	Cannabis	Leased[2]	626,000
High Park Holdings (Cannabis 2.0 Processing)	London, ON	Cannabis	Leased	134,000
Manitoba Harvest (Hemp Processing)	Winnipeg, MB	Wellness	Leased	15,000
Manitoba Harvest (Hemp Processing)	St. Agathe, MB	Wellness	Owned	35,000

United States:
SweetWater Brewery (Craft Brewery)	Atlanta, GA	Beverage Alcohol	Owned[3]	158,000
SweetWater Colorado (Craft Brewery)	Fort Collins, CO	Beverage Alcohol	Owned	33,000
Breckenridge Distillery	Breckenridge, CO	Beverage Alcohol	Owned	23,000
Breckenridge Distillery Warehouse	Denver, CO	Beverage Alcohol	Owned	75,000
Montauk Brewing Company	Montauk, NY	Beverage Alcohol	Owned	4,000
Fort Collins (CBD extraction site)	Fort Collins, CO	Cannabis	Owned	50,000

International:
Tilray EU Campus and Cultivation Site (Cannabis Cultivation and Processing)	Cantanhede, Portugal	Cannabis	Owned[4]	3,300,000
CC Pharma (Distribution Operations)	Densborn, Germany	Distribution	Owned	70,000
Aphria RX (Cannabis Cultivation)	Neumünster, Germany	Cannabis	Owned	65,000
FL Group Srl (Distribution Operations)	Vado Ligure, Italy	Cannabis	Leased	4,700
ABP (Distribution Operations)	Buenos Aires, Argentina	Distribution	Leased	10,000

[1]	Aphria Diamond is a 51% majority-owned subsidiary of Aphria, Inc. Aphria Diamond is a strategic venture with Double Diamond Farms.
[2]	We announced our decision to close these facilities in Enniskillen, ON and Nanaimo, BC. These facilities have ceased operations.
[3]	We purchased the building during the year.
[4]	In Cantanhede, Portugal, we own one cultivation and manufacturing location used for medical cannabis and land adjacent to this facility for future expansion.

We also lease space for other smaller offices in the United States, Canada, Europe and other parts of the world.

We believe our facilities and committed leased space are currently adequate to meet our needs. As we continue to expand our operations, we may need to acquire or lease additional facilities or dispose of existing facilities.

Item 3. Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 27, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TLRY.”

Holders

As of July 24, 2023, there were approximately 703,257,224 holders of record of our common stock.

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

On June 30, 2022, Tilray entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”), an Ontario corporation, pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $5,063,709 (the “Note”) payable by 1974568 Ontario Limited (“Aphria Diamond”). DDH is a joint venturer with Aphria Inc. (Tilray’s wholly-owned subsidiary) in Aphria Diamond. As consideration for the Note, Tilray issued 1,529,821 shares of its common stock to DDH.

On July 12, 2022, Tilray acquired from HT Investments MA LLC (“HTI”) all of the outstanding principal and interest under a secured convertible note (the “HEXO Note”) issued by HEXO Corp. (“HEXO”) with certain amendments, pursuant to the amended and restated assignment and assumption agreement, dated as of June 14, 2022.  As consideration for the acquisition of the HEXO Note, Tilray paid a purchase price in an aggregate amount equal to $155 million, which purchase price was satisfied through the issuance to HTI of 33,314,412 shares of Tilray’s common stock and the issuance of a newly issued $50 million convertible promissory note.

On September 1, 2022, the Company issued 10,276,305 shares of Tilray's common stock to DDH in connection with the assignment from DDH to the Company of a promissory note payable by 1974568 Ontario Limited.

On December 5, 2022, the Company issued 1,979,541 shares of Tilray's common stock to DDH in connection with the assignment from DDH to the Company of a promissory note payable by 1974568 Ontario Limited.

On February 21, 2023, the Company issued 2,328,739 shares of Tilray's common stock to DDH in connection with the assignment from DDH to the Company of a promissory note payable by 1974568 Ontario Limited.

On May 30, 2023, the Company issued 38,500,000 shares of Tilray's common stock as part of a share lending agreement with an affiliate of Jefferies LLC in connection with the registered offering of $150 million of unsecured convertible senior notes. The net proceeds from this offering were used to finance the concurrent repurchase of a portion of its outstanding 5.00% Convertible Senior Notes due 2023 (TLRY 23) and 5.25% Convertible Senior Notes due 2024 (APHA 24), as described in Note 17 (Convertible debentures payable). On June 9, 2023, the Company issued an additional $22.5 million of unsecured convertible senior notes by way of overallotment bringing the outstanding balance to $172.5 million as described in Note 30 (Subsequent events).

Stock Performance Graph

The following graph compares the performance of our common stock to the Nasdaq Composite and the Horizons Marijuana Life Sciences Index for the period from July 18, 2018, date of initial public offering, through May 31, 2023 in comparison to the indicated indexes. The results assume that $100, which was invested on July 18, 2018 in our common stock and each of the indicated indexes.

	July 18,	May 31,
	2018	2019	2020	2021	2022	2023
Tilray Brands, Inc.	$100.00	$169.76	$43.99	$74.45	$18.50	$6.88
Nasdaq Composite	$100.00	$95.24	$121.27	$175.70	$154.86	$165.81
Horizons Marijuana Life Sciences Index	$100.00	$110.97	$44.93	$62.28	$23.71	$12.65

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

Repurchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment from the perspective of management. You should read the following discussion and analysis of our financial condition and results of operations together with the “Cautionary Note Regarding Forward-Looking Statements”; the sections in Part I entitled “Item 1A. Risk Factors” and the financial information and the notes thereto included in Part II, Item 8 of this Form 10-K in this Annual Report for the fiscal year ended May 31, 2023 (“Annual Report”). We use certain non-GAAP measures that are more fully described below under the caption “—Use of Non-GAAP Measures,” which we believe are appropriate supplemental non-GAAP measures to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.

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

Our overall strategy is to leverage our brands, infrastructure, expertise and capabilities to drive market share in the industries in which we compete, achieve industry-leading, profitable growth and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in consumer insights, drive category management leadership and assess growth opportunities with the introduction of new products and entries into new geographies. In addition, we are relentlessly focused on managing our cost of goods and expenses in order to maintain our strong financial position.

Trends and Other Factors Affecting Our Business

Canadian cannabis market trends.

The cannabis industry in Canada continues to evolve at a rapid pace during the early periods following the federal legalization of adult-use cannabis. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the industry:

-

Price compression. We have historically seen price compression in the market, when compared to the prior fiscal year, which was driven by intense competition from the approximately 1,000 Licensed Producers in Canada. The price compression year over year has reduced the Company's revenue by approximately $32.8 million for the year ended May 31, 2023.

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

-

Market share. Tilray continues to maintain its market leadership position in Canada and we experienced an increase in share from 8.1% to an 8.3% market share, from the immediately preceding quarter, as reported by Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate. This increase in the final quarter of the year, was attributed to our relentless dedication to our innovation pipeline which we anticipate to keep driving market share increases in the coming fiscal year. This increase was offset by challenges in the province of Quebec during the year, which had a negative impact on adult-use revenue during the year.

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

International cannabis market trends.

The cannabis industry in Europe is in its early stages of development whereby countries within Europe are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Czech Republic), some are engaging in an experiment for adult-use (Netherlands, Switzerland) and some are debating regulations for cannabinoid-based medicine (France, Spain, Italy, and the United Kingdom). In Europe, we believe that, despite continuing recessionary economic conditions and the Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. We also continue to believe that Tilray remains uniquely positioned to maintain and gain significant market share in these markets with its infrastructure and its investments, which is comprised of two EU-GMP cultivation facilities within Europe located in Portugal and Germany, our distribution network and our demonstrated commitment to the availability, quality and safety of our cannabinoid-based medical products. Today, Germany remains the largest medical cannabis market in Europe.

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

Recently, Mr. Lauterbach advised that the proposal had been revised and that the new plan is a two-part model, which appears to be designed in order to legalize cannabis as broadly as possibly without running afoul of European Union rules. On July 6, 2023, it was announced that the draft regulations pertaining to decriminalization, home cultivation and non-commercial “cultivation associations” (i.e., social clubs) had been finalized by the health ministry and was ready to be delivered to the German parliament.

We continue to believe that Tilray is well-positioned in Germany to provide consistent and sustainable cannabis products for the adult-use market whether only in-country cultivation is permitted or whether imports are also allowed given our Aphria RX facility located in Germany and our EU-GMP-certified production facility in Portugal, as well as our distribution platform, which provides us with access to 13,000 pharmacies in Germany.

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

Malta.  In 2021, became the first country in the European Union to legalize personal possession of the drug and permit private “cannabis clubs,” where members can grow and share the drug.

Beverage alcohol market trends.

The beverage alcohol category, while more established, continues to shift with changes in consumer trends for the craft industry. Specifically, based on IRI data for the last 10 weeks ended May 31, 2023, the US beer industry declined 0.6%, with craft beer down 2.7% during the same period SweetWater however, outperformed both the US craft beer market and the US beer industry in the same period as the brand grew 7.7% on total sales for multi-outlet. The Company anticipates continuing to grow its beer sales by expanding distribution points of its SweetWater, Green Flash, Alpine and Montauk brands as well as launching innovative products such as hard seltzers, rose beer, lager, hazy IPAs and pale ales to continue to be a market leader in the craft beer industry.

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

Wellness market trends.

Manitoba Harvest’s branded hemp business continued to expand its U.S. and Canadian leading market share position this year. These market share gains were offset by many customers reducing inventory levels amidst the current economic climate to conserve cash. During the year, the Company successfully expanded its Hemp Food portfolio into more accessible consumer formats and launched a breakthrough CBD wellness beverage, Happy Flower™. The Company will look to expand the Happy Flower™ brand with retail distribution into key markets, focusing on states with established CBD permissibility and sales momentum in future periods.

Acquisitions, Strategic Transactions and Synergies

 We strive to continue to expand our business on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in the long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions.  For the year ended May 31, 2023, we incurred $1.6 million of transaction costs, net of recoveries.

Our acquisition and wind down strategy has had a material impact on the Company’s results in the current quarter and we expect will continue to persist into future periods generating accretive impacts for our stockholders. There are currently three primary cost saving initiatives as follows:

•	Tilray and HEXO strategic alliance and Arrangement Agreement:

On July 12, 2022, Tilray acquired the HEXO Convertible Note from HTI and entered into a strategic alliance with HEXO Corp. (“HEXO”) as discussed in Note 11 (Convertible notes receivable) and Note 17 (Convertible debentures payable). In addition, Tilray and HEXO entered into various commercial transaction agreements, including (i) an advisory services agreement regarding Tilray’s provision of advisory services to HEXO in exchange for an $18 million annual advisory fee payable to Tilray; (ii) a co-manufacturing agreement providing for third-party manufacturing services between the parties and setting forth the terms of Tilray’s international bulk supply to HEXO; and (iii) a procurement and cost savings agreement for shared savings related to specified optimization activities, procurement, and other similar cost savings realized by the parties as a result of the foregoing commercial arrangements.

Through this strategic alliance, Tilray achieved substantial cash savings and production efficiencies. In the year ended May 31, 2023, the Company recognized $40.4 million of advisory services revenue included in Canadian adult-use cannabis revenue. Included in interest expense, net is $7.7 million of interest income for the year ended May 31, 2023. The Company earned $47.9 from this transaction during the year, which exceeded the initial target of $40 million to be earned during the first 12 month period in connection with the HEXO Convertible Note transaction.

On April 10, 2023, Tilray entered into an Arrangement Agreement to purchase 100% of the outstanding shares of HEXO to be satisfied through the issuance of 0.4352 of Tilray Common Stock for each outstanding HEXO share, see Note 30 (Subsequent events). The acquisition of HEXO builds on the successful strategic alliance between the two companies and positions Tilray for continued strong growth and market leadership in Canada, the largest federally legal cannabis market in the world. The company expects to realize $25 million of additional synergies over the first two years from the transaction close date.

•	Canadian Cannabis business cost reduction plan:

During our fourth quarter of our fiscal year ended May 31, 2022, the Company launched a $30 million cost optimization plan of our existing cannabis business to solidify our position as an industry leading low-cost producer. The Company took decisive action to manage cash flow amid an evolving retail environment by identifying opportunities to leverage technology, supply chain, procurement, and packaging efficiencies while driving labor savings. During the year ended May 31, 2023, we have achieved $22 million of our cost optimization plan on an annualized run-rate basis of which $18.5 million represented actual cost savings during the period. The amount achieved is comprised of the following items:

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

•	International Cannabis business cost reduction plan:

During our fiscal year ended May 31 2023, the Company launched an $8.0 million cost optimization plan for our international cannabis business to adapt to changing market dynamics and slower than anticipated legalization in Europe. During the year, the Company achieved an annualized run-rate basis of $6.2 million of cost savings. This was driven by the integration of our Distribution and European cannabis business for redundant costs including headcount consolidation in addition to optimization of our facility utilization.

•	Tilray-Aphria Arrangement Agreement:

In connection with the Tilray-Aphria Arrangement Agreement, we committed to achieving $80 million, subsequently increased to $100 million, of synergies in connection with the integration of Tilray and Aphria and developed a robust plan and timeline to achieve such synergies. In executing our integration plan, we evaluated and optimized the organizational structure, evaluated and retained the talent and capabilities we identified as necessary to achieve our longer-term growth plan and vision, reviewed contracts and arrangements, and analyzed our supply chain and our strategic partnerships. Due to the Company’s actions in connection with the integration of Tilray and Aphria, during the prior fiscal year ended May 31, 2022, we exceeded the identified $80 million of cost synergies by $5 million and achieved such synergies ahead of our plan.

During the year ended May 31, 2023, the Company achieved the remaining $15 million of the targeted $100 million in cost-saving synergies on an annualized run-rate basis. While this milestone marks the completion of the Tilray and Aphria Arrangement Agreement synergy plan, the Company intends to continue to prioritize cost saving initiatives in the future while remaining committed to our growth plan and vision.

•	Strategic transactions related to facility closures and exits:

In connection with evaluating the profitability of our CC Pharma distribution business, Tilray decided to discontinue its partnership in a medical device reprocessing business given it was not core to CC Pharma's business and was both dilutive from a profitability and cash flow perspective. In connection with evaluating the profitability of our international cannabis business, Tilray also discontinued transactions with one of its customers in Israel to focus on markets which we believe are more accretive to our profitability and cash flow. In addition, Tilray terminated its relationship with a supplier in Uruguay due to a breach of the underlying contract. During the year ended May 31, 2023 the Company sold its interest in ASG Pharma Ltd., a wholly-owned subsidiary incorporated in Malta.

As a result of these strategic business decisions, there were the following impacts on the results for the year ended May 31, 2023 aggregating $9.3 million which increased our net loss, summarized as follows:

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

Business Acquisitions

Acquisition of Montauk Brewing Company, Inc.

On November 7, 2022, Tilray acquired Montauk Brewing Company, Inc. (“Montauk”), a leading craft brewer company based in Montauk, New York.  As consideration for the acquisition of Montauk, the Company paid after post closing adjustments of $35.1 million, which was paid with $28.7 million in cash and $6.4 million from the issuance of 1,708,521 shares of Tilray's common stock. In the event that Montauk achieves certain volume and/or EBITDA targets on or before December 31, 2025, the stockholders of Montauk shall be eligible to receive as additional contingent cash consideration of up to $18 million. The Company, determined that the closing date fair value of this contingent consideration was $10.2 million. In connection with this transaction, the Company is leveraging SweetWater’s existing nationwide infrastructure and Montauk’s northeast influence to significantly expand our distribution network and drive profitable growth in our beverage-alcohol segment. This distribution network is part of Tilray’s strategy to leverage our growing portfolio of CPG brands and ultimately to launch THC-based product adjacencies upon federal legalization in the U.S.

Results of Operations

Our consolidated results, in millions except for per share data, are as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Net revenue	$627,124	$628,372	$513,085	(1,248)	(0)%	115,287	22%
Cost of goods sold	480,164	511,555	389,903	(31,391)	(6)%	121,652	31%
Gross profit	146,960	116,817	123,182	30,143	26%	(6,365)	(5)%
Operating expenses:
General and administrative	165,159	162,801	111,575	2,358	1%	51,226	46%
Selling	34,840	34,926	26,576	(86)	(0)%	8,350	31%
Amortization	93,489	115,191	35,221	(21,702)	(19)%	79,970	227%
Marketing and promotion	30,937	30,934	17,539	3	0%	13,395	76%
Research and development	682	1,518	830	(836)	(55)%	688	83%
Change in fair value of contingent consideration	855	(44,650)	—	45,505	(102)%	(44,650)	0%
Impairments	934,000	378,241	—	555,759	147%	378,241	0%
Other than temporary change in fair value of convertible notes receivable	246,330	—	—	246,330	0%	-	0%
Litigation (recovery) costs	(505)	16,518	3,251	(17,023)	(103)%	13,267	408%
Restructuring costs	9,245	795	—	8,450	1,063%	795	0%
Transaction costs	1,613	30,944	60,361	(29,331)	(95)%	(29,417)	(49)%
Total operating expenses	1,516,645	727,218	255,353	789,427	109%	471,865	185%
Operating loss	(1,369,685)	(610,401)	(132,171)	(759,284)	124%	(478,230)	362%
Interest expense, net	(13,587)	(27,944)	(27,977)	14,357	(51)%	33	(0)%
Non-operating (expense) income, net	(66,909)	197,671	(184,838)	(264,580)	(134)%	382,509	(207)%
Loss before income taxes	(1,450,181)	(440,674)	(344,986)	(1,009,507)	229%	(95,688)	28%
Income tax benefits, net	(7,181)	(6,542)	(8,972)	(639)	10%	2,430	(27)%
Net loss	$(1,443,000)	$(434,132)	$(336,014)	(1,008,868)	232%	(98,118)	29%

Use of Non-GAAP Measures

The Company reports its financial results in accordance with U.S. GAAP. However, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, we discuss non-GAAP financial measures, including reference to:

•	adjusted gross profit (excluding purchase price allocation (“PPA”) step up and inventory valuation allowance) for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness),

•	adjusted gross margin (excluding purchase price allocation (“PPA”) step up and inventory valuation allowance) for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness),

•	adjusted EBITDA,

•	cash and marketable securities, and

•	constant currency presentation of net revenue.

All these non-GAAP financial measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). These measures are presented to help investors’ overall understanding of our financial performance and should not be considered in isolated or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.  Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review Company financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. Please see “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for a reconciliation of such non-GAAP Measures to the most directly comparable GAAP financial measures, as well as a discussion of our adjusted gross margin, adjusted gross profit and adjusted EBITDA measures and the calculation of such measures.

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

Cash and Marketable Securities

The Company combines the Cash and cash equivalent financial statement line item with the Marketable securities financial statement line item as an aggregate total as reconciled in the liquidity and capital resource section below. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its short-term liquidity position by combing these two GAAP metrics.

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

	For the years ended May 31,
(in thousands of U.S. dollars)	2023	2022	2021
Net cannabis revenue	$220,430	$237,522	$201,392
Net beverage alcohol revenue	95,093	71,492	28,599
Distribution Revenue	258,770	259,747	277,300
Wellness revenue	52,831	59,611	5,794
Cannabis costs	162,755	194,834	130,511
Beverage alcohol costs	48,770	32,033	12,687
Distribution costs	231,309	243,231	242,472
Wellness costs	37,330	41,457	4,233
Total adjusted gross profit (excluding PPA step-up and inventory valuation adjustments)	206,442	186,031	143,936
Cannabis adjusted gross margin (excluding inventory valuation adjustments)	51%	43%	45%
Beverage alcohol adjusted gross margin (excluding PPA step-up)	53%	58%	59%
Distribution gross margin (excluding inventory valuation adjustments)	11%	9%	13%
Wellness gross margin	29%	30%	27%
Adjusted EBITDA	$61,479	$48,047	$40,771
Cash and marketable securities	448,529	415,909	488,466
Working capital	$340,050	$523,161	$482,368

(1)

Adjusted EBITDA, adjusted gross profit and adjusted gross margin for each of our segments are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure.

Segment Reporting

Our reportable segments revenue is primarily comprised of revenues from our cannabis, distribution, wellness and beverage alcohol operations, as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Cannabis business	$220,430	$237,522	$201,392	$(17,092)	(7)%	$36,130	18%
Distribution business	258,770	259,747	277,300	(977)	0%	(17,553)	(6)%
Beverage alcohol business	95,093	71,492	28,599	23,601	33%	42,893	150%
Wellness business	52,831	59,611	5,794	(6,780)	(11)%	53,817	929%
Total net revenue	$627,124	$628,372	$513,085	$(1,248)	0%	$115,287	22%

Our reportable segments revenue reported in constant currency(1) are as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022
Cannabis business	$233,227	$237,522	$(4,295)	(2)%
Distribution business	285,115	259,747	25,368	10%
Beverage alcohol business	95,093	71,492	23,601	33%
Wellness business	54,429	59,611	(5,182)	(9)%
Total net revenue	$667,864	$628,372	$39,492	6%

Our geographic revenue is, as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
North America	$324,645	$314,132	$229,120	$10,513	3%	$85,012	37%
EMEA	284,567	296,911	279,062	(12,344)	(4)%	17,849	6%
Rest of World	17,912	17,329	4,903	583	3%	12,426	253%
Total net revenue	$627,124	$628,372	$513,085	$(1,248)	0%	$115,287	22%

Our geographic revenue in constant currency(1) is, as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022
North America	$335,243	$314,132	$21,111	7%
EMEA	309,152	296,911	12,241	4%
Rest of World	23,469	17,329	6,140	35%
Total net revenue	$667,864	$628,372	$39,492	6%

Our geographic capital assets are, as follows:

	For the year ended May 31,		Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022
North America	$319,173	$464,370	$(145,197)	(31)%
EMEA	107,131	119,409	(12,278)	(10)%
Rest of World	3,363	3,720	(357)	(10)%
Total capital assets	$429,667	$587,499	$(157,832)	(27)%

Cannabis revenue

Cannabis revenue based on market channel is, as follows:

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Revenue from Canadian medical cannabis	$25,000	$30,599	$25,539	$(5,599)	(18)%	$5,060	20%
Revenue from Canadian adult-use cannabis	214,319	209,501	222,930	4,818	2%	(13,429)	(6)%
Revenue from wholesale cannabis	1,436	6,904	6,615	(5,468)	(79)%	289	4%
Revenue from international cannabis	43,559	53,887	9,250	(10,328)	(19)%	44,637	483%
Total cannabis revenue	284,314	300,891	264,334	(16,577)	(6)%	36,557	14%
Excise taxes	(63,884)	(63,369)	(62,942)	(515)	1%	(427)	1%
Total cannabis net revenue	$220,430	$237,522	$201,392	$(17,092)	(7)%	$36,130	18%

Cannabis revenue based on market channel in constant currency(1) is, as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022
Revenue from Canadian medical cannabis	$26,612	$30,599	$(3,987)	(13)%
Revenue from Canadian adult-use cannabis	225,694	209,501	16,193	8%
Revenue from wholesale cannabis	1,529	6,904	(5,375)	(78)%
Revenue from international cannabis	47,434	53,887	(6,453)	(12)%
Total cannabis revenue	301,269	300,891	378	0%
Excise taxes	(68,042)	(63,369)	(4,673)	7%
Total cannabis net revenue	$233,227	$237,522	$(4,295)	(2)%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from medical cannabis: Revenue from Canadian medical cannabis decreased 18% to $25.0 million for the year ended May 31, 2023, compared to revenue of $30.6 million for the year ended May 31, 2022. On a constant currency basis revenue from Canadian medical cannabis decreased to $26.6 million from $30.6 million for the year ended May 31, 2022. This decrease in revenue from medical cannabis is primarily driven by increased competition from the adult-use recreational market and its related price compression impacting the medical cannabis market.

Revenue from adult-use cannabis: During the year ended, May 31, 2023, our revenue from Canadian adult-use cannabis product increased 2% to $214.3 million compared to revenue of $209.5 million for the prior year. Due to the decline in the Canadian dollar, on a constant currency basis, our revenue from Canadian adult-use cannabis increased 8% to $225.7 million for the year ended May 31, 2023. Included in the current period results was the favorable impact of the HEXO arrangement which resulted in $40.4 million of advisory services revenue for the year ended May 31, 2023 that did not occur in the prior period comparative. This increase was offset by the negative impacts of price compression, challenges in the province of Quebec and change in potency preferences.

Wholesale cannabis revenue: Revenue from wholesale cannabis decreased to $1.4 million for the year ended May 31, 2023, compared to revenue of  $6.9 million for the prior year same period which is consistent on a constant currency basis. The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales.

International cannabis revenue: Revenue from international cannabis decreased to $43.6 million for the year ended May 31, 2023, compared to revenue of  $53.9 million for the year ended May 31, 2022. Given the deterioration of the Euro against the U.S. Dollar in the quarter, on a constant currency basis, revenue from international cannabis decreased to $47.4 million from $53.9 million in the prior year same period. During the year, the Company recognized a one-time return adjustment of $3.1 million related to a customer in Israel. In addition, the Company had $9.8 million of revenue in the prior year to Israel, which did not repeat in the current period results given the challenging and severe deterioration of market conditions in Israel. These negative impacts were partially offset by expansion into other European countries that have legalized medical cannabis.

Distribution revenue

Revenue from Distribution operations decreased to $258.8 million for the year ended May 31, 2023 compared to revenue of $259.7 million for the prior year same period. Revenue was negatively impacted during year from the deterioration of the Euro against the U.S. Dollar, which when the impacts are eliminated on a constant currency basis, revenue increased to $285.1 million for the year ended May 31, 2023 when compared to prior year same period. However, this impact is offset by the impact of the flood that occurred in the comparative prior period and forced a business closure for approximately five days leading to a decrease in net revenue in the prior period of almost $5.0 million, which did not recur in the current year. Additionally, the Company is continuing to prioritize higher margin sales, and as a result of our focus on higher margin sales and capacity constraints, management believes in future periods we can continue to drive larger profit margins despite not increasing revenue in our distribution business as we approach full utilization of our facility.

Beverage alcohol revenue

Revenue from our Beverage operations increased to $95.1 million the year ended May 31, 2023, compared to revenue of $71.5 million for the prior year same period. The increase in the year relates primarily to our acquisition of Montauk on November 7, 2022.

Wellness revenue

Our Wellness revenue from Manitoba Harvest decreased to $52.8 million for the year ended May 31, 2023 compared to $59.6 million for the prior year same period. On a constant currency basis for the year ended May 31, 2023, Wellness revenue decreased to $54.4 million from $59.6 million. The decrease in revenue for the year related to continual changes of inventory management by one of our customers based on a warehousing strategy as well as a decline in sales velocity from a recent price increase required to protect our margin given the inflation on our ingredient costs.

Gross profit and gross margin

Our gross profit and gross margin for the years ended May 31, 2023, 2022 and 2021, is as follows, for our each of our operating segments:

(in thousands of U.S. dollars)	For the year ended May 31.			Change	Change
Cannabis	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net revenue	$220,430	$237,522	$201,392	$(17,092)	$36,130
Cost of goods sold	162,755	194,834	130,511	(32,079)	64,323
Gross profit (loss)	57,675	42,688	70,881	14,987	(28,193)
Gross margin	26%	18%	35%	8%	-17%
Inventory valuation adjustments	55,000	59,500	19,919	(4,500)	39,581
Adjusted gross profit (1)	112,675	102,188	90,800	10,487	11,388
Adjusted gross margin (1)	51%	43%	45%	8%	-2%
Distribution
Net revenue	258,770	259,747	277,300	(977)	(17,553)
Cost of goods sold	231,309	243,231	242,472	(11,922)	759
Gross profit	27,461	16,516	34,828	10,945	(18,312)
Gross margin	11%	6%	13%	5%	(7%)
Inventory valuation adjustments	—	7,500	—	(7,500)	7,500
Adjusted gross profit (1)	27,461	24,016	34,828	3,445	(10,812)
Adjusted gross margin (1)	11%	9%	13%	2%	-4%
Beverage alcohol
Net revenue	95,093	71,492	28,599	23,601	42,893
Cost of goods sold	48,770	32,033	12,687	16,737	19,346
Gross profit	46,323	39,459	15,912	6,864	23,547
Gross margin	49%	55%	56%	(6%)	(1%)
Purchase price accounting step-up	4,482	2,214	835	2,268	1,379
Adjusted gross profit (1)	50,805	41,673	16,747	9,132	24,926
Adjusted gross margin (1)	53%	58%	59%	-5%	-1%
Wellness
Net revenue	52,831	59,611	5,794	(6,780)	53,817
Cost of goods sold	37,330	41,457	4,233	(4,127)	37,224
Gross profit	15,501	18,154	1,561	(2,653)	16,593
Gross margin	29%	30%	27%	(1%)	3%
Total
Net revenue	627,124	628,372	513,085	(1,248)	115,287
Cost of goods sold	480,164	511,555	389,903	(31,391)	121,652
Gross profit (loss)	146,960	116,817	123,182	30,143	(6,365)
Gross margin	23%	19%	24%	4%	-5%
Inventory valuation adjustments	55,000	67,000	19,919	(12,000)	47,081
Purchase price accounting step-up	4,482	2,214	835	2,268	1,379
Adjusted gross profit (1)	$206,442	$186,031	$143,936	$20,411	$42,095
Adjusted gross margin (1)	33%	30%	28%	3%	2%

(1)	Adjusted gross profit is our Gross profit (adjusted to exclude inventory valuation adjustment and purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude inventory valuation adjustment and purchase price accounting valuation step-up) and are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” for additional discussion regarding these non-GAAP measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. We do not consider adjusted gross profit and adjusted gross margin in isolation or as an alternative to financial measures determined in accordance with GAAP.

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

Cannabis gross margin: Gross margin increased during the year ended May 31, 2023, to 26% from 18% for the prior year same periods. The largest impact in the change in cannabis gross margin was related to the non-cash inventory valuation adjustments that occurred in the current year which was higher in the prior year. Excluding these valuation adjustments, adjusted gross margin during the year ended May 31, 2023, increased to 51%  from 43% when comparing the same prior year period. The largest impact on the current period adjusted gross margin is the inclusion of the $40.4 million of HEXO advisory fee revenue included in cannabis revenue. When this revenue is excluded from this computation, our adjusted cannabis gross margin would have been 40%. The reason for the decline in the year when excluding the impacts from HEXO is attributed to the impacts of price compression as well as a decrease in utilization of our cannabis facilities to manage demand requirements. Additionally, the Company recognized a one-time return as discussed in the international cannabis revenue section that reduced our top line revenue as well as a one-time inventory disposals incurred as exit costs from Israel for a combined impact of reducing gross profit by $1.4 million. Further impacting the decrease in the adjusted gross cannabis margin is a shift in strategic priorities to focus on pursuing cash flow generating activities. The Company has made the business decision to lower production in our cannabis facilities as a result of slower than anticipated legalization globally. We will continue to prioritize reductions in operational costs as we continue to assess additional potential cost saving initiatives.

Distribution gross margin: Gross margin of 11% for the year ended May 31, 2023, increased from 6% the year ended May 31, 2022. The distribution gross margin for the year ended May 31, 2023, increased to 11% from the prior year's adjusted gross margin of 9%, which included a write-off of $7.5 million from excess inventory related to medicines purchased during the peak of the pandemic that occurred in prior period comparative figure and did not recur. The adjusted year over year increase relates to a change in product mix as the Company continues to focus on higher margin sales in the current year.

Beverage alcohol gross margin: Gross margin of 49% for the year ended May 31, 2023, decreased from 55% the prior year ended May 31, 2022. Adjusted gross margin of 53% decreased in the year ended May 31, 2023, from 58% in the year ended May 31, 2022. The adjusted gross margin for Beverage alcohol was 53% in the year compared to 58% for the prior year. The decrease in beverage alcohol gross margin for the year is a result of the Montauk acquisition that was not completed in the prior period comparison and the Breckenridge acquisition which was only in two quarters of the comparative period. Both acquired companies operate at a slightly lower margin than SweetWater, which contributed to the decrease. Additionally, SweetWater has expanded operations in Colorado in the current period which has had negative impacts on the margin as it is still in the start-up phase.

Wellness gross margin:  Gross margin of 29% for the year ended May 31, 2023, decreased from a gross margin of 30% for the year ended May 31, 2022. The decrease is related to the impacts of higher input costs of seed ingredients as a result of inflation. The Company increased prices in the second quarter to combat the impacts of this inflation and as a result the gross margin has remained overall consistent.

Operating expenses

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
General and administrative	$165,159	$162,801	$111,575	$2,358	1%	$51,226	46%
Selling	34,840	34,926	26,576	(86)	(0)%	8,350	31%
Amortization	93,489	115,191	35,221	(21,702)	(19)%	79,970	227%
Marketing and promotion	30,937	30,934	17,539	3	0%	13,395	76%
Research and development	682	1,518	830	(836)	(55)%	688	83%
Change in fair value of contingent consideration	855	(44,650)	—	45,505	(102)%	(44,650)	NM
Impairments	934,000	378,241	—	555,759	147%	378,241	NM
Other than temporary change in fair value of convertible notes receivable	246,330	—	—	246,330	NM	—	NM
Litigation (recovery) costs	(505)	16,518	3,251	(17,023)	(103)%	13,267	408%
Restructuring costs	9,245	795	—	8,450	1,063%	795	NM
Transaction costs	1,613	30,944	60,361	(29,331)	(95)%	(29,417)	(49)%
Total operating expenses	$1,516,645	$727,218	$255,353	$789,427	109%	$471,865	185%

Total operating expenses for the year ended May 31, 2023, increased by $789.4 million to $1,516.6 million from $727.2 million as compared to prior year. Operating expenses are comprised of general and administrative, share-based compensation, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, impairments, litigation (recovery) costs, restructuring costs and transaction (income) costs. This increase was primarily a result of the non-cash impairments and changes in fair value of convertible notes receivable recorded in the period described in detail below.

General and administrative costs

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Executive compensation	$13,655	$14,128	$8,645	$(473)	(3)%	$5,483	63%
Office and general	27,845	27,153	19,503	692	3%	7,650	39%
Salaries and wages	57,228	51,693	37,126	5,535	11%	14,567	39%
Stock-based compensation	39,595	35,994	17,351	3,601	10%	18,643	107%
Insurance	12,033	17,536	12,257	(5,503)	(31)%	5,279	43%
Professional fees	7,166	13,047	11,779	(5,881)	(45)%	1,268	11%
Gain on sale of capital assets	(48)	(682)	—	634	(93)%	(682)	NM
Insurance proceeds	—	(4,032)	—	4,032	(100)%	(4,032)	NM
Travel and accommodation	4,530	4,203	2,711	327	8%	1,492	55%
Rent	3,155	3,761	2,203	(606)	(16)%	1,558	71%
Total general and administrative costs	$165,159	$162,801	$111,575	$2,358	1%	$51,226	46%

Executive compensation decreased by 3% in the year ended May 31, 2023 compared to $14.1 the prior year, primarily due to a minor changes in the executive team structure and otherwise remained consistent.

Office and general increased by 3% in the year ended May 31, 2023 compared to $27.2 the prior year, primarily due to the acquisition of Montauk, increased operations and some reclassification of other expenses during the period.

Salaries and wages increased 11% in the year ended May 31, 2023 compared to $51.7 the prior year. The increase is primarily due to additions associated with the inclusion of Breckenridge employees, who were partially included in the prior year and Montauk employees, who were not included in the prior year.

The Company recognized stock-based compensation expense of $39.6 million in the year ended May 31, 2023 compared to $36.0 million to the prior year. The increase is primarily driven by the increased number of employees and the accelerated vesting of certain elements of our stock-based compensation awards.

Insurance expenses decreased by 31% in the year ended May 31, 2023 compared to the prior year, due primarily to our revised directors and officers’ insurance policy. This item was a target of the Tilray-Aphria Arrangement Agreement synergies.

Professional fees decreased by 45% to $7.2 million in the year ended May 31, 2023 from $13.0 when compared to the prior year. This item was a target of the Tilray-Aphria Arrangement Agreement synergies which drove the large decrease in the year. As well, some of our charter amendment costs were recorded in transactions costs during the period.

The Company recognized $4.0 million in the year ended May 31, 2022 related to insurance recoveries under the business interruption and extra expense portions of CC Pharma’s property insurance and had no recoveries in 2023.

Selling costs

For the year ended May 31, 2023, the Company incurred selling costs of $34.8 million or 5.6% of revenue as compared to $34.9 or 5.6% of revenue in the prior year. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products. The amount has remained consistent as a percentage of revenue on a year over year basis.

Amortization

The Company incurred non-production related amortization charges of $93.5 million for the year ended May 31, 2023 compared to $115.2 million in 2022. The decreased amortization is a result of the reduced intangible asset levels.

Marketing and promotion cost

For the year ended May 31, 2023, the Company incurred marketing and promotion costs of $30.9 million, as compared to $30.9 in the prior year. This amount has remained consistent period over period as marketing is not directly proportionate to sales and is discretionary.

Research and development

Research and development costs were $0.7 million in the year ended May 31, 2023, compared to $1.5 million in the prior year. Research and development costs relate to external costs associated with the development of new products.

Impairment

Based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value, coupled with challenging macro-economic conditions, most particularly the rising interest rate environment and slower than anticipated progress in global cannabis legalization, the Company concluded that it is more likely than not that indicators of impairment were present in the Company's third quarter ended February 28, 2023. Accordingly, the Company performed the applicable impairment tests by computing the fair value of each reporting segment by using the income approach, and a combination of the income approach and the market approach for all other asset categories identified to have indicators of impairment as summarized below. As a result the Company incurred a non-cash impairment expense for the year ended May 31, 2023 of $934.0 million which is comprised of the following components:

●

Capital asset impairments of $81.5 million on a production facility in Canada and $22.5 million on equipment which the Company has temporarily made idle in order to reduce cultivation costs and right-size the Company's production to align with current and projected demand, as references in Note 6 (Capital assets), and;

●

Intangible asset impairments of $110.0 million on customer relationships & distribution channels, $55.0 million of its licenses, permits & applications and $40.0 million of its intellectual property, trademarks, knowhow & brands, as a result of the decline in market share in its Canadian cannabis with certain product lines and customers, as referenced in Note 8 (Intangible assets), and;

●

Goodwill impairments of $603.5 million in cannabis goodwill and $15.0 million in wellness goodwill, as a result of the increased Company specific risk premium which was driven by increased borrowing rates and the decline of the company’s market capitalization, as referenced in Note 10 (Goodwill), and;

●	Other current assets impairments of $6.5 million.

This non-cash impairment expense has no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

Other than temporary write-down of convertible notes receivable

During the year the Company recognized an other-than-temporary change in fair value, which resulted in a non-cash impairment expense of convertible notes receivable impairments of $128.6 million on the HEXO Convertible Notes Receivable due to changes in the HEXO share price and HEXO operations, which culminated in HEXO's assessment of a going concern issue primarily surrounding their ability to meet their minimum liquidity covenant and $117.8 million on the MedMen Convertible Notes due to the deterioration of capital market conditions from increased interest rates and recent delays in US Federal cannabis legalization, as referenced in Note 11 (Convertible Notes Receivable). Subsequent to year-end, the Company converted the HEXO Convertible Notes Receivable and acquired all the outstanding shares of HEXO, see Note 30 (Subsequent events).

Litigation costs

Litigation costs of ($0.5) million were expensed during the year ended May 31, 2023 compared to $16.5 million in the prior year. Litigation costs include fees and expenses incurred in connection with defending and settling ongoing litigation matters, net of any judgments or settlement recoveries received from third parties. See Note 27 (Commitments and Contingencies) for additional information on significant litigation matters.

Restructuring costs

In connection with executing our acquisition strategy and strategic transactions, the Company incurred non-recurring restructuring and exit costs associated with the integration efforts of these transactions. For the year ended May 31, 2023 and May 31, 2022 respectively, the Company incurred $9.2 million and $0.8 million of restructuring costs. The breakdown of the restructuring charges for the year ended May 31, 2023 are as follows:

In the year the Company incurred $2.7 million of expenses related to severance costs required to right size the Company's production to better align with current demand requirements. The Company also incurred $1.6 million of exit cost and $2.8 million for inventory adjustments from the termination of our producer partnership in Uruguay due to a breach of the underlying contract in our International cannabis business. Additionally, amounts related to the Tilray-Aphria arrangement agreement for the closure of our Canadian cannabis facility in Enniskillen were reclassified from transaction costs to restructuring costs during the quarter in the amount of $1.4 million.  It is anticipated that there will continue to be additional costs associated with this transaction until the resolution of our lease termination for our Enniskillen facility and the restructuring of Nanaimo facility are completed. The Company also incurred $2.2 million of write-offs from the exit of our medical device reprocessing business in our distribution reporting segment. These one-time non-cash charges were a required exit cost as we determined this business venture was no longer accretive to our focus of being free cash flow positive and is not anticipated to have ongoing expenses.

Transaction costs

Items classified as transaction (income) costs are non-recurring in nature and correspond largely to our acquisitions, and synergy strategy. The decrease of 95% from $30.9 million in the prior year to $1.6 million in the current year is related to the following items:

•	the prior year included fees related to the MedMen transaction, and there are no further expected costs to be incurred unless the Triggering Event arises;

•

we recognized a change in fair value of $18.3 million on the HTI Share Consideration's purchase price derivative as a result of an increase in our share price on the shares paid for the HEXO convertible note receivable Note 11 (Convertible notes receivable). This gain was payable to the Company from HTI and was collected in cash during the current year. This gain offsets the following items in the year and contributes to the year over year decrease in transaction costs,

•	a non-reimbursed compensation payment of $5.0 million, as a result of the HEXO transaction;

•	fees incurred for the Montauk acquisition in the current year which differed from the fees incurred for the Breckenridge acquisitions which occurred in the prior year; and

•	fees associated with amending our charter during the year.

Non-operating income (expense), net

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Change in fair value of convertible debenture payable	$(43,651)	$163,670	$(170,453)	$(207,321)	(127)%	$334,123	(196)%
Change in fair value of warrant liability	12,438	63,913	1,234	(51,475)	(81)%	62,679	5,079%
Foreign exchange loss	(25,535)	(28,383)	(22,347)	2,848	(10)%	(6,036)	27%
Loss on long-term investments	(2,190)	(6,737)	(2,352)	4,547	(67)%	(4,385)	186%
Other non-operating (losses) gains, net	(7,971)	5,208	9,080	(13,179)	(253)%	(3,872)	(43)%
Total non-operating income (expense)	$(66,909)	$197,671	$(184,838)	$(264,580)	(134)%	$382,509	(207)%

For the year ended May 31, 2023, the Company recognized a gain on the change in fair value of its APHA 24 convertible debentures of ($43.7) million, compared to a loss on the change in fair value of $163.7 million for the prior year. The change is driven primarily by the changes in the Company’s share price and the change in the trading price of the convertible debentures. For the year ended May 31, 2023, the Company recognized a change in fair value of its warrants of $12.4 million compared to a change in fair value of $63.9 million for the prior year. Furthermore, for the year ended May 31, 2023, the Company recognized a loss of ($25.5) million, resulting from the changes in foreign exchange rates during the period, compared to a loss of ($28.4) million for the prior year, largely associated with the strengthening of the US dollar against the Canadian dollar. The remaining other losses relate to changes in fair value in the Company’s convertible notes receivable and long-term investments.

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

For the year ended May 31, 2023, adjusted EBITDA increased by $13.5 million to $61.5 million compared to $48.0 in the prior year.

	For the year ended May 31,			Change		Change
Adjusted EBITDA reconciliation:	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Net (loss) income	$(1,443,000)	$(434,132)	$(336,014)	$(1,008,868)	232%	$(98,118)	29%
Income tax benefits, net	(7,181)	(6,542)	(8,972)	(639)	10%	2,430	(27)%
Interest expense, net	13,587	27,944	27,977	(14,357)	(51)%	(33)	(0)%
Non-operating income (expense), net	66,909	(197,671)	184,838	264,580	(134)%	(382,509)	(207)%
Amortization	130,149	154,592	67,832	(24,443)	(16)%	86,760	128%
Stock-based compensation	39,595	35,994	17,351	3,601	10%	18,643	107%
Change in fair value of contingent consideration	855	(44,650)	—	45,505	(102)%	(44,650)	NM
Impairments	934,000	378,241	—	555,759	147%	378,241	NM
Other than temporary change in fair value of convertible notes receivable	246,330	—	—	246,330	NM	—	NM
Inventory valuation adjustments	55,000	67,000	19,919	(12,000)	(18)%	47,081	236%
Purchase price accounting step-up	4,482	2,214	835	2,268	102%	1,379	165%
Facility start-up and closure costs	7,600	13,700	2,056	(6,100)	(45)%	11,644	566%
Lease expense	2,800	3,100	1,337	(300)	(10)%	1,763	132%
Litigation (recovery) costs	(505)	16,518	3,251	(17,023)	(103)%	13,267	408%
Restructuring costs	9,245	795	—	8,450	1,063%	795	NM
Transaction costs	1,613	30,944	60,361	(29,331)	(95)%	(29,417)	(49)%
Adjusted EBITDA	$61,479	$48,047	$40,771	$13,432	28%	$7,276	18%

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA excludes:

•	Non-cash inventory valuation adjustments;

•	Non-cash amortization expenses, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•

Stock-based compensation expenses, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

•	Non-cash impairment charges, as the charges are not expected to be a recurring business activity;

•	Non-cash other than temporary write-down of convertible notes receivable, as the charges are not expected to be a recurring business activity;

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

•	Lease expense, to conform with competitors who report under IFRS;

•	Transaction costs includes acquisition related expenses, which vary significantly by transactions and are excluded to evaluate ongoing operating results;

•	Litigation (recovery) costs includes costs related to ongoing litigations, legal settlements and recoveries which are excluded to evaluate ongoing operating results;

•	Restructuring costs;

•	Amortization of purchase accounting step-up in inventory value included in costs of sales - product costs; and

•	Current and deferred income tax expenses and recoveries, which are a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

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

Revenue is recognized when the control of the promised goods, through performance obligation, is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligations or as advisory services are provided. Payments received for the goods or services in advance of performance are recognized as a contract liability.

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

Warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Our warrants are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of net loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within transaction costs in the statements of net loss and comprehensive loss.

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

(viii)	Convertible debentures

The Company accounts for its convertible debentures in accordance with ASC 470-20 Debt with Conversion and Other Options, whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC 815-15 Derivatives and Hedging – Embedded Derivatives or the substantial premium model in ASC 470-20 Debt – Debt with Conversion and Other Options applies. Where the substantial premium model applies, the premium is recorded in additional paid-in capital. The resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding as additional non-cash interest expenses.

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

New Standards and Interpretations Applicable Effective June 1, 2022

Refer to Part II, Item 8, Note 3, Significant Accounting Policies, of this Form 10-K for additional information on changes in accounting policies. There have been no new standards or interpretations applicable to the Company during the year.

Liquidity and Capital Resources

We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and make acquisitions. On March 3, 2022, we entered into an at the market offering arrangement (the "ATM Program") pursuant to which we offered and sold our common stock having an aggregate offering price of up to $400 million. The ATM Program was intended to strengthen our balance sheet and improve our liquidity position and was utilized to offer and sell common stock having a total of $400 million. The Company fully completed its sales of shares under the ATM Program during the fiscal year. In addition, the Company issued additional convertible debentures payable (Note 17) to pay off certain existing convertible debentures. We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with received proceeds from the ATM Program and access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs for a short and long term outlook.

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

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the Year ended May 31,			Change		Change
	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Net cash provided by (used in) operating activities	$7,906	$(177,262)	$(44,717)	$185,168	(104)%	$(132,545)	296%
Net cash (used in) provided by investing activities	(285,111)	(21,533)	46,105	(263,578)	1,224%	(67,638)	(147)%
Net cash provided by financing activities	70,158	128,196	124,308	(58,038)	(45)%	3,888	3%
Effect on cash of foreign currency translation	(2,230)	(1,958)	2,124	(272)	14%	(4,082)	(192)%
Cash and cash equivalents, beginning of period	415,909	488,466	360,646	(72,557)	(15)%	127,820	(176)%
Cash and cash equivalents, end of period	$206,632	$415,909	$488,466	$(209,277)	-50%	$(72,557)	35%
Marketable securities	241,897	-	-	241,897	NM	-	NM
Cash and marketable securities	$448,529	$415,909	$488,466	$32,620	8%	$(72,557)	(222)%

Cash flows from operating activities

The improvement in net cash provided by operating activities of $7.9 million during the year ended May 31, 2023, compared to the net cash used in operating activities of $177.3 million in the prior year same period is primarily related to improved operating efficiencies realized through our synergy and cost optimization programs, improved management of our working capital requirements, the $18.3 million of the cash collected from the HTI Share Consideration’s purchase price derivative and the $33.0 million of cash received from the SLC Settlement.

Cash flows from investing activities

The increase in net cash used in investing activities to $285.1 million from $21.5 million in 2023 compared to 2022 changed primarily due to the $243.1 million purchase of marketable securities and the $26.7 million for our acquisition of Montauk Brewing Company.

Cash flows from financing activities

The decrease in cash provided by financing activities to $70.2 million from $128.2 million in 2023 compared to 2022 is primarily due to less funds received from the ATM financing completed in fiscal year 2023, and the early payment on the Company’s convertible debentures of $187.4 million in fiscal year 2023 compared to $88.0 million in fiscal year 2022, offset by the convertible debt financing for $145.1 million completed in fiscal year 2023 that did not occur in fiscal year 2022.

Cash resources and working capital requirements

The Company constantly monitors and manages its cash flows to assess the liquidity necessary to fund operations. As of May 31, 2023, the Company maintained $448.5 million of cash and cash equivalents on hand and marketable securities, compared to $415.9 million in cash and cash equivalents at May 31, 2022.

Working capital provides funds for the Company to meet its operational and capital requirements. As of May 31, 2023, the Company maintained working capital of $340.1 million. We historically financed our operations through the issuance of common stock, sale of convertible notes and revenue generating activities. While we believe we have sufficient cash to meet existing working capital requirements in the short term, we may need additional sources of capital and/or financing, to meet our U.S. growth ambitions, expansion of our international operations and other strategic transactions.

Contractual obligations

We lease various facilities, under non-cancelable operating leases, which expire at various dates through September 2040:

Operating
leases
2024	$4,106
2025	3,295
2026	3,486
2027	3,412
Thereafter	4,012
Total minimum lease payments	$18,311
Imputed interest	(7,952)
Obligations recognized	$10,359

Purchase and other commitments

The Company has payments for long-term debt, convertible debentures, material purchase commitments and constructions commitments, as follows:

	Total	2024	2025	2026	2027	Thereafter
Long-term debt repayment	$161,707	$24,080	$14,208	$41,798	$10,522	$71,099
Convertible notes payable	464,070	177,330	136,740	—	—	150,000
Material purchase obligations	24,468	18,726	5,140	602	—	—
Construction commitments	8,410	8,410	—	—	—	—
Total	$658,655	$228,546	$156,088	$42,400	$10,522	$221,099

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

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at May 31, 2023, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

(b)	Liquidity risk

As at May 31, 2023, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which have contractual maturities over the next five years.

The Company maintains debt service charge and leverage covenants on certain loans secured by its Aphria Diamond facilities and 420 that are measured quarterly.  The Company believes that it has sufficient operating room with respect to its financial covenants for the next fiscal year and does not anticipate being in breach of any of its financial covenants.

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position at May 31, 2023, management regards liquidity risk to be low.

(c)	Currency rate risk

As at May 31, 2023, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Financial Position as of May 31, 2023 and 2022	69

Consolidated Statements of Loss and Comprehensive Loss for the Years ended May 31, 2023, 2022, and 2021	70

Consolidated Statements of Changes in Equity for the Years ended May 31, 2023, 2022, and 2021	71

Consolidated Statements of Cash Flows for the Years ended May 31, 2023, 2022, and 2021	72

Notes to Consolidated Financial Statements	73

Report of Independent Registered Public Accounting Firm PCAOB ID 271	118

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

Tilray Brands, Inc.

Consolidated Statements of Financial Position

(In thousands of U.S. dollars)

	May 31,	May 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$206,632	$415,909
Marketable securities	241,897	—
Accounts receivable, net	86,227	95,279
Inventory	200,551	245,529
Prepaids and other current assets	37,722	46,786
Total current assets	773,029	803,503
Capital assets	429,667	587,499
Right-of-use assets	5,941	12,996
Intangible assets	973,785	1,277,875
Goodwill	2,008,843	2,641,305
Interest in equity investees	4,576	4,952
Long-term investments	7,795	10,050
Convertible notes receivable	103,401	111,200
Other assets	222	314
Total assets	$4,307,259	$5,449,694
Liabilities
Current liabilities
Bank indebtedness	$23,381	$18,123
Accounts payable and accrued liabilities	190,682	157,431
Contingent consideration	16,218	16,007
Warrant liability	1,817	14,255
Current portion of lease liabilities	2,423	6,703
Current portion of long-term debt	24,080	67,823
Current portion of convertible debentures payable	174,378	—
Total current liabilities	432,979	280,342
Long - term liabilities
Contingent consideration	10,889	—
Lease liabilities	7,936	11,329
Long-term debt	136,889	117,879
Convertible debentures payable	221,044	401,949
Deferred tax liabilities	167,364	196,638
Other liabilities	215	191
Total liabilities	977,316	1,008,328
Commitments and contingencies (see to Note 27)
Stockholders' equity
Common stock ($0.0001 par value; 990,000,000 shares authorized; 656,655,455 and 532,674,887 shares issued and outstanding, respectively)	66	53
Additional paid-in capital	5,777,743	5,382,367
Accumulated other comprehensive loss	(46,610)	(20,764)
Accumulated Deficit	(2,415,507)	(962,851)
Total Tilray Brands, Inc. stockholders' equity	3,315,692	4,398,805
Non-controlling interests	14,251	42,561
Total stockholders' equity	3,329,943	4,441,366
Total liabilities and stockholders' equity	$4,307,259	$5,449,694

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands of U.S. dollars, except share and per share amounts)

	For the year ended May 31,
	2023	2022	2021
Net revenue	$627,124	$628,372	$513,085
Cost of goods sold	480,164	511,555	389,903
Gross profit	146,960	116,817	123,182
Operating expenses:
General and administrative	165,159	162,801	111,575
Selling	34,840	34,926	26,576
Amortization	93,489	115,191	35,221
Marketing and promotion	30,937	30,934	17,539
Research and development	682	1,518	830
Change in fair value of contingent consideration	855	(44,650)	—
Impairments	934,000	378,241	—
Other than temporary change in fair value of convertible notes receivable	246,330	—	—
Litigation (recovery) costs	(505)	16,518	3,251
Restructuring costs	9,245	795	—
Transaction costs	1,613	30,944	60,361
Total operating expenses	1,516,645	727,218	255,353
Operating loss	(1,369,685)	(610,401)	(132,171)
Interest expense, net	(13,587)	(27,944)	(27,977)
Non-operating income (expense), net	(66,909)	197,671	(184,838)
Loss before income taxes	(1,450,181)	(440,674)	(344,986)
Income tax benefits, net	(7,181)	(6,542)	(8,972)
Net loss	$(1,443,000)	$(434,132)	$(336,014)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(1,452,656)	(476,801)	(367,421)
Non-controlling interests	9,656	42,669	31,407
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(83,533)	(125,306)	156,649
Unrealized gain (loss) on convertible notes receivable	75,177	(71,428)	(3,824)
Total other comprehensive income (loss), net of tax	(8,356)	(196,734)	152,825
Comprehensive loss	$(1,451,356)	$(630,866)	$(183,189)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(1,478,502)	(650,233)	(214,596)
Non-controlling interests	27,146	19,367	31,407
Weighted average number of common shares - basic	617,982,589	481,219,130	269,549,852
Weighted average number of common shares - diluted	617,982,589	481,219,130	269,549,852
Net loss per share - basic	$(2.35)	$(0.99)	$(1.36)
Net loss per share - diluted	$(2.35)	$(0.99)	$(1.36)

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars, except share amounts)

				Accumulated
	Number of		Additional	other		Non-
	common	Common	paid-in	comprehensive	Accumulated	controlling
	shares	stock	capital	income (loss)	Deficit	interests	Total
Balance at May 31, 2020	240,132,635	$24	$1,366,736	$(5,434)	$(113,352)	$26,957	$1,274,931
Share issuance - legal settlement	1,893,858	—	10,454	—	—	—	10,454
Share issuance - equity financing	14,610,496	2	103,535	—	—	—	103,537
Share issuance - SweetWater acquisition	8,232,810	1	65,888	—	—		65,889
Share issuance - contract settlement	1,165,861	1	21,370	—	—	(40,266)	(18,895)
Share issuance - Arrangement	179,635,973	18	3,204,888	—	—	—	3,204,906
Share issuance - options exercised	318,299	—	144	—	—	—	144
Share issuance - RSUs exercised	450,709	—	—	—	—	—	—
Stock-based payments	—	—	19,391	—	—	—	19,391
Settlement of convertible notes receivable	—	—	—	5,277	(5,277)	—	—
Dividends paid to non-controlling interests	—	—	—	—	—	(11,855)	(11,855)
Comprehensive income (loss) for the year	—	—	—	152,825	(367,421)	31,407	(183,189)
Balance at May 31, 2021	446,440,641	$46	$4,792,406	$152,668	$(486,050)	$6,243	$4,465,313
Third party contribution to Superhero Acquisition LP	—	—	—	—	—	52,995	52,995
Share issuance - Superhero Acquisition LP	9,817,061	—	117,804	—	—	—	117,804
Share issuance - Breckenridge Acquisition	12,540,479	2	114,066	—	—	—	114,068
Share issuance - equity financing	51,741,710	5	262,504	—	—	—	262,509
Share issuance - Double Diamond Holdings note	2,677,596	—	28,560	—	—	(36,044)	(7,484)
Share issuance - legal settlement	2,959,386	—	22,170	—	—	—	22,170
Share issuance - purchase of capital and intangible assets	1,289,628	—	12,146	—	—	—	12,146
Share issuance - options exercised	719,031	—	5,403	—	—	—	5,403
Share issuance - RSUs exercised	4,489,355	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(8,686)	—	—	—	(8,686)
Stock-based compensation	—	—	35,994	—	—	—	35,994
Comprehensive income (loss) for the year	—	—	—	(173,432)	(476,801)	19,367	(630,866)
Balance at May 31, 2022	532,674,887	$53	$5,382,367	$(20,764)	$(962,851)	$42,561	$4,441,366
Share issuance -Montauk Acquisition	1,708,521	—	6,422	—	—	—	6,422
Share issuance - equity financing	32,481,149	3	129,590	—	—	—	129,593
Share issuance- purchase of HEXO convertible note receivable	33,314,412	3	107,269	—	—	—	107,272
HTI Convertible Note - conversion feature	—	—	9,055	—	—	—	9,055
Share issuance - Double Diamond Holdings note	16,114,406	3	60,062	—	—	(47,598)	12,467
Share issuance - options exercised	7,960	—	—	—	—	—	—
Share issuance - RSUs exercised	1,854,120	—	—	—	—	—	—
Share issuance - convertible notes share lending agreement	38,500,000	4	26,157	—	—	—	26,161
Equity component related to issuance of convertible debt, net of issuance costs	—	—	18,415	—	—	—	18,415
Shares effectively repurchased for employee withholding tax	—	—	(1,189)	—	—	—	(1,189)
Stock-based compensation	—	—	39,595	—	—	—	39,595
Dividends declared to non-controlling interests	—	—	—	—	—	(7,858)	(7,858)
Comprehensive income (loss) for the year	—	—	—	(25,846)	(1,452,656)	27,146	(1,451,356)
Balance at May 31, 2023	656,655,455	$66	$5,777,743	$(46,610)	$(2,415,507)	$14,251	$3,329,943

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars, except share amounts)

	For the year
	ended May 31,
	2023	2022	2021
Cash provided by (used in) operating activities:
Net loss	$(1,443,000)	$(434,132)	$(336,014)
Adjustments for:
Deferred income tax recovery	(31,953)	(27,538)	(24,873)
Unrealized foreign exchange loss	17,768	18,001	49,342
Amortization	130,149	154,592	67,832
Gain on sale of capital assets	(48)	(682)	—
Inventory valuation write down	55,000	67,000	19,919
Impairments	934,001	378,240	—
Other than temporary change in fair value of convertible notes receivable	246,330	—	—
Other non-cash items	11,406	(9,647)	1,502
Stock-based compensation	39,595	35,994	17,351
Loss on long-term investments & equity investments	2,190	4,914	1,624
Loss (gain) on derivative instruments	31,213	(227,583)	169,537
Change in fair value of contingent consideration	855	(44,650)	—
Transaction costs associated with business acquisitions	—	—	59,917
Change in non-cash working capital:
Accounts receivable	4,168	(5,842)	(23,512)
Prepaids and other current assets	3,122	4,472	(6,772)
Inventory	(12,934)	(45,749)	(55,205)
Accounts payable and accrued liabilities	20,044	(44,652)	14,635
Net cash provided by (used in) operating activities	7,906	(177,262)	(44,717)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(20,800)	(34,064)	(38,874)
Proceeds from disposal of capital and intangible assets	4,304	12,205	6,608
Promissory notes advances	—	—	(2,419)
Repayment of notes receivable	—	—	5,752
Change in marketable securities	(241,897)	—	—
Proceeds from disposal of long-term investments and equity investees	—	—	8,430
Net cash (paid for) acquired in business acquisition	(26,718)	326	66,608
Net cash (used in) provided by investing activities	(285,111)	(21,533)	46,105
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	129,593	262,509	102,550
Proceeds from warrants and options exercised	—	5,403	144
Shares effectively repurchased for employee withholding tax	(1,189)	(8,686)	—
Proceeds from convertible debentures issuance	145,052	—	—
Repayment of convertible debentures	(187,394)	(88,026)	—
Proceeds from long-term debt	1,288	—	102,798
Repayment of long-term debt	(21,336)	(40,254)	(64,559)
Repayment of lease liabilities	(1,114)	(4,672)	(1,058)
Net increase in bank indebtedness	5,258	9,406	8,328
Dividend paid to NCI	—	(7,484)	(23,895)
Net cash provided by financing activities	70,158	128,196	124,308
Effect of foreign exchange on cash and cash equivalents	(2,230)	(1,958)	2,124
Net (decrease) increase in cash and cash equivalents	(209,277)	(72,557)	127,820
Cash and cash equivalents, beginning of period	415,909	488,466	360,646
Cash and cash equivalents, end of period	$206,632	$415,909	$488,466

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Notes to the Consolidated Financial Statements

(In thousands of U.S. dollars, except share and per share amounts)

1.	Description of business

Tilray Brands, Inc., and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, or “us”) is a leading global cannabis-lifestyle and consumer packaged goods company headquartered in Leamington, Ontario, Canada, with operations in Canada, the United States, Europe, Australia, New Zealand and Latin America. Tilray’s mission is to be the trusted partner for its patients and consumers by providing them with a cultivated experience and health and wellbeing through high-quality, differentiated brands and innovative products. A pioneer in cannabis research, cultivation and distribution, Tilray’s production platform supports over 20 brands in over 20 countries, including comprehensive cannabis offerings, hemp-based foods, and alcoholic beverages.

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

Based on the determination that Aphria was the accounting acquirer in the Arrangement, Aphria’s historical financial statements became the historical financial statements of the Company. The results of Tilray's operations and cash flows are included in the Company’s consolidated statement of loss and comprehensive loss and cash flows for periods beginning after April 30, 2021.  In conjunction with the reverse acquisition, the Company elected to adopt Aphria’s fiscal year end of June 1 to May 31. Accordingly, comparisons between the Company's results for the years ended  May 31, 2023 and May 31, 2022 with prior periods may not be meaningful, as the reported results do not include the operations of legacy-Tilray and its subsidiaries on and prior to April 30, 2021.

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

Basis of consolidation

The consolidated financial statements of the Company, include the accounts of the company, its wholly-owned subsidiaries and majority owned subsidiaries see Note 21 (Non-controlling interests). All significant intercompany transactions are eliminated.

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

Marketable Securities

The Company classifies term deposits and other investments that have maturities of greater than three months but less than one year as marketable securities. The fair value of marketable securities is based on quoted market prices for publicly traded securities. Marketable securities are carried at fair value with changes in fair value recorded in the statement of net loss and comprehensive loss, within the line, “Non-operating income (expense)”.

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

Convertible notes receivable

Convertible notes receivables include various investments in which the Company has the right, or potential right see Note 11 (Convertible notes receivable) to convert the instrument into common stock shares of the investee are classified as available-for-sale ("AFS") and are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders’ equity until realized. The Company assesses its convertible notes receivables classified as AFS for impairment at each measurement date. Convertible notes receivables are impaired when a decline in fair value is determined to be other-than-temporary. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the duration and extent to which the fair value is less than cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the statements of loss and comprehensive loss and a new cost basis for the investment is established. The Company also evaluates whether there is a plan to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. If neither of the conditions exist, then only the portion of the impairment loss attributable to credit loss is recorded in the statements of net loss and the remaining amount is recorded in other comprehensive income (loss).

Long-term investments

Long-term investments include investments in equity securities of entities over which the Company does not have a controlling financial interest, joint control or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in non-operating income (loss).

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

Convertible debentures

The Company accounts for its convertible debentures in accordance with ASC 470-20 Debt with Conversion and Other Options, whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC 815-15 Derivatives and Hedging – Embedded Derivatives or the substantial premium model in ASC 470-20 Debt – Debt with Conversion and Other Options applies. Where the substantial premium model applies, the premium is recorded in additional paid-in capital. The resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding as additional non-cash interest expenses.

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

Revenue

Revenue is recognized when the control of the promised goods, through performance obligation, is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligations or as advisory services are provided. Payments received for the goods or services in advance of performance are recognized as a contract liability.

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

Selling

Selling expenses are comprised of direct selling costs which primarily consist of (i) commissions paid to our third-party workforce, (ii) patient acquisition and maintenance fees, (iii) Health Canada’s cannabis fees and (iv) freight.

Marketing and promotion

Marketing and promotion expenses are comprised primarily of marketing and advertising expenses.

Research and development

Research and development costs are expensed as incurred. Research and development are comprised primarily of costs for clinical study costs, contracted research, consulting services, materials, supplies and other expenses incurred to sustain our overall research and development programs.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing reported net income (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options, warrants, and RSUs and the incremental shares issuable upon conversion of the convertible debentures and similar instruments. Shares of common stock outstanding under the share lending arrangement entered into in conjunction with the TLRY 27 notes, see Note 17 (Convertible debentures payable) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending.

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

Financial statement areas that require significant judgement and estimates are as follows:

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

New accounting pronouncements recently adopted

In  August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for convertible instruments and to provide financial statement users with more meaningful information. The Company adopted ASU 2020-06 beginning  June 1, 2022 and the adoption did not have material retrospective impacts on our consolidated financial statements.

In  May 2021, the FASB issued ASU 2021-04, Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”), which amends existing guidance for earnings per share (EPS) in accordance with Topic 260. The Company adopted the ASU beginning  June 1, 2022 and the adoption of ASU 2021-04 did not have an impact on our consolidated financial statements.

In  November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which is intended to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The Company adopted the ASU beginning  June 1, 2022 and the adoption of ASU 2021-04 did not have an impact on the disclosure in our consolidated financial statements.

4.	Inventory

Inventory is comprised of:

	May 31,	May 31,
	2023	2022
Plants	$10,884	$14,521
Dried cannabis	89,801	116,739
Cannabis trim	322	592
Cannabis derivatives	9,229	24,685
Cannabis vapes	1,173	542
Packaging and other inventory items	19,997	21,691
Wellness inventory	11,164	13,275
Beverage alcohol inventory	27,837	27,840
Distribution inventory	30,144	25,644
Total	$200,551	$245,529

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. During the year ended May 31, 2023, the Company recorded charges for inventory and inventory-related write downs as a component of cost of sales. Cannabis inventory was written down by $55,000 for the year ended May 31, 2023, and by $59,500 for the year ended  May 31, 2022. This charge was driven by the decision of management to repurpose a portion of our existing supply of dried cannabis inventory.  There were no write downs for Distribution inventory for the year ended May 31, 2023, however in the year ended May 31, 2022 Distribution inventory was written down by $7,500. Included in cost of goods sold for the year ended May 31, 2023 is $4,482 fair value step up adjustment under purchase accounting (PPA) for beverage alcohol inventory sold in the year and $2,214 for the year ended  May 31, 2022.

5.	Related party transactions

In the normal course of business, the Company enters into related party transactions with certain entities under common control and joint ventures as detailed below.

RIKI Ventures, LLC

The Company entered into a strategic partnership on December 12, 2022, with RIKI Ventures, LLC in which the Company has a joint venture arrangement with a 50% ownership and voting interest. This venture is held by our craft beverage company Breckenridge. During the year there were no transactions with this entity.

Docklight LLC (“Docklight”) royalty and management services

The Company previously paid Docklight a royalty fee pursuant to a brand licensing agreement which provided the Company with exclusive rights in Canada for the use of certain adult-use brands up until the Company returned the brand to Docklight. The Company has since terminated the agreement Docklight see Note 27 (Commitments and contingencies). During the year ended May 31, 2023, 2022 and 2021 royalty fees of $nil, $1,430 and $125, respectively were recorded within selling expenses in the statements of loss and comprehensive loss. While historically Docklight was considered a related party, as of May 31, 2023, Docklight is no longer a defined related party.

Cannfections Group Inc. (“Cannfections”)

The Company has a joint venture arrangement with a 50% ownership and voting interest in Cannfections. During the year, the Company terminated the Supply Agreement with Cannfections and will not be transacting with them in future periods despite the joint venture arrangement remaining active. The Company is currently in arbitration with the other party that has an ownership interest in Cannfections in association with this termination. During the year ended May 31, 2023, 2022 and 2021, co-manufacturing fees on edible cannabis products were $1,377, $2,560, and $1,370 respectively and were recorded within cannabis costs of goods sold in the statements of loss and comprehensive loss.

6.	Capital assets

Capital asset consisted of the following:

	May 31,	May 31,
	2023	2022
Land	$30,635	$31,882
Production facility	344,627	453,412
Equipment	185,422	254,486
Leasehold improvement	7,753	7,455
Construction in progress	8,048	7,505
	$576,485	$754,740
Less: accumulated amortization	(146,818)	(167,241)
Total	$429,667	$587,499

The Company recorded non-cash impairments of $81,500 on its production facility in Canada and $22,500 on its equipment for the year ended May 31, 2023, which the Company has temporarily made idle in order to reduce cultivation costs and right-size the Company's production to align with current and projected demand. The impairment was calculated based on the excess of carrying value over fair value which was determined using a market approach. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to the impairment recorded.

7.	Leases

The Company has operating leases for facilities, office spaces, production equipment and vehicles.

Leases have varying terms with remaining lease terms of up to approximately 20 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	Classification on Balance Sheet	May 31, 2023	May 31, 2022
Assets
Total Operating right-of-use asset	Right of use assets	$5,941	$12,996
Liabilities
Current:
Operating lease liability	Accrued lease obligations - current	$2,423	$6,703
Non-current:
Operating lease liability	Accrued lease obligations - non-current	7,936	11,329
Total lease liabilities		$10,359	$18,032

For the year ended May 31, 2023 the Company had $3,140 of operating lease expenses which included an offset of $662 for sublease income compared to $3,499 and $553 respectively for the year ended May 31, 2022.

The following table presents the future undiscounted payment associated with lease liabilities as of May 31, 2023:

Operating
leases
2024	$4,106
2025	3,295
2026	3,486
2027	3,412
Thereafter	4,012
Total minimum lease payments	$18,311
Imputed interest	(7,952)
Obligations recognized	$10,359

8.	Intangible assets

Intangible assets are comprised of the following items

	May 31,	May 31,
	2023	2022
Customer relationships & distribution channel	$614,062	$617,437
Licenses, permits & applications	366,793	377,897
Non-compete agreements	12,394	12,512
Intellectual property, trademarks, knowhow & brands	583,468	634,997
	1,576,717	1,642,843
Less: accumulated amortization	(187,088)	(154,124)
Less: impairments	(415,844)	(210,844)
Total	$973,785	$1,277,875

The Company recorded non-cash impairments of $110,000 of its customer relationships & distribution channel, $55,000 of its licenses, permits & applications, which were considered indefinite-lived intangible assets and $40,000 of its intellectual property, trademarks, knowhow & brands during the Company's third quarter ended February 28, 2023, as a result of the decline in market share in its Canadian cannabis with certain product lines and customers. For the year ended May 31, 2022,  as a result of delays in product registrations in Latin America and changes in market opportunities, causing a shift in our strategic priorities, management recorded a non-cash impairment of $110,033 of licenses, permits and applications and $85,471 of intellectual property, trademarks, knowhow & brands, representing all of the intangible asset values related to those entities, and discounted cash flows.

As of May 31, 2023, included in licenses, permits & applications is $181,093 of indefinite-lived intangible assets. As of  May 31, 2022, there was $248,411 of indefinite-lived intangible assets included in Licenses, permits & applications.

In calculating the 2023 impairment amount, using an income approach, the Company used a discount rate of 13.50%, increased from 11.21% used in the  May 31, 2022 annual assessment, a terminal growth rate of 2%-5% consistent with the rate used in the  May 31, 2022 annual assessment, and an average revenue growth rate of 0%-40% over 5 years to correlate with the cash flows anticipated with the individual intangible assets that were assessed, while these assets have not been assessed individually in the past the associated cash flows were included in the  May 31, 2022 goodwill annual assessment which used an average growth rate of 46%. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to the impairment recorded.

The Company performed the annual impairment test during the fourth quarter ended May 31, 2023, and determined there was no additional impairments. The Company used a discount rate of 13.50%,  a terminal growth rate of 2%-5% and an average revenue growth rate of 0%-40% over 5 years. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to the impairment recorded.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Amortization
2024	$74,169
2025	72,502
2026	72,502
2027	72,502
2028	72,502
Thereafter	428,515
Total	$792,692

9.	Business Acquisitions

Acquisition of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery)

On December 7, 2021, the Company through its wholly-owned subsidiary Four Twenty Corporation, completed the purchase of all the membership interests of Double Diamond Distillery LLC (d/b/a Breckenridge Distillery), a Colorado limited liability company and distilled spirits brand located in Breckenridge, Colorado (the “Breckenridge Acquisition”). As consideration for the Breckenridge Acquisition, the Company paid a purchase price in an aggregate amount equal to $114,068, which purchase price was satisfied through the issuance of 12,540,479 shares of Tilray’s common shares.

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

The goodwill of $2,797 is primarily related to factors such as synergies and market opportunities and is reported under the Company’s Beverage alcohol segment. Revenue for the Company would have been higher by approximately $12,000 for the year ended May 31, 2022, if the acquisition had taken place on  June 1, 2021. Net loss and comprehensive net loss would have increased by approximately $3,000 for the year ended May 31, 2022, if the acquisition had taken place on  June 1, 2021, primarily as a result of amortization of the intangible assets acquired.

Acquisition of Montauk Brewing Company, Inc.

On  November 7, 2022, Tilray acquired Montauk Brewing Company, Inc. (“Montauk”), a leading craft brewer company based in Montauk, New York. As consideration for the acquisition of Montauk, and after giving effect to post-closing adjustments, the Company paid an aggregate amount equal to $35,123. This purchase price was satisfied through payment of $28,701 in cash and $6,422 from the issuance of 1,708,521 shares of Tilray's common stock. In the event that Montauk achieves certain volume and/or EBITDA targets on or before December 31, 2025, the stockholders of Montauk shall be eligible to receive additional contingent cash consideration of up to $18,000. The Company determined that the closing date fair value of this contingent consideration was $10,245 based on the inputs disclosed in Note 28 (Financial risk management and financial instruments). In connection with this transaction, the Company is leveraging SweetWater’s existing nationwide infrastructure and Montauk’s northeast influence to significantly expand our distribution network and drive profitable growth in our beverage-alcohol segment. This distribution network is part of Tilray’s strategy to leverage our growing portfolio of CPG brands and ultimately to launch THC-based product adjacencies upon federal legalization in the U.S.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired  may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date. During the six months ended May 31, 2023, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets and liabilities assumed, included: (i) an increase in the cash consideration of $13, related to finalized working capital calculations; (ii) an increase to customer relationships of $1,970; (iii) an increase to intellectual property, trademarks & brand of $1,220; (iii) a decrease to non-compete agreements of $1,240; (ii) an increase in other liabilities of $3,750, related to identified unfavorable contracts with third party production companies; (ii) a decrease in deferred tax liability of $1,617; and (iii) an increase to goodwill of $196 due to the incremental period adjustments. The impact of measurement period adjustments to the results of operations was immaterial.

Amount
Consideration
Cash	$28,701
Shares	6,422
Contingent consideration	10,245
Net assets acquired
Current assets
Cash and cash equivalents	1,983
Accounts receivable	1,116
Prepaids and other current assets	467
Inventory	1,570
Long-term assets
Capital assets	420
Customer relationships (15 years)	18,540
Intellectual property, trademarks & brands (15 years)	13,650
Goodwill	17,803
Total Assets	55,549
Current liabilities
Accounts payable and accrued liabilities	1,580
Long-term liabilities
Deferred tax liability	4,851
Other liabilities	3,750
Total liabilities	10,181
Total net assets acquired	$45,368

The goodwill of $17,803 is primarily related to factors such as synergies and market opportunities and is reported under the Company’s Beverage alcohol segment. Revenue for the Company would have been higher by approximately $9,000 and $15,000 for the years ended May 31, 2023 and 2022 respectively, if the acquisition had taken place on  June 1, 2021. Net loss and comprehensive net loss would have increased by approximately $1,700 for the year ended May 31, 2023, and 2022 if the acquisition had taken place on  June 1, 2021, primarily as a result of amortization of the intangible assets acquired. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Montauk.

10.	Goodwill

The following table shows the carrying amount of goodwill:

	May 31,	May 31,
Reporting Unit	2023	2022
Cannabis	$2,640,669	$2,640,669
Distribution	4,458	4,458
Beverage alcohol	120,802	102,999
Wellness	77,470	77,470
Effect of foreign exchange	7,875	39,640
Impairments	(842,431)	(223,931)
Total	$2,008,843	$2,641,305

As of February 28, 2023, based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value, coupled with challenging macro-economic conditions, most particularly the rising interest rate environment and slower than anticipated progress in global cannabis legalization,  the Company concluded that it is more likely than not, that the fair value of our reporting units was less than their carrying amounts. Accordingly, the Company valued the fair value of each reporting segment by using the income approach, which estimates the fair value of each reporting unit based on the future discounted cash flows. Upon updating the Company’s forecasted cash flows there were no impairments identified from changes in management’s forecasts, however, due to the increased borrowing rates and the decline of the company’s market capitalization, the Company adjusted the Company specific risk premium which resulted in the non-cash impairment charges of $603,500 of cannabis goodwill and $15,000 of wellness goodwill for the year ended May 31, 2023. The non-cash charge has no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

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

As of May 31, 2023, the Company completed its annual test for impairment, the Company used discount rates between 11.80% and 14.50%, terminal growth rates 2% and 5%, and average revenue growth rates between 2% and 40%. Based on the discounted cash flows there was no further impact from the February 28, 2023 assessment, and determined there were no additional impairments. A 1% increase in the discount rates would result in an additional $200,000 in impairment, a 1% decrease in the terminal growth rates would result in an additional $100,000 in impairment and a 5% decrease in the average growth rates would result in an additional $300,000 in impairment.

For the year ended May 31, 2022, the Company recognized impairment charges of $182,736 in cannabis goodwill. This impairment charge was related to changes in market opportunities, causing a shift in our strategic priorities, and market conditions inclusive of higher rates of borrowing and lower foreign exchange rates.

11.	Convertible notes receivable

Convertible notes receivable is comprised of the following investments:

	May 31,	May 31,
	2023	2022
HEXO Convertible Note	$28,720	$—
MedMen Convertible Note	74,681	111,200
Total convertible notes receivable	103,401	111,200
Less - current portion	—	—
Total convertible notes receivable, non current portion	$103,401	$111,200

HEXO Corp. ("HEXO")

On  July 12, 2022, the Company closed a strategic alliance with HEXO, pursuant to which the Company acquired the HEXO Convertible Note from HT Investments MA LLC (“HTI”). At the time of closing, the HEXO Convertible Note had a principal balance of $173,700, which is to be repaid and or redeemed at 110% of the outstanding principal balance. The purchase price paid to HTI for the HEXO Convertible Note was $157,272. The purchase price paid to HTI was satisfied by Tilray's issuance of (i) a newly-issued $50,000 convertible promissory note ("HTI Convertible Note"), see Note 17 (Convertible debentures payable) and (ii) the remaining balance was paid through the issuance of 33,314,412 shares of Tilray's common stock, par value $0.0001 (collectively, the “HTI Share Consideration”). The HEXO Convertible Note bears interest at a rate of 5.0% per annum, calculated daily, which is payable to Tilray on a semi-annual basis. Interest payments made under the HEXO Convertible Note will be paid in cash until  July 12, 2023 and, thereafter, such interest shall accrue but be added to the principal amount. The HEXO Convertible Note has a maturity date of  May 1, 2026. Subject to certain limitations and adjustments, the HEXO Convertible Note was convertible into HEXO Common Shares at Tilray's option at any time prior to the second scheduled trading day prior to the maturity date, at a conversion price of CAD$5.60 per HEXO Common share as determined the day before exercise, including all capitalized interest. HEXO has the ability to force the conversion if the daily VWAP per common share is equal to or exceeds $42.00 per share for twenty consecutive trading days. The conversion price was updated on  December 19, 2022, from CAD$0.40 to CAD$5.60 to reflect HEXO's 14:1 reverse stock split. Under the HEXO Convertible Note, the Company held a first-priority security interest on substantially all of HEXO’s assets. In the event of a default on the HEXO Convertible Note, the Company would be entitled to exercise its rights as a secured creditor, and the Note would become redeemable at 115% of the outstanding principal balance.

All third-party transaction costs associated with the acquisition of these notes were reimbursed by HEXO. During year ended May 31, 2023, in connection with the HEXO Convertible Note, the Company recognized interest income of $7,720, and an other-than-temporary change in fair value of the HEXO Convertible Note, which resulted in a loss of $128,552 for the year ended May 31, 2023. Due to changes in HEXO's share price and operations, which culminated in HEXO's assessment of a going concern issue regarding HEXO's ability to meet their minimum liquidity covenant, resulting in the Company increasing the forfeiture rate to 75% on the HEXO Convertible Note.

The HTI Share Consideration included a purchase price derivative, where the consideration paid is adjusted based on the sum of the VWAP of the Company's common stock for the 44 trading days after the issuance of the shares. The purchase price derivative is settled through the issuance of additional shares of the Company if the share price declined, or a cash payment back to the Company if the share price increased over the applicable period. On issuance this was valued at $nil. The subsequent change in fair value resulted in a gain of $18,256 due to the share price increasing, which was recorded in Transaction (income) costs, and was collected in cash by the Company during the period ended May 31, 2023.

The fair value of the HEXO Convertible Note was determined using the Black-Scholes model using the following assumptions: the risk-free rate of 3.50%; expected life of the convertible note; volatility of 90% based on comparable companies; forfeiture rate of 75%; dividend yield of nil and the exercise price of the respective conversion feature.

Concurrent with the aforementioned purchase of the HEXO Convertible Note, the Company and HEXO also entered into various commercial transaction agreements as described in Note 29 (Segment reporting). On April 10, 2023, we entered into an Arrangement Agreement with HEXO to acquire all of the issued and outstanding common shares of HEXO, upon closing this transaction, these convertible notes receivable were converted into shares of HEXO, as described in Note 30 (Subsequent events).

MedMen Enterprises Inc. (“MedMen”)

On  August 31, 2021, the Company issued 9,817,061 shares valued at $117,804 to acquire 68% interest in Superhero Acquisition L.P. (“SH Acquisition”), which purchased a senior secured convertible note (the "MedMen Convertible Note"), together with certain associated warrants to acquire Class B subordinate voting shares of MedMen, in the principal amount of $165,799. The total purchase price including non-controlling interests contribution was $170,799, the MedMen Convertible Note bears interest at the Secured overnight financing rate ("SOFR") plus 6%, with a SOFR floor of 2.5% and, any accrued interest is added to the outstanding principal amount, and is to be paid at maturity of the MedMen Convertible Note. SH Acquisition was also granted “top-up” rights enabling it (and its limited partners) to maintain its percentage ownership (on an “as-converted” basis) in the event that MedMen issues equity securities upon conversion of convertible securities that  may be issued by MedMen. The Company’s ability to convert the MedMen Convertible Note and exercise the Warrants is dependent upon U.S. federal legalization of cannabis (a “Triggering Event”) or Tilray’s waiver of such requirement as well as any additional regulatory approvals. The MedMen Convertible Note has a maturity date of  August 17, 2028.

During the year ended May 31, 2023, in connection with the MedMen Convertible Note, the Company recognized an other-than-temporary change in fair value, which resulted in a non-cash impairment expense of $117,778 which includes the reversal of the fair value adjustments which were previously recorded in accumulated other comprehensive loss. As a result, of the deterioration of capital market conditions from increased interest rates and recent delays in US Federal cannabis legalization, the Company increased the forfeiture rate to 35% on the MedMen Convertible Note and recorded the aforementioned loss on the MedMen Convertible Notes through impairments.

The Company recognized interest income, which is included as part of the convertible debentures in the amount of $10,480 for the year ended May 31, 2023. The Company also recognized an unrealized gain (loss) on convertible notes receivable in other comprehensive income of $70,779 and ($70,779) for the year ended May 31, 2023 and May 31, 2022 respectively.

The fair value of the MedMen Convertible Note was determined using the Black-Scholes model using the following assumptions: the risk-free rate of 3.50%; expected life of the convertible note; volatility of 70% based on comparable companies; forfeiture rate of 35%; dividend yield of nil; probability of legalization between 0% and 60%; and, the exercise price of the respective conversion feature.

12.	Long-term investments

Long-term investments are comprised of the following items:

	May 31,	May 31,
	2023	2022
Equity investments measured at fair value	$2,144	$4,347
Equity investments under measurement alternative	5,651	5,703
Total	$7,795	$10,050

The Company’s equity investments at fair value consist of publicly traded shares, equity interest in non-traded companies and warrants held by the Company. The Company’s equity investments under measurement alternative include equity investments without readily determinable fair values. For the year ended May 31, 2023 the Company received proceeds of $nil on the sale of investments (2022-$nil, 2021-$8,430) and recognized $2,366 in unrealized losses due to the change in fair value of investments (2022-$6,731 2021-$1,567), the remaining change in long-term investments is a result of currency translation recognized in other comprehensive income.

13.	Income taxes and deferred income taxes

Loss before income taxes includes the following components:

	For the year ended May 31,
	2023	2022	2021
United States	$(506,984)	$(233,697)	$(7,814)
Canada	(912,717)	(81,772)	(323,964)
Other countries	(30,480)	(125,205)	(13,208)
	$(1,450,181)	$(440,674)	$(344,986)

The (recoveries) expense for income taxes consists of:

	For the year ended May 31,
	2023	2022	2021
Current:
United States	$226	262	$—
Canada	26,290	23,268	15,227
Other countries	(62)	479	697
	$26,454	$24,009	$15,924

Deferred:
United States	$(4,055)	$520	$1,517
Canada	(24,364)	(17,154)	(30,111)
Other countries	(5,216)	(13,917)	3,698
	$(33,635)	$(30,551)	$(24,896)
Income tax benefits, net	$(7,181)	$(6,542)	$(8,972)

A reconciliation of income taxes at the statutory rate with the reported taxes is as follows:

	For the year ended May 31,
	2023	2022	2021
Loss before net income taxes:	$(1,450,181)	$(440,674)	$(344,986)
Income tax benefits at statutory rate	(304,538)	(92,542)	(72,408)
Tax impact of foreign operations	(25,857)	81,316	(19,016)
Foreign exchange and other	13,434	14,941	1,011
Non-deductible expenses	3,982	6,404	(1,347)
Non-deductible (taxable) losses	23,150	748	45,230
Changes in enacted rates	(816)	—	135
Change in fair value of warrant liability	(2,612)	(13,359)	(259)
Stock based and other compensation	—	994	2,902
Change in valuation allowance	285,698	17,255	46,007
Non deductible dividend	—	—	(755)
Impact on convertible debenture and other differences	378	(22,299)	—
Effect of transaction	—	—	(10,472)

Income tax benefits, net	$(7,181)	$(6,542)	$(8,972)

The following table summarizes the components of deferred tax:

	May 31,
	2023	2022
Deferred assets
Operating loss carryforwards - United States	$85,259	$77,868
Operating loss carryforwards - Canada	145,111	132,293
Operating loss carryforwards - Other Countries	18,787	15,606
Capital loss carryforwards	34,355	38,087
Intangible assets	244,227	150,543
Property and equipment	46,400	20,592
Currently nondeductible interest	2,812	7,165
Investments and convertible notes receivable	66,718	19,055
Investment tax credits and related pool balance	22,054	21,590
Other	50,074	26,976
Total Deferred tax assets	715,797	509,775
Less valuation allowance	(625,368)	(354,071)
Net deferred tax assets	90,429	155,704
Deferred tax liabilities
Property and equipment	(18,129)	(38,387)
Intangible assets	(225,460)	(305,577)
Convertible Senior Notes Due 2023	(14,204)	(8,378)
Total deferred tax liabilities	(257,793)	(352,342)
Net deferred tax liability	$(167,364)	$(196,638)

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

At May 31, 2023, the Company had United States net operating loss carry-forwards of approximately $405,994 that can be carried forward indefinitely and generally limited in annual use to 80% of the current year taxable income starting 2021. The Company has Canadian net operating loss carry-forwards of approximately $545,712 that can be carried forward 20 years and begin to expire in 2028. Management believes that it is more-likely-than-not that the benefit from certain United States and foreign net operating loss carry-forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carry-forwards. The net change in the total valuation allowance was an increase of $271,297 and $88,131 for the years ended May 31, 2023 and 2022, respectively. The net change in the total valuation allowance was primarily a result of finalization of the purchase accounting related to the reverse acquisition transaction with Aphria Inc. during the prior year and certain current year losses.

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

The total amount of gross unrecognized tax benefits (“GUTB”) was $0, $0, and $0 as of May 31, 2023, 2022 and 2021 respectively. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the financial statements.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. In the years ended May 31, 2023, 2022 and 2021, the Company recorded approximately $0, $0 and $0, respectively, of interest and penalty expenses related to uncertain tax positions. As of May 31, 2023, and 2022, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $0 and $0, respectively.

The Company and its subsidiaries are subject to United States federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company is not currently under audit in any jurisdiction for any period. Major jurisdictions where there are wholly owned subsidiaries of Tilray Brands, Inc. which require income tax filings include the Canada, Portugal, Germany, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2018 for Canada, 2019 for Portugal, 2018 for Germany, 2019 for Australia, and 2019 for United States.

14.	Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000 which bears interest at the lender’s prime rate plus 75 basis points. As of  May 31, 2023, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on that certain real property at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has three operating lines of credit for €5,000, €3,500, and €500 each, which bear interest at Euro Over Night Index Average plus 1.79% and Euro Interbank Offered Rate ("EURIBOR") plus 3.682% respectively. As of  May 31, 2023, a total of €7,833 ($8,381) was drawn down from the available credit of €9,000. The operating lines of credit for €5,000 and €3,500 are secured by an interest in the inventory of CC Pharma GmbH and the property where the Densborn facility is located as well as the building. The operating line of credit for €500 is unsecured.

Four Twenty Corporation (“420”), a subsidiary of the Company, has a revolving credit facility of $30,000 which bears interest at EURIBOR plus an applicable margin. As of  May 31, 2023, the Company has drawn $15,000 on the revolving line of credit. The revolving credit facility is secured by all of 420's assets and includes a corporate guarantee by a subsidiary of the Company.

15.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised of:

	May 31,	May 31,
	2023	2022
Trade payables	$70,819	$68,604
Accrued liabilities	82,240	57,497
Accrued payroll and employment related taxes	18,772	17,736
Income taxes payable	14,934	6,150
Accrued interest	3,869	6,772
Other accruals	48	672
Total	$190,682	$157,431

16.	Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	May 31,	May 31,
	2023	2022
Credit facility - C$66,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2025	$45,260	$53,720
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$194 including interest, due in July 2023	10,959	12,750
Term loan - C$25,000 - Canadian prime plus 1.50%, compounded monthly, 5-year term with a 15-year amortization, repayable in equal monthly installments of C$190 including interest, due in April 2032	13,092	15,050
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	346	462
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	2,104	2,327
Term loan ‐ €5,000 ‐ EURIBOR plus 1.79%, 5‐year term, repayable in quarterly installments of €250 plus interest, due in December 2023	803	1,878
Term loan ‐ €1,200 ‐ EURIBOR plus 1.79%, 1‐year term, repayable in monthly installments of €100 plus interest, due in December 2023	755	—
Term loan ‐ €5,000 ‐ EURIBOR plus 2.68%, 5‐year term, repayable in quarterly installments of €250 plus interest, due in December 2023	803	1,878
Term loan ‐ €1,500 ‐ EURBIOR plus 2.00%, 5‐year term, repayable in quarterly installments of €92 including interest, due in April 2025	819	1,219
Term loan ‐ €1,500 ‐ EURIBOR plus 2.00%, 5‐year term, repayable in quarterly installments of €94 including interest, due in June 2025	903	1,307
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, with a 10-year amortization, repayable in monthly installments of $57 plus interest, due in October 2030	20,863	21,561
Term loan - $65,000 - SOFR rate plus an applicable margin, 5-year term, repayable in quarterly installments, due in June 2028	65,000	75,000
Carrying amount of long-term debt	161,707	187,152
Unamortized financing fees	(738)	(1,450)
Net carrying amount	160,969	185,702
Less principal portion included in current liabilities	(24,080)	(67,823)
Total noncurrent portion of long-term debt	$136,889	$117,879

On  November 28, 2022, the Company, through its 51% owned subsidiary Aphria Diamond, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) amending and restating the existing credit facility in the aggregate principal amount of C$66,000.  The Amended and Restated Credit Agreement extended the term of the existing credit facility to  November 28, 2025. The principal amount of loans outstanding at the time of the amendment was C$66,000 and is secured by the property at 620 Country Road 14, Leamington, Ontario, owned by Aphria Diamond and a guarantee from Aphria Inc.

The term loan of C$25,000 was entered into on July 27, 2018 and is secured by the property at 223, 231, 239, 265, 269, 271 and 275 Talbot Street West, Leamington Ontario, a first position on a general security agreement, and an assignment of fire insurance to the lender.

The term loan of C$25,000 was entered into on May 9, 2017 and is secured by the property at 265 Talbot Street West, Leamington Ontario, a first position on a general security agreement, and an assignment of fire insurance to the lender.

The term loan of C$1,250 and mortgage payable of C$3,750 were entered into on July 22, 2016 and are secured by the property at 265 Talbot Street West, Leamington, Ontario and a first position on a general security agreement.

The Company entered into term loans between December 2019 and November 2023 for €14,200 through wholly owned subsidiary CC Pharma. These term loans are secured against the distribution inventory held by CC Pharma and by the land where the facility is located and the building.

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

The Company, entered into a secured credit agreement on March 31, 2021 for a term loan of $100,000 through wholly owned subsidiary Four Twenty Corporation (“420”). 420 provided all of its and its subsidiaries’ assets as security for the loan and Aphria Inc. provided a corporate guarantee. Subsequent to year end, the Company refinanced this debt which amended the interest rates to lower the applicable margins, extended the maturity to June 2028, provided a new repayment schedule and amended the corporate guarantee from Aphria Inc. to Tilray Brands, Inc. See Note 30 (Subsequent Events) for additional details.

The Company maintains, certain financial covenants or minimum balances in certain Canadian cash operating accounts, as at May 31, 2023, the Company was in compliance with all the long-term debt covenants.

17.	Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures:

	May 31,	May 31,
	2023	2022
5.20% Convertible Notes ("TLRY 27")	$100,476	$—
HTI Convertible Note	47,834	—
5.25% Convertible Notes ("APHA 24")	120,568	216,753
5.00% Convertible Notes ("TLRY 23")	126,544	185,196
Total	395,422	401,949
Less - current portion	174,378	-
Total convertible debentures payable, non current portion	$221,044	$401,949

HTI Convertible Note

	May 31,	May 31,
	2023	2022
4.00% Contractual debenture	$50,000	$—
Unamortized discount	(2,166)	—
Net carrying amount	$47,834	$—

On  July 12, 2022, the Company issued a $50,000 convertible promissory note to HTI ("HTI Convertible Note"), bearing a 4% interest rate payable on a quarterly basis and having a maturity date of  September 1, 2023. The fair value of the conversion feature was determined to be $9,055, recorded in additional paid in capital. Refer to Note 11 (Convertible notes receivable) for additional details on this transaction. HTI  may convert the HTI Convertible Note, in whole or in part, at any time prior to the second trading day immediately preceding the maturity date, into shares of Common Stock at a conversion price equal to $4.03, which is calculated as 125% of the closing sale price as of the closing date ( July 12, 2022). In no event will HTI be allowed to effect a conversion of the HTI Convertible Note if such conversion, along with all other shares of Common Stock beneficially owned by HTI and its affiliates, would exceed 9.99% of the outstanding Common Stock (the "Beneficial Ownership Limitation") of the Company. If HTI does not elect or is unable to elect to convert under the Beneficial Ownership Limitation or if the share price on the immediately preceding Trading Day is not equal to or greater than $2.00, the Company will be responsible for repaying the HTI Convertible Note in cash.

TLRY 27

	May 31,	May 31,
	2023	2022
5.20% Contractual debenture	$150,000	$—
Unamortized discount	(49,524)	—
Net carrying amount	$100,476	$—

The TLRY 27 convertible debentures, were entered into on May 30, 2023, in the principal amount of $150,000, bears interest at a rate of 5.20% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and matures on June 15, 2027, unless earlier converted. The TLRY 27 is an unsecured obligation and ranks senior in right of payment to all indebtedness that is expressly subordinated in right of payment to TLRY 27. The TLRY 27 will rank equal in right of payment with all liabilities that are not subordinated. The TLRY 27 is effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. Noteholders will have the right to convert their TLRY 27 Notes into shares of Tilray’s common stock at their option, at any time, until the close of business on the second scheduled trading day immediately before  June 15, 2027. The initial conversion rate is 376.6478 shares per $1,000 principal amount of TLRY 27 Notes, which represents an initial conversion price of approximately $2.66 per share. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

The TLRY 27 Notes will be redeemable, in whole and not in part, at Tilray’s option at any time on or after  June 20, 2025 at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price of Tilray’s common stock exceeds 130% of the conversion price for a specified period of time. If certain corporate events that constitute a fundamental change occur, then, subject to a limited exception, noteholders may require Tilray to repurchase their TLRY 27 Notes for cash. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In connection with the Company’s offering of the TLRY 27 Notes, the Company entered into a share lending agreement with an affiliate of Jefferies LLC (the “Share Borrower”), under which it lent to the Share Borrower 38,500,000 shares of the Company’s common stock. The borrowed shares were newly-issued shares, issued in connection with the offering of the TLRY 27 Notes and will be held as treasury shares until the expiration or early termination of the share lending agreement. Purchasers of the TLRY 27 Notes may separately sell up to 38,500,000 shares of the Company’s common stock that they may borrow through the Share Borrower. The fair value of the share lending agreement has been recorded as part of the unamortized discount on the debenture. The Company expects that the selling stockholders will use their position created by such sales to establish their initial hedge with respect to their investments in the TLRY 27 Notes. The Company did not receive any proceeds from the sale of the borrowed shares from the Note purchasers. See Note 30 (Subsequent Events) for additional details of transactions related to this security that occurred after period end.

As at May 31, 2023, there was $150,000 principal outstanding (2022 - $nil).

APHA 24

	May 31,	May 31,
	2023	2022
5.25% Contractual debenture	$350,000	$350,000
Principal amount paid	(213,260)	(90,760)
Fair value adjustment	(16,172)	(42,487)
Net carrying amount	$120,568	$216,753

The APHA 24 convertible debentures, were entered into in April 2019, in the principal amount of $350,000, bears interest at a rate of 5.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, and matures on June 1, 2024, unless earlier converted. The APHA 24 is an unsecured obligation and ranks senior in right of payment to all indebtedness that is expressly subordinated in right of payment to APHA 24. The APHA 24 ranks equal in right of payment with all liabilities that are not subordinated. The APHA 24 is effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

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

The Company was not able to redeem the APHA 24 prior to June 6, 2022, except upon the occurrence of certain changes in tax laws. On or after June 6, 2022, the Company may redeem for cash all or part of the APHA 24, at its option, if the last reported sale price of the Company’s common shares has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on and including trading day immediately preceding the date on which the Company provides notice of redemption. The redemption of the APHA 24 will be equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date.

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

The Company may from time to time seek to retire or purchase its APHA 24, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. During the year, the Company purchased $122,500 principal of APHA 24.

The overall change in fair value of the APHA 24 during the year ended May 31, 2023 increased by $26,315, this was comprised of $43,733 of fair value changes which was offset by the decrease in foreign exchange of $17,418 (2022 – decrease of $163,670 and $19,021, 2021 – increase of $170,453 and $32,586).

The aggregate change in fair value of convertible debenture payable of $43,651 recorded in Note 24 (Other non-operating (expense) income) is comprised of the increase from APHA 24 of $43,733 less the decrease of $82 in fair value on the repurchased TLRY 23 debentures noted below.

As at May 31, 2023, there was $136,740 principal outstanding (2022 - $259,400).

During the year ended May 31, 2023, the Company recognized total interest expense of $13,610 (2022 – $13,600, 2021 – $13,600).

TLRY 23

	May 31,	May 31,
	2023	2022
5.00% Contractual debenture	$277,856	$277,856
Principal amount paid	(150,526)	(88,026)
Unamortized discount	(786)	(4,634)
Net carrying amount	$126,544	$185,196

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

The TLRY 23 includes customary covenants and sets forth certain events of default after which the convertible notes may be declared immediately due and payable, including certain types of bankruptcy or insolvency involving the Company. To the extent the Company so elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants, for the first 365 days after such event of default, consist exclusively of the right to receive additional interest on the notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election (the “cash conversion option”). The initial conversion rate for the convertible notes is 5.9735 shares of common stock per one thousand dollar principal amount of notes, which is equivalent to an initial conversion price of approximately $167.41 per share of common stock, which represents approximately 760,588 shares of common stock, based on the $127,330 aggregate principal amount of convertible notes outstanding as of May 31, 2023 (2022 - shares of 1,133,923 based on principal of $189,830. Throughout the term of the TLRY 23, the conversion rate may be adjusted upon the occurrence of certain events.

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

The Company may from time to time seek to retire or purchase its TLRY 23, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. During the year, the Company purchased $62,500 of principal of its TLRY 23 reducing the carrying value to $126,544. This repurchase resulted in a loss of $82 which was recorded in change in fair value of convertible debentures payable Note 24 (Other non-operating (expense) income).

As of May 31, 2023, the TLRY 23 is not yet convertible. The convertible notes will become convertible upon the satisfaction of the above circumstances. The remaining unamortized debt discount related to the convertible notes as of May 31, 2023 will be accreted over the remaining term of the TLRY 23, which is approximately 4 months.

As of May 31, 2023, the Company was in compliance with all the covenants set forth under the TLRY 23.

During the year ended May 31, 2023, the Company recognized total interest expense on TLRY 23 of $12,120 (2022 – $18,860, 2021 – $1,585), which included contractual interest coupon of $9,303 (2022 - $14,684, 2021 – 1,158) and amortization of the discount of $2,817 (2022 - $4,176, 2021 – $427).

18.	Warrants

During the year ended May 31, 2022, 5,994,651 warrants expired with exercise prices between $3.08 and $9.08. As of May 31, 2023, there are 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring March 17, 2025. Each warrant is exercisable for one common share of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the year ended May 31, 2023, the Company issued shares which triggered the anti-dilution price protection feature lowering the exercise price to $2.66. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

The Company estimated the fair value of the warrant liability at May 31, 2023 at $0.49 per warrant using the Black Scholes pricing model (Level 3) with the following assumptions: Risk-free interest rate of 3.84%, expected volatility of 70%, expected term of 2.3 years, strike price of $2.66 and fair value of common stock of $1.67.

Expected volatility is based on both historical and implied volatility of the Company’s common stock.

19.	Stockholders’ equity

On March 16, 2023, Tilray’s stockholders formally approved a proposal to amend its certificate of incorporation (the “Charter Amendment”), which modified Tilray’s existing certificate of incorporation by canceling its Class 1 Common Stock and re-allocating such authorized shares to Class 2 Common Stock. In addition, the Charter Amendment reclassified each issued and outstanding share of Class 2 Common Stock as one share of Common Stock of Tilray.

Issued and outstanding

At May 31, 2023, the Company had 990,000,000 shares authorized to be issued with 656,655,455 shares issued and outstanding, at  May 31, 2022 – 743,333,333 and 532,674,887 respectively.

During the year-ended May 31, 2023, the Company issued the following shares:

a)

32,481,149 shares under its At-the-Market (“ATM”) program for gross proceeds of $132,238. The Company paid $2,645 in commissions and other fees associated with these issuances for net proceeds of $129,593.

b)	33,314,412 shares to purchase the HEXO convertible notes receivable.

c)	16,114,406 shares to settle amounts owed to the non-controlling shareholders of Aphria Diamond in the amount of $60,062.

d)	1,862,080 shares for the exercise of various stock-based compensation awards.

e)	1,708,521 shares issued to acquire Montauk Brewing Company Inc.

e)

38,500,000 shares issued as part of a share lending agreement with an affiliate of Jefferies LLC in connection with the registered offering of $150 Million of unsecured convertible senior notes (TLRY 27).

Stock-based compensation

For the year ended May 31, 2023, the total stock-based compensation expense was $39,595 (2022 - $35,994 and 2021- $17,351). The Company operates multiple stock-based award plans as follows:

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

No stock options were granted under the EIP during the year ended May 31, 2023 and 2022. For the year ended May 31, 2021, the fair value of each stock option granted is estimated on grant date using the Black-Scholes option pricing model using the following assumptions: risk-free rate for 2.10% on the date of grant; expected life of 8.97 years; volatility of 61.33% based on comparable companies; dividend yield of $nil; and, the exercise price of the respective option. The expected life of the award is estimated using the simplified method since the Company does not have adequate historical exercise data to estimate the expected term.

Stock-based activity under the EIP and Original Plan for the year ended May 31, 2023 is as follows:

EIP Time-based stock option activity
Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2022	2,881,749	$14.93	6.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	(72,551)	11.37	—	—
Balance, May 31, 2023	2,809,198	$14.88	5.0	$—

Original plan time-based stock option activity
			Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2022	92,777	$3.52	3.8	$117
Exercised	(7,853)	3.27	—	—
Forfeited	—	—	—	—
Cancelled	(20,955)	4.80	—	—
Balance, May 31, 2023	63,969	$3.27	3.8	$7.68

EIP Time-based RSU activity
		Weighted-	Weighted-
		average	average
		grant-date	remaining
	Time-based	fair value	contractual	Aggregate
	RSUs	per share	term (years)	intrinsic value
Balance, May 31, 2022	6,710,780	$11.76	2.6	$25,894
Granted	8,639,739	3.39	—	—
Vested	(2,081,268)	11.15	—	—
Forfeited	(1,130,559)	5.43	—	—
Cancelled	—	—	—	—
Balance, May 31, 2023	12,138,692	$6.04	1.7	$24,857

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

Stock option, RSU and DSU activity for the Company under the Predecessor Plan is as follows:

Time-based stock option activity

	May 31, 2023
			Weighted	Weighted
		Weighted	average	average
		average	grant	remaining	Aggregate
	Number of	exercise	date fair	contractual	Intrinsic
	options	price	value	term (years)	Amount
Balance, May 31, 2022	1,839,028	$11.29	$64.44	1.8	—
Exercised	—	—	—	N/A	N/A
Granted	—	—	—	N/A	N/A
Forfeited	(396)	8.95	112.24	N/A	N/A
Expired	(132,005)	13.07	41.93	N/A	N/A
Balance, May 31, 2023	1,706,627	$11.16	$60.75	1.0	—
Vested and exercisable, May 31, 2023	1,706,627	$11.16	$60.75	1.0	—

Time-based and Performance-based RSU activity

	May 31, 2023
		Weighted
		average
		grant -
		date fair
	Time- based	value per
	RSUs	share
Balance, May 31, 2022	777,112	$11.09
Granted	—	—
Vested	(390,419)	$14.55
Forfeited	(15,511)	$8.75
Balance, May 31, 2023	371,182	$11.37

20.	Accumulated other comprehensive loss

Accumulated other comprehensive loss includes the following components:

		Unrealized
	Foreign	loss on
	currency	convertible
	translation	notes
	gain (loss)	receivables	Total
Balance May 31, 2020	$(232)	$(5,202)	$(5,434)
Settlement of convertible notes receivable	—	5,277	5,277
Other comprehensive loss	156,649	(3,824)	152,825
Balance May 31, 2021	156,417	(3,749)	152,668
Other comprehensive loss	(102,004)	(71,428)	(173,432)
Balance May 31, 2022	54,413	(75,177)	(20,764)
Other comprehensive (loss) reversal	(101,023)	75,177	(25,846)
Balance May 31, 2023	$(46,610)	$-	$(46,610)

21.	Non-controlling interests

The following tables summarize the information relating to the Company’s majority-owned subsidiaries, CC Pharma Nordic ApS (75%), Aphria Diamond (51%), ColCanna S.A.S. (90%), and SH Acquisition (68%) before intercompany eliminations.

Summarized balance sheet information of the entities in which there is a non-controlling interest as at May 31, 2023:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Current assets	$—	$114	$127,689	$224	$128,027
Non-current assets	74,681	—	135,085	3,307	213,073
Current liabilities	—	(1,166)	(142,554)	(6,697)	(150,417)
Non-current liabilities	—	—	(53,197)	(1,428)	(54,625)
Net assets	$74,681	$(1,052)	$67,023	$(4,594)	$136,058

Summarized balance sheet information of the entities in which there is a non-controlling interest as at May 31, 2022:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2022
Current assets	$—	$485	$20,546	$193	$21,224
Non-current assets	111,200	158	152,786	93,738	357,882
Current liabilities	—	(642)	(63,196)	(53)	(63,891)
Non-current liabilities	—	(410)	(29,653)	(6,537)	(36,600)
Net assets	$111,200	$(409)	$80,483	$87,341	$278,615

Summarized income statement information of the entities in which there is a non-controlling interest for the year ended May 31, 2023:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Revenue	$—	$126	$161,453	$1	$161,580
Total expenses	107,297	748	85,460	57,293	250,798
Net (loss) income	(107,297)	(622)	75,993	(57,292)	(89,218)
Other comprehensive (loss) income	70,778	(21)	(961)	(34,643)	35,153
Net comprehensive (loss) income	$(36,519)	$(643)	$75,032	$(91,935)	$(54,065)
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(11,686)	(161)	36,766	(9,194)	15,725
Additional income attributable to NCI	—	—	11,421	—	11,421
Net comprehensive (loss) income attributable to NCI	$(11,686)	$(161)	$48,187	$(9,194)	$27,146

Summarized income statement information of the entities in which there is a non-controlling interest for the year ended May 31, 2022:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2022
Revenue	$—	$354	$148,323	$—	$148,677
Total expenses	(11,180)	470	77,057	35	66,382
Net (loss) income	11,180	(116)	71,266	(35)	82,295
Other comprehensive (loss) income	(70,778)	47	(2,353)	(4,737)	(77,821)
Net comprehensive (loss) income	$(59,598)	$(69)	$68,913	$(4,772)	$4,474
Non-controlling interest %	32%	25%	49%	10%	NA
Net comprehensive (loss) income	$(19,071)	$(17)	$33,767	$(477)	$14,202

Summarized income statement information of the entities in which there is a non-controlling interest for the year ended May 31, 2021:

	CC Pharma	Aphria	ColCanna	May 31,
	Nordic ApS	Diamond	S.A.S.	2021
Revenue	$827	$131,381	$—	$132,208
Total expenses (recovery)	958	67,030	923	68,911
Net (loss) income	(131)	64,351	(923)	63,297
Other comprehensive (loss) income	—	—	—	—
Net comprehensive (loss) income	$(131)	$64,351	$(923)	$63,297
Non-controlling interest %	25%	49%	10%	NA
Net comprehensive (loss) income	$(33)	$31,532	$(92)	$31,407

22.	Net revenue

Net revenue is comprised of:

	For the year ended May 31,
	2023	2022	2021
Cannabis revenue	$284,314	$300,891	$264,334
Cannabis excise taxes	(63,884)	(63,369)	(62,942)
Net cannabis revenue	220,430	237,522	201,392
Beverage alcohol revenue	100,679	74,959	29,661
Beverage alcohol excise taxes	(5,586)	(3,467)	(1,062)
Net beverage alcohol revenue	95,093	71,492	28,599
Distribution revenue	258,770	259,747	277,300
Wellness revenue	52,831	59,611	5,794
Total	$627,124	$628,372	$513,085

23.	Cost of goods sold

Cost of goods sold is comprised of:

	For the year ended May 31,
	2023	2022	2021
Cannabis costs	$162,755	$194,834	$130,511
Beverage alcohol costs	48,770	32,033	12,687
Distribution costs	231,309	243,231	242,472
Wellness costs	37,330	41,457	4,233
Total	$480,164	$511,555	$389,903

24.	General and administrative expenses

General and administrative expenses are comprised of the following items:

	For the year ended May 31,
	2023	2022	2021
Executive compensation	$13,655	$14,128	$8,645
Office and general	27,845	27,153	19,503
Salaries and wages	57,228	51,693	37,126
Stock-based compensation	39,595	35,994	17,351
Insurance	12,033	17,536	12,257
Professional fees	7,166	13,047	11,779
Gain on sale of capital assets	(48)	(682)	—
Insurance proceeds	—	(4,032)	—
Travel and accommodation	4,530	4,203	2,711
Rent	3,155	3,761	2,203
Total	$165,159	$162,801	$111,575

25.	Interest expense, net

Interest expense, net is comprised of:

	For the year ended May 31,
	2023	2022	2021
Interest income	$33,025	$11,736	$2,926
Interest expense	(46,612)	(39,680)	(30,903)
	$(13,587)	$(27,944)	$(27,977)

26.	Non-operating (expense) income

Non-operating (expense) income is comprised of:

	For the year ended May 31,
	2023	2022	2021
Change in fair value of convertible debenture payable	$(43,651)	$163,670	$(170,453)
Change in fair value of warrant liability	12,438	63,913	1,234
Foreign exchange loss	(25,535)	(28,383)	(22,347)
Loss on long-term investments	(2,190)	(6,737)	(2,352)
Other non-operating (losses) gains, net	(7,971)	5,208	9,080
	$(66,909)	$197,671	$(184,838)

Other non-operating (losses) gains, net for the year ended May 31, 2023, includes amounts to settle outstanding notes with non-controlling interest shareholders.

27.	Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt (refer to Note 16 Long-term debt), convertible notes (refer to Note 17 Convertible Debentures), material purchase commitments and construction commitments as follows:

	Total	2024	2025	2026	2027	Thereafter
Long-term debt repayment	$161,707	$24,080	$14,208	$41,798	$10,522	$71,099
Convertible notes payable	464,070	177,330	136,740	—	—	150,000
Material purchase obligations	24,468	18,726	5,140	602	—	—
Construction commitments	8,410	8,410	—	—	—	—
Total	$658,655	$228,546	$156,088	$42,400	$10,522	$221,099

Legal proceedings

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

On July 15, 2022, the SLC reached an agreement in principle with Defendants and certain of the non-parties, and their respective insurers, to resolve the claims asserted in the Action in exchange for an aggregate amount of $26,900 to be paid to Tilray plus mutual releases.  The SLC subsequently reached further agreement with an additional non-party and plaintiffs to settle the entire Action.  On December 20, 2022, the parties submitted a Stipulation and Agreement of Compromise, Settlement, and Release (“Settlement Stipulation”) to the Court for approval which provides for, among other things, an aggregate cash amount of $39,900 to be paid to Tilray and mutual releases.  A hearing to approve the Settlement Stipulation was held on February 27, 2023, and was formally approved by the Court shortly thereafter.  Tilray received the settlement proceeds following such approval. Plaintiffs' counsel was awarded fees equal to $6,500. Tilray stockholders did not receive any direct payment from the Settlement Stipulation.

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

On September 27, 2021, the U.S. District Court entered an Opinion & Order granting the Defendants’ motion to dismiss the complaint in the Kasilingam litigation without prejudice. On December 3, 2021, the lead plaintiff filed a second amended complaint alleging similar claims against Tilray and Brendan Kennedy. The defendants moved to dismiss the amended complaint on February 2, 2022. On September 28, 2022, the Court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. On October 12, 2022, the Company filed a motion for reconsideration and/or interlocutory appeal of this Court decision which remain pending.

Aphria Inc. Securities Litigation (New York, United States)

On December 5, 2018, a putative securities class action was commenced in SDNY against Aphria and certain current and former officers and directors. The action claims that the defendants misrepresented the value of three cannabis-producing properties Aphria acquired in Jamaica, Colombia, and Argentina (the “LATAM Assets”). On December 3, 2018, two notorious short-sellers issued a report about the acquisitions, claiming the LATAM Assets were non-functional or non-existent, which allegedly caused Aphria’s stock price to fall. On April 15, 2019, Aphria took impairment charges on the LATAM Assets, which also allegedly caused Aphria’s stock price to decline. The putative class action claims that Aphria artificially inflated the price of its publicly-traded stock by making false statements about the LATAM Assets, and when the purported truth was revealed by a short-seller report and write-down, the stock price declined, harming investors.

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

Langevin Canada Class Action Regarding Alleged Mislabled Products (Alberta, Canada)

On June 16, 2020, Lisa Langevin commenced a purported class action against Tilray, Aphria, and Broken Coast Cannabis Ltd. (a subsidiary of Aphria) in the Alberta Court of Queen’s Bench, on her behalf and on behalf of a proposed class of all medicinal and recreational users in Canada of the defendants’ cannabis products who consumed the products before their expiry date. The plaintiff alleges that the defendants marketed medicinal and recreational cannabis products in circumstances where the defendants misrepresented the amount of Tetrahydrocannabinol or Cannabidiol in certain of their respective products. The plaintiff claims that as a result of the alleged mislabeling, the plaintiff and proposed class members did not receive and consume the product that they believed they had purchased causing them loss, risk of injury and actual injury. The plaintiff seeks $500,000 in damages and restitution and $5,000 in punitive damages plus interest and costs collectively from the defendants. On July 20, 2020, plaintiff filed an Amended Statement of Claim, and on December 4, 2020 filed a Third Amended Statement of Claim. The application by the defendants to be relieved from the obligation to file a Statement of Defense was argued before the case management justice on June 1, 2021, and a decision is under reserve. The Company believes the claims are without merit, and intends to vigorously defend against them, but there can be no assurances as to the outcome.

Legal Proceedings Related to Contractual Obligations

420 Investments Ltd. Litigation

On February 21, 2020, 420 Investments Ltd., as Plaintiff (“420 Investments”), filed a lawsuit against Tilray Brands, Inc. and High Park Shops Inc. (“High Park”), as Defendants, in Calgary, Alberta in the Court of Queen’s Bench of Alberta. In August 2019, Tilray and High Park entered into an Arrangement Agreement with 420 Investments and others (the “Agreement”). Pursuant to the Agreement, High Park was to acquire the securities of 420 Investments. In February 2020, Tilray and High Park gave notice of termination of the Agreement. 420 Investments alleges that the termination was unlawful and without merit and further alleges that the Defendants had no legal basis to terminate. 420 Investments alleges that the Defendants did not meet their contractual and good faith obligations under the Agreement. 420 Investment seeks damages in the stated amount of C$110,000, plus C$20,000 in aggravated damages. The Tilray and High Park Statement of Defense and counterclaim were both filed on March 20, 2020. 420 Investment’s Statement of Defense to our counterclaim was filed on April 20, 2020. Respectively, 420 Investments and Tilray / High Park served each other with their Affidavits of Records (“AOR”) on August 25, 2020 and November 30, 2020. Tilray and High Park cross-examined the litigation representative of 420 Investments about its AOR with 420 Investments producing supplemental documents in August 2021 and 2022. Additional discovery may take place in the Fall of 2023. In February 2023, Tilray and High Park filed an Application for Summary Judgment to collect an unpaid C$7,000 bridge loan made to 420 Investments on August 28, 2019, relating to the subject transaction.  That debt was repayable in March 2020, but was never repaid.  The application is pending and a decision from the Court is expected in September or October 2023. No trial date has been set. The Company denies the Plaintiff’s allegations and intends to vigorously defend this litigation matter, although there can be no assurance as to its outcome.

Docklight Litigation

On November 5, 2021 Docklight Brands, Inc. (“Docklight”) filed a complaint against the Company and its wholly-owned subsidiary, High Park Holdings, Ltd. (“High Park”) in Superior Court of the State of Washington, King County. Docklight claimed breach of contract against High Park arising from a 2018 license agreement pursuant to which Docklight licensed certain Bob Marley-related brands to High Park (as amended in 2020 and 2021, the “High Park License”). In addition, Docklight brought a negligent misrepresentation claim against Tilray, alleging that certain individuals at Tilray or Aphria had made false statements to Docklight in order to induce Docklight to waive Docklight’s alleged right to terminate the High Park License for change-of-control on the basis of the 2021 Tilray-Aphria Arrangement Agreement. Docklight seeks injunctive relief as well as unspecified damages. On December 17, 2021, Defendants removed the case to the United States District Court, Federal District of Washington.  Defendants’ answer to the complaint was filed January 21, 2022, and discovery is ongoing. Mediation was held April 2023, but the parties were unable to reach a resolution. Tilray and High Park continue to believe that the claims are without merit and we intend to continue to vigorously defend the Docklight suit.

Cannfections Group Inc. / High Park Farms Ltd. and High Park Holdings Ltd. (Canada, Commercial Arbitration)

On December 2, 2022 Cannfections Group Inc., a JV that is 50% owned by High Park, (“Cannfections”) delivered a Request to Arbitrate along with a Statement of Claim to Tilray’s subsidiaries High Park Farms Ltd. and High Park Holdings Ltd. for an arbitration to be held in Toronto, Ontario. Cannfections claims breach of contract against Tilray arising from a 2019 supply agreement pursuant to which Tilray retained Cannfections to manufacture cannabis-infused chocolates and gummies. Cannfections primarily alleges that Tilray failed to meet certain minimum order volumes of products from Cannfections resulting in claimed damages of  C$27,500. Tilray has filed a Statement of Defense denying the allegations and the parties have completed document production and selected an arbitrator to hear this matter in November 2023. Tilray believes these claims are without merit intends to vigorously defend the claims during arbitration proceeding

Included in Litigation (recovery) costs is $33,400 relating to the SLC Settlement (net of costs) and expense accruals equaling $25,000 to cover various ongoing litigation matters that are probable and estimable, for the year ended May 31, 2023.

28.	Financial risk management and financial instruments

Financial instruments

The Company has classified its financial instruments as described in Note 3 (Significant accounting policies).

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

The Company’s long-term debt of $nil (2022 - $17,839) and the principal portion of convertible debentures payable of $464,070 are subject to fixed interest rates.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				May 31,
	Level 1	Level 2	Level 3	2023
Financial assets
Cash and cash equivalents	$206,632	$—	$—	$206,632
Marketable securities	241,897	—	—	241,897
Convertible notes receivable	—	—	103,401	103,401
Equity investments measured at fair value	1,056	1,088	5,651	7,795
Financial liabilities
Warrant liability	—	—	(1,817)	(1,817)
Contingent consideration	—	—	(27,107)	(27,107)
APHA 24 Convertible debenture	—	—	(120,568)	(120,568)
Total recurring fair value measurements	$449,585	$1,088	$(40,440)	$410,233

				May 31,
	Level 1	Level 2	Level 3	2022
Financial assets
Cash and cash equivalents	$415,909	$—	$—	$415,909
Convertible notes receivable	—	—	111,200	111,200
Equity investments measured at fair value	1,878	2,469	5,703	10,050
Financial liabilities
Warrant liability	—	—	(14,255)	(14,255)
Contingent consideration	—	—	(16,007)	(16,007)
APHA 24 Convertible debenture	—	—	(216,753)	(216,753)
Total recurring fair value measurements	$417,787	$2,469	$(130,112)	$290,144

The Company’s financial assets and liabilities required to be measured on a recurring basis are its convertible notes receivable, equity investments measured at fair value, convertible debentures measured at fair value, acquisition-related contingent consideration, and warrant liability.

Convertible notes receivable and long-term investments are recorded at fair value. The estimated fair value is determined using the Black Scholes option pricing model, probability of legalization and is classified as Level 3.

Convertible debentures payable are recorded at fair value when elected or required under US GAAP. Specifically, the APHA 24 instrument's estimated fair value is determined using the Black-Scholes option pricing model and is classified as Level 3.

Certain equity investments recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1.The Company classified securities with observable inputs as level 2 and without a quoted market price as Level 3.

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

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

					APHA 24
	Convertible	Equity	Warrant	Contingent	Convertible
	notes receivable	Investments	Liability	Consideration	Debt	Total
Balance, May 31, 2022	$ 111,200	$ 5,703	$ (14,255)	$ (16,007)	$ (216,753)	$ (130,112)
Additions / (repayments)	167,752	—	—	(10,245)	122,500	280,007
Unrealized gain (loss) on fair value	70,779	(52)	12,438	(855)	(26,315)	55,995
Impairments	(246,330)	—	—	—	—	(246,330)
Balance, May 31, 2023	$ 103,401	$ 5,651	$ (1,817)	$ (27,107)	$ (120,568)	$ (40,440)

The unrealized gain (loss) on fair value for the Convertible Debenture, warrant liability, contingent consideration and convertible notes payable are recognized in non-operating income (loss) and other comprehensive income for the convertible notes receivable using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
APHA Convertible debentures	Black-Scholes	Volatility,		50%
		expected life (in years)		1.0
Warrant liability	Black-Scholes	Volatility,		50%
		expected life (in years)		1.8
Contingent consideration	Discounted cash flows	Discount rate,	5%	-	11%
		achievement	25%	-	80%
Convertible notes receivable	Black-Scholes	Effective interest rate,	17%	-	22%
		forfeiture rate,	35%	-	75%
		conversion	0%	-	60%

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

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at May 31, 2023, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

The Company evaluates the collectability of its accounts receivable and maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses.

Trade receivables included an allowance for doubtful accounts and credit loss provision of $6,641 at May 31, 2023 (2022-$5,404) are broken out below as follows:

	Balance at the beginning of period	Movement during the year(1)	Balance at end of period
Fiscal year ended May 31, 2023
Allowance for doubtful accounts and credit loss provision	$5,404	$1,237	$6,641
Fiscal year ended May 31, 2022
Allowance for doubtful accounts and credit loss provision	4,571	833	5,404
Fiscal year ended May 31, 2021
Allowance for doubtful accounts and credit loss provision	2,313	2,258	4,571

(1)	Included in movements for the period is the total movements for foreign exchange, additions to the provisions and utilization of the credit loss provision and allowance for doubtful accounts.

(b)	Liquidity risk

As at May 31, 2023, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which have contractual maturities over the next five years.

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

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position at May 31, 2023, management regards liquidity risk to be low.

(c)	Currency rate risk

As at May 31, 2023, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

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

(e)	Capital management

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

29.	Segment reporting

Information reported to the Chief Operating Decision Maker (“CODM”) for the purpose of resource allocation and assessment of segment performance focuses on the nature of the operations. The Company operates in four segments. 1) cannabis operations, which encompasses the production, distribution, sale, co-manufacturing and advisory services of both medical and adult-use cannabis, 2) beverage alcohol operations, which encompasses the production, marketing and sale of beverage alcohol products, 3) distribution operations, which encompasses the purchase and resale of pharmaceuticals products to customers, and 4) wellness products, which encompasses hemp foods and cannabidiol (“CBD”) products. This structure is in line with how our Chief Operating Decision Maker (“CODM”) assesses our performance and allocates resources.

Operating segments have not been aggregated and no asset information is provided for the segments because the Company’s CODM does not receive asset information by segment on a regular basis.

Segment gross profit from external customers:

	For the year ended May 31,
Cannabis	2023	2022	2021
Net revenue	$220,430	$237,522	$201,392
Cost of goods sold	162,755	194,834	130,511
Gross profit	57,675	42,688	70,881
Distribution
Net revenue	$258,770	$259,747	$277,300
Cost of goods sold	231,309	243,231	242,472
Gross profit	27,461	16,516	34,828
Beverage alcohol
Net revenue	95,093	71,492	28,599
Cost of goods sold	48,770	32,033	12,687
Gross profit	46,323	39,459	15,912
Wellness
Net revenue	52,831	59,611	5,794
Cost of goods sold	37,330	41,457	4,233
Gross profit	15,501	18,154	1,561

Channels of cannabis revenue were as follows:

	For the year ended May 31,
	2023	2022	2021
Revenue from Canadian medical cannabis	$25,000	$30,599	$25,539
Revenue from Canadian adult-use cannabis	214,319	209,501	222,930
Revenue from wholesale cannabis	1,436	6,904	6,615
Revenue from international cannabis	43,559	53,887	9,250
Less excise taxes	(63,884)	(63,369)	(62,942)
Total	$220,430	$237,522	$201,392

On  July 12, 2022, Tilray acquired the HEXO Convertible Note from HTI and also entered into a strategic alliance with HEXO Corp. (“HEXO”) as discussed in Note 11 (Convertible notes receivable) and Note 17 (Convertible debentures payable). In addition, the Company and HEXO entered into various commercial transaction agreements, including (i) an advisory services agreement regarding Tilray’s provision of advisory services to HEXO in exchange for an $18 million annual advisory fee payable to Tilray; (ii) a co-manufacturing agreement providing for third-party manufacturing services between the parties and setting forth the terms of Tilray’s international bulk supply to HEXO; and (iii) a procurement and cost savings agreement for shared savings related to specified optimization activities, procurement, and other similar cost savings realized by the parties as a result of the foregoing commercial arrangements.

Included in revenue from Canadian adult-use cannabis is $40,377 of advisory services, as well as amendment fees related to modifications to the existing advisory services agreement and procurement services revenue for the year ended May 31, 2023 from the aforementioned HEXO commercial transaction agreements.

Geographic net revenue:

	For the year ended May 31,
	2023	2022	2021
North America	$324,645	$314,132	$229,120
EMEA	284,567	296,911	279,062
Rest of World	17,912	17,329	4,903
Total	$627,124	$628,372	$513,085

Geographic capital assets:

	May 31,	May 31,
	2023	2022
North America	$319,173	$464,370
EMEA	107,131	119,409
Rest of World	3,363	3,720
Total	$429,667	$587,499

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the years ended  May 31, 2023, 2022 and 2021 there were no major customers representing greater than 10% of our annual revenues.

30.	Subsequent Events

On June 9, 2023, the Company issued $22,500 of additional convertible debentures payable under TLRY 27 by way of overallotment.

On June 22, 2023, the Company acquired all shares of  HEXO Corp. ("HEXO"), by way of the Arrangement agreement filed on April 10, 2023. As consideration for the HEXO acquisition, the Company issued 39,705,962 of Tilray's common shares and the convertible note receivable due from HEXO was exercised the immediately preceding trading day prior to closing the transaction.

On June 30, 2023, the Company refinanced its term loan of $100,000 through wholly owned subsidiary Four Twenty Corporation (“420”) which amended the interest rates to lower the applicable margins, extended the maturity to June 2028, provided a new repayment schedule and amended the corporate guarantee from Aphria Inc. to Tilray Brands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tilray Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Tilray Brands, Inc. and its subsidiaries (together, the Company) as of May 31, 2023 and 2022, and the related consolidated statements of loss and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended May 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting appearing under Item 9A. based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management's Report on Internal Controls over Financial Reporting, management has excluded Montauk Brewing Company, Inc. from its assessment of internal control over financial reporting as of May 31, 2023 because it was acquired by the Company in a purchase business combination during the year ended May 31, 2023. Montauk Brewing Company, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2023.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessments of Goodwill and Indefinite-lived Intangible Assets

As described in Notes 3, 8 and 10 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived intangible assets balances were $2,008.8 million and $181.1 million respectively at May 31, 2023. Management conducts an impairment assessment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill or indefinite-lived intangibles may not be recoverable. Any impairment charges are determined by comparing the fair value of the reporting unit to its carrying value. Fair value amounts are estimated by management using discounted cash flow models. As of February 28, 2023, management concluded that it was more likely than not, that the fair value of the reporting units was less than their carrying amounts. As a result, the Company performed impairment tests which resulted in impairment charges of $603.5 million of cannabis goodwill, $15 million of wellness goodwill and $55 million of cannabis indefinite-lived intangible assets. As at May 31, 2023, management performed the annual impairment tests which resulted in no further impairment to be recorded beyond the charges recorded from the February 28, 2023 assessment. Management's cash flow models included significant judgements and assumptions relating to future cash flows, growth rates and discount rates.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill and indefinite-lived intangible assets is a critical audit matter are (i) the significant judgement required by management when developing the fair values of the assets or reporting units; and (ii) a high degree of auditor judgement, subjectivity and effort in performing procedures to evaluate management’s significant assumptions, including future cash flows, growth rates and discount rates.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible assets impairment assessments, including controls over the determination of the fair values of the assets or reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the assets or reporting units; (ii) evaluating the appropriateness of the underlying discounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, growth rates and discount rates. Evaluating management’s significant assumptions related to future cash flows, growth rates and the discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the assets or reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, as applicable.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Oakville, Canada

July 26, 2023

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) issued. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of May 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which accompanies the consolidated financial statements.

In the second quarter of our fiscal year ended May 31, 2023, we completed the acquisition of Montauk. As a result of the acquisition, Montauk became a wholly-owned subsidiary of Tilray Brands, Inc. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has limited the evaluation of internal controls over our financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired Montauk. The operations of Montauk represent approximately 1% of our total assets and 1% of our net revenue for the year ended May 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On July 26, 2023, the Company’s Compensation Committee (the “Committee”) approved performance-based grants, allocated as 50% performance stock units (“PSUs”) and 50% performance cash awards (“PCAs,” and collectively with the PSUs, the “Performance Awards”) to certain of the Company’s named executive officers and other key employees under the Tilray, Inc. Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”). The percentage of the Performance Awards earned will be based on the Company’s financial performance as measured against target goals for annual and cumulative Adjusted EBITDA, as defined in the Company’s public filings (the “Performance Goals”) over the period beginning on June 1, 2023 and ending on May 31, 2026 (the “Performance Period”). The Performance Awards will vest as of the end of the Performance Period (May 31, 2026) subject to the executive officer’s Continuous Service (as defined in the 2018 Plan), but will not settle and payout until the percentage of the Performance Awards earned is determined by the Committee. The executive officer may earn between 0% and 100% of the Target Award Value based on the Company’s achievement of the Performance Goals.

Each PSU represents a contingent right to receive one share of the Company’s common stock. The number of PSUs issued to the Company’s executive officers will be equivalent to 50% of the Target Award Value divided by the Company’s closing common stock price on the grant date for the awards, which is July 26, 2023.

If the executive officer’s Continuous Service terminates for any reason other than: (i) without Cause (as defined in the 2018 Plan) within 3 months of the end of the Performance Period; (ii) death; (iii) Disability (as defined in the 2018 Plan); or (iv) in connection with a Change in Control (as defined in the 2018 Plan), unless the Committee determines otherwise, the Performance Award shall be forfeited and canceled immediately without consideration.

If the executive officer’s Continuous Service terminates without Cause within 3 months before the end of the Performance Period, a pro rata portion of the Performance Awards (calculated based on the days elapsed in a Performance Period prior to the termination of Continuous Service divided by the total days in the Performance Period) shall vest and become payable.

If the executive officer’s Continuous Service terminates due to death or Disability prior to the end of the Performance Period, the Performance Awards will vest at 100% of the Target Award Value. If the executive officer’s Continuous Service is terminated without Cause within following a Change in Control, the Performance Awards will vest at 100% of the Target Award Value.

The foregoing description is only a summary of the terms of the Performance Awards and is qualified in its entirety by reference to the full text of the Performance Awards which will be set forth in separate PSU and PCA notice and award agreements (the “Award Agreements”), forms of which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

This Part III incorporates certain information by reference from the definitive proxy statement to be filed in connection with our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). We will file the Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended May 31, 2023. If our Proxy Statement is not filed within 120 days of May 31, 2023, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10. Directors, Executive Officers and Corporate Governance.

(1)

The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.

(3)

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation”, “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)

The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1)

The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-38594	3.1	12/17/2019

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Tilray, Inc. as of September 10, 2021	8-K	001-38594	3.1	9/10/2021

3.3	Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Tilray, Inc. as of January 10, 2022	8-K	001-38594	3.1	1/10/2022

3.4	Certificate of Retirement of Class 1 Common Stock	8-A/A	001-38594	3.1	10/1/2020

3.5	Third Amended and Restated Certificate of Incorporation, dated as of March 16, 2023.	10-Q	001-38594	3.1	4/10/2023

3.6	Certificate of Designation of Series A Preferred Stock, dated February 21, 2023.	8-K	001-38594	3.1	2/21/2023

3.7	Amended and Restated Bylaws, as of January 10, 2022, as currently in effect	8-K	001-38594	3.2	1/10/2022

4.1	Indenture dated as of October 10, 2018, between Tilray, Inc. and GLAS Trust Company LLC, relating to Tilray Inc.’s 5.00% Convertible Senior Notes due 2023	8-K	001-38594	4.1	10/10/2018

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
4.2	Indenture dated as of April 23, 2019, between Aphria Inc. and GLAS Trust Company LLC, relating to Aphria Inc.’s 5.25% Convertible Senior Notes due 2024	8-K	001-38594	4.1	5/4/2021

4.3	First Supplemental Indenture dated as of April 30, 2021, among Aphria Inc., the Registrant and GLAS Trust Company LLC.	8-K	001-38594	4.2	5/4/2021

4.4	Description of Securities of the Registrant					X

4.5	Form of Pre-Funded Warrant	8-K	001-38594	4.1	03/17/2020

4.6	Form of Warrant	8-K	001-38594	4.2	03/17/2020

4.7	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.1	1/28/2022

4.8	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.2	1/28/2022

4.9	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.3	1/28/2022

10.1+	Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.2	7/9/2018

10.2+	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.3	7/9/2018

10.3+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.4	7/9/2018

10.4	Form of Indemnity Agreement by and between the Registrant and its directors and officers	8-K	001-38594	10.5	8/10/2020

10.5	Product and Trademark License Terms & Conditions, between Docklight LLC, and High Park Holdings Ltd, dated December 17, 2018	10-K	001-38594	10.11	2/19/2021

10.6	First Amendment to Product and Trademark Licensing Agreement between Docklight Brands, Inc., successor to Docklight, LLC, and High Park Holdings Ltd, dated December 3, 2020	10-K	001-38594	10.12	2/19/2021

10.7	Common Share Purchase Warrant Agreement, between Aphria Inc. and Computershare Trust Company of Canada, dated January 30, 2020	10-K	001-38594	10.39	7/28/2021

Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
10.8	Amended and Restated Credit Agreement between 1974568 Ontario Limited, as borrower, certain of its subsidiaries as guarantors, Aphria Inc., as guarantor, and Bank of Montreal, as administrative agent, and Bank of Montreal, ATB Financial and Farm Credit Canada, as lenders, dated November 28, 2022	8-K	001-38594	10.1	11/29/2022

10.9	Agreement of Merger and Acquisition, among Aphria Inc., Project Golf Merger Sub, LLC, SW Brewing Company, LLC, SWBC Craft Holdings LP, SWBC Craft Management, LLC, SWBC Blocker Seller, LP, and Chilly Water, LLC, dated November 4, 2020	10-K	001-38594	10.41	7/28/2021

10.10	Employment Agreement by and between the Registrant and Irwin Simon, dated August 28, 2021	10-Q	001-38594	10.1	10/7/2021

10.11	Employment Agreement by and between the Registrant and Denise Faltischek, dated August 28, 2021	10-Q	001-38594	10.2	10/7/2021

10.12	Employment Agreement by and between the Registrant and Jim Meiers, dated August 28, 2021	10-Q	001-38594	10.3	10/7/2021

10.13	Employment Agreement by and between the Registrant and Carl Merton, dated August 28, 2021	10-Q	001-38594	10.4	10/7/2021

10.14	Employment Agreement by and between the Registrant and Mitchell Gendel, dated July 26, 2021	10-K	001-38594	10.14	7/28/2022

10.15	Assignment and Assumption Agreement with Gotham Green Partners, LLC dated August 17, 2021	10-Q	001-38594	10.5	10/7/2021

10.16	Assignment and Assumption Agreement with Parallax Master Fund, L.P. dated August 17, 2021	10-Q	001-38594	10.6	10/7/2021

10.17	Assignment and Assumption Agreement with Pura Vida Master Fund, LTD. dated August 17, 2021	10-Q	001-38594	10.7	10/7/2021

10.18	Fourth Amended and Restated Securities Purchase Agreement by and among MedMen Enterprises Inc., MM CAN USA, Inc., Credit Parties, and Gotham Green Admin 1, LLC, dated August 17, 2021	10-Q	001-38594	10.8	10/7/2021

10.19	MedMen Enterprises Inc., MM CAN USA, Inc., Fourth Amended and Restated Senior Secured Convertible Note, dated August 17, 2021	10-Q	001-38594	10.9	10/7/2021

10.20	Amended and Restated Warrant Certificate, dated August 17, 2021	10-Q	001-38594	10.10	10/7/2021

10.21	Limited Partnership Agreement of Superhero Acquisition L.P., dated August 17. 2021	10-Q	001-38594	10.11	10/7/2021

10.22	Shareholders’ Agreement among Superhero Acquisition Corp. and Tilray, Inc. and MOS Holdings Inc., dated August 17, 2021	10-Q	001-38594	10.12	10/7/2021

10.23	Second Amendment to Credit Agreement with the Bank of Montreal, dated as of December 8, 2020, amended December 7, 2021	10-Q	001-38594	10.1	1/10/2022

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
10.24	Form of Amended and Restated Senior Secured Convertible Note due 2026, issued and owing by HEXO Corp. to the Company	8-K	001-38594	10.3	7/12/2022

10.25	Amending Agreement to Transaction Agreement, dated as of June 14, 2022, by and among the Company, HT Investments MA LLC and HEXO	8-K	001-38594	10.1	6/14/2022

10.26	Amended and Restated Assignment and Assumption Agreement, dated as of June 14, 2022, by and among the Company, HT Investments MA LLC and HEXO	8-K	001-38594	10.2	6/14/2022

10.27	Amending Agreement to Amended and Restated Assignment and Assumption Agreement, dated as of July 12, 2022, by and among the Company, HT Investments MA LLC and HEXO	8-K	001-38594	10.4	7/12/2022

10.28	Form of Convertible Note due September 1, 2023, issued and owing by the Company to HTI	8-K	001-38594	10.5	7/12/2022

10.29	Amended and Restated Senior Secured Convertible Note, due 2026, dated July 12, 2022, issued and owing to by the Company to HEXO	8-K	001-38594	10.6	7/12/2022

10.30	Indenture dated as of May 27, 2021, by and between HEXO Corp. as issuer, and GLAS Trust Company LLC, as trustee	8-K	001-38594	10.7	7/12/2022

10.31	Voting Agreement, dated as of February 21, 2023, by and between the Company and Double Diamond Holdings Ltd.	8-K	001-38594	10.1	2/21/2023

10.32	Arrangement Agreement, dated as of April 10, 2023, by and between Tilray and HEXO.	8-K	001-38594	10.1	4/10/2023

10.33	Letter Agreement, dated as of April 10, 2023, by and between Tilray and HEXO	8-K	001-38594	10.2	4/10/2023

21.1	Subsidiaries of Tilray Brands Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended May 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: July 26, 2023	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Irwin D. Simon	Chief Executive Officer and Chairman (Principal Executive Officer)	July 26, 2023
Irwin D. Simon
Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Carl Merton		July 26, 2023
Carl Merton

/s/ Renah Persofsky	Director	July 26, 2023
Renah Persofsky

/s/ Jodi Butts	Director	July 26, 2023
Jodi Butts

/s/ David Clanachan	Director	July 26, 2023
David Clanachan

/s/ John M. Herhalt	Director	July 26, 2023
John M. Herhalt

/s/ David Hopkinson	Director	July 26, 2023
David Hopkinson

/s/ Tom Looney	Director	July 26, 2023
Tom Looney