Form 10-Q
period 2023-11-30
Tilray Brands, Inc.
filed 2024-01-09
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of January 5, 2024, the registrant had 742,725,148 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended November 30, 2023 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements  under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions or expectations regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; current or future macroeconomic trends; and our expectations regarding regulatory developments; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include, but are not limited to, those identified in this Form 10-Q and other risks and matters described in our most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2023 as well as our other filings made from time to time with the U.S. Securities and Exchange Commission and in our Canadian securities filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	November 30,	May 31,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$143,373	$206,632
Restricted cash	1,576	—
Marketable securities	116,418	241,897
Accounts receivable, net	90,596	86,227
Inventory	252,702	200,551
Prepaids and other current assets	36,626	37,722
Assets held for sale	736	—
Total current assets	642,027	773,029
Capital assets	615,087	429,667
Operating lease, right-of-use assets	13,551	5,941
Intangible assets	953,419	973,785
Goodwill	2,009,714	2,008,843
Interest in equity investees	4,638	4,576
Long-term investments	8,034	7,795
Convertible notes receivable	74,681	103,401
Other assets	9,406	222
Total assets	$4,330,557	$4,307,259
Liabilities
Current liabilities
Bank indebtedness	$20,181	$23,381
Accounts payable and accrued liabilities	216,898	190,682
Contingent consideration	7,704	16,218
Warrant liability	3,768	1,817
Current portion of lease liabilities	5,043	2,423
Current portion of long-term debt	12,993	24,080
Current portion of convertible debentures payable	128,399	174,378
Total current liabilities	394,986	432,979
Long - term liabilities
Contingent consideration	13,000	10,889
Lease liabilities	69,974	7,936
Long-term debt	169,099	136,889
Convertible debentures payable	123,691	221,044
Deferred tax liabilities	166,454	167,364
Other liabilities	—	215
Total liabilities	937,204	977,316
Commitments and contingencies (refer to Note 19)
Stockholders' equity
Common stock ($0.0001 par value; 1,198,000,000 common shares authorized; 732,907,552 and 656,655,455 common shares issued and outstanding, respectively)	73	66
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Additional paid-in capital	5,942,671	5,777,743
Accumulated other comprehensive loss	(38,367)	(46,610)
Accumulated Deficit	(2,536,040)	(2,415,507)
Total Tilray Brands, Inc. stockholders' equity	3,368,337	3,315,692
Non-controlling interests	25,016	14,251
Total stockholders' equity	3,393,353	3,329,943
Total liabilities and stockholders' equity	$4,330,557	$4,307,259

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended		Six months ended
	November 30,		November 30,
	2023	2022	2023	2022
Net revenue	$193,771	$144,136	$370,720	$297,347
Cost of goods sold	146,362	101,254	279,115	205,851
Gross profit	47,409	42,882	91,605	91,496
Operating expenses:
General and administrative	43,313	37,878	83,829	78,386
Selling	7,583	9,669	14,442	19,340
Amortization	21,917	23,995	44,142	48,354
Marketing and promotion	9,208	8,535	17,743	15,783
Research and development	56	165	135	331
Change in fair value of contingent consideration	300	—	(10,807)	211
Litigation costs, net of recoveries	3,042	2,815	5,076	3,260
Restructuring costs	2,655	8,064	3,570	8,064
Transaction (income) costs	1,094	3,552	9,596	(9,264)
Total operating expenses	89,168	94,673	167,726	164,465
Operating loss	(41,759)	(51,791)	(76,121)	(72,969)
Interest expense, net	(8,625)	(3,107)	(18,460)	(7,520)
Non-operating income (expense), net	821	(18,450)	(3,581)	(51,442)
Loss before income taxes	(49,563)	(73,348)	(98,162)	(131,931)
Income tax (recovery) expense	(3,380)	(11,713)	3,884	(4,502)
Net loss	$(46,183)	$(61,635)	$(102,046)	$(127,429)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(49,008)	(69,463)	(120,533)	(142,945)
Non-controlling interests	2,825	7,828	18,487	15,516
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	5,203	(24,597)	8,412	(84,889)
Unrealized gain (loss) on convertible notes receivable	—	(17,643)	—	(20,168)
Total other comprehensive loss, net of tax	5,203	(42,240)	8,412	(105,057)
Comprehensive loss	$(40,980)	$(103,875)	$(93,634)	$(232,486)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(43,814)	(111,186)	(112,290)	(243,636)
Non-controlling interests	2,834	7,311	18,656	11,150
Weighted average number of common shares - basic	730,769,132	611,711,377	710,877,859	589,112,358
Weighted average number of common shares - diluted	730,769,132	611,711,377	710,877,859	589,112,358
Net loss per share - basic	$(0.07)	$(0.11)	$(0.17)	$(0.24)
Net loss per share - diluted	$(0.07)	$(0.11)	$(0.17)	$(0.24)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

				Accumulated
	Number of		Additional	other		Non-
	common	Common	paid-in	comprehensive	Accumulated	controlling
	shares	stock	capital	loss	Deficit	interests	Total
Balance at May 31, 2022	532,674,887	$53	$5,382,367	$(20,764)	$(962,851)	$42,561	$4,441,366
Share issuance - equity financing	32,481,149	3	129,590	—	—	—	129,593
Shares issued to purchase HEXO convertible note receivable	33,314,412	3	107,269	—	—	—	107,272
HTI Convertible Note - conversion feature	—	—	9,055	—	—	—	9,055
Share issuance - Double Diamond Holdings dividend settlement	1,529,821	1	5,063	—	—	—	5,064
Share issuance - options exercised	3,777	—	—	—	—	—	—
Share issuance - RSUs exercised	950,893	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(1,189)	—	—	—	(1,189)
Stock-based compensation	—	—	9,193	—	—	—	9,193
Dividends declared to non-controlling interests	—	—	—	—	—	(8,561)	(8,561)
Comprehensive income (loss) for the period	—	—	—	(58,968)	(73,482)	3,839	(128,611)
Balance at August 31, 2022	600,954,939	60	5,641,348	(79,732)	(1,036,333)	37,839	4,563,182
Shares issued to purchase Montauk	1,708,521	—	6,422	—	—	—	6,422
Share issuance - options exercised	4,183	—	—	—	—	—	—
Share issuance - RSUs exercised	237,611	—	—	—	—	—	—
Stock-based compensation		—	10,943	—	—	—	10,943
Share issuance - Double Diamond Holdings note	10,276,305	1	38,753	—	—	(32,280)	6,474
Comprehensive income (loss) for the period		—	—	(41,723)	(69,463)	7,311	(103,875)
Balance at November 30, 2022	613,181,559	$61	$5,697,466	$(121,455)	$(1,105,796)	$12,870	$4,483,146

Balance at May 31, 2023	656,655,455	$66	$5,777,743	$(46,610)	$(2,415,507)	$14,251	$3,329,943
Share issuance - HEXO acquisition	39,705,962	4	65,158	—	—	—	65,162
Share issuance - settlement of contractual change of control severance incurred from HEXO acquisition	865,426	—	1,500	—	—	—	1,500
Share issuance - Double Diamond Holdings dividend settlement	5,004,735	—	8,146	—	—	—	8,146
Share issuance - HTI convertible note	17,148,541	2	49,998				50,000
Share issuance - RSUs exercised	3,912,481	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(4,860)	—	—	—	(4,860)
Equity component related to issuance of convertible debt, net of issuance costs	—	—	3,953	—	—	—	3,953
Stock-based compensation	—	—	8,257	—	—	—	8,257
Dividends declared to non-controlling interests		—	—	—	—	(7,891)	(7,891)
Comprehensive income (loss) for the period	—	—	—	3,049	(71,525)	15,822	(52,654)
Balance at August 31, 2023	723,292,600	$72	$5,909,895	$(43,561)	$(2,487,032)	$22,182	$3,401,556

Share issuance - HTI convertible note	1,032,616	—	2,313	—	—	—	2,313
Share issuance - Settlement of litigation claims from MediPharm Labs Inc	1,573,152	—	3,477	—	—	—	3,477
Share issuance - Repurchase of TLRY 23 convertible note	7,000,000	1	20,457	—	—	—	20,458
Share issuance - Settlement of equity component of TLRY 23 convertible note	—	—	(1,672)	—	—	—	(1,672)
Share issuance - RSUs exercised	9,184	—	—	—	—	—	—
Stock-based compensation	—	—	8,201	—	—	—	8,201
Comprehensive income (loss) for the period	—	—	—	5,194	(49,008)	2,834	(40,980)
Balance at November 30, 2023	732,907,552	$73	$5,942,671	$(38,367)	$(2,536,040)	$25,016	$3,393,353

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the six months
	ended November 30,
	2023	2022
Cash used in operating activities:
Net loss	$(102,046)	$(127,429)
Adjustments for:
Deferred income tax recovery	(4,042)	(12,941)
Unrealized foreign exchange (gain) loss	(5,604)	2,261
Amortization	62,341	67,387
(Gain) loss on sale of capital assets	(20)	13
Other non-cash items	(2,623)	10,372
Stock-based compensation	16,458	20,136
(Gain) loss on long-term investments & equity investments	(412)	1,918
Loss on derivative instruments	7,992	18,997
Change in fair value of contingent consideration	(10,807)	211
Change in non-cash working capital:
Accounts receivable	4,524	6,690
Prepaids and other current assets	3,764	(7,780)
Inventory	8,669	5,046
Accounts payable and accrued liabilities	(24,445)	(1,941)
Net cash used in operating activities	(46,251)	(17,060)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets, net	(10,011)	(7,537)
Proceeds from disposal of capital and intangible assets	365	2,160
Disposal (purchase) of marketable securities, net	125,479	(243,186)
Business acquisitions, net of cash acquired	(60,626)	(24,372)
Net cash provided by (used in) investing activities	55,207	(272,935)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	—	129,593
Shares effectively repurchased for employee withholding tax	—	(1,189)
Proceeds from long-term debt	32,621	1,288
Repayment of long-term debt	(14,901)	(10,420)
Proceeds from convertible debt	21,553	—
Repayment of convertible debt	(107,330)	(48,975)
Repayment of lease liabilities	(91)	(1,114)
Net decrease in bank indebtedness	(3,200)	(2,819)
Net cash provided by (used in) financing activities	(71,348)	66,364
Effect of foreign exchange on cash and cash equivalents	709	(2,060)
Net decrease in cash and cash equivalents	(61,683)	(225,691)
Cash and cash equivalents, beginning of period	206,632	415,909
Cash and cash equivalents, end of period	$144,949	$190,218

Included in the statement of cash flows cash and cash equivalents is $1,576 of restricted cash as of   November 30, 2023, $nil as of May 31, 2023.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation and summary of significant accounting policies

The accompanying unaudited condensed interim consolidated financial statements (the “financial statements”) reflect the accounts of the Company for the quarterly period ended November 30, 2023. The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements (the “Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2023 (the “Annual Report”). These unaudited condensed interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Certain items of the comparative figures have been changed to conform to the presentation adopted in the current period.

Basis of consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the condensed interim consolidated financial statements from the date that control commences until the date that control ceases. A complete list of our subsidiaries that existed prior to our most recent year end is included in the Annual Report, except for the entities acquired within Note 7 (Business acquisitions), during the period ended November 30, 2023.

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

Restricted cash

We classify cash that is legally or contractually restricted as to withdrawal or usage, as restricted cash. As of November 30, 2023, the Company reported $1,576 restricted cash related to letters of credit and collateral from the acquisition of HEXO Corp. as described in Note 7 (Business acquisitions).

Assets held for sale

We classify capital assets that are available and which are probable for immediate sale in their present condition, which the Company has approved the action or plan to sell, as assets held for sale. As of November 30, 2023, the Company reported $736 assets held for sale related to Kirkland lake property from the acquisition of HEXO Corp. as described in Note 7 (Business acquisitions). Assets held for sale are to be measured at the lower of carrying amount and the fair value less costs to sell. Disposition of assets held for sale are recorded in the statement of net loss and comprehensive loss, within the line, “Non-operating income (expense)”.

When there are changes in circumstances that were previously considered unlikely to occur, and it is decided not to proceed with a sale, an asset that was previously classified as assets held for sale is reclassified as held and used. The asset is then remeasured at the lower of its carrying amount before being classified as held for sale less the amortization that would have occurred and the fair value on the date the decision not to proceed with a sale was made. Changes in the carrying amount are recorded in the statement of net loss and comprehensive loss.

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

Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments on the statements of net loss and comprehensive loss. Equity method investments are recorded at cost, adjusted for the Company’s share of undistributed earnings or losses, and impairment, if any, within “Interest in equity investees” on the balance sheets. The Company assesses investments in equity method investments when events or circumstances indicate that the carrying amount of the investment may be impaired. If it is determined that the current fair value of an equity method investment is less than the carrying value of the investment, the Company will assess if the shortfall is other than temporary (OTTI). Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the equity investee to sustain an earnings capacity that would justify the carrying amount of the investment. Once a determination is made that an OTTI exists, the investment is written down to its fair value in accordance with ASC 820 at the reporting date, which establishes a new cost basis.

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

Revenue

Revenue is recognized when the control of the promised goods or services, through performance obligation, is transferred/provided to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligations.

Excise taxes remitted to tax authorities are government-imposed excise taxes on cannabis and beer. Excise taxes are recorded as a reduction of sales in net revenue in the consolidated statements of operations and recognized as a current liability within accounts payable and accrued liabilities on the consolidated balance sheets, with the liability subsequently reduced when the taxes are remitted to the tax authority.

In addition, amounts disclosed as net revenue are net of excise taxes, sales tax, duty tax, allowances, discounts and rebates.

In determining the transaction price for the sale of goods or services, the Company considers the effects of variable consideration and the existence of significant financing components, if any.

We may enter into certain contracts for the sale of goods or services, which provide customers with rights of return, volume discounts, bonuses for volume/quality achievement, and/or sales allowances. In addition, the Company may provide in certain circumstances, a retrospective price reduction to a customer based primarily on inventory movement. The inclusion of these items may give rise to variable consideration. The Company uses the expected value method to estimate the variable consideration because this method provides the most accurate estimation of the amount of variable consideration to which the Company will be entitled. The Company uses historical evidence, current information and forecasts to estimate the variable consideration. The Company reduces revenue and recognizes a contract liability equal to the amount expected to be refunded to the customer in the form of a future rebate or credit for a retrospective price reduction, representing its obligation to return the customer’s consideration. The estimate is updated at each reporting period date.

On July 12, 2022, the Company and HEXO Corp. ("HEXO") entered into various commercial transaction agreements, as described in Note 26 (Segment reporting), which included an advisory services arrangement. The fees associated with the advisory services arrangement were recognized as revenue when such services were provided to HEXO. Any payments that were received for such services in advance of performance were recognized as a contract liability. On June 22, 2023, the Company completed the acquisition of HEXO, as described in Note 7 (Business acquisitions), simultaneously terminating the advisory services arrangement and other commercial transactions.

Transaction (income) costs

The Company expenses costs net of any gains directly attributable to business acquisitions and classifies these items as transaction (income) costs. These items include among other things, legal fees to complete the acquisition, financial advisor and due diligence costs, and transaction related compensation. These items are recognized as incurred.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) attributable to stockholders of Tilray Brands, Inc. by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing reported net income (loss) attributable to stockholders of Tilray Brands, Inc. by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options, warrants, and RSUs and the incremental shares issuable upon conversion of the convertible debentures and similar instruments. Shares of common stock outstanding under the share lending arrangement entered into in conjunction with the TLRY 27 Notes, see Note 13 (Convertible debentures payable) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending arrangement to refund any dividends paid on the shares lent.

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three months ended  November 30, 2023 and November 30, 2022, the dilutive potential common share equivalents outstanding consisted of the following: 20,939,082 and 16,884,493 common shares from RSUs, 6,280,065 and 4,674,512 common shares from share options, 6,209,000 and 6,209,000 common shares for warrants and 77,181,260 and 23,981,704 common shares for convertible debentures, respectively.

New accounting pronouncements not yet adopted

In August 2023, the FASB issued ASU 2023-05, Business Combination - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement (“ASU 2023-05”), which is intended to address the accounting for contributions made to a joint venture. ASU 2023-05 is effective for the Company beginning June 1, 2026. This update will be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the effect of adopting this ASU.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for the Company beginning the year ended May 31, 2025. The Company is currently evaluating the effect of adopting this ASU.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis. ASU 2023-09 is effective for the Company beginning the year ended June 01, 2024. The Company is currently evaluating the effect of adopting this ASU.

New accounting pronouncements recently adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Subtopic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The Company adopted the ASU 2021-08 beginning June 1, 2023, however, it did not have any impact on our condensed interim consolidated financial statements.

Note 2. Inventory

Inventory consisted of the following:

	November 30,	May 31,
	2023	2023
Plants	$14,908	$10,884
Dried cannabis	107,805	89,801
Cannabis trim	-	322
Cannabis derivatives	4,814	9,229
Cannabis vapes	7,076	1,173
Packaging and other inventory items	17,924	19,997
Wellness inventory	11,395	11,164
Beverage alcohol inventory	52,371	27,837
Distribution inventory	36,409	30,144
Total	$252,702	$200,551

Note 3. Capital assets

Capital assets consisted of the following:

	November 30,	May 31,
	2023	2023
Land	$46,385	$30,635
Production facility	344,593	344,627
Equipment	319,749	185,422
Leasehold improvement	8,147	7,753
Finance lease, right-of-use assets	57,056	—
Construction in progress	12,794	8,048
	$788,724	$576,485
Less: accumulated amortization	(173,637)	(146,818)
Total	$615,087	$429,667

 Note 4. Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		November 30,	May 31,
	Classification on Balance Sheet	2023	2023
Assets
Finance lease, right-of-use assets	Capital assets	$57,056	$—
Operating lease, right-of-use assets	Right of use assets	13,551	5,941
Total right-of-use asset		$70,607	$5,941
Liabilities
Current:
Current portion of finance lease liabilities	Accrued lease obligations - current	$1,336	$—
Current portion of operating lease liabilities	Accrued lease obligations - current	3,707	2,423
Non-current:
Finance lease liabilities	Accrued lease obligations - non-current	56,010	—
Operating lease liabilities	Accrued lease obligations - non-current	13,964	7,936
Total lease liabilities		$75,017	$10,359

The following table presents the future undiscounted payment associated with lease liabilities as of November 30, 2023:

	Operating	Finance
	leases	leases
2024	$4,106	$4,622
2025	3,295	4,699
2026	3,486	4,782
2027	3,412	4,542
Thereafter	4,012	87,903
Total minimum lease payments	$18,311	$106,548
Imputed interest	(640)	(49,202)
Obligations recognized	$17,671	$57,346

Note 5. Intangible Assets

Intangible assets consisted of the following items:

	November 30,	May 31,
	2023	2023
Customer relationships & distribution channel	$620,876	$614,062
Licenses, permits & applications	370,753	366,793
Non-compete agreements	12,441	12,394
Intellectual property, trademarks, knowhow & brands	594,948	583,468
	1,599,018	$1,576,717
Less: accumulated amortization	(229,755)	(187,088)
Less: impairments	(415,844)	(415,844)
Total	$953,419	$973,785

Included in licenses, permits & applications was $184,858 of indefinite-lived intangible assets as of November 30, 2023, compared to $181,093 as of May 31, 2023.

Expected future amortization expense for intangible assets as of  November 30, 2023 are as follows:

Amortization
2024 (remaining six months)	$36,861
2025	73,722
2026	73,722
2027	73,722
2028	73,722
Thereafter	436,812
Total	$768,561

Note 6. Goodwill

The following table shows the carrying amount of goodwill by reporting units:

	November 30,	May 31,
Reporting Unit	2023	2023
Cannabis	$2,640,669	$2,640,669
Distribution	4,458	4,458
Beverage alcohol	120,802	120,802
Wellness	77,470	77,470
Effect of foreign exchange	8,746	7,875
Impairments	(842,431)	(842,431)
Total	$2,009,714	$2,008,843

Note 7. Business acquisitions

Acquisition of Montauk Brewing Company, Inc.

On   November 7, 2022, Tilray acquired Montauk Brewing Company, Inc. (“Montauk”), a leading craft brewer based in Montauk, New York, which expanded our distribution network with a strong brand in the tri-state region of the U.S. In consideration for the acquisition of Montauk, and after giving effect to post-closing adjustments, the Company paid an aggregate purchase price equal to $35,123, which was comprised of $ 28,701 in cash and the remainder through the issuance of 1,708,521 shares of Tilray's common stock (having a value of $6,422 at closing). In the event that Montauk achieves certain volume and/or EBITDA targets on or before  December 31, 2025, the stockholders of Montauk shall be eligible to receive additional contingent cash consideration of up to $18,000. The Company determined that the closing date fair value of this contingent consideration was $10,245 based on the inputs disclosed in Note 25 (Fair value measurements).

The table below summarizes fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

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

In the event that the Montauk acquisition had occurred on June 1, 2022, the Company would have had additional net revenue of approximately $3,100 and $9,000 for the three and six months ended November 30, 2022 and net loss and comprehensive net loss would have increased by approximately $600 and $500 for the three and six months ended  November 30, 2022, primarily as a result of amortization of the intangible assets acquired. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Montauk.

Acquisition of HEXO Corp.

On June 22, 2023, Tilray acquired HEXO, a cannabis company in Canada (the “HEXO Acquisition”) for the purpose of expanding the Company’s revenue base, production capabilities around certain form factors and growth opportunities with the Redecan brand. In consideration for the HEXO Acquisition, the Company paid a total purchase price equivalent of $93,882, which consisted of stock consideration of $63,927, settlement of convertible notes receivable of $28,720, the fair value of HEXO stock-based compensation of $1,188 and the assumption of warrants of $47. In connection with the HEXO Acquisition, each outstanding HEXO common share was exchanged for 0.4352 of a share of Tilray common stock and each outstanding HEXO preferred share was exchanged for 0.7805 of a share of Tilray common stock. In the aggregate, the Company issued 39,705,962 shares of Tilray common stock, at a share price of $1.61 per share, in connection with the HEXO Acquisition. The Company intends to sell HEXO's Kirkland lake property and has recorded the value of the associated capital assets as an asset held for sale.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed for the HEXO Acquisition at the effective acquisition date as follows:

Amount
Consideration
Shares	$63,927
Settlement of convertible notes receivable	28,720
Warrants assumed	47
Estimated fair value of HEXO stock-based compensation	1,188
Net assets acquired
Current assets
Cash and cash equivalents	14,634
Restricted cash	1,656
Accounts receivable	7,855
Asset held for sale	755
Prepaids and other current assets	2,709
Inventory	25,947
Long-term assets
Prepaid expenses	8,384
Capital assets	70,634
Intellectual property, trademarks & brands (15 years)	2,680
Interest in equity investee	3,145
Total assets	138,399
Current liabilities
Accounts payable and accrued liabilities	44,517
Total liabilities	44,517
Total net assets acquired	$93,882

Included in accounts payable and accrued liabilities was $12,253 of litigation settlement accruals as of June 22, 2023.

In the event the HEXO Acquisition had occurred on June 1, 2022, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil and $7,000 for the three and six months period ended  November 30, 2023 and $20,000 and $40,000 for the three and six months period ended November 30, 2022, respectively, and its net loss and comprehensive net loss would have increased by approximately $nil and $1,800 for the three and six months period ended November 30, 2023, and $30,000 and $60,000 for the three and six months period ended November 30, 2022, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of HEXO.

Acquisition of Truss Beverage Co.

On August 3, 2023, Tilray acquired the remaining 57.5% equity interest in Truss Beverage Co. ("Truss"), a cannabis beverage company, from Molson Coors Canada ("Molson").  This purchase represents the equity portion of Truss that had not been previously acquired as part of the HEXO Acquisition. The consideration paid by Tilray consisted of $74 (CAD$100) in cash and contingent consideration fair valued at $4,181. Tilray initially planned to divest Truss' assets and recorded the value of the associated capital assets and lease obligations as an asset held for sale. Tilray has agreed to pay Molson as contingent consideration an amount equal to 57.5% of any proceeds from any divesture, net of any costs and expenses associated with the disposition. During the period ended November 30, 2023, due to a change in circumstance in the Company's ability to sell these assets, they were subsequently reclassified as capital assets as the Company has made alternative plans for their utilization. The asset was then remeasured at the lower of its carrying amount before being classified as held for sale less the amortization that would have occurred and the fair value on the date the decision not to proceed with a sale was made. Changes in the carrying amount were recorded in the statement of net loss and comprehensive loss as amortization in cost of goods sold.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date as follows:

Amount
Consideration
Cash consideration	$74
Investment in equity investees	3,145
Contingent consideration	4,181
Net assets acquired
Current assets
Cash and cash equivalents	6,739
Accounts receivable	1,038
Prepaids and other current assets	78
Inventory	2,573
Asset held for sale	2,960
Long-term assets
Intangible assets	296
Total assets	13,684
Current liabilities
Accounts payable and accrued liabilities	5,408
Other liabilities	876
Total liabilities	6,284
Total net assets acquired	7,400

In the event that the Truss acquisition had occurred on June 1, 2022 the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil and $3,000 for the three and six months period ended  November 30, 2023 and $3,300 and $6,300 for the three and six months period ended November 30, 2022, respectively, and its net loss and comprehensive net loss would have increased by approximately $nil and $700 for the three and six months period ended November 30, 2023, and $500 and $1,200 for the three and six months period ended November 30, 2022, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Truss.

Acquisition of Craft Beverage Business Portfolio

On September 29, 2023, Tilray acquired a portfolio of craft brands, assets and businesses comprising eight beer and beverage brands from Anheuser-Busch Companies, LLC, ("AB") including breweries and brewpubs associated with them (the “Craft Acquisition”). The acquired businesses/brands include Shock Top, Breckenridge Brewery, Blue Point Brewing Company, 10 Barrel Brewing Company, Redhook Brewery, Widmer Brothers Brewing, Square Mile Cider Company, and HiBall Energy. The Company paid a total purchase price equivalent of $83,658 in cash, net of a preliminary working capital adjustment at closing of $1,342, which is subject to a final working capital adjustment. As described in Note 12 (Long-term debt), $20,000 was borrowed under the 420 Delayed Draw Term Loan Agreement to fund part of the purchase price paid for the Craft Acquisition.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed for the Craft Acquisition at the effective acquisition date as follows:

Amount
Consideration
Cash consideration	$83,658
Net assets acquired
Current assets
Cash and cash equivalents	77
Inventory	22,493
Prepaids and other current assets	573
Long-term assets
Capital assets	62,614
Finance lease, right-of-use assets	45,496
Operating lease, right-of-use assets	7,677
Other assets	108
Total assets	139,038
Current liabilities
Accounts payable and accrued liabilities	2,206
Current portion of finance lease liabilities	1,031
Current portion of operating lease liabilities	1,408
Long - term liabilities
Finance lease liabilities	44,465
Operating lease liabilities	6,270
Total liabilities	55,380
Total net assets acquired	83,658

In the event that the Craft Acquisition had occurred on June 1, 2022, the Company would have had, on an unaudited proforma basis, additional revenue of approximately $14,000 and $55,000 for the three and six months period ended  November 30, 2023 and $42,000 and $85,000 for the three and six months period ended November 30, 2022, respectively, and its net loss and comprehensive net loss would have increased by approximately $2,000 and $5,000 for the three and six months period ended November 30, 2023, and $1,400 and $900 for the three and six months period ended November 30, 2022, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition.

Note 8. Convertible notes receivable

Convertible notes receivable is comprised of the following:

	November 30,	May 31,
	2023	2023
HEXO Convertible Note	$-	$28,720
MedMen Convertible Note	74,681	74,681
Total convertible notes receivable	74,681	103,401
Deduct - current portion	-	-
Total convertible notes receivable, non current portion	$74,681	$103,401

HEXO Convertible Note

On June 22, 2023, the Company completed the HEXO Acquisition as described in Note 7 (Business acquisitions). Concurrently with the closing of the HEXO Acquisition, the HEXO convertible note was converted into shares of HEXO.

MedMen Convertible Note

On August 31, 2021, the Company issued 9,817,061 shares valued at $117,804 to acquire 68% interest in Superhero Acquisition L.P. (“SH Acquisition”), which purchased a senior secured convertible note issued by MedMen (the "MedMen Convertible Note"), together with certain associated warrants to acquire Class B subordinate voting shares of MedMen, in the principal amount of $165,799. The MedMen Convertible Note bears interest at the Secured Overnight Financing Rate ("SOFR") plus 6%, with a SOFR floor of 2.5% with any accrued interest being added to the outstanding principal amount. The outstanding principal amount, together with accrued interest is to be paid on August 17, 2028, the maturity date of the MedMen Convertible Note. SH Acquisition was also granted “top-up” rights enabling it (and its limited partners) to maintain its percentage ownership (on an “as-converted” basis) in the event that MedMen issues equity securities. SH Acquisition’s ability to convert the MedMen Convertible Note and exercise the Warrants is dependent upon U.S. federal legalization of cannabis or Tilray’s waiver of such requirement as well as any additional regulatory approvals.

The MedMen Convertible Note was based upon the fair value of the collateral assets net of disposal costs.  In the prior year, the Company used the Black-Scholes model using the following assumptions: the risk-free rate of 3.50%; expected life of the convertible note; volatility of 70% based on comparable companies; forfeiture rate of nil; dividend yield of nil; probability of legalization between 0% and 60%; and, the exercise price of the respective conversion feature.

The Company did not derive any revenue or cash from MedMen's operations, and fully complies with all limitations imposed by applicable U.S. law and regulations in connection with its ownership of the MedMen Convertible Note. In addition, the Company did not recognize any interest income on the MedMen Convertible Note for the three and six months ended November 30, 2023, which would have increased its value.

Note 9. Long term investments

Long term investments consisted of the following:

	November 30,	May 31,
	2023	2023
Equity investments measured at fair value	$2,534	$2,144
Equity investments under measurement alternative	5,500	5,651
Total	$8,034	$7,795

Note 10. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of November 30, 2023, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on that certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit for €7,000 and €500 each, which bear interest at Euro Short-Term Rate ("ESTR") plus 2.50% and Euro Interbank Offered Rate ("EURIBOR") plus 4.00%, respectively. As of November 30, 2023, a total of €7,438 ($8,181) was drawn down from the available credit of €7,500. The operating line of credit for €7,000 are secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn facility and underlying real property. The operating line of credit for €500 is unsecured.

Four Twenty Corporation (“420”), a subsidiary of the Company, has a revolving credit facility of $30,000, which bears interest at SOFR plus an applicable margin. As of November 30, 2023, the Company has drawn $12,000 on the revolving line of credit. The revolving credit facility is secured by all of Montauk, the Craft Acquisition's assets and 420's assets and includes a corporate guarantee by a subsidiary of the Company.

Note 11. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	November 30,	May 31,
	2023	2023
Trade payables	$88,363	$70,819
Accrued liabilities	75,851	48,394
Litigation expense accrual	25,338	25,000
Accrued payroll and employment related taxes	11,382	18,772
Income taxes payable	3,248	14,934
Accrued interest	8,147	8,102
Sales taxes payable	4,569	4,661
Total	$216,898	$190,682

Note 12. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	November 30,	May 31,
	2023	2023
Credit facility - C$66,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2025	$42,920	$45,260
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	10,726	10,959
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	12,937	13,092
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	309	346
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	2,125	2,104
Term loan ‐ €5,000 ‐ EURIBOR plus 2.15%, 5‐year term, repayable in quarterly installments of €250 plus interest, due in December 2023	112	803
Term loan ‐ €1,200 ‐ at 4.26%, 1‐year term, repayable in monthly installments of €100 plus interest, due in December 2023	275	755
Term loan ‐ €1,500 ‐ at 2.00%, 5‐year term, repayable in quarterly installments of €94 plus interest, due in April 2025	634	819
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	3,563	1,706
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 including interest, due in October 2030	20,512	20,863
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $1,750 due in June 2028	89,125	65,000
Carrying amount of long-term debt	183,238	161,707
Unamortized financing fees	(1,146)	(738)
Net carrying amount	182,092	160,969
Less principal portion included in current liabilities	(12,993)	(24,080)
Total noncurrent portion of long-term debt	$169,099	$136,889

During the quarter ended August 31, 2023, Four Twenty Corporation ("420"), a wholly-owned subsidiary of the Company, repaid its $100,000 term loan and entered  into a new secured credit agreement, which comprised of: (i) a $70,000 term loan facility, bearing interest at SOFR plus an applicable margin and having a maturity date of June 30, 2028 (the "420 Term Loan"), and (ii) a $20,000 delayed draw term loan facility, issued on the same terms as the $70,000 term loan facility (the "420 Delayed Draw Term Loan" and, together with the 420 Term Loan the "420 Secured Credit Agreement"). The 420 Term Loan was fully drawn on June 30, 2023. The 420 Delayed Draw Term Loan was fully drawn on September 29, 2023 to fund part of the purchase price for the Craft Acquisition as described in Note 7 (Business acquisitions). Under the terms of the 420 Secured Credit Agreement, the Company pledged all of Sweetwater, Breckenridge, Montauk and the Craft Acquisition's assets and the related equity interests, and Tilray Brands, Inc. provided a limited guarantee, as well as requiring the lenders approval to transfer assets to Tilray Brands, Inc.

As of November 30, 2023, 420 was not in compliance with the leverage ratio covenant under the 420 Secured Credit Agreement, but obtained a waiver from the lender on January 5, 2024.

Note 13. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	November 30,	May 31,
	2023	2023
5.20% Convertible Notes ("TLRY 27")	$123,691	$100,476
HTI Convertible Note	-	47,834
5.25% Convertible Notes ("APHA 24")	128,399	120,568
5.00% Convertible Notes ("TLRY 23")	-	126,544
Total	252,090	395,422
Deduct - current portion	128,399	174,378
Total convertible debentures payable, non current portion	$123,691	$221,044

TLRY 27 Notes

	November 30,	May 31,
	2023	2023
5.20% Contractual debenture	$172,500	$150,000
Unamortized discount	(48,809)	(49,524)
Net carrying amount	$123,691	$100,476

The TLRY 27 convertible debentures were issued on  May 30, 2023 and on June 9, 2023 by way of overallotment, in the principal amount of $172,500 (the “TLRY 27 Notes”). The TLRY 27 Notes bear interest at a rate of 5.20% per annum, payable semi-annually in arrears on  June 15 and  December 15 of each year, and mature on  June 15, 2027, unless earlier converted. The TLRY 27 Notes are Tilray’s general unsecured obligations and rank senior in right of payment to all of Tilray’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of Tilray’s unsecured indebtedness that is not so subordinated, including TLRY 23 and APHA 24, effectively junior in right of payment to any of Tilray’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of Tilray’s current or future subsidiaries. Noteholders will have the right to convert their TLRY 27 Notes into shares of Tilray’s common stock at their option, at any time, until the close of business on the second scheduled trading day immediately before  June 15, 2027. The initial conversion rate is 376.6478 shares per $1,000 principal amount of TLRY 27 Notes, which represents a conversion price of approximately $2.66 per share. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

The TLRY 27 Notes will be redeemable, in whole and not in part, at Tilray’s option at any time on or after   June 20, 2025 at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price of Tilray’s common stock exceeds 130% of the conversion price for a specified period of time. If certain corporate events that constitute a fundamental change occur, then, subject to a limited exception, noteholders  may require Tilray to repurchase their TLRY 27 Notes for cash. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In connection with the Company’s offering of the TLRY 27 Notes, the Company entered into a share lending agreement with an affiliate of Jefferies LLC (the “Share Borrower”), pursuant to which it lent to the Share Borrower 38,500,000 shares of the Company’s common stock (the "Borrowed Shares"). The Borrowed Shares were newly-issued shares, will be held as treasury shares until the expiration or early termination of the share lending agreement and may be used by purchasers of the TLRY 27 Notes to sell up to 38,500,000 shares of the Company’s common stock. The fair value of the share lending agreement has been recorded as part of the unamortized discount on the debenture. The Company expects that the selling stockholders will use their position created by such sales to establish their initial hedge with respect to their investments in the TLRY 27 Notes. The Company did not receive any proceeds from the sale of the Borrowed Shares.

During the three and six months ended November 30, 2023, the Company recognized interest expense of $2,423 and $4,485 and accretion of amortized discount interest of $2,829 and $5,624. For the same periods in the prior year there was no interest or accretion of amortized discount.

HTI Convertible Note

	November 30,	May 31,
	2023	2023
4.00% Contractual debenture	$—	$50,000
Unamortized discount	—	(2,166)
Net carrying amount	$—	$47,834

On July 12, 2022, the Company issued a $50,000 convertible promissory note to HTI ("HTI Convertible Note"), bearing a 4% interest rate payable on a quarterly basis and having a maturity date of September 1, 2023. On August 31, 2023, the Company settled in full the HTI Convertible Note through the issuance of shares as described in Note 15 (Stockholders' equity).

APHA 24 Notes

	November 30,	May 31,
	2023	2023
5.25% Contractual debenture	$350,000	$350,000
Debt settlement	(213,260)	(213,260)
Fair value adjustment	(8,341)	(16,172)
Net carrying amount	$128,399	$120,568

The APHA 24 convertible debentures, were entered into in April 2019, in the principal amount of $350,000, bear interest at a rate of 5.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, and mature on June 1, 2024, unless earlier converted (the APHA 24 Notes"). The APHA 24 Notes are Tilray’s general unsecured obligations and rank senior in right of payment to all of Tilray’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of Tilray’s unsecured indebtedness that is not so subordinated, including TLRY 23 and TLRY 27, effectively junior in right of payment to any of Tilray’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of Tilray’s current or future subsidiaries.

Holders of the APHA 24 Notes may convert all or any portion of such note, in multiples of $1 principal amount, at their option at any time between December 1, 2023 to the maturity date of June 1, 2024. The initial conversion which the Company may settle in cash, or common shares of Tilray, or a combination thereof, at Tilray's election, is equivalent to an initial conversion price of approximately $11.20 per common share, subject to adjustments in certain events.

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

The Company plans to purchase or exchange some or all of its APHA 24 Notes, in open market purchases, privately negotiated transactions or otherwise prior to their maturity in June 2024. Such purchases or exchanges, if any, will depend on prevailing market conditions, contractual restrictions and other factors. See Note 27 (Subsequent Events) for additional details.

The overall change in fair value of APHA 24 during the six months ended  November 30, 2023 decreased by $7,831 ( November 30, 2022 – $6,542 of fair value changes), this was comprised of $6,041 of fair value changes and a foreign exchange loss of $1,790.

There was $136,740 principal outstanding as at  November 30, 2023 and May 31, 2023.

During the three and six months ended November 30, 2023,the Company recognized total interest expense of $1,795 and $3,589, respectively and total interest expense of $3,393 and $6,786, respectively for the same period in the prior year.

TLRY 23 Notes

	November 30,	May 31,
	2023	2023
5.00% Contractual debenture	$—	$277,856
Principal amount paid	—	(150,526)
Unamortized discount	—	(786)
Net carrying amount	$—	$126,544

The TLRY 23 Notes bore interest at a rate of 5.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. On  September 12, 2023, the Company repurchased $20,000 of its TLRY 23 Notes for cancellation by issuing 7,000,000 shares and paying $610 of cash to settle both principal and accrued interest. Upon repurchase of the TLRY 23 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $1,672 reduction of additional paid-in capital in the Consolidated Statements of Changes in Equity. Additionally, this repurchase resulted in a loss of $1,062 which was recorded in other non-operating (losses) gains, net as shown in Note 24 (Non-operating income (expense)).

After cancellation, the outstanding principal balance of the TLRY 23 Notes was $107,330. On  October 2, 2023, the Company repaid the remaining principal of the TLRY 23 Notes in cash upon maturity.

During the three and six months ended November 30, 2023, the Company recognized total interest expense of $1,592 and $2,122, respectively and total interest expense of $2,373 and $3,746, respectively for the same period in the prior year.

Note 14. Warrant liability

As of November 30, 2023 and May 31, 2023, there were 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring March 17, 2025. Each warrant is exercisable for one common share of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the six months ended November 30, 2023, the Company issued shares which triggered the anti-dilution price protection feature lowering the exercise price to $1.61. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

The Company estimated the fair value of warrants outstanding at November 30, 2023 at $0.607 per warrant using the Black Scholes pricing model (Level 3) with the following assumptions: Risk-free interest rate of 4.4%, expected volatility of 50%, expected term of 1.30 years, strike price of $1.61 and fair value of common stock of $1.81.

Expected volatility is based on both historical and implied volatility of the Company’s common stock.

Note 15. Stockholders' equity

Issued and outstanding

As of   November 30, 2023, the Company had 1,198,000,000 common shares and 10,000,000 preferred shares authorized to be issued, with 732,907,552 common shares and nil preferred shares issued and outstanding. Historically, the Company has issued shares of its common stock as consideration for business acquisitions, including the settlement of convertible notes, the settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the six months ended November 30, 2023, the Company issued the following common shares:

a)	39,705,962 shares in connection with the HEXO Acquisition, see Note 7 (Business acquisitions).
b)	865,426 shares to settle a contractual change of control severance obligations in the aggregate amount of $1,500 incurred in connection with the HEXO Acquisition.
c)	5,004,735 shares to settle dividends payable to the non-controlling shareholders of Aphria Diamond in the amount of $8,146.
d)	17,148,541 shares for the settlement of the HTI Convertible Note payable see Note 13 (Convertible debentures payable).
e)

1,032,616 shares to HTI Investments MA LLC pursuant to the terms of a $50.0 million convertible promissory note originally issued by Tilray to HTI on July 12, 2022 and which was settled at maturity as previously disclosed.

f)	1,573,152 shares to settle HEXO-based litigation judgement obtained by MediPharm Labs Inc. in 2022.
g)	7,000,000 shares to repurchase $20,000 of its TLRY 23 Notes for cancellation.
h)	3,921,665 shares in connection with the exercise of previously awarded stock-based compensation awards.

The Company maintains stock-based compensation plans as disclosed in our Annual Financial Statements. For the three and six months ended November 30, 2023, the total stock-based compensation was $ 8,201 and $ 16,458. For the three and six months ended   November 30, 2022, total stock based compensation was $ 10,943 and $ 20,136 respectively.

During the six months ended November 30, 2023 the Company granted 11,559,549 time-based RSUs, and 7,566,146 performance-based RSUs ( November 30, 2022 - 6,004,995 time-based RSUs and 2,634,744 performance based RSUs). The 7,566,146 performance based RSUs issued during the quarter had performance conditions not yet finalized. The Company's total stock-based compensation expense recognized is as follows:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2023	2022	2023	2022
Stock options	$—	$20	$—	$624
RSUs	8,201	10,923	16,458	19,512
Total	$8,201	$10,943	$16,458	$20,136

Note 16. Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss includes the following components:

		Unrealized
	Foreign	loss on
	currency	convertible
	translation	notes
	gain (loss)	receivables	Total
Balance May 31, 2022	$54,413	$(75,177)	(20,764)
Other comprehensive loss	(56,443)	(2,525)	(58,968)
Balance August 31, 2022	$(2,030)	$(77,702)	$(79,732)
Other comprehensive loss	(24,080)	(17,643)	(41,723)
Balance at November 30, 2022	$(26,110)	$(95,345)	$(121,455)

Balance May 31, 2023	$(46,610)	$—	$(46,610)
Other comprehensive loss	3,049	—	3,049
Balance August 31, 2023	$(43,561)	$—	$(43,561)
Other comprehensive loss	5,194	—	5,194
Balance November 30, 2023	$(38,367)	$—	$(38,367)

Note 17. Non-controlling interests

The following tables summarize the information relating to the Company’s subsidiaries, SH Acquisition (68%), CC Pharma Nordic ApS (75%), Aphria Diamond (51%), and ColCanna S.A.S. (90%) before intercompany eliminations.

Summary of balance sheet information of the entities in which there is a non-controlling interest as of November 30, 2023:

	SH	CC Pharma	Aphria	ColCanna	November 30,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Current assets	$—	$73	$131,023	$196	$131,292
Non-current assets	74,681	—	131,726	3,580	209,987
Current liabilities	—	(14)	(129,105)	(6,613)	(135,732)
Non-current liabilities	—	(1,195)	(49,833)	(1,460)	(52,488)
Net assets	$74,681	$(1,136)	$83,811	$(4,297)	$153,059

Summary of balance sheet information of the entities there is a non-controlling interest as of May 31, 2023:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Current assets	$—	$114	$127,689	$224	$128,027
Non-current assets	74,681	—	135,085	3,307	213,073
Current liabilities	—	(1,166)	(142,554)	(6,697)	(150,417)
Non-current liabilities	—	—	(53,197)	(1,428)	(54,625)
Net assets	$74,681	$(1,052)	$67,023	$(4,594)	$136,058

Summary of income statement information of the entities in which there is a non-controlling interest for the six months ended November 30, 2023:

	SH	CC Pharma	Aphria	ColCanna	November 30,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Revenue	$—	$—	$57,078	$—	$57,078
Total expenses	—	54	32,803	(519)	32,338
Net (loss) income	—	(54)	24,275	519	24,740
Other comprehensive (loss) income	—	(30)	404	(222)	152
Net comprehensive (loss) income	$—	$(84)	$24,679	$297	$24,892
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	-	(21)	12,093	30	12,102
Additional income attributable to NCI	—	—	6,554	—	6,554
Net comprehensive (loss) income attributable to NCI	$—	$(21)	$18,647	$30	$18,656

Summary of income statement information of the entities in which there is a non-controlling interest for the six months ended November 30, 2022:

	SH	CC Pharma	Aphria	ColCanna	November 30,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2022
Revenue	$—	$108	$65,437	$—	$65,545
Total expenses	(7,006)	471	39,039	56,265	88,769
Net (loss) income	7,006	(363)	26,398	(56,265)	(23,224)
Other comprehensive (loss) income	(11,321)	—	(1,590)	363	(12,548)
Net comprehensive (loss) income	$(4,315)	$(363)	$24,808	$(55,902)	$(35,772)
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(1,381)	(91)	12,156	(5,590)	5,094
Additional income attributable to NCI	—	—	6,056	—	6,056
Net comprehensive (loss) income attributable to NCI	$(1,381)	$(91)	$18,212	$(5,590)	$11,150

On January 5, 2024, Aphria Inc. (“Aphria”), a wholly-owned subsidiary of the Company, entered into an Amended and Restated Wholesale Cannabis Supply Agreement (the “Supply Agreement”) with 1974568 Ontario Limited (“Aphria Diamond”), Aphria’s joint venture with Double Diamond Holdings Ltd. The Supply Agreement amends and restates the existing supply agreement, effective as of September 1, 2023, and amends certain terms relating to pricing and product classes. Due to the terms stipulated in the Supply Agreement, the reduced transfer price will lead to a decrease in income attributable to non-controlling interest over the duration of the agreement. If this agreement had been effective June 1, 2023, the Company would have recognized approximately $15,000 in additional net income attributed to the Stockholders of Tilray Brands, Inc.

Note 18. Income taxes

The determination of the Company’s overall effective tax rate requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. The effective tax rate reflects the income earned and taxed in various United States federal, state, and foreign jurisdictions. Tax law changes, increases, and decreases in temporary and permanent differences between book and tax items, valuation allowances against the deferred tax assets, stock compensation, and the Company’s change in income in each jurisdiction all affect the overall effective tax rate. It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company reported income tax (recovery) expense of $(3,380) and $3,884 for the three and six months ended November 30, 2023, and income tax recovery of $(11,713) and $ (4,502) for the three and six months ended November 30, 2022. The income tax benefit in the current period varies from the US statutory income tax rate and prior period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 19. Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt, refer to Note 12 (Long-term debt), convertible notes, refer to Note 13 (Convertible debentures payable), material purchase commitments and construction commitments as follows:

	Total	2024	2025	2026	2027	Thereafter
Long-term debt repayment	$183,238	$12,993	$45,968	$8,953	$10,332	$104,992
Convertible notes	309,240	136,740	—	—	172,500	—
Material purchase obligations	56,972	33,584	21,388	2,000	—	—
Construction commitments	822	822	—	—	—	—
Total	$550,272	$184,139	$67,356	$10,953	$182,832	$104,992

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

There have been no material changes from the legal proceedings since our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, except with respect to certain aspects of the legal proceedings disclosed below:

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

On  September 27, 2021, the U.S. District Court entered an Opinion & Order granting the Defendants’ motion to dismiss the amended complaint in the Kasilingam litigation without prejudice. On  December 3, 2021, the lead plaintiff filed a second amended complaint alleging similar claims against Tilray and Brendan Kennedy. The defendants moved to dismiss the second amended complaint on  February 2, 2022. On  September 28, 2022, the Court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. On  October 12, 2022, the Company filed a motion for reconsideration and/or interlocutory appeal of this Court decision.

On August 21, 2023, the U.S. District Court granted Tilray’s motion for reconsideration and dismissed the second amended complaint with leave to amend one final time. On September 27, 2023, plaintiff filed a third amended complaint. Tilray continues to believe that all of the underlying claims in the amended complaint are without merit and should be dismissed with prejudice.

Legal Proceedings Related to Contractual Obligations

420 Investments Ltd. Litigation

On  February 21, 2020, 420 Investments Ltd., as Plaintiff (“420 Investments”), filed a lawsuit against Tilray Brands, Inc. and High Park Shops Inc. as Defendants, in Calgary, Alberta in the Court of Queen’s Bench of Alberta. In  August 2019, Tilray and High Park entered into an Arrangement Agreement with 420 Investments and others (the “Agreement”). Pursuant to the Agreement, High Park was to acquire the securities of 420 Investments. In  February 2020, Tilray and High Park gave notice of termination of the Agreement. 420 Investments alleges that the termination was unlawful and without merit and further alleges that the Defendants had no legal basis to terminate. 420 Investments alleges that the Defendants did not meet their contractual and good faith obligations under the Agreement. 420 Investment seeks damages in the stated amount of C$110,000, plus C$20,000 in aggravated damages. The Tilray and High Park Statement of Defense and counterclaim were both filed on  March 20, 2020. 420 Investment’s Statement of Defense to our counterclaim was filed on  April 20, 2020. Respectively, 420 Investments and Tilray / High Park served each other with their Affidavits of Records on  August 25, 2020 and  November 30, 2020. Tilray and High Park cross-examined the litigation representative of 420 Investments. The Company denies the Plaintiff’s allegations and intends to continue to vigorously defend this litigation matter, although there can be no assurance as to its outcome.

In  February 2023, Tilray and High Park filed an Application for Summary Judgment to collect an unpaid C$7,000 bridge loan made to 420 Investments on  August 28, 2019, relating to the subject transaction.  That debt was repayable in  March 2020, but was never repaid.  The application is pending and a decision from the Court is expected on Tilray’s Application for Summary Judgment in the calendar year of 2024.

Docklight Litigation Settlement

On  November 5, 2021 Docklight Brands, Inc. (“Docklight”) filed a complaint against the Company and its wholly-owned subsidiary, High Park Holdings, Ltd. in Superior Court of the State of Washington, King County. Docklight claimed breach of contract against High Park arising from a 2018 license agreement pursuant to which Docklight licensed certain Bob Marley-related brands to High Park (as amended in 2020 and 2021, the “High Park License”). In addition, Docklight brought a negligent misrepresentation claim against Tilray, alleging that certain individuals at Tilray or Aphria had made false statements to Docklight in order to induce Docklight to waive Docklight’s alleged right to terminate the High Park License for change-of-control on the basis of the 2021 Tilray-Aphria Arrangement Agreement. Effective October 10, 2023, the parties entered into a settlement agreement pursuant to which the Company paid an aggregate amount equal to $3,000 to Docklight in exchange for mutual releases and a dismissal of the pending Docklight litigation claims.

MediPharm / HEXO Litigation Settlement

In July 2022, MediPharm Labs Inc. (“MediPharm) and Peter Hwang obtained a judgement for damages against HEXO Inc. in an amount equal to CAD $9,800, together with costs and interest, in connection with HEXO’s alleged failure to pay for certain products. Subsequent to Tilray’s acquisition of HEXO, on October 2, 2023, MediPharm, HEXO and Tilray reached a settlement of the MediPharm judgment. Specifically, the terms of the settlement consisted of the following: (i) CAD $3,000 cash payment to MediPharm; (ii) issuance to MediPharm of a product supply credit for CAD $1,000 for the purchase of Tilray cannabis products at market pricing; (iii) Tilray acquired all of the outstanding shares of a MediPharm subsidiary in exchange for the issuance by Tilray of 1,573,152 Tilray common shares; (iv) payment of CAD $210 to Peter Hwang; and (v) dismissal of the MediPharm judgment and mutual releases of all claims.

Summary of litigation accruals

As described in Note 11 (Accounts payable and accrued liabilities), the total litigation expense accrual included in accrued liabilities as of  November 30, 2023 was $25,338 to cover various ongoing litigation matters that are probable and estimable ( May 31, 2023 - $25,000). During the six months ended November 30, 2023, the Company assumed $12,253 of litigation accruals from the acquisition of HEXO, several of which were settled in the period as described above.  The Company did not assume any litigation accruals from the Craft Acquisition.

Note 20. Net revenue

The Company reports its net revenue in four reporting segments: cannabis, distribution, beverage alcohol and wellness.

Net revenue is comprised of:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2023	2022	2023	2022
Cannabis revenue	$94,556	$66,696	$191,440	$142,385
Cannabis excise taxes	(27,442)	(16,798)	(53,993)	(33,917)
Net cannabis revenue	67,114	49,898	137,447	108,468
Beverage alcohol revenue	49,651	23,405	74,990	45,268
Beverage alcohol excise taxes	(3,146)	(2,010)	(4,323)	(3,219)
Net beverage alcohol revenue	46,505	21,395	70,667	42,049
Distribution revenue	67,223	60,188	136,380	120,773
Wellness revenue	12,929	12,655	26,226	26,057
Total	$193,771	$144,136	$370,720	$297,347

Note 21. Cost of goods sold

Cost of goods sold is comprised of:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2023	2022	2023	2022
Cannabis costs	$46,472	$28,577	$96,989	$57,438
Beverage alcohol costs	30,513	11,420	41,779	22,269
Distribution costs	60,147	52,495	121,615	107,479
Wellness costs	9,230	8,762	18,732	18,665
Total	$146,362	$101,254	$279,115	$205,851

Note 22. General and administrative expenses

General and administrative expenses are comprised of:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2023	2022	2023	2022
Executive compensation	$3,324	$3,050	$6,985	$6,605
Office and general	8,065	7,383	16,233	13,212
Salaries and wages	15,795	10,151	28,909	24,786
Stock-based compensation	8,201	10,943	16,458	20,136
Insurance	2,499	2,726	6,348	5,429
Professional fees	2,503	1,730	4,002	4,220
(Gain) loss on sale of capital assets	(23)	(64)	(20)	13
Travel and accommodation	1,374	1,219	2,481	2,380
Rent	1,575	740	2,433	1,605
Total	$43,313	$37,878	$83,829	$78,386

Note 23. Restructuring charges

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred restructuring and exit costs associated with the integration efforts of these non-recurring transactions. The Company recognized $2,655 and $3,570 of restructuring charges for the three and six months ended November 30, 2023, compared to $8,064 and $8,064 for prior year comparative periods. The Company approves detailed restructuring initiative plans at the executive level and recognizes these expenses in the period in which the plan has been committed to. All amounts incurred as of November 30 2023, have been paid.

Within the Cannabis reporting unit, three restructuring plans have been initiated as follows;  HEXO acquisition related charges which is expected to take place 24 months from the acquisition date, Truss acquisition related charges which is expected to take place 18 months from the acquisition date and the Canadian business cost reduction plan, which concluded during the quarter. In the six month period ended November 30, 2023, the following expenses were recognized, $1,221 of employee termination benefits for the HEXO acquisition plan, $1,586 of restructuring charges related to the costs of exiting the facility until the new business has resumed for the Truss acquisition plan and $281 of employee termination benefits for the Canadian business cost reduction plan.

Within the Distribution reporting unit, the Company executed a cost optimization plan during the three months ended November 30, 2023. It is expected that this plan will be completed within the current fiscal year. In the six month period ended November 30, 2023, the Company recognized $482 related to employee termination benefits in association with executing this plan.

For the prior period three and six months ended November 30, 2022, the Company recognized $8,064 and $8,064 which was comprised of $1,599 of exit cost and $2,758 for inventory adjustments from the termination of our producer partnership in Uruguay due to a breach of the underlying contract in our International cannabis business. Additionally, amounts related to the Tilray-Aphria Arrangement Agreement for the closure of our Canadian cannabis facility in Enniskillen of $1,512 million were incurred. The Company also incurred $2,195 million of write-offs from the exit of our medical device reprocessing business in our distribution reporting segment. These exit costs were completed in the prior year quarter ended November 30, 2022, and did not have on going impacts in the six months ended November 30, 2023.

Note 24. Non-operating income (expense)

Non-operating income (expense) is comprised of:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2023	2022	2023	2022
Change in fair value of convertible debenture payable	$(3,894)	$(12,698)	$(6,041)	$(20,582)
Change in fair value of warrant liability	6,247	37	(1,951)	1,585
Foreign exchange loss (gain)	(1,024)	907	5,243	(24,666)
Loss on long-term investments	459	(596)	350	(1,604)
Other non-operating (losses) gains, net	(967)	(6,100)	(1,182)	(6,175)
Total	$821	$(18,450)	$(3,581)	$(51,442)

Included in other non-operating (losses) gains, net for the three and six months ended November 30, 2023, are losses of $(967) and $(1,182) resulting from the downside protection share issuance relating to the HTI note, as described in Note 15 (Stockholders' equity) and the gain on the settlement of TLRY 23 Convertible Notes.

Note 25. Fair value measurements

Financial instruments

The Company has classified its financial instruments as described in Note 3 Significant accounting policies in our Annual Financial Statements.

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

At November 30, 2023 and  May 31, 2023 the Company had long-term debt of $4,472 and $3,280, respectively, and the principal portion of convertible debentures payable of $309,240 and $464,070, respectively, subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2023 and  May 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				November 30,
	Level 1	Level 2	Level 3	2023
Financial assets
Cash and cash equivalents	$143,373	$—	$—	$143,373
Restricted cash	1,576			1,576
Marketable securities	116,418	—	—	116,418
Convertible notes receivable	—	—	74,681	74,681
Equity investments measured at fair value	—	—	5,500	5,500
Financial liabilities
Warrant liability	—	—	(3,768)	(3,768)
Contingent consideration	—	—	(20,704)	(20,704)
APHA 24 Convertible debenture	—	—	(128,399)	(128,399)
Total recurring fair value measurements	$261,367	$—	$(72,690)	$188,677

				May 31,
	Level 1	Level 2	Level 3	2023
Financial assets
Cash and cash equivalents	$206,632	$—	$—	$206,632
Restricted cash	—	—	—	—
Marketable Securities	241,897	—	—	241,897
Convertible notes receivable	—	—	103,401	103,401
Equity investments measured at fair value	1,056	1,088	5,651	7,795
Financial liabilities
Warrant liability	—	—	(1,817)	(1,817)
Contingent consideration	—	—	(27,107)	(27,107)
APHA 24 Convertible debenture	—	—	(120,568)	(120,568)
Total recurring fair value measurements	$449,585	$1,088	$(40,440)	$410,233

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

Certain equity investments recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1. The Company classified securities with observable inputs as Level 2 and without a quoted market price as Level 3.

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

The contingent consideration from the acquisitions of SweetWater, Montauk, and Truss due in   December 2023,  December 2025, and upon the triggering event if met, respectively and are payable in cash, is determined by discounting future expected cash outflows at a discount rate in the range of 5% - 11.4%, and probability of achievement of 25% and 90%. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3. During the six months ended November 30, 2023, a decrease in fair value of $10,584, inclusive of changes in foreign exchange, was recognized and was comprised of  a decrease of fair value of $13,218 for the contingent consideration from the Sweetwater acquisition as a result of a lower probability of achieving the incentive targets which was offset by an increase in fair value of $2,411 for the contingent consideration from the Montauk acquisition as a result of a higher probability of achieving the incentive targets. Lastly, the addition of $4,181 of contingent consideration liability was assumed as part of the Truss acquisition and an increase in fair value of $223 as a result of foreign exchange.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

					APHA 24
	Convertible	Equity	Warrant	Contingent	Convertible
	notes receivable	Investments	Liability	Consideration	Debt
Balance, May 31, 2023	$103,401	$5,651	$(1,817)	$(27,107)	$(120,568)
Additions	—	—	—	(4,181)	—
Disposals	(28,720)	—	—	—	—
Unrealized gain (loss) on fair value	—	(151)	(1,951)	10,584	(7,831)
Impairments	—		—	—	—
Balance, November 30, 2023	$74,681	$5,500	$(3,768)	$(20,704)	$(128,399)

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in the consolidated statements of loss and comprehensive loss using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
APHA Convertible debentures	Black-Scholes	Volatility,	50%
		expected life (in years)	0.5
Warrant liability	Black-Scholes	Volatility,	50%
		expected life (in years)	1.3
Contingent consideration	Discounted cash flows	Discount rate,	5% - 11%
		achievement	25% - 90%

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

Note 26. Segment reporting

Information reported to the Chief Operating Decision Maker (“CODM”) for the purpose of resource allocation and assessment of segment performance focuses on the nature of the operations. The Company operates in four reportable segments: (1) cannabis operations, which encompasses the production, distribution, sale, co-manufacturing and advisory services of both medical and adult-use cannabis, (2) beverage alcohol operations, which encompasses the production, marketing and sale of beverage and beverage alcohol products, (3) distribution operations, which encompasses the purchase and resale of pharmaceuticals products to wholesale and pharmacy customers, and (4) wellness products, which encompasses hemp foods and hemp-based cannabidiol (“CBD”) consumer products. This structure is in line with how our Chief Operating Decision Maker (“CODM”) assesses our performance and allocates resources.

Operating segments have not been aggregated and no asset information is provided for the segments because the Company’s CODM does not receive asset information by segment on a regular basis.

Segment gross profit from external customers:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2023	2022	2023	2022
Cannabis
Net cannabis revenue	$67,114	$49,898	$137,447	$108,468
Cannabis costs	46,472	28,577	96,989	57,438
Gross profit	20,642	21,321	40,458	51,030
Distribution
Distribution revenue	67,223	60,188	136,380	120,773
Distribution costs	60,147	52,495	121,615	107,479
Gross profit	7,076	7,693	14,765	13,294
Beverage alcohol
Net beverage alcohol revenue	46,505	21,395	70,667	42,049
Beverage alcohol costs	30,513	11,420	41,779	22,269
Gross profit	15,992	9,975	28,888	19,780
Wellness
Wellness revenue	12,929	12,655	26,226	26,057
Wellness costs	9,230	8,762	18,732	18,665
Gross profit	$3,699	$3,893	$7,494	$7,392

Channels of Cannabis revenue were as follows:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2023	2022	2023	2022
Revenue from Canadian medical cannabis	$6,288	$6,365	$12,430	$12,885
Revenue from Canadian adult-use cannabis	72,048	52,390	143,243	110,745
Revenue from wholesale cannabis	4,289	236	9,584	628
Revenue from international cannabis	11,931	7,705	26,183	18,127
Less excise taxes	(27,442)	(16,798)	(53,993)	(33,917)
Total	$67,114	$49,898	$137,447	$108,468

On July 12, 2022, Tilray acquired the HEXO Convertible Note from HTI and also entered into a strategic alliance with HEXO Corp. (“HEXO”) as discussed in Note 8 (Convertible notes receivable) and Note 13 (Convertible debentures payable). In addition, the Company and HEXO entered into various commercial transaction agreements. On June 22, 2023, the Company completed the HEXO Acquisition as described in Note 7 (Business acquisitions), and thus these commercial arrangements were terminated and HEXO's financial results were consolidated in the current period results.

Included in revenue from Canadian adult-use cannabis is $nil and $1,500 of advisory services revenue for the three and six months ended November 30, 2023, from the aforementioned HEXO commercial transaction agreements, compared to $7,882 and $15,635 of advisory services revenue in the prior comparative period.

Geographic net revenue:

	For the three months		For the six months
	ended November 30,		ended November 30,
	2023	2022	2023	2022
North America	$114,619	$76,211	$208,140	$158,403
EMEA	75,292	62,715	154,996	128,756
Rest of World	3,860	5,210	7,584	10,188
Total	$193,771	$144,136	$370,720	$297,347

Geographic capital assets:

	November 30,	May 31,
	2023	2023
North America	$506,151	$319,173
EMEA	105,325	107,131
Rest of World	3,611	3,363
Total	$615,087	$429,667

Major customers are defined as customers that are materially significant to the Company’s annual revenues. For the three and six months ended November 30, 2023 and 2022, there were no major customers representing a material contribution to our quarterly revenues.

Note 27. Subsequent Events

On December 15, 2023 and December 21, 2023, the Company exchanged $18,500 aggregate principal of its APHA 24 Notes for cancellation by issuing 9,601,538 shares.

On January 5, 2024, the Company obtained a Waiver from its lender as 420 was not in compliance with the leverage ratio covenant under the 420 Secured Credit Agreement. See “420 Credit Agreement” discussed in Part II, Item 5. Other Information.

On January 5, 2024, Aphria Inc. (“Aphria”), a wholly-owned subsidiary of the Company, entered into an Amended and Restated Wholesale Cannabis Supply Agreement (the “Supply Agreement”) with 1974568 Ontario Limited (“Aphria Diamond”), Aphria’s joint venture with Double Diamond Holdings Ltd. The Supply Agreement amends and restates the existing supply agreement, effective as of September 1, 2023, and amends certain terms relating to pricing and product classes. See “Aphria Diamond Amended Supply Agreement” discussed in Part II, Item 5. Other Information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Interim Consolidated Financial Statements and the related Notes thereto for the period ended November 30, 2023 contained in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, as well as  in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Trends and Other Factors Affecting Our Business

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve at a rapid pace during the early periods following the federal legalization of adult-use cannabis. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the industry:

-

Market share. Tilray continues to maintain its market leadership position in Canada. However, during the quarter, we experienced a marginal dip in market share in Canada from 13.4% to 12.5% from the immediately preceding quarter, as reported by Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate. While our market share has increased from the prior year comparison as a result of the strategic acquisitions of HEXO and Truss, the current period decrease reflects the intricacies of integrating products from strategic acquisitions like HEXO and Truss into our distribution channels. Challenges during this integration, including issues with SKU-specific gaps due to facility transitions, impacted our performance. However, we anticipate a rebound in market share for the latter half of our third quarter as we address these issues and integrate our processes.

-

Price compression. Historical price compression persists in the market, intensified by fierce competition among the approximately 1,000 Licensed Producers in Canada. Despite increased sales volume, year-over-year price compression has adversely impacted revenue by approximately $3.6 million and $6.7 million for the three and six months ended November 30, 2023, influencing both cannabis gross margin and the bottom line. The fixed impact of excise per gram, notwithstanding the decline in average selling prices, further compounds these challenges, prompting ongoing industry lobbying efforts.

-

Timing difference in recognizing synergized operating results. As we continue to acquire businesses such as HEXO and Truss, a large part of our strategy involves removing legacy costs from these businesses as part of our acquisition strategy. Once we have completed our full $27 million synergy plan for HEXO and integrated Truss's operations, we expect our operating results to be more profitable. Concurrently, we are actively evaluating our facilities, optimizing for efficiency, and implementing cost reduction measures to ensure our value chain operates at peak efficiency.

These identified trends have had impacts on the current period results of operations and are discussed in greater detail in the respective sections.

International cannabis market updates:

The cannabis industry in Europe is in its early stages of development whereby countries within Europe are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Czech Republic), some are engaging in an experiment for adult-use (Germany, Netherlands and Switzerland) and some are debating regulations for cannabinoid-based medicine (France and Spain). In Europe, we believe that, despite continuing recessionary economic conditions and the Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. We also continue to believe that Tilray remains uniquely positioned to maintain and gain significant market share in these markets with its infrastructure and its investments, which is comprised of two EU-GMP cultivation facilities within Europe located in Portugal and Germany, our distribution network and our demonstrated commitment to the availability, quality and safety of our cannabinoid-based medical products. Today, Germany remains the largest medical cannabis market in Europe.

The following is a summary of the state of cannabis legalization within Europe:

Germany. In late October 2022, the German government published key details of its plan to legalize and regulate adult-use cannabis, including what Health Minister Karl Lauterbach described as “complete” cultivation within the country.

Recently, Mr. Lauterbach advised that the proposal had been revised and that the new plan is a two-part model, which appears to be designed in order to legalize cannabis as broadly as possibly without running afoul of European Union rules. On July 6, 2023, it was announced that the draft regulations pertaining to decriminalization, home cultivation and non-commercial “cultivation associations” (i.e., social clubs) (the "Pillar One Regulations") had been finalized by the health ministry and was ready to be delivered to the German parliament. Due to lack of internal alignment by the SPD party, the Pillar One Regulations, which were initially expected to be introduced to the German parliament in the fourth quarter of calendar year 2023, now will not be brought until early in the calendar year of 2024.  It is expected that the Pillar One Regulations will be passed in January 2024, with the new law coming into effect in the first quarter of calendar year 2024.

In addition to the Pillar One Regulations addressing decriminalization, home cultivation and non-commercial “cultivation associations”, it also contains provisions which provide for broad medical cannabis reform, to which there appears to be broad consensus.  These provisions include the reclassification of medical cannabis as a non-narcotic, thereby increasing the accessibility of medical cannabis to patients and the abolishment of the tender procedure for in-country cultivation in favor of a permit procedure.

We expect to see the cornerstone framework for the Pillar Two Regulations governing the model projects in January 2024.

We continue to believe that Tilray is well-positioned in Germany to provide consistent and sustainable cannabis products for the adult-use market whether only in-country cultivation is permitted or whether imports are also allowed given our Aphria RX facility located in Germany and our EU-GMP-certified production facility in Portugal, as well as our distribution platform, which provides us with access to 13,000 pharmacies in Germany. Tilray is also well-positioned to continue to service the medical cannabis market and we believe that the reclassification of medical cannabis as a non-narcotic and the adoption of a permit procedure for in-country cultivation provides Tilray with a larger market opportunity.

Switzerland. In October 2021, Switzerland announced its intention to legalize cannabis by allowing production, cultivation, trade, and consumption, and in the meantime, it is commencing pilot projects in various cities, which permits selected participants to purchase cannabis for adult-use in various pharmacies in order to conduct studies on the cannabis market and its impact on Swiss society. It is the first trial for the legal distribution of adult-use cannabis containing THC in Europe. To date, Switzerland has granted several cities, including Basel, Bern, Biel/Bienne, Lucerne, Geneva, and Zurich, the opportunity to start their cannabis pilot projects. Zurich, which has recently been reported to lack cannabis consumers, is currently seeking 400 eligible individuals to participate.

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

Czech Republic. The Czech Republic has discussed plans to launch a fully regulated adult-use cannabis market and is reviewing in the context of the European regulations.

Malta.  In 2021, became the first country in the European Union to legalize personal possession of the drug and permit private “cannabis clubs,” where members can grow and share the drug.

Netherlands. The Netherlands launched a pilot program involving the cultivation of cannabis for adult-use. The purpose of the experiment is to determine whether and how controlled cannabis can be legally supplied to coffeeshops and what the effects of this would be.  During the experiment, legally produced cannabis will be sold in coffeeshops in 10 municipalities. Coffeeshops in these municipalities may only sell legally produced cannabis.  The term of the experiment is set for four years.

Beverage alcohol market trends:

The beverage alcohol category, while more established, continues to shift with changes in consumer trends for the craft industry. Specifically, based on IRI data, for the 13 weeks ended November 30, 2023, the US beer trends softened slightly as the industry increased 1.6%, while craft beer decreased 1.6%, a slight decline from the immediately preceding quarter, which is consistent with the historical seasonality of craft beer.  Craft beer still maintains the 4th largest segment within total beer, generating over $1.1B in retail sales. Sweetwater revenues in the quarter ending August 31, 2023, and November 30, 2023, were both 1% higher than the comparable quarters of the prior year. SweetWater is expected to maintain growth nationally during the remainder of the 2024 fiscal year through programming and product innovation launches. Early results from the launch of SweetWater’s latest innovation, Gummies, are encouraging, with the brand quickly becoming a top 3 offering in activated markets. Additionally, Montauk, which was acquired on November 7, 2022, finished the period with a 5.9% growth based on IRI data for the aforementioned period, through sustained success in home markets and new market expansion. The Company anticipates continued growth through focused innovation, targeted marketing efforts, and gains in distribution across the portfolio of brands. The Company has also seen positive trends across the newly acquired brands portfolio from the Acquisition of the Beverage Alcohol Business Portfolio, which are included in our results from October 1, 2023.

Breckenridge Distillery is a leader in the bourbon industry and continues to gain market share in both the vodka and gin markets. A primary growth objective is to continue expansion of market share across the United States, including expanding the national chain's footprint, to maintain a double-digit annual top-line growth. To ensure continued growth in the future, the company is focused on expanding the marketing strategy, highlighting its quality products. Recent media coverage includes coverage of newly released products, the expanded Denver Broncos Sponsorship, and recognition of the world class restaurant located at the distillery. The overall whiskey market remains positive, but the growing tequila and RTD cocktail markets have slowed. The Company expects its spirits business to continue to grow with innovative new product offerings and continued expansion in the US market.

Wellness market trends:

Manitoba Harvest’s branded hemp business continued to expand its U.S. and Canadian leading market share position this quarter with consumption up in both the Natural and Conventional Channels, with the brands top five customers all seeing growth. For the remainder of the year, the Company will look to expand the Happy Flower™ brand with retail distribution into key markets, focusing on U.S. states with established CBD permissibility and sales momentum in future periods.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in the long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the three and six months ended November 30, 2023, we incurred $1.1 million and $9.6 million of transaction expenses, discussed further below.

Our acquisition strategy has had a material impact on the Company’s results in the current quarter and we expect will continue into future periods, generating accretive impacts for our stockholders. A summary of their impacts are as follows:

●	HEXO acquisition:

On June 22, 2023, Tilray acquired HEXO Corp. (“HEXO”) as discussed in Note 7 (Business acquisitions). With the HEXO Acquisition, Tilray initially expected to achieve additional cost savings of $27 million on an annualized pre-tax basis and has subsequently increased this target to between $30 to $ 35 million. These synergies will be realized across production, sales, marketing, distribution, and corporate savings, with incremental upside resulting from consolidating packaging, procurement, freight, and logistics. This builds on Tilray’s substantial progress optimizing its Canadian cannabis operations discussed below. During the three and six months ended November 30, 2023, we have achieved $22.0 million of our synergy plan on an annualized run-rate basis, of which $14.0 million represented actual cost savings during the period. As discussed in our trends section, these cost savings initiatives take time to implement, resulting in related benefits being realized over time.

●	Craft beverage acquisition:

On September 29, 2023, Tilray acquired a portfolio of craft beer brands, assets and businesses comprising eight beer and beverage brands from Anheuser-Busch Companies, LLC, including breweries and brewpubs associated with them (the “Craft Acquisition”). The acquired businesses include Shock Top, Breckenridge Brewery, Blue Point Brewing Company, 10 Barrel Brewing Company, Redhook Brewery, Widmer Brothers Brewing, Square Mile Cider Company, and HiBall Energy.  The details of the acquisition are as described in Note 7 (Business acquisitions). The Craft Acquisition, is expected to be transformational to our beverage alcohol strategy elevating the Company to the 5th largest U.S. Craft Beer market share position from our previous 9th place market share position.

The Company further believes the Craft transaction will be accretive to our Adjusted EBITDA, driven by a range of strategic benefits, including:

-	An established brand portfolio with a devoted consumer base, coupled with growth potential through integration and expanded capabilities in both alcoholic and non-alcoholic beverages.
-	The acquisition encompasses four production facilities and eight brewpub locations, further solidifying our operational presence.
-	A reinforced nationwide distribution footprint, propelling Tilray's beer sales volume from four million cases to twelve million, thereby tripling its market reach on a pro forma basis.

In addition to acquisitions completed above, the Company has also completed the following cost saving strategies during the quarter:

●	Cannabis business cost reduction plan:

During the fourth quarter of our fiscal year ended May 31, 2022, the Company launched a $30 million cost optimization plan of our existing cannabis business to solidify our position as an industry leading low-cost producer. To date as of November 30, 2023, we have achieved $22.3 million against the plan. The Company now considers this plan fulfilled, owing to a strategic shift in our Cannabis beverage strategy. The Company's original targets involved repurposing our beverage facility; however, this initiative was altered following the Truss acquisition, which required additional capacity from our existing infrastructure.

●	International Cannabis business cost reduction plan:

During our fiscal year ended May 31 2023, the Company launched an $8.0 million cost optimization plan for our international cannabis business to adapt to changing market dynamics and slower than anticipated legalization in Europe. In the current period ended November 30, 2023, the Company achieved an annualized run-rate basis of $7.6 million of cost savings. The Company concluded this savings plan as of November 30, 2023. The Company concluded this savings plan as of November 30, 2023. The remaining portion of the savings target was tied to an assumed temporary decrease in demand.  However, the assumed temporary reduction did not occur rather demand for our European cannabis products increased, rendering the cost savings associated with that part of the plan unnecessary.

Political and Economic Environment

Our results of operations can also be affected by economic, political, legislative, regulatory, legal actions, the global volatility and general market disruption resulting from geopolitical tensions, such as Russia's incursion into Ukraine. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, and government fiscal policies, and the recent banking credit crises, can have a significant effect on operations. Accordingly, we could be affected by civil, criminal, environmental, regulatory or administrative actions, claims or proceedings.

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Net revenue	$193,771	$144,136	$49,635	34%	$370,720	$297,347	$73,373	25%
Cost of goods sold	146,362	101,254	45,108	45%	279,115	205,851	73,264	36%
Gross profit	47,409	42,882	4,527	11%	91,605	91,496	109	0%
Operating expenses:
General and administrative	43,313	37,878	5,435	14%	83,829	78,386	5,443	7%
Selling	7,583	9,669	(2,086)	(22)%	14,442	19,340	(4,898)	(25)%
Amortization	21,917	23,995	(2,078)	(9)%	44,142	48,354	(4,212)	(9)%
Marketing and promotion	9,208	8,535	673	8%	17,743	15,783	1,960	12%
Research and development	56	165	(109)	(66)%	135	331	(196)	(59)%
Change in fair value of contingent consideration	300	—	300	0%	(10,807)	211	(11,018)	(5,222)%
Litigation costs, net of recoveries	3,042	2,815	227	8%	5,076	3,260	1,816	56%
Restructuring costs	2,655	8,064	(5,409)	(67)%	3,570	8,064	(4,494)	(0,056)%
Transaction (income) costs	1,094	3,552	(2,458)	(69)%	9,596	(9,264)	18,860	(204)%
Total operating expenses	89,168	94,673	(5,505)	(6)%	167,726	164,465	3,261	2%
Operating loss	(41,759)	(51,791)	10,032	(19)%	(76,121)	(72,969)	(3,152)	4%
Interest expense, net	(8,625)	(3,107)	(5,518)	178%	(18,460)	(7,520)	(10,940)	145%
Non-operating (expense) income, net	821	(18,450)	19,271	(104)%	(3,581)	(51,442)	47,861	(93)%
Loss before income taxes	(49,563)	(73,348)	23,785	(32)%	(98,162)	(131,931)	33,769	(26)%
Income tax expense	(3,380)	(11,713)	8,333	(71)%	3,884	(4,502)	8,386	(186)%
Net loss	$(46,183)	$(61,635)	$15,452	(25)%	$(102,046)	$(127,429)	$25,383	(20)%

Use of Non-GAAP Measures

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including reference to:

●	adjusted gross profit (excluding purchase price allocation (“PPA”) fair value step up) for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness) as applicable,

●	adjusted gross margin (excluding purchase price allocation (“PPA”) fair value step up) for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness) as applicable,

●	adjusted EBITDA,

●	cash and marketable securities, and

●	constant currency presentation of net revenue.

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

Cash and Marketable Securities

The Company combines the Cash and cash equivalent financial statement line item and the Marketable securities financial statement line item as an aggregate total as reconciled in the liquidity and capital resource section below. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its short-term liquidity position by combining these three GAAP metrics.

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

	For the three months		For the six months
	ended November 30,		ended November 30,
(in thousands of U.S. dollars)	2023	2022	2023	2022
Net cannabis revenue	$67,114	$49,898	$137,447	$108,468
Distribution revenue	67,223	60,188	136,380	120,773
Net beverage alcohol revenue	46,505	21,395	70,667	42,049
Wellness revenue	12,929	12,655	26,226	26,057
Cannabis costs	46,472	28,577	96,989	57,438
Beverage alcohol costs	30,513	11,420	41,779	22,269
Distribution costs	60,147	52,495	121,615	107,479
Wellness costs	9,230	8,762	18,732	18,665
Adjusted gross profit (excluding PPA step-up) (1)	52,110	43,989	101,412	93,710
Cannabis adjusted gross margin (excluding PPA step-up) (1)	35%	43%	35%	47%
Beverage alcohol adjusted gross margin (excluding PPA step-up) (1)	38%	52%	44%	52%
Distribution gross margin	11%	13%	11%	11%
Wellness gross margin	29%	31%	29%	28%
Adjusted EBITDA (1)	$10,086	$11,008	20,820	$23,839
Cash and marketable securities (1) as at the period ended:	259,791	433,504	259,791	433,504
Working capital as at the period ended:	$247,041	$388,200	247,041	388,200

(1) Adjusted EBITDA, adjusted gross profit (excluding PPA step-up) and adjusted gross margin (excluding PPA step-up) for each of our segments, and cash and marketable securities are non-GAAP financial measures. See “Use of Non-GAAP Measures” above for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure.

Segment Reporting

Our reporting segments revenue is comprised of revenues from our cannabis, distribution, beverage alcohol, and wellness operations, as follows:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Cannabis business	$67,114	$49,898	$17,216	35%	$137,447	$108,468	$28,979	27%
Distribution business	67,223	60,188	7,035	12%	136,380	120,773	15,607	13%
Beverage alcohol business	46,505	21,395	25,110	117%	70,667	42,049	28,618	68%
Wellness business	12,929	12,655	274	2%	26,226	26,057	169	1%
Total net revenue	$193,771	$144,136	$49,635	34%	$370,720	$297,347	$73,373	25%

Our reporting segments revenue using a constant currency(1) are as follows:

	For the three months				For the six months
	ended November 30,				ended November 30,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Cannabis business	$67,361	$49,898	$17,463	35%	$138,750	$108,468	$30,282	28%
Distribution business	64,502	60,188	4,314	7%	131,454	120,773	10,681	9%
Beverage alcohol business	46,505	21,395	25,110	117%	70,667	42,049	28,618	68%
Wellness business	13,004	12,655	349	3%	26,463	26,057	406	2%
Total net revenue	$191,372	$144,136	$47,236	33%	$367,334	$297,347	$69,987	24%

Our geographic revenue is as follows:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
North America	$114,619	$76,211	$38,408	50%	$208,140	$158,403	$49,737	31%
EMEA	75,292	62,715	12,577	20%	154,996	128,756	26,240	20%
Rest of World	3,860	5,210	(1,350)	(26)%	7,584	10,188	(2,604)	(26)%
Total net revenue	$193,771	$144,136	$49,635	34%	$370,720	$297,347	$73,373	25%

Our geographic revenue using a constant currency(1) is as follows:

	For the three months				For the six months
	ended November 30,				ended November 30,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
North America	$115,429	$76,211	$39,218	51%	$210,643	$158,403	$52,240	33%
EMEA	70,129	62,715	7,414	12%	145,245	128,756	16,489	13%
Rest of World	5,814	5,210	604	12%	11,446	10,188	1,258	12%
Total net revenue	$191,372	$144,136	$47,236	33%	$367,334	$297,347	$69,987	24%

Our geographic capital assets are as follows:

	November 30,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2023	2023	2023 vs. 2022
North America	$506,151	$319,173	$186,978	59%
EMEA	105,325	107,131	(1,806)	(2)%
Rest of World	3,611	3,363	248	7%
Total capital assets	$615,087	$429,667	$185,420	43%

Cannabis revenue

Cannabis revenue based on market channel is as follows:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenue from Canadian medical cannabis	$6,288	$6,365	$(77)	(1)%	$12,430	$12,885	$(455)	(4)%
Revenue from Canadian adult-use cannabis	72,048	52,390	19,658	38%	143,243	110,745	32,498	29%
Revenue from wholesale cannabis	4,289	236	4,053	1,717%	9,584	628	8,956	1,426%
Revenue from international cannabis	11,931	7,705	4,226	55%	26,183	18,127	8,056	44%
Total cannabis revenue	94,556	66,696	27,860	42%	191,440	142,385	49,055	34%
Excise taxes	(27,442)	(16,798)	(10,644)	63%	(53,993)	(33,917)	(20,076)	59%
Total cannabis net revenue	$67,114	$49,898	$17,216	35%	$137,447	$108,468	$28,979	27%

Cannabis revenue based on market channel using a constant currency(1) is as follows:

	For the three months				For the six months
	ended November 30,				ended November 30,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenue from Canadian medical cannabis	$6,377	$6,365	$12	0%	$12,687	$12,885	$(198)	(2)%
Revenue from Canadian adult-use cannabis	73,021	52,390	20,631	39%	146,132	110,745	35,387	32%
Revenue from wholesale cannabis	4,338	236	4,102	1,738%	9,796	628	9,168	1,460%
Revenue from international cannabis	11,442	7,705	3,737	49%	25,219	18,127	7,092	39%
Total cannabis revenue	95,178	66,696	28,482	43%	193,834	142,385	51,449	36%
Excise taxes	(27,817)	(16,798)	(11,019)	66%	(55,084)	(33,917)	(21,167)	62%
Total cannabis net revenue	$67,361	$49,898	$17,463	35%	$138,750	$108,468	$30,282	28%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis: Revenue from Canadian medical cannabis decreased to $6.3 million and  $12.4 million for the three and six months ended November 30, 2023, compared to revenue of $6.4 million and $12.9 million for the prior year same period. On a constant currency basis revenue from Canadian medical cannabis was $6.4 million and $12.7 million for the three and six months ended November 30, 2023, compared to revenue of  $6.4 million and $12.9 million for the prior year same periods. While revenue was relatively consistent period over period and on a constant currency basis for the three month period, the six month slight decrease in revenue from medical cannabis continues to be driven by increased competition from the adult-use recreational market and its related price compression impacting the medical cannabis market.

Revenue from Canadian adult-use cannabis: During the three and six months ended November 30, 2023, our revenue from Canadian adult-use cannabis increased to $72.0 million and $143.2 million, compared to revenue of $52.4 million and $110.7 million and for the prior year same period. Further, the prior year revenue includes advisory fees in the amount of $7.9 million and $15.6 million for the three and six months ended November 30, 2022, compared to $nil and $1.5 million for the three and six months ended November 30, 2023. Excluding these advisory service fees, revenue increased by $27.4 million and $46.6 million for the three and six months ended November 30, 2023. The increase in adult-use revenue was driven by continuous launches of new product innovations from our existing brand portfolios as well as the increased revenue from the acquisition of HEXO on June 22, 2023, and Truss on August 3, 2023. Additionally, excluding the decline in the Canadian dollar, on a constant currency basis, our revenue from Canadian adult-use cannabis increased to $73.0 million and $146.1 million for the three and six months ended November 30, 2023.

Wholesale cannabis revenue: Revenue from wholesale cannabis increased to $4.3 million and $9.6 million for the three and six months ended November 30, 2023, compared to revenue of $0.2 million and $0.6 million for the prior year same period. On a constant currency basis, revenue from wholesale cannabis increased to $$4.3 million and $9.8 million for the three and six months ended November 30, 2023  compared to revenue of $0.2 million and $0.6 million. The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales. The wholesale transactions that occurred in the current year periods aided with our liquidity initiatives to increase our cash flow from operations despite having unfavorable impacts on our gross margin and EBITDA of $(0.2) million and $(2.9) million for the three and six months ended November 30, 2023.

International cannabis revenue: Revenue from international cannabis increased to $11.9 million and $26.2 million for the three and six months ended November 30, 2023, compared to revenue of $7.7 million and $18.1 million for the prior year same period. Given the increase of the Euro against the U.S. Dollar when compared to the prior year quarter, on a constant currency basis, revenue from international cannabis was $11.4 million and $25.2 million compared to $7.7 million and $18.1 million in the prior year same period for the three and six months ended November 30, 2023. The increase in the period is largely driven by expansion into emerging international medical markets. Additionally, in the prior period the Company recognized a one-time return adjustment of $3.1 million related to a former customer in Israel that commenced bankruptcy proceedings.

Distribution revenue

Revenue from Distribution operations increased to $67.2 million and $136.4 million for the three and six months ended November 30, 2023, compared to revenue of $60.2 million and $120.8 million for the prior year same period. Revenue was positively impacted during the three month period from the increase of the Euro against the U.S. Dollar in the quarter, which when the impacts are eliminated on a constant currency basis, revenue was $64.5 million and $131.5 million for the three and six months ended November 30, 2023. The increase in the period was driven by increased production capacity achieved through out-sourcing to third party production facilities as well as leveraging our own internal production and improved procurement processes, which has allowed CC Pharma to improve its product mix.

Beverage alcohol revenue

Revenue from our Beverage alcohol operations increased to $46.5 million and $70.7 million for the three and six months ended November 30, 2023, compared to revenue of $21.4 million and $42.0 million for the prior year same period. The increase in the three and six month periods relate primarily to our acquisitions of the newly acquired Craft Acquisition brands and Montauk which occurred on September 29, 2023 and November 7, 2022, respectively, and is not reflected in the full prior year comparative periods.

Wellness revenue

Our Wellness revenue from Manitoba Harvest was relatively consistent at $12.9 million and $26.2 million for the three and six months ended November 30, 2023 compared to $12.7 million and $26.1 million from the prior year same period. On a constant currency basis for the three and six months ended November 30, 2023, Wellness revenue increased to $13.0 million and $26.5 million from $12.7 and $26.1 million. Overall, sales remained relatively consistent period over period with the increase being driven by a promotional sale at a large bulk retailer.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

Our gross profit and gross margin for the three and six months ended November 30, 2023 and 2022, is as follows:

	For the three months				For the six months
(in thousands of U.S. dollars)	ended November 30,		Change	% Change	ended November 30,		Change	% Change
Cannabis	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Net revenue	67,114	49,898	17,216	35%	137,447	108,468	28,979	27%
Cost of goods sold	46,472	28,577	17,895	63%	96,989	57,438	39,551	69%
Gross profit	20,642	21,321	(679)	(3)%	40,458	51,030	(10,572)	(21)%
Gross margin	31%	43%	(12)%	(28)%	29%	47%	(18)%	(38)%
Purchase price accounting step-up	2,938	—	2,938	—	7,454	—	7,454	0%
Adjusted gross profit (1)	23,580	21,321	2,259	11%	47,912	51,030	(3,118)	(6)%
Adjusted gross margin (1)	35%	43%	(8)%	(19)%	35%	47%	(12)%	(26)%
Distribution
Net revenue	67,223	60,188	7,035	12%	136,380	120,773	15,607	13%
Cost of goods sold	60,147	52,495	7,652	15%	121,615	107,479	14,136	13%
Gross profit	7,076	7,693	(617)	(8)%	14,765	13,294	1,471	11%
Gross margin	11%	13%	(2)%	(15)%	11%	11%	0%	0%
Beverage alcohol
Net revenue	46,505	21,395	25,110	117%	70,667	42,049	28,618	68%
Cost of goods sold	30,513	11,420	19,093	167%	41,779	22,269	19,510	88%
Gross profit	15,992	9,975	6,017	60%	28,888	19,780	9,108	46%
Gross margin	34%	47%	(13)%	(28)%	41%	47%	(6)%	(13)%
Purchase price accounting step-up	1,763	1,107	656	59%	2,353	2,214	139	6%
Adjusted gross profit (1)	17,755	11,082	6,673	60%	31,241	21,994	9,247	42%
Adjusted gross margin (1)	38%	52%	(14%)	(27%)	44%	52%	(8%)	(15%)
Wellness
Net revenue	12,929	12,655	274	2%	26,226	26,057	169	1%
Cost of goods sold	9,230	8,762	468	5%	18,732	18,665	67	0%
Gross profit	3,699	3,893	(194)	(5)%	7,494	7,392	102	1%
Gross margin	29%	31%	(2)%	(6)%	29%	28%	1%	4%
Total
Net revenue	193,771	144,136	49,635	34%	370,720	297,347	73,373	25%
Cost of goods sold	146,362	101,254	45,108	45%	279,115	205,851	73,264	36%
Gross profit	47,409	42,882	4,527	11%	91,605	91,496	109	0%
Gross margin	24%	30%	(6)%	(20)%	25%	31%	(6)%	(19)%
Purchase price accounting step-up	4,701	1,107	3,594	325%	9,807	2,214	7,593	343%
Adjusted gross profit (1)	52,110	43,989	8,121	18%	101,412	93,710	7,702	8%
Adjusted gross margin (1)	27%	31%	(4)%	(13)%	27%	32%	(5)%	(16)%

(1)

Adjusted gross profit is our Gross profit (adjusted to exclude purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude purchase price accounting valuation step-up) and are non-GAAP financial measures. See “Use of Non-GAAP Measures” above for additional discussion regarding these non-GAAP measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. We do not consider adjusted gross profit and adjusted gross margin in isolation or as an alternative to financial measures determined in accordance with GAAP.

Cannabis gross margin: Gross margin decreased during the three and six months ended November 30, 2023 to 31% and 29% from 43% and 47% for the prior year same period. Excluding the impact of the non-cash fair value purchase price accounting step-up, adjusted gross margin during the three and six months ended November 30, 2023 decreased to 35% and 35% from 43% and 47% when comparing the same prior year period. A portion of the decrease is a result of the termination of the HEXO advisory services agreement which contributed $nil and $1.5 million of gross profit in the current year compared to $7.9 and $15.6 million in the prior year, which if excluded would decrease adjusted gross margin to 32% and 38% for the three and six months ended November 30, 2022. Further, in the prior year second quarter the Company's international cannabis revenue section recognized a one-time return that reduced our top line revenue as well as a one-time inventory disposals incurred as exit costs from Israel for a combined impact of reducing gross profit by $1.4 million. Lastly, significant wholesale transactions with negative gross profit of $(0.2) and $(2.9) million, were entered into to optimize our inventory levels and prioritize the generation of positive operating cash flow. Combining the aforementioned factors, adjusted gross cannabis margin would have been 37% and 38% compared 33% and 38% in the prior period comparative period.

Distribution gross margin: Gross margin of 11% and 11% for the three and six months ended November 30, 2023 decreased from 13% and 11% for the same periods in the prior year. While consistent for the six month period comparison, the decrease in the gross margin for the three month period is attributed to product mix.

Beverage alcohol gross margin: Gross margin of 34% and 41% for the three and six months ended November 30, 2023 decreased from 47% and 47% from the same period in the prior year. Adjusted gross margin of 38% and 44% for the three and six months ended November 30, 2023 decreased from 52% and 52% from the same periods in the prior year. The decrease in the adjusted beverage alcohol gross margin was a result of the newly acquired Craft Acquisition brands, which currently have lower margins than our historical business, primarily due to the current under utilization of the breweries we acquired.

Wellness gross margin: Gross margin of 29% and 29% for the three and six months ended November 30, 2023 decreased from 31% and 28% from the same period in the prior year. The decrease in the three month period was a result of a change in sales mix towards more bulk retail sales which have a lower margin. Wellness gross margin stayed consistent during the six month period.

Operating expenses

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
General and administrative	$43,313	$37,878	$5,435	14%	$83,829	$78,386	$5,443	7%
Selling	7,583	9,669	(2,086)	(22)%	14,442	19,340	(4,898)	(25)%
Amortization	21,917	23,995	(2,078)	(9)%	44,142	48,354	(4,212)	(9)%
Marketing and promotion	9,208	8,535	673	8%	17,743	15,783	1,960	12%
Research and development	56	165	(109)	(66)%	135	331	(196)	(59)%
Change in fair value of contingent consideration	300	—	300	0%	(10,807)	211	(11,018)	(5,222)%
Litigation costs, net of recoveries	3,042	2,815	227	8%	5,076	3,260	1,816	56%
Restructuring costs	2,655	8,064	(5,409)	(67)%	3,570	8,064	(4,494)	(56)%
Transaction (income) costs	1,094	3,552	(2,458)	(69)%	9,596	(9,264)	18,860	(204)%
Total operating expenses	$89,168	$94,673	$(5,505)	(6)%	$167,726	$164,465	$3,261	2%

Operating expenses are comprised of general and administrative, share-based compensation, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, impairments, litigation costs, net of recoveries, restructuring costs and transaction (income) costs. These costs decreased by ($5.5) and increased by $3.2 million to $89.2 and $167.7 million for the three and six months ended November 30, 2023 as compared to $94.7 and $164.5 million for the same period of the prior year. These changes period over period are described below.

General and administrative costs

During the three and six months ended November 30, 2023, the changes in general and administrative costs when compared to the prior year same periods are described as follows:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Executive compensation	$3,324	$3,050	$274	9%	$6,985	$6,605	$380	6%
Office and general	8,065	7,383	682	9%	16,233	13,212	3,021	23%
Salaries and wages	15,795	10,151	5,644	56%	28,909	24,786	4,123	17%
Stock-based compensation	8,201	10,943	(2,742)	(25)%	16,458	20,136	(3,678)	(18)%
Insurance	2,499	2,726	(227)	(8)%	6,348	5,429	919	17%
Professional fees	2,503	1,730	773	45%	4,002	4,220	(218)	(5)%
(Gain) loss on sale of capital assets	(23)	(64)	41	(64)%	(20)	13	(33)	(254)%
Travel and accommodation	1,374	1,219	155	13%	2,481	2,380	101	4%
Rent	1,575	740	835	113%	2,433	1,605	828	52%
Total general and administrative costs	$43,313	$37,878	$5,435	14%	$83,829	$78,386	$5,443	7%

Executive compensation increased by 9% and 6% in the three and six months ended November 30, 2023. Executive compensation has remained generally consistent period over period.

Office and general increased by 9% and 23% during the three and six months ended November 30, 2023. The increase for the three month period is a result of the acquisition of the newly acquired beverage alcohol business portfolio, Montauk and HEXO, which did not occur in the prior period.

Salaries and wages increased by 56% and 17% during the three and six months ended November 30, 2023. The increase is primarily due to the inclusion of newly acquired beverage alcohol business portfolio, Montauk and HEXO employees, which were not in the prior period.

The Company recognized stock-based compensation expense of $8.2 and $16.5 million for the three and six months ended November 30, 2023 compared to $10.9 and $20.1 million for the same period in the prior year. The balance is based on the time-based vesting schedules and varies according to the assumptions used in the vesting model. During the quarter, as a result of a change in the probability of achievement of stock price targets for certain grants issued in 2021, as well as an increased forfeiture rate, stock based compensation decreased period over period.

Insurance expenses decreased by 8% and increased by 17% for the three and six months ended November 30, 2023 to $2.5 and $6.3 million from $2.7 and $5.4 million for the same period in the prior year. The decrease for the three months ended November 30, 2023, was driven by the Company's decision to self-insure certain of its property risks. The increase for the six months ended November 30, 2023, was driven by the expanded polices required for our newly acquired beverage alcohol business portfolio, HEXO and Montauk entities.

Rent expenses increased by 113% and 52% for the three and six months ended November 30, 2023 to $1.6 and $2.4 million from $0.7 and $1.6 million for the same period in the prior year. This increase was driven by the expanded polices required for our newly acquired beverage alcohol business portfolio, HEXO and Montauk entities.

Selling costs

For the three and six months ended November 30, 2023, the Company incurred selling costs of $7.6 and $14.4 million or 3.9% and 3.9% of net revenue as compared to $9.7 and $19.3 million and 6.7% and 6.5% of net revenue in the prior year period. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products. The decrease in the three month period was related to the renegotiation of terms in one of our distributor relationships resulting in reduced variable fees. This impact was also emphasized in the three month period as a portion of our selling fees related to our Canadian adult-use cannabis with fixed components and did not increase with the increase in our revenue during the quarter.

Amortization

The Company incurred non-production related amortization charges of $21.9 and $44.1 million for the three and six months ended November 30, 2023 compared to $24.0 and $48.4 million in the prior year period. The decreased amortization in the period is a result of the reduced intangible asset levels, as a result of prior year impairments.

Marketing and promotion costs

For the three and six months ended November 30, 2023, the Company incurred marketing and promotion costs of $9.2 and $17.7 million as compared to $8.5 and $15.8 million for the prior year period. The increase is due to the acquisition of the newly acquired beverage alcohol business portfolio, HEXO and Montauk.

Research and development

Research and development costs were $0.1 and $0.1 million during the three and six months ended November 30, 2023 compared to $0.2 and $0.3 million in the prior year period. These relate to external costs associated with the development of new products.

Change in fair value of contingent consideration

The Company measures contingent consideration at fair value classified as Level 3, as discussed in Note 25 (Fair value measurements). The Company currently has three contingent consideration liabilities of $3.0 million, $13.3 million and $4.4 million for the Sweetwater, Montauk, and Truss acquisitions, respectively, as of November 30, 2023 compared to $16.2 million, $10.9 million and $nil respectively as of May 31, 2023. The decrease in fair value of $10.8 million was driven by the lowered probability of achieving the incentive targets, primarily relating to Sweetwater, which was offset by an increase related to the increased probability of achieving the contingent consideration from the Montauk acquisition as well as the newly acquired contingent consideration from the Truss acquisition.

Litigation

For the three and six months ended November 30, 2023, the Company recorded $3.0 and $5.1 million of litigation settlements costs, net of favorable recoveries, and the third party fees associated with defending these claims, compared to an expense of $2.8 and $3.3 million for the prior period comparative. The increase is related to period to period variability as litigation is non-recurring in nature.

Restructuring costs

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred non-recurring restructuring and exit costs associated with the integration efforts of these transactions. For the three and six months ended November 30, 2023, the Company incurred $2.7 and $3.6 million of restructuring costs compared to $8.1 and $8.1 million for the prior period comparative.

The Company approves detailed restructuring initiative plans at the executive level and recognizes these expenses in the period in which the plan has been committed to. The detailed breakdown of the restructuring plans in place, inclusive of their expected timeline for completion, for the three and six months ended November 30, 2023, is as follows:

HEXO Acquisition: Pursuant to our announced synergy program of $27 million in relation to the HEXO acquisition, we expect our HEXO restructuring plan to span the first 24 months following the acquisition. In the current six-month period, we recognized $1.2 million related to employee termination benefits in relation to the conversion of our Masson facility from cannabis to produce and the optimization of our Redecan facilities.

Truss Acquisition: In relation to the acquisition of Truss, the Company has decided to repurpose the facility for the production of non-cannabis beverages. The Company expects the timeline of completion of this program to be 18 months from date of acquisition. In the current six-month period, we recognized $1.6 million of restructuring charges related to the costs of exiting the facility until the new business has resumed.

Canadian Business Cost Reduction Plan: As referenced in our Canadian cannabis cost optimization plan for $30 million, the Company has committed to reducing costs, which was completed during the three months ended November 30, 2023.  In the current six-month period, we recognized $0.3 million of restructuring charges related to the relocation of our Broken Coast facility from Duncan to Nanaimo, BC, and the employee termination benefits associated with the transition of packaging finished goods to the Aphria One location.

Distribution Cost Optimization: The Company executed a cost optimization plan during the quarter to reduce costs within the distribution segment by $1.5 million annually. It is expected that this plan will be completed within the fiscal year, however the Company continues to evaluate this segment for further cost optimizations and production efficiencies. In the current six-month period, we recognized $0.5 million related to employee termination benefits in association with executing this plan.

For the prior period three and six months ended November 30, 2022, the Company recognized $8.1 and $8.1 million of restructuring charges. This was comprised of  $1.6 million of exit cost and $2.8 million for inventory adjustments from the termination of our producer partnership in Uruguay due to a breach of the underlying contract in our International cannabis business. Additionally, amounts related to the Tilray-Aphria Arrangement Agreement for the closure of our Canadian cannabis facility in Enniskillen of $1.5 million were incurred. The Company also incurred $2.2 million of write-offs from the exit of our medical device reprocessing business in our distribution reporting segment. These exit costs were non-recurring in nature and did not have on going impacts in the current year.

Transaction (income) costs

Transaction (income) costs, which  includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation. The three and six months ended November 30, 2023 decrease of 69% and 204% from the prior year period is related to the following items:

●

the current period included costs associated with completing the HEXO Acquisition on June 22, 2023, including, but not limited to, due diligence fees of $2.4 million, discretionary incentive compensation payments of $5.8 million, transaction income from the loan amendment agreement of $(6.0) million, and HEXO director and office runoff insurance of $5.1 million;

●	costs related to the acquisition of the beverage alcohol business portfolio;

●	refunds from outstanding government rebates of $(1.1) million claims not previously recognized as assets associated with the Aphria and Tilray Arrangement Agreement;

●

in the prior year period comparative, we recognized transaction income for a change in fair value of $(18.3) million on the HTI Share Consideration’s purchase price derivative as a result of an increase in our share price on the shares paid for the HEXO convertible note receivable in the previous year. This did not recur in the current period results.

Non-operating (expense) income, net

Non-operating (expense) income is comprised of:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Change in fair value of convertible debenture payable	$(3,894)	$(12,698)	$8,804	(69)%	$(6,041)	$(20,582)	$14,541	(71)%
Change in fair value of warrant liability	6,247	37	6,210	16,784%	(1,951)	1,585	(3,536)	(223)%
Foreign exchange (loss) gain	(1,024)	907	(1,931)	(213)%	5,243	(24,666)	29,909	(121)%
Loss on long-term investments	459	(596)	1,055	(177)%	350	(1,604)	1,954	(122)%
Other non-operating (losses) gains, net	(967)	(6,100)	5,133	(84)%	(1,182)	(6,175)	4,993	(81)%
Total non-operating income (expense)	$821	$(18,450)	$19,271	(104)%	$(3,581)	$(51,442)	$47,861	(93)%

For the three and six months ended November 30, 2023, the Company recognized a change in fair value of its convertible debentures payable of ($3.9) million and ($6.0) million compared to ($12.7) million and ($20.6) million in the prior year same periods. The change is driven primarily by the changes in the Company’s share price, the change in the trading price of the convertible debentures payable. Additionally, for the three and six months ended November 30, 2023, the Company recognized a change in fair value of its warrants, resulting in a gain of $6.2 million and a loss ($2.0) million compared to gains of $0.0 million and $1.6 million also as a result of the change in our share price and the exercise price of the instrument. For the three and six months ended November 30, 2023, the Company recognized a loss of ($1.0) million and a gain of $5.2 million, resulting from the changes in foreign exchange rates during the period, compared to a gain of $0.9 million and a loss of ($24.7) million for the prior year same periods, largely associated with the recovery of the Euro. Lastly, included in other non-operating (losses) gains, net for the three and six months ended November 30, 2023 was the downside protection share issuance relating to the HTI Note settlement, as described in Note 15 (Stockholders' equity) offset by a $1.1 million gain from the repurchase of the TLRY 23 convertible note.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net loss/net income before income taxes, net interest expense, depreciation and amortization, equity in net loss of equity-method investees, purchase price accounting step-up on inventory, stock-based compensation, restructuring costs, transaction (income) costs, litigation costs net of recoveries, change in fair value of contingent consideration, unrealized currency gains and losses and other adjustments.

We believe that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.

Historically, we have included lease expenses for leases that were treated differently under IFRS 16 and ASC 842 in the calculation of adjusted EBITDA, aiming to align our definition with industry peers reporting under IFRS. The decision to include these lease expenses in the Company's definition of adjusted EBITDA was based on our efforts to maintain comparability with peers. However, as the Company has continued to diversify, particularly with strategic acquisitions such as the newly acquired beverage alcohol business portfolio, this comparison is no longer relevant, accordingly, we are no longer including this adjustment.

Had the Company continued to include lease expenses that were treated differently under IFRS 16 and ASC 842 , the impact to adjusted EBITDA would have been $1.1 million and $1.8 million for the three and six months ended November 30, 2023. In comparison, under the previous reconciliation, the impact to adjusted EBITDA would have been $0.7 million and $1.4 million for the three and six months ended November 30, 2022.

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

For three and six months ended November 30, 2023, adjusted EBITDA decreased to $10.1 million and $20.8 million compared to $11.0 and $23.8 million from the prior year same period. The decrease was primarily driven by the aforementioned negative impacts to our cannabis gross margin.

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
Adjusted EBITDA reconciliation:	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Net loss	$(46,183)	$(61,635)	$15,452	(25)%	$(102,046)	$(127,429)	$25,383	(20)%
Income tax expense	(3,380)	(11,713)	8,333	(71)%	3,884	(4,502)	8,386	(186)%
Interest expense, net	8,625	3,107	5,518	178%	18,460	7,520	10,940	145%
Non-operating income (expense), net	(821)	18,450	(19,271)	(104)%	3,581	51,442	(47,861)	(93)%
Amortization	31,552	33,318	(1,766)	(5)%	62,341	67,387	(5,046)	(7)%
Stock-based compensation	8,201	10,943	(2,742)	(25)%	16,458	20,136	(3,678)	(18)%
Change in fair value of contingent consideration	300	—	300	0%	(10,807)	211	(11,018)	(5,222)%
Purchase price accounting step-up	4,701	1,107	3,594	325%	9,807	2,214	7,593	343%
Facility start-up and closure costs	300	3,000	(2,700)	(90)%	900	4,800	(3,900)	(81)%
Litigation costs, net of recoveries	3,042	2,815	227	8%	5,076	3,260	1,816	56%
Restructuring costs	2,655	8,064	(5,409)	(67)%	3,570	8,064	(4,494)	(56)%
Transaction (income) costs	1,094	3,552	(2,458)	(69)%	9,596	(9,264)	18,860	(204)%
Adjusted EBITDA	$10,086	$11,008	$(922)	(8)%	$20,820	$23,839	$(3,019)	(13)%

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA adjusts for the following:

●	Non-cash amortization expenses and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

●	Stock-based compensation expenses, a non-cash expense and are an important part of our compensation strategy;

●	Non-cash impairment charges, as the charges are not expected to be a recurring business activity;

●

Non-cash foreign exchange gains or losses, which accounts for the effect of both realized and unrealized foreign exchange transactions. Unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities;

●	Non-cash change in fair value of warrant liability;

●	Interest expense, net;

●	Costs incurred to start up new facilities, and to fund emerging market operations;

●

Transaction (income) costs, which includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation, which vary significantly by transaction and are excluded to evaluate ongoing operating results;

●	Restructuring charges;

●

Litigation costs, net of favorable recoveries and the third party fees associated with defending these claims, includes costs related to legacy and non-operational litigation matters, legal settlements and recoveries;

●	Amortization of purchase accounting fair value step-up in inventory value included in costs of goods sold; and

●	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted gross profit and adjusted gross margin are non-GAAP financial measures and may not be comparable to similar measures presented by other companies.  Adjusted gross profit is our Gross profit (adjusted to exclude purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude purchase price accounting valuation step-up) and are non-GAAP financial measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.  We do not consider adjusted gross profit and adjusted gross margin percentage in isolation or as an alternative to financial measures determined in accordance with GAAP.

Liquidity and Capital Resources

We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and complete acquisitions. We believe that existing cash, cash equivalents, marketable securities and cash generated by operations, together with access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs for a short and long term outlook.

For the Company's short-term liquidity requirements, we are focused on generating positive cash flows from operations and being free cash flow positive.  As a result of delays in legalization across multiple markets, management continues to optimize our operating structure, headcount, as well as the elimination of other discretionary operational costs. Some of these actions may be less accretive to our adjusted EBITDA in the short term, however we believe that they will be required for our liquidity aspirations in the near term future. Additionally, the Company continues to invest our excess cash in the short-term in marketable securities which are comprised of U.S. treasury bills and term deposits with major Canadian banks.

Subsequent to the period ended November 30, 2023, the Company exchanged $18.5 million principal of APHA 24 Notes prior to their maturity, demonstrating our commitment to optimizing our capital structure and enhancing financial flexibility. We intend to continue to opportunistically purchase or exchange additional APHA 24 Notes prior to their underlying maturity date in June 2024. We believe this demonstrates and reinforces our commitment to optimizing our capital structure and enhancing financial flexibility.

For the Company's long-term liquidity requirements, we will be focused on funding operations through profitable organic and inorganic growth through acquisitions. We may need to take on additional debt or equity financing arrangements in order to achieve these ambitions on a long-term basis.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months				For the six months
	ended November 30,		Change	% Change	ended November 30,		Change	% Change
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Net cash provided by (used in) operating activities	$(30,409)	$29,209	$(59,618)	(204)%	$(46,251)	$(17,060)	$(29,191)	171%
Net cash provided by (used in) investing activities	81,497	(271,398)	352,895	(130)%	55,207	(272,935)	328,142	(120)%
Net cash (used in) provided by financing activities	(85,366)	(57,256)	(28,110)	49%	(71,348)	66,364	(137,712)	(208)%
Effect on cash of foreign currency translation	95	(980)	1,075	(110)%	709	(2,060)	2,769	(134)%
Cash and cash equivalents, beginning of period	179,132	490,643	(311,511)	(63)%	206,632	415,909	(209,277)	(50)%
Cash and cash equivalents, end of period	$144,949	$190,218	$(45,269)	(24)%	$144,949	$190,218	$(45,269)	(24)%
Marketable securities	116,418	243,286	(126,868)	(52)%	116,418	243,286	(126,868)	(52)%
Less: restricted cash	(1,576)	-	(1,576)	0%	(1,576)	-	(1,576)	0%
Cash and marketable securities(1)	$259,791	$433,504	$(173,713)	(40)%	$259,791	$433,504	$(173,713)	(40)%

(1)

Cash and marketable securities are non-GAAP financial measures. See “Use of Non-GAAP Measures” above for additional discussion regarding these non-GAAP measures. The Company combines the Cash and cash equivalent financial statement line item, and the Marketable securities financial statement line item as an aggregate total as reconciled in the liquidity and capital resource section below. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its short-term liquidity position by combing these three GAAP metrics.

Cash flows from operating activities

The change in net cash provided by (used in) operating activities was ($30.4) million and ($46.3) million for three and six months ended November 30, 2023 compared to $29.2 million and ($17.1) million for the prior year same period. This increase in cash used in the three month period was primarily related to the settlement of pre-acquisition liabilities assumed from the HEXO acquisition. Additionally, the prior period included the cash collection of the $18.3 million purchase price derivative from HTI as noted in the transaction cost section above, which did not recur in the current year.

Cash flows from investing activities

The change in net cash provided by (used in) investing activities was $81.5 million and $55.2 million for three and six months ended November 30, 2023 compared to ($271.4) million and ($272.9) million for the prior year same period, and is a result of the sale of marketable securities in the current periods compared to investing in marketable securities in the prior periods as well as the cash used in the acquisition of various businesses, Note 7 (Business acquisitions).

Cash flows from financing activities

The change in cash (used in) provided by financing activities was ($85.4) million and ($71.3) million for three and six months ended November 30, 2023 compared to ($57.3) million and $66.4 million for the prior year same period. In the current period, cash was provided by funds from the overallotment of TLRY 27 Notes and other long term debt offset by the repurchase of convertible notes and long-term debt, while in the comparative period a larger amount of cash was provided by the ATM capital raise and smaller amounts of repurchased debt.

Subsequent Events

Refer to Part I, Financial Information, Note 27 Subsequent Events.

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

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting estimates that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, valuation of inventory, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023 during the six months ended November 30, 2023. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2023, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of our recently acquired businesses including: (i) HEXO Corp., acquired June 22, 2023;, (ii) Truss Beverage Co. acquired August 3, 2023; and (iii) the portfolio of craft beer brands, assets and businesses comprising eight beer and beverage brands, acquired on September 29, 2023. These acquired businesses represented 2.3%, 0.6% and 3.2% of our consolidated assets and 5.9%, 1.3%, and 3.2% of our consolidated net revenues respectively as of and for the six months ended November 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired HEXO Corp. on June 22, 2023, Truss Beverage Co., on August 3, 2023 and the eight beer and beverage brands on September 29, 2023. The Company is in the process of reviewing the internal control structure of HEXO Corp., Truss Beverage Co., and the eight beer and beverage brands and if necessary, will make appropriate changes as it integrates them into the Company’s overall internal control over financial reporting process.

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

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K, except with respect to the matters disclosed and incorporated herein by reference to Note 19 (Commitments and contingencies), in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. A summary of our risk factors is included below. Except for the below risk factors, there have been no material changes from the risk factors described in our Form 10-K.

●	We may not achieve the expected revenue or other benefits from the craft beer operations acquired.

●	We may experience difficulties integrating HEXO’s operations and realizing the expected benefits of the HEXO arrangement.

●

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

●	Our production and processing facilities are integral to our business and adverse changes or developments affecting our facilities may have an adverse impact on our business.

●	We face intense competition, and anticipate competition will increase, which could hurt our business.

●	Regulations constrain our ability to market and distribute our products in Canada.

●	United States regulations relating to hemp-derived CBD products are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

●	Changes in consumer preferences or public attitudes about alcohol could decrease demand for our beverage alcohol products.

●	SweetWater, Breckenridge and Montauk each face substantial competition in the beer industry or the broader market for alcoholic beverage products which could impact our business and financial results.

●	We have a limited operating history and a history of net losses, and we may not achieve or maintain profitability in the future.

●	We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.

●	Our strategic alliances and other third-party business relationships may not achieve the intended beneficial impact and expose us to risks.

●	We may not be able to successfully identify and execute future acquisitions, dispositions or other equity transactions or to successfully manage the impacts of such transactions on our operations.

●	We are subject to risks inherent in an agricultural business, including the risk of crop failure.

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

We may experience difficulties achieving the expected benefits, including revenue and sales growth, of acquiring certain craft beer operations (the “Craft Acquisition”).

  The Craft Acquisitions were completed on September 29, 2023. Efforts to achieve expected benefits of the Craft Acquisitions may require substantial resources and divert management attention. Challenges associated with achieving such benefits may include those related to sales and marketing efforts across our expanded product portfolio, operational efficiency and production optimization, and effectively integrating the Craft Acquisitions into Tilray. If we are unable to successfully integrate certain aspects of the operations of the Craft Acquisitions or experience delays, we may incur unanticipated liabilities and be unable to fully realize the potential benefit of the revenue growth, synergies and other anticipated benefits resulting from the arrangement, and our business, results of operations and financial condition could be adversely affected. Some of these factors are outside our control, and any of them could delay or increase the cost of our efforts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On September 12, 2023, Tilray repurchased $20,000 of its TLRY 23 Notes for cancellation by issuing 7,000,000 shares and paying $610 of cash to settle both principal and accrued interest. After cancellation, the outstanding principal balance of the TLRY 23 Notes was $107,331.

On September 29, 2023, Tilray issued 1,032,616 shares of its common stock to HTI Investments MA LLC pursuant to the terms of a $50.0 million convertible promissory note originally issued by Tilray to HTI on July 12, 2022 and which was settled at maturity on August 31, 2023 as previously disclosed.

On October 4, 2023, Tilray entered into an arrangement with MediPharm Labs Inc. (“MediPharm”) to acquire 100% ownership of 1000652011 Ontario Inc.. As consideration for such acquisition, Tilray issued 1,371,157 shares of its common stock to Medipharm.  On October 13, 2023, Tilray issued an additional 201,995 shares of its common stock to MediPharm to satisfy certain obligations under the acquisition arrangement.

Each of the foregoing issuances of Tilray’s common stock was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering. No underwriter participated in the offer and sale of the shares issued pursuant to the foregoing issuances, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. Additionally, each of the foregoing issuance of Tilray's common stock was reported on a Form 8-K filed by the Company with the U.S. Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

420 Credit Agreement

On January 5, 2024, the Company’s wholly-owned subsidiary, Four Twenty Corporation (the “Borrower”), entered into a Waiver (the “Waiver”) to that certain Credit Agreement dated as of June 30, 2023 (the “420 Credit Agreement”) by and among the Borrower, Bank of America, N.A., in its capacity as Administrative Agent (in such capacity, the “Administrative Agent”), and certain other guarantors and lenders thereto. The Waiver provides for a waiver of a potential event of default relating to the “Consolidated Leverage Ratio” financial covenant contained in the 420 Credit Agreement. The foregoing description of the Waiver does not purport to be complete and is qualified in its entirety by the full text of the Waiver, which is being filed as Exhibit 10.2 to this quarterly report on Form 10-Q for the quarter ended November 30, 2023.

Aphria Diamond Amended Supply Agreement

On January 5, 2024, Aphria Inc. (“Aphria”), a wholly-owned subsidiary of the Company, entered into an Amended and Restated Wholesale Cannabis Supply Agreement (the “Supply Agreement”) with 1974568 Ontario Limited (“Aphria Diamond”), Aphria’s joint venture with Double Diamond Holdings Ltd.

The Supply Agreement amends and restates the existing supply agreement, effective as of September 1, 2023, and amends certain terms relating to pricing and product classes. Pursuant to the Supply Agreement, Aphria will purchase cannabis products on a non-exclusive basis from Aphria Diamond grown at Aphria Diamond’s Leamington, Ontario cannabis cultivation facility (the “Aphria Diamond Facility”) and will supply Aphria Diamond with rooted cuttings to be used for cultivation of cannabis products at the Aphria Diamond Facility. Aphria Diamond agrees to exclusively supply cannabis products to Aphria, subject to limited exceptions to allocate un-utilized cultivation capacity at the Aphria Diamond Facility. The foregoing summary of the Supply Agreement does not purport to be complete and is qualified in its entirety by reference to the Supply Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Fourth Amended and Restated Certificate of Incorporation of Tilray Brands, Inc., dated as of November 30, 2023.

10.1*†	Fourth Amended and Restated Wholesale Cannabis Supply Agreement, dated as of January 5, 2024, by and between 1974568 Ontario Limited and Aphria Inc.

10.2*†	Waiver to Credit Agreement, dated as of January 5, 2024, by and between Four Twenty Corporation, Bank of America, N.A., and the Guarantors and Lenders party thereto.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith.

**       Furnished herewith.

†         Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tilray Brands, Inc.

Date: January 9, 2024	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: January 9, 2024	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer