Form 10-Q
period 2024-02-29
Tilray Brands, Inc.
filed 2024-04-09
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of April 05, 2024, the registrant had 774,028,558 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended February 29, 2024 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements  under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions or expectations regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; current or future macroeconomic trends; our expectations regarding regulatory developments; our expectations regarding any future tax developments; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	February 29,	May 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$146,253	$206,632
Marketable securities	79,605	241,897
Accounts receivable, net	89,542	86,227
Inventory	244,139	200,551
Prepaids and other current assets	43,034	37,722
Assets held for sale	28,638	—
Total current assets	631,211	773,029
Capital assets	578,783	429,667
Operating lease, right-of-use assets	17,453	5,941
Intangible assets	930,105	973,785
Goodwill	2,009,632	2,008,843
Interest in equity investees	—	4,576
Long-term investments	8,058	7,795
Convertible notes receivable	32,000	103,401
Other assets	5,614	222
Total assets	$4,212,856	$4,307,259
Liabilities
Current liabilities
Bank indebtedness	$15,029	$23,381
Accounts payable and accrued liabilities	209,763	190,682
Contingent consideration	—	16,218
Warrant liability	3,182	1,817
Current portion of lease liabilities	5,424	2,423
Current portion of long-term debt	12,351	24,080
Current portion of convertible debentures payable	83,351	174,378
Total current liabilities	329,100	432,979
Long - term liabilities
Contingent consideration	14,000	10,889
Lease liabilities	73,228	7,936
Long-term debt	165,648	136,889
Convertible debentures payable	126,587	221,044
Deferred tax liabilities, net	161,042	167,364
Other liabilities	210	215
Total liabilities	869,815	977,316
Commitments and contingencies (refer to Note 19)
Stockholders' equity
Common stock ($0.0001 par value; 1,198,000,000 common shares authorized; 774,028,053 and 656,655,455 common shares issued and outstanding, respectively)	77	66
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Additional paid-in capital	6,030,709	5,777,743
Accumulated other comprehensive loss	(43,187)	(46,610)
Accumulated Deficit	(2,628,741)	(2,415,507)
Total Tilray Brands, Inc. stockholders' equity	3,358,858	3,315,692
Non-controlling interests	(15,817)	14,251
Total stockholders' equity	3,343,041	3,329,943
Total liabilities and stockholders' equity	$4,212,856	$4,307,259

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net revenue	$188,340	$145,589	$559,060	$442,936
Cost of goods sold	138,944	157,288	418,059	363,139
Gross profit (loss)	49,396	(11,699)	141,001	79,797
Operating expenses:
General and administrative	39,940	38,999	123,769	117,385
Selling	9,995	6,452	24,437	25,792
Amortization	21,558	23,518	65,700	71,872
Marketing and promotion	11,191	7,354	28,934	23,137
Research and development	106	171	241	502
Change in fair value of contingent consideration	(5,983)	352	(16,790)	563
Impairments	—	934,000	—	934,000
Other than temporary change in fair value of convertible notes receivable	42,681	181,376	42,681	181,376
Litigation costs, net of recoveries	3,363	(5,230)	8,439	(1,970)
Restructuring costs	5,178	2,663	8,748	10,727
Transaction costs (income)	3,465	5,382	13,061	(3,882)
Total operating expenses	131,494	1,195,037	299,220	1,359,502
Operating loss	(82,098)	(1,206,736)	(158,219)	(1,279,705)
Interest expense, net	(8,517)	(1,040)	(26,977)	(8,560)
Non-operating income (expense), net	(17,239)	1,213	(20,820)	(50,229)
Loss before income taxes	(107,854)	(1,206,563)	(206,016)	(1,338,494)
Income tax (recovery) expense	(2,871)	(10,811)	1,013	(15,313)
Net loss	$(104,983)	$(1,195,752)	$(207,029)	$(1,323,181)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(92,701)	(1,170,998)	(213,234)	(1,313,943)
Non-controlling interests	(12,282)	(24,754)	6,205	(9,238)
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	(4,696)	6,390	3,716	(78,499)
Unrealized gain (loss) on convertible notes receivable	—	95,345	—	75,177
Total other comprehensive gain (loss), net of tax	(4,696)	101,735	3,716	(3,322)
Comprehensive loss	$(109,679)	$(1,094,017)	$(203,313)	$(1,326,503)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(97,521)	(1,092,491)	(209,811)	(1,336,127)
Non-controlling interests	(12,158)	(1,526)	6,498	9,624
Weighted average number of common shares - basic	754,439,331	615,534,670	725,346,952	597,829,714
Weighted average number of common shares - diluted	754,439,331	615,534,670	725,346,952	597,829,714
Net loss per share - basic	$(0.12)	$(1.90)	$(0.29)	$(2.20)
Net loss per share - diluted	$(0.12)	$(1.90)	$(0.29)	$(2.20)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

				Accumulated
	Number of		Additional	other		Non-
	common	Common	paid-in	comprehensive	Accumulated	controlling
	shares	stock	capital	loss	Deficit	interests	Total
Balance at May 31, 2022	532,674,887	$53	$5,382,367	$(20,764)	$(962,851)	$42,561	$4,441,366
Share issuance - equity financing	32,481,149	3	129,590	—	—	—	129,593
Shares issued to purchase HEXO convertible note receivable	33,314,412	3	107,269	—	—	—	107,272
HTI Convertible Note - conversion feature	—	—	9,055	—	—	—	9,055
Share issuance - Double Diamond Holdings dividend settlement	1,529,821	1	5,063	—	—	—	5,064
Share issuance - options exercised	3,777	—	—	—	—	—	—
Share issuance - RSUs exercised	950,893	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(1,189)	—	—	—	(1,189)
Stock-based compensation	—	—	9,193	—	—	—	9,193
Dividends declared to non-controlling interests	—	—	—	—	—	(8,561)	(8,561)
Comprehensive income (loss) for the period	—	—	—	(58,968)	(73,482)	3,839	(128,611)
Balance at August 31, 2022	600,954,939	60	5,641,348	(79,732)	(1,036,333)	37,839	4,563,182
Shares issued to purchase Montauk	1,708,521	—	6,422	—	—	—	6,422
Share issuance - options exercised	4,183	—	—	—	—	—	—
Share issuance - RSUs exercised	237,611	—	—	—	—	—	—
Stock-based compensation		—	10,943	—	—	—	10,943
Share issuance - Double Diamond Holdings dividend settlement	10,276,305	1	38,753	—	—	(32,280)	6,474
Comprehensive income (loss) for the period		—	—	(41,723)	(69,463)	7,311	(103,875)
Balance at November 30, 2022	613,181,559	61	5,697,466	(121,455)	(1,105,796)	12,870	4,483,146
Share issuance - RSUs exercised	487,192	—	—	—	—	—	—
Stock-based compensation	—	—	9,630	—	—	—	9,630
Share issuance - Double Diamond Holdings dividend settlement	4,188,280	1	15,912	—	—	(8,235)	7,678
Preferred share issuance	120,000	—	334	—	—	—	334
Comprehensive income (loss) for the period	—	—	—	78,507	(1,170,998)	(1,526)	(1,094,017)
Balance at February 28, 2023	617,977,031	$62	$5,723,342	$(42,948)	$(2,276,794)	$3,109	$3,406,771

Balance at May 31, 2023	656,655,455	$66	$5,777,743	$(46,610)	$(2,415,507)	$14,251	$3,329,943
Share issuance - HEXO acquisition	39,705,962	4	65,158	—	—	—	65,162
Share issuance - settlement of contractual change of control severance incurred from HEXO acquisition	865,426	—	1,500	—	—	—	1,500
Share issuance - Double Diamond Holdings dividend settlement	5,004,735	—	8,146	—	—	—	8,146
Share issuance - HTI convertible note	17,148,541	2	49,998				50,000
Share issuance - RSUs exercised	3,912,481	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(4,860)	—	—	—	(4,860)
Equity component related to issuance of convertible debt, net of issuance costs	—	—	3,953	—	—	—	3,953
Stock-based compensation	—	—	8,257	—	—	—	8,257
Dividends declared to non-controlling interests	—	—	—	—	—	(7,891)	(7,891)
Comprehensive income (loss) for the period	—	—	—	3,049	(71,525)	15,822	(52,654)
Balance at August 31, 2023	723,292,600	72	5,909,895	(43,561)	(2,487,032)	22,182	3,401,556
Share issuance - HTI convertible note	1,032,616	—	2,313	—	—	—	2,313
Share issuance - Settlement of litigation claims from MediPharm Labs Inc	1,573,152	—	3,477	—	—	—	3,477
Share issuance - Repurchase of TLRY 23 convertible note	7,000,000	1	20,457	—	—	—	20,458
Share issuance - Settlement of equity component of TLRY 23 convertible note	—	—	(1,672)	—	—	—	(1,672)
Share issuance - RSUs exercised	9,184	—	—	—	—	—	—
Stock-based compensation	—	—	8,201	—	—	—	8,201
Comprehensive income (loss) for the period	—	—	—	5,194	(49,008)	2,834	(40,980)
Balance at November 30, 2023	732,907,552	73	5,942,671	(38,367)	(2,536,040)	25,016	3,393,353
Share issuance - Repurchase of APHA 24 convertible note	27,228,252	3	51,380	—	—	—	51,383
Share issuance - Double Diamond Holdings dividend settlement	13,627,391	1	28,599	—	—	(26,217)	2,383
Share issuance - RSUs exercised	260,567	—	—	—	—	—	—
Share issuance - options exercised	4,291	—	—	—	—	—	—
Stock-based compensation	—	—	8,059	—	—	—	8,059
Dividends declared to non-controlling interests	—	—	—	—	—	(2,458)	(2,458)
Comprehensive income (loss) for the period	—	—	—	(4,820)	(92,701)	(12,158)	(109,679)
Balance at February 29, 2024	774,028,053	$77	$6,030,709	$(43,187)	$(2,628,741)	$(15,817)	$3,343,041

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the nine months ended
	February 29,	February 28,
	2024	2023
Cash used in operating activities:
Net loss	$(207,029)	$(1,323,181)
Adjustments for:
Deferred income tax recovery	(7,399)	(29,537)
Unrealized foreign exchange (gain) loss	(6,622)	13,711
Amortization	95,183	101,156
Accretion of convertible debt discount	11,463	7,941
Inventory valuation write down	—	55,000
Impairments	—	934,000
Other than temporary change in fair value of convertible notes receivable	42,681	181,376
Other non-cash items	13,297	4,990
Stock-based compensation	24,517	29,766
(Gain) loss on long-term investments & equity investments	4,255	2,843
Loss on derivative instruments	13,717	13,534
Change in fair value of contingent consideration	(16,790)	563
Change in non-cash working capital:
Accounts receivable	5,578	18,053
Prepaids and other current assets	1,148	(32,680)
Inventory	(4,629)	(11,808)
Accounts payable and accrued liabilities	(30,982)	(1,419)
Net cash used in operating activities	(61,612)	(35,692)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(19,539)	(8,394)
Proceeds from disposal of capital and intangible assets	1,166	2,175
Disposal (purchase) of marketable securities, net	162,292	(243,186)
Business acquisitions, net of cash acquired	(60,626)	(28,122)
Net cash provided by (used in) investing activities	83,293	(277,527)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	—	129,593
Shares effectively repurchased for employee withholding tax	—	(1,189)
Proceeds from long-term debt	32,621	1,288
Repayment of long-term debt	(17,978)	(64,658)
Proceeds from convertible debt	21,553	—
Repayment of convertible debt	(107,330)	—
Repayment of lease liabilities	(2,771)	(1,114)
Net increase (decrease) in bank indebtedness	(8,352)	2
Net cash provided by (used in) financing activities	(82,257)	63,922
Effect of foreign exchange on cash and cash equivalents	197	(1,615)
Net decrease in cash and cash equivalents	(60,379)	(250,912)
Cash and cash equivalents, beginning of period	206,632	415,909
Cash and cash equivalents, end of period	$146,253	$164,997

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation and summary of significant accounting policies

The accompanying unaudited condensed interim consolidated financial statements (the “financial statements”) reflect the accounts of the Company for the quarterly period ended February 29, 2024. The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements (the “Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2023 (the “Annual Report”). These unaudited condensed interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

All amounts in the unaudited condensed interim consolidated financial statements, notes and tables have been rounded to the nearest thousand, except par values and per share amounts, and unless otherwise indicated.

Certain items of the comparative figures have been changed to conform to the presentation adopted in the current period.

Basis of consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of all subsidiaries are included in the condensed interim consolidated financial statements from the date that control commences until the date that control ceases. All intercompany balances and transactions have been eliminated on consolidation. A complete list of our subsidiaries that existed as of our most recent fiscal year end is included in the Annual Report, except for the entities acquired within Note 7 (Business acquisitions) during the nine months ended February 29, 2024.

Marketable securities

We classify term deposits and other investments that have maturities of greater than three months but less than one year as marketable securities. The fair value of marketable securities is based on quoted market prices for publicly traded securities. Marketable securities are carried at fair value with changes in fair value recorded in the statement of net loss and comprehensive loss within the line “Non-operating income (expense), net”.

Restricted cash

We classify cash that is legally or contractually restricted as to withdrawal or usage as restricted cash. As of February 29, 2024, and May 31, 2023, the Company reported $nil restricted cash. During the six months ended November 31, 2023, the Company acquired $1,656 of restricted cash related to letters of credit and collateral from the acquisition of HEXO Corp. as described in Note 7 (Business acquisitions). During the three months ended February 29, 2024, all of the restricted cash was released and transferred to cash and cash equivalents.

Assets held for sale

We classify capital assets that are available for immediate sale in their present condition, which the Company has approved the action or plan to sell, and the sales is probable within one year, as assets held for sale. As of February 29, 2024, the Company reported $28,638 assets held for sale related to the Kirkland lake property, the Quebec cultivation facility and the Fort Collins facility, see Note 3 (Capital assets). Assets held for sale are to be measured at the lower of carrying amount and the fair value less costs to sell. Disposition of assets held for sale are recorded in the statement of net loss and comprehensive loss, within the line, “Non-operating income (expense)”.

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

Long-term investments

Investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence are classified as an equity investment and accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of an individual equity investment is less than its carrying value. Changes in value are recorded in the statement of net loss and comprehensive loss, within the line, “Non-operating income (expense), net”.

Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments on the consolidated statements of loss and comprehensive loss. Equity method investments are recorded at cost, adjusted for the Company’s share of undistributed earnings or losses, and impairment, if any, within “Interest in equity investees” on the balance sheets. The Company assesses investments in equity method investments when events or circumstances indicate that the carrying amount of the investment may be impaired. If it is determined that the current fair value of an equity method investment is less than the carrying value of the investment, the Company will assess if the shortfall is other than temporary (OTTI). Evidence of a loss in value might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or inability of the equity investee to sustain an earnings capacity that would justify the carrying amount of the investment. Once a determination is made that an OTTI exists, the investment is written down to its fair value in accordance with ASC 820 Fair Value Measurement at the reporting date, which establishes a new cost basis.

Convertible notes receivable

Convertible notes receivable includes various investments in which the Company has the right, or potential right to convert the indenture into common stock of the investee and are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders' equity until realized. We use judgement to assess convertible notes receivables for impairment at each measurement date. Convertible notes receivables are impaired when a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statements of loss and comprehensive loss and a new cost basis for the investment is established. We also evaluate whether there is a plan to sell the security, or it is more likely than not that we will be required to sell the security before recovery. If neither of the conditions exist, then only the portion of the impairment loss attributable to credit loss is recorded in the statements of loss and the remaining amount is recorded in other comprehensive income (loss).

Revenue

Revenue is recognized when the control of the promised goods or services, through performance obligation, is transferred or provided to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligations.

Excise taxes remitted to tax authorities are government-imposed excise taxes on cannabis and beer. Excise taxes are recorded as a reduction of sales in net revenue in the consolidated statements of loss and comprehensive loss and recognized as a current liability within accounts payable and accrued liabilities on the consolidated balance sheets, with the liability subsequently reduced when the taxes are remitted to the tax authority.

In addition, amounts disclosed as net revenue are net of excise taxes, sales tax, duty tax, allowances, discounts and rebates.

In determining the transaction price for the sale of goods or services, the Company considers the effects of variable consideration and the existence of significant financing components, if any.

We may enter into certain contracts for the sale of goods or services, which provide customers with rights of return, volume discounts, bonuses for volume/quality achievement, and/or sales allowances. In addition, the Company may provide in certain circumstances, a retrospective price reduction to a customer based primarily on inventory movement. The inclusion of these items may give rise to variable consideration. The Company uses the expected value method to estimate the variable consideration because this method provides the most accurate estimation of the amount of variable consideration to which the Company will be entitled. The Company uses historical evidence, current information and forecasts to estimate the variable consideration. The Company reduces revenue and recognizes a contract liability, recorded in accounts receivable, net, equal to the amount expected to be refunded to the customer in the form of a future rebate or credit for a retrospective price reduction, representing its obligation to return the customer’s consideration. The estimate is updated at each reporting period date.

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

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three and nine months ended  February 29, 2024 and  February 28, 2023, the dilutive potential common share equivalents outstanding consisted of the following: 20,652,315 and 16,431,876 common shares from RSUs, 5,744,302 and 4,660,046 common shares from share options, 6,209,000 and 6,209,000 common shares for warrants and 72,653,364 and 36,388,651 common shares for convertible debentures, respectively.

New accounting pronouncements not yet adopted

In August 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-05, Business Combination - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement (“ASU 2023-05”), which is intended to address the accounting for contributions made to a joint venture. ASU 2023-05 is effective for the Company beginning June 1, 2026. This update will be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

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

Note 2. Inventory

Inventory consisted of the following:

	February 29,	May 31,
	2024	2023
Beverage alcohol inventory	$47,606	$27,837
Plants	18,623	10,884
Dried cannabis	102,043	89,801
Cannabis trim	—	322
Cannabis derivatives	4,385	9,229
Cannabis vapes	5,250	1,173
Packaging and other inventory items	21,782	19,997
Distribution inventory	33,466	30,144
Wellness inventory	10,984	11,164
Total	$244,139	$200,551

Note 3. Capital assets

Capital assets consisted of the following:

	February 29,	May 31,
	2024	2023
Land	$45,681	$30,635
Production facility	388,234	344,627
Equipment	253,422	185,422
Leasehold improvement	9,379	7,753
Finance lease, right-of-use assets	56,225	—
Construction in progress	10,907	8,048
	$763,848	$576,485
Less: accumulated amortization	(185,065)	(146,818)
Total	$578,783	$429,667

Assets held for sale consisted of the following:

	February 29,	May 31,
	2024	2023
Land	$1,380	$—
Production facility	20,821	—
Equipment	6,437	—
	$28,638	$—

On June 22, 2023, the Company acquired HEXO and recognized the Kirkland lake property as held for sale on the acquisition date, see Note 7 (Business combinations). It is expected that the sale of the property will close during the fiscal year ended May 31, 2024.

During the three months ended February 29, 2024, the Company classified its Quebec cultivation facility and the Fort Collins extraction facility as held for sale. Through the assessment of facility capacity utilization, it was determined that these facilities would be exited and held for sale. It is expected that the sale of these assets will be completed within twelve months from the period ended February 29, 2024.

 Note 4. Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		February 29,	May 31,
	Classification on Balance Sheet	2024	2023
Assets
Finance lease, right-of-use assets	Capital assets	$56,225	$—
Operating lease, right-of-use assets	Operating lease, right-of-use assets	17,453	5,941
Total right-of-use asset		$73,678	$5,941
Liabilities
Current:
Current portion of finance lease liabilities	Current portion of lease liabilities	$1,370	$—
Current portion of operating lease liabilities	Current portion of lease liabilities	4,054	2,423
Non-current:
Finance lease liabilities	Lease liabilities	55,674	—
Operating lease liabilities	Lease liabilities	17,554	7,936
Total lease liabilities		$78,652	$10,359

The following table presents the future undiscounted payment associated with lease liabilities as of February 29, 2024:

	Operating	Finance
	leases	leases
2024	$1,635	$1,261
2025	5,715	5,043
2026	5,361	5,043
2027	4,768	5,043
Thereafter	10,161	85,336
Total minimum lease payments	$27,640	$101,726
Imputed interest	(6,032)	(44,682)
Obligations recognized	$21,608	$57,044

Note 5. Intangible Assets

Intangible assets consisted of the following items:

	February 29,	May 31,
	2024	2023
Customer relationships & distribution channel	$617,143	$614,062
Licenses, permits & applications	368,649	366,793
Non-compete agreements	12,422	12,394
Intellectual property, trademarks, knowhow & brands	594,441	583,468
	1,592,655	$1,576,717
Less: accumulated amortization	(246,706)	(187,088)
Less: impairments	(415,844)	(415,844)
Total	$930,105	$973,785

Included in licenses, permits & applications was $182,851 of indefinite-lived intangible assets as of February 29, 2024, compared to $181,093 as of May 31, 2023.

Expected future amortization expense for intangible assets as of  February 29, 2024 are as follows:

Amortization
2024 (remaining three months)	$18,359
2025	73,439
2026	73,439
2027	73,439
2028	73,439
Thereafter	435,139
Total	$747,254

Note 6. Goodwill

The following table shows the carrying amount of goodwill by reporting units:

	February 29,	May 31,
Reporting Unit	2024	2023
Cannabis	$2,640,669	$2,640,669
Distribution	4,458	4,458
Beverage alcohol	120,802	120,802
Wellness	77,470	77,470
Effect of foreign exchange	8,664	7,875
Impairments	(842,431)	(842,431)
Total	$2,009,632	$2,008,843

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

The table below summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date.

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

In the event that the Montauk acquisition had occurred on June 1, 2022, the Company would have had additional net revenue of approximately $3,100 and $12,100 for the three and nine months ended February 28, 2023, respectively, and its consolidated net loss and comprehensive net loss would have increased by approximately $600 and $1,100 for the three and nine months ended February 28, 2023, respectively, primarily as a result of amortization of the intangible assets acquired. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Montauk.

Acquisition of HEXO Corp.

On June 22, 2023, Tilray acquired HEXO, a cannabis company in Canada (the “HEXO Acquisition”) for the purpose of expanding the Company’s revenue base, production capabilities around certain form factors and growth opportunities with the Redecan brand. In consideration for the HEXO Acquisition, the Company paid a total purchase price equivalent of $93,882, which consisted of stock consideration of $63,927, settlement of convertible notes receivable of $28,720, the fair value of HEXO stock-based compensation of $1,188 and the assumption of warrants of $47. In connection with the HEXO Acquisition, each outstanding HEXO common share was exchanged for 0.4352 of a share of Tilray common stock and each outstanding HEXO preferred share was exchanged for 0.7805 of a share of Tilray common stock. In the aggregate, the Company issued 39,705,962 shares of Tilray common stock, at a share price of $1.61 per share, in connection with the HEXO Acquisition. The Company intends to sell HEXO's Kirkland lake property and the Quebec cultivation facility, and has recorded the value of the associated capital assets as assets held for sale, see Note 3 (Capital assets).

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed for the HEXO Acquisition at the acquisition date as follows:

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

In the event the HEXO Acquisition had occurred on June 1, 2022, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil and $7,000 for the three and nine months ended February 29, 2024, respectively, and $15,000 and $55,000 for the three and nine months ended February 28, 2023, respectively, and its net loss and comprehensive net loss would have increased by approximately $nil and $1,800 for the three and nine months period ended February 29, 2024, respectively, and $25,000 and $85,000 for the three and nine months period ended February 28, 2023, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of HEXO.

Acquisition of Truss Beverage Co.

On August 3, 2023, Tilray acquired the remaining 57.5% equity interest in Truss Beverage Co. ("Truss"), a cannabis beverage company, from Molson Coors Canada ("Molson").  This purchase represents the equity portion of Truss that had not been previously acquired as part of the HEXO Acquisition. The consideration paid by Tilray consisted of $74 (CAD$100) in cash and contingent consideration fair valued at $4,181. During the three months ended February 29, 2024, the contingent consideration liability was settled in exchange for a final payment equal to $760 with the resultant gain of $3,683 recorded in change in fair value of contingent consideration, offset by $262 of foreign exchange. Tilray initially planned to divest Truss' assets and recorded the value of the associated capital assets and lease obligations as an asset held for sale. During the quarter ended November 30, 2023, due to a change in circumstance in the Company's ability to sell these assets, they were subsequently reclassified as capital assets as the Company has made alternative plans for their utilization. The asset was then remeasured at the lower of its carrying amount before being classified as held for sale less the amortization that would have occurred and the fair value on the date the decision not to proceed with a sale was made. Changes in the carrying amount were recorded in the consolidated statement of net loss and comprehensive loss as amortization in cost of goods sold.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the acquisition date as follows:

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

In the event that the Truss acquisition had occurred on June 1, 2022 the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil and $3,000 for the three and nine months ended February 29, 2024, respectively, and $4,600 and $10,900 for the three and nine months period ended February 28, 2023, respectively, and its consolidated net loss and comprehensive net loss would have increased by approximately $nil and $700 for the three and nine months ended February 29, 2024, respectively, and $600 and $1,800 for the three and nine months period ended February 28, 2023, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Truss.

Acquisition of Craft Beverage Business Portfolio

On September 29, 2023, Tilray acquired a portfolio of craft brands, assets and businesses comprising eight beer and beverage brands from Anheuser-Busch Companies, LLC, ("AB") including breweries and brewpubs associated with them (the “Craft Acquisition”). The acquired businesses/brands include Shock Top, Breckenridge Brewery, Blue Point Brewing Company, 10 Barrel Brewing Company, Redhook Brewery, Widmer Brothers Brewing, Square Mile Cider Company, and HiBall Energy. The Company paid a total purchase price equivalent of $83,658 in cash, net of a preliminary working capital adjustment at closing of $1,342, which is subject to a final working capital adjustment. As described in Note 12 (Long-term debt), $20,000 was borrowed under the ABC Group Delayed Draw Term Loan Agreement to fund part of the purchase price paid for the Craft Acquisition.

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

In the event that the Craft Acquisition had occurred on June 1, 2022, the Company would have had, on an unaudited proforma basis, additional revenue of approximately $nil and $55,000 for the three and nine months ended February 29, 2024, respectively, and $33,000 and $118,000 for the three and nine months period ended February 28, 2023, respectively, and its net loss and comprehensive net loss would have increased by approximately $nil and $5,000 for the three and nine months ended February 29, 2024, respectively, and $3,500 and $4,400 for the three and nine months period ended February 28, 2023, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition.

Note 8. Convertible notes receivable

Convertible notes receivable is comprised of the following:

	February 29,	May 31,
	2024	2023
HEXO Convertible Note	$—	$28,720
MedMen Convertible Note	32,000	74,681
Total convertible notes receivable	32,000	103,401
Deduct - current portion	—	—
Total convertible notes receivable, non current portion	$32,000	$103,401

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

During the three months ended February 29, 2024, the Company recognized an other-than-temporary change in fair value, which resulted in a non-cash expense of $42,681. The MedMen Convertible Note was valued based upon the fair value of the collateral assets net of disposal costs and has been reduced to reflect recent events, including the appointment of a chief restructuring officer on January 23, 2024 and pending asset sales. In the prior year, the Company used the Black-Scholes model using the following assumptions: the risk-free rate of 3.50%; expected life of the convertible note; volatility of 70% based on comparable companies; forfeiture rate of nil; dividend yield of nil; probability of legalization between 0% and 60%; and, the exercise price of the respective conversion feature.

The Company did not derive any revenue or cash from MedMen's operations, and fully complies with all limitations imposed by applicable U.S. law and regulations in connection with its ownership of the MedMen Convertible Note. In addition, the Company did not recognize any interest income on the MedMen Convertible Note for the three and nine months ended February 29, 2024, which would have increased its value.

Note 9. Long term investments

Long term investments consisted of the following:

	February 29,	May 31,
	2024	2023
Equity investments measured at fair value	$2,558	$2,144
Equity investments under measurement alternative	5,500	5,651
Total	$8,058	$7,795

Note 10. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of February 29, 2024, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit for €7,000 and €500 each, which bear interest at Euro Short-Term Rate ("ESTR") plus 2.50% and Euro Interbank Offered Rate ("EURIBOR") plus 4.00%, respectively. As of February 29, 2024, a total of €7,434 ($8,029) was drawn down from the available credit of €7,500. The operating line of credit for €7,000 is secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn facility and underlying real property. The operating line of credit for €500 is unsecured.

American Beverage Crafts Group Inc. ("ABC Group"), formerly known as Four Twenty Corporation, a subsidiary of the Company, has a revolving credit facility of $30,000, which bears interest at SOFR plus an applicable margin. As of February 29, 2024, the Company has drawn $7,000 on the revolving line of credit. The revolving credit facility is secured by ABC Group's assets and includes a corporate guarantee by a subsidiary of the Company.

Note 11. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	February 29,	May 31,
	2024	2023
Trade payables	$90,163	$70,819
Accrued liabilities	70,744	48,394
Litigation accrual	25,153	25,000
Accrued payroll and employment related taxes	14,993	18,772
Income taxes payable	1,438	14,934
Accrued interest	3,202	8,102
Sales taxes payable	4,070	4,661
Total	$209,763	$190,682

Note 12. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	February 29,	May 31,
	2024	2023
Credit facility - C$66,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2025	$41,440	$45,260
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	10,541	10,959
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	12,765	13,092
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	288	346
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	2,122	2,104
Term loan ‐ €5,000 ‐ EURIBOR plus 2.15%, 5‐year term, repayable in quarterly installments of €250 plus interest, due in December 2023	—	803
Term loan ‐ €1,200 ‐ at 4.26%, 1‐year term, repayable in monthly installments of €100 plus interest, due in December 2023	—	755
Term loan ‐ €1,500 ‐ at 2.00%, 5‐year term, repayable in quarterly installments of €94 plus interest, due in April 2025	520	819
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	3,326	1,706
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 including interest, due in October 2030	20,225	20,863
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $1,750 due in June 2028	87,750	65,000
Carrying amount of long-term debt	178,977	161,707
Unamortized financing fees	(978)	(738)
Net carrying amount	177,999	160,969
Less principal portion included in current liabilities	(12,351)	(24,080)
Total noncurrent portion of long-term debt	$165,648	$136,889

During the quarter ended August 31, 2023, ABC Group, repaid its $100,000 term loan and entered  into a new secured credit agreement, which is comprised of: (i) a $70,000 term loan facility, bearing interest at SOFR plus an applicable margin and having a maturity date of June 30, 2028 (the "ABC Group Term Loan"), and (ii) a $20,000 delayed draw term loan facility, issued on the same terms as the $70,000 term loan facility (the "ABC Group Delayed Draw Term Loan" and, together with the ABC Group Term Loan the "ABC Group Secured Credit Agreement"). The ABC Group Term Loan was fully drawn on June 30, 2023. The ABC Group Delayed Draw Term Loan was fully drawn on September 29, 2023 to fund part of the purchase price for the Craft Acquisition as described in Note 7 (Business acquisitions). Under the terms of the ABC Group Secured Credit Agreement, the Company pledged all of ABC Group and its subsidiaries' assets and the related equity interests, and Tilray Brands, Inc. provided a limited guarantee, as well as requiring the lenders approval to transfer assets to Tilray Brands, Inc.

Note 13. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	February 29,	May 31,
	2024	2023
5.20% Convertible Notes ("TLRY 27")	$126,587	$100,476
HTI Convertible Note	—	47,834
5.25% Convertible Notes ("APHA 24")	83,351	120,568
5.00% Convertible Notes ("TLRY 23")	—	126,544
Total	209,938	395,422
Deduct - current portion	83,351	174,378
Total convertible debentures payable, non current portion	$126,587	$221,044

TLRY 27 Notes

	February 29,	May 31,
	2024	2023
5.20% Contractual debenture	$172,500	$150,000
Unamortized discount	(45,913)	(49,524)
Net carrying amount	$126,587	$100,476

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

During the three and nine months ended February 29, 2024, the Company recognized interest expense of $2,243 and $6,728 and accretion of amortized discount interest of $2,896 and $8,520. For the same periods in the prior year there was no interest or accretion of amortized discount.

HTI Convertible Note

	February 29,	May 31,
	2024	2023
4.00% Contractual debenture	$—	$50,000
Unamortized discount	—	(2,166)
Net carrying amount	$—	$47,834

On July 12, 2022, the Company issued a $50,000 convertible promissory note to HTI ("HTI Convertible Note"), bearing a 4% interest rate payable on a quarterly basis and having a maturity date of September 1, 2023. On August 31, 2023, the Company settled in full the HTI Convertible Note through the issuance of shares as described in Note 15 (Stockholders' equity).

APHA 24 Notes

	February 29,	May 31,
	2024	2023
5.25% Contractual debenture	$350,000	$350,000
Debt settlement	(263,970)	(213,260)
Fair value adjustment	(2,679)	(16,172)
Net carrying amount	$83,351	$120,568

The APHA 24 convertible debentures, were entered into in April 2019, in the principal amount of $350,000, bear interest at a rate of 5.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, and mature on June 1, 2024, unless earlier converted (the APHA 24 Notes"). The APHA 24 Notes are Tilray’s general unsecured obligations and rank senior in right of payment to all of Tilray’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of Tilray’s unsecured indebtedness that is not so subordinated, including TLRY 27 effectively junior in right of payment to any of Tilray’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of Tilray’s current or future subsidiaries.

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

The Company elected the fair value option under ASC 825 Financial Instruments for the APHA 24. The APHA 24 was initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss).

During the three months ended February 29, 2024, the Company exchanged the aggregate principal of $50,710 of APHA 24 Notes for cancellation by issuing 27,228,252 shares.

The overall change in fair value of APHA 24 during the nine months ended  February 29, 2024 decreased by $13,493, this was comprised of $12,352 of fair value changes and a foreign exchange loss of $1,141.

There was $86,030 principal outstanding as at  February 29, 2024 compared to $136,740 as at  May 31, 2023. See Note 27 (Subsequent events) for additional details.

During the three and nine months ended February 29, 2024,the Company recognized interest expense of $1,483 and $5,072, respectively and interest expense of $3,319 and $10,105, respectively for the same period in the prior year.

TLRY 23 Notes

	February 29,	May 31,
	2024	2023
5.00% Contractual debenture	$—	$277,856
Principal amount paid	—	(150,526)
Unamortized discount	—	(786)
Net carrying amount	$—	$126,544

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

During the three and nine months ended February 29, 2024, the Company recognized interest expense of $nil and $2,122, respectively and interest expense of $1,748 and $6,077, respectively for the same period in the prior year.

Note 14. Warrant liability

As of February 29, 2024 and May 31, 2023, there were 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring September 17, 2025. Each warrant is exercisable for one common share of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the nine months ended February 29, 2024, the Company issued shares which triggered the anti-dilution price protection feature lowering the exercise price to $1.61. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

The Company estimated the fair value of warrants outstanding at February 29, 2024 at $0.512 per warrant using the Black Scholes pricing model (Level 3) with the following assumptions: Risk-free interest rate of 3.9%, expected volatility of 50%, expected term of 1.55 years, strike price of $1.61 and fair value of common stock of $1.73.

Expected volatility is based on both historical and implied volatility of the Company’s common stock.

Note 15. Stockholders' equity

Issued and outstanding

As of   February 29, 2024, the Company had 1,198,000,000 common shares and 10,000,000 preferred shares authorized to be issued, with 774,028,053 common shares and nil preferred shares issued and outstanding. Historically, the Company has issued shares of its common stock as consideration for business acquisitions, settlement of convertible notes, settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the nine months ended February 29, 2024, the Company issued the following common shares:

a)	39,705,962 shares in connection with the HEXO Acquisition, see Note 7 (Business acquisitions).
b)	865,426 shares to settle a contractual change of control severance obligations in the aggregate amount of $1,500 incurred in connection with the HEXO Acquisition.
c)	18,632,126 shares to settle dividends payable to the non-controlling shareholders of 1974568 Ontario Limited (“Aphria Diamond”).
d)	1,032,616 shares for the settlement of the HTI Convertible Note payable see Note 13 (Convertible debentures payable).
e)

17,148,541 shares to HTI Investments MA LLC pursuant to the terms of a $50.0 million convertible promissory note originally issued by Tilray to HTI on July 12, 2022 and which was settled at maturity as previously disclosed.

f)	1,573,152 shares to settle HEXO-based litigation judgement obtained by MediPharm Labs Inc. in 2022.
g)	7,000,000 shares to repurchase $20,000 of its TLRY 23 Notes for cancellation.
h)	27,228,252 shares to repurchase $50,710 of its APHA 24 Notes for cancellation.
i)	4,186,523 shares in connection with the exercise of previously awarded stock-based compensation awards.

The Company maintains stock-based compensation plans as disclosed in our Annual Financial Statements. For the three and nine months ended February 29, 2024, the total stock-based compensation was $ 8,059 and $ 24,517. For the three and nine months ended February 28, 2023, total stock based compensation was $ 9,630 and $ 29,766 respectively.

During the nine months ended February 29, 2024 the Company granted 11,559,549 time-based RSUs, and 7,566,146 performance-based RSUs ( February 28, 2023 - 6,004,995 time-based RSUs and 2,634,744 performance based RSUs). The 7,566,146 performance based RSUs issued during the quarter contains certain performance conditions that will only be set a future date, and therefore for accounting purposes the grant date has not been met. The Company's total stock-based compensation expense recognized is as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Stock options	$ —	$ 20	$ —	$ 644
RSUs	8,059	9,610	24,517	29,122
Total	$ 8,059	$ 9,630	$ 24,517	$ 29,766

Note 16. Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss includes the following components:

		Unrealized
	Foreign	loss on
	currency	convertible
	translation	notes
	gain (loss)	receivables	Total
Balance May 31, 2022	$54,413	$(75,177)	$(20,764)
Other comprehensive loss	(56,443)	(2,525)	(58,968)
Balance August 31, 2022	$(2,030)	$(77,702)	$(79,732)
Other comprehensive loss	(24,080)	(17,643)	(41,723)
Balance November 30, 2022	$(26,110)	$(95,345)	$(121,455)
Other comprehensive (loss) reversal	(16,838)	95,345	78,507
Balance February 28, 2023	$(42,948)	$—	$(42,948)

Balance May 31, 2023	$(46,610)	$—	$(46,610)
Other comprehensive loss	3,049	—	3,049
Balance August 31, 2023	$(43,561)	$—	$(43,561)
Other comprehensive loss	5,194	—	5,194
Balance November 30, 2023	$(38,367)	$—	$(38,367)
Other comprehensive loss	(4,820)	—	(4,820)
Balance February 29, 2024	$(43,187)	$—	$(43,187)

Note 17. Non-controlling interests

The following tables summarize the information relating to the Company’s subsidiaries, SH Acquisition (68%), CC Pharma Nordic ApS (75%), Aphria Diamond (51%), and ColCanna S.A.S. (90%) before intercompany eliminations.

Summary of balance sheet information of the entities in which there is a non-controlling interest as of February 29, 2024:

	SH	CC Pharma	Aphria	ColCanna	February 29,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Current assets	$—	$31	$81,541	$191	$81,763
Non-current assets	32,000	—	129,067	3,719	164,786
Current liabilities	—	(14)	(129,422)	(6,786)	(136,222)
Non-current liabilities	—	—	(48,218)	(1,458)	(49,676)
Net assets	$32,000	$17	$32,968	$(4,334)	$60,651

Summary of balance sheet information of the entities there is a non-controlling interest as of May 31, 2023:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Current assets	$—	$114	$127,689	$224	$128,027
Non-current assets	74,681	—	135,085	3,307	213,073
Current liabilities	—	(1,166)	(142,554)	(6,697)	(150,417)
Non-current liabilities	—	—	(53,197)	(1,428)	(54,625)
Net assets	$74,681	$(1,052)	$67,023	$(4,594)	$136,058

Summary of income statement information of the entities in which there is a non-controlling interest for the nine months ended February 29, 2024:

	SH	CC Pharma	Aphria	ColCanna	February 29,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Revenue	$—	$—	$76,541	$—	$76,541
Total expenses	42,681	(1,078)	47,541	(594)	88,550
Net (loss) income	(42,681)	1,078	29,000	594	(12,009)
Other comprehensive (loss) income	—	(9)	646	(334)	303
Net comprehensive (loss) income	$(42,681)	$1,069	$29,646	$260	$(11,706)
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(13,658)	267	14,527	26	1,162
Additional income attributable to NCI	—	—	5,336	—	5,336
Net comprehensive (loss) income attributable to NCI	$(13,658)	$267	$19,863	$26	$6,498

Summary of income statement information of the entities in which there is a non-controlling interest for the nine months ended February 28, 2023:

	SH	CC Pharma	Aphria	ColCanna	February 28,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Revenue	$—	$126	$98,960	$—	$99,086
Total expenses	107,297	659	54,285	91,026	253,267
Net (loss) income	(107,297)	(533)	44,675	(91,026)	(154,181)
Other comprehensive (loss) income	70,778	(13)	(707)	373	70,431
Net comprehensive (loss) income	$(36,519)	$(546)	$43,968	$(90,653)	$(83,750)
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(11,686)	(137)	21,544	(9,065)	656
Additional income attributable to NCI	—	—	8,968	—	8,968
Net comprehensive (loss) income attributable to NCI	$(11,686)	$(137)	$30,512	$(9,065)	$9,624

On January 5, 2024, Aphria Inc. (“Aphria”), a wholly-owned subsidiary of the Company, entered into an Amended and Restated Wholesale Cannabis Supply Agreement (the “Supply Agreement”) with 1974568 Ontario Limited (“Aphria Diamond”), Aphria’s joint venture with Double Diamond Holdings Ltd. The Supply Agreement amended and restated the existing supply agreement, effective as of September 1, 2023, and amended certain terms relating to pricing and product classes. Due to the terms stipulated in the Supply Agreement, the reduced transfer price will lead to a decrease in income attributable to non-controlling interest over the duration of the agreement. If this agreement had been effective June 1, 2023, the Company would have recognized approximately $15,000 in additional net income attributed to the Stockholders of Tilray Brands, Inc.

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

The Company reported income tax (recovery) expense of $(2,871) and $1,013 for the three and nine months ended February 29, 2024, and income tax recovery of $(10,811) and $ (15,313) for the three and nine months ended February 28, 2023 The income tax benefit in the current period varies from the US statutory income tax rate and prior period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 19. Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt, refer to Note 12 (Long-term debt), convertible notes, refer to Note 13 (Convertible debentures payable), material purchase commitments and construction commitments as follows:

	Total	2024	2025	2026	2027	Thereafter
Long-term debt repayment	$178,977	$12,535	$44,319	$8,973	$10,335	$102,815
Convertible debentures payable	258,530	86,030	—	—	172,500	—
Material purchase obligations	49,159	21,587	27,572	—	—	—
Construction commitments	822	822	—	—	—	—
Total	$487,488	$120,974	$71,891	$8,973	$182,835	$102,815

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

420 Investments Ltd. Litigation

On  February 21, 2020, 420 Investments Ltd., as Plaintiff (“420 Investments”), filed a lawsuit against Tilray Brands, Inc. and High Park Shops Inc. as Defendants, in Calgary, Alberta in the Court of Queen’s Bench of Alberta. In  August 2019, Tilray and High Park entered into an Arrangement Agreement with 420 Investments and others (the “420 Arrangement Agreement”). Pursuant to the 420 Arrangement Agreement, High Park was to acquire the securities of 420 Investments. In  February 2020, Tilray and High Park gave notice of termination of the 420 Agreement due to 420 Investment’s breach and failure to satisfy certain conditions precedent. 420 Investments alleges that the termination was unlawful and without merit and further alleges that the Defendants had no legal basis to terminate.  420 Investment seeks damages in the stated amount of C$110,000, plus C$20,000 in aggravated damages. Discoveries are continuing in this litigation proceeding. Tilray and High Park deny the Plaintiff’s allegations and intend to continue to vigorously defend this litigation matter, although there can be no assurance as to its outcome.

In  February 2023, Tilray and High Park filed an Application for Summary Judgment to collect an unpaid C$7,000 bridge loan made to 420 Investments on  August 28, 2019.  That debt was repayable in  March 2020, but was never repaid by 420 Investments.  On February 8, 2024, the Court granted Tilray and High Park’s summary judgment application, holding that Tilray and High Park were entitled to be paid the full amount of the C$7,000 bridge loan, see Note 22 (General and administrative expenses), plus on-going interest C$2,800 and costs. Tilray intends to pursue full collection of this judgment as it continues to defend the main proceedings regarding termination of the 420 Arrangement Agreement.

Cannfections Group Inc. / High Park Farms Ltd. (Canada, Commercial Arbitration).

On December 2, 2022 Cannfections Group Inc. (“Cannfections”), a joint venture that is 50% owned by High Park Farms, Ltd., delivered a Request to Arbitrate along with a Statement of Claim to Tilray’s subsidiaries High Park Farms Ltd. (“HP Farms”) and High Park Holdings Ltd. (“HP Holdings”) for an arbitration to be held in Toronto, Ontario. Cannfections claimed breach of contract against HP Farms and HP Holdings arising from a 2019 supply agreement pursuant to which Cannfections manufactured cannabis-infused chocolates and gummies. Cannfections primarily alleged that HP Farms failed to meet certain minimum order volumes of products from Cannfections resulting in claimed damages of C$27,500. HP Farms filed a Statement of Defense denying the allegations as part of an Arbitration proceeding held in November 2023. HP Farms believed these claims were without merit and vigorously defended the claims during arbitration proceeding. However, on March 5, 2024, the Arbitrator issued a Decision awarding Cannfections damages in the amount of C$19,950 plus interest. The Arbitrator also determined that HP Holdings was not a proper party to the Arbitration and dismissed all claims against HP Holdings.

On April 5, 2024, HP Farms commenced a voluntary assignment in bankruptcy, naming B. Riley Farber as its licensed insolvency trustee. HP Farms’ bankruptcy filing is limited solely to HP Farms, and neither Tilray nor any of its affiliates are petitioners or parties to the HP Farms bankruptcy filing. As a result of this bankruptcy filing, the Company recognized $4,638 for a decrease in value of the equity investee during the three months ended February 29, 2024. The Company does not expect that there will be any further impact to the Company’s financial statements. HP Farms determined to commence bankruptcy proceedings given it ceased all active operations following closure of the Enniskillen facility and the termination of its supply agreement with Cannfections. The purpose of the bankruptcy filing is to ensure the orderly liquidation and wind-up of HP Farms’ remaining assets and liabilities. See Note 24 (Non-operating income (expense)).

Summary of litigation accruals

As described in Note 11 (Accounts payable and accrued liabilities), the total litigation expense accrual included in accrued liabilities as of  February 29, 2024 was $25,153 to cover various ongoing litigation matters that are probable and estimable ( May 31, 2023 - $25,000). During the nine months ended February 29, 2024, the Company assumed $12,253 of litigation accruals from the acquisition of HEXO, several of which were settled during the nine months ended February 29, 2024.  The Company did not assume any litigation accruals from the Craft Acquisition.

Note 20. Net revenue

The Company reports its net revenue in four reporting segments: beverage alcohol, cannabis, distribution, and wellness.

Net revenue is comprised of:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Beverage alcohol revenue	$58,247	$21,941	$133,237	$67,209
Beverage alcohol excise taxes	(3,559)	(1,301)	(7,882)	(4,520)
Net beverage alcohol revenue	54,688	20,640	125,355	62,689
Cannabis revenue	85,236	61,118	276,676	203,503
Cannabis excise taxes	(21,804)	(13,569)	(75,797)	(47,486)
Net cannabis revenue	63,432	47,549	200,879	156,017
Distribution revenue	56,794	65,385	193,174	186,158
Wellness revenue	13,426	12,015	39,652	38,072
Total	$188,340	$145,589	$559,060	$442,936

Note 21. Cost of goods sold

Cost of goods sold is comprised of:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Beverage alcohol costs	$35,836	$10,663	$77,615	$32,932
Cannabis costs	42,518	80,362	139,507	137,800
Distribution costs	51,231	57,964	172,846	165,443
Wellness costs	9,359	8,299	28,091	26,964
Total	$138,944	$157,288	$418,059	$363,139

Note 22. General and administrative expenses

General and administrative expenses are comprised of:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Executive compensation	$1,585	$2,754	$4,757	$9,359
Office and general	4,190	6,799	20,423	20,011
Salaries and wages	19,588	13,621	52,310	38,407
Stock-based compensation	8,059	9,630	24,517	29,766
Insurance	3,569	3,159	9,917	8,588
Professional fees	656	1,165	4,658	5,385
(Gain) loss on sale of capital assets	23	(15)	3	(2)
Travel and accommodation	1,246	1,104	3,727	3,484
Rent	1,024	782	3,457	2,387
Total	$39,940	$38,999	$123,769	$117,385

Included in office and general is $4,440 (C$6,000) of bad debt recoveries on a previously recognized credit loss provision, see Note 19 (Commitments and contingencies), 420 Investments Ltd. Litigation.

Note 23. Restructuring charges

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred restructuring and exit costs associated with the integration efforts of these non-recurring transactions. The Company recognized $5,178 and $8,748 of restructuring charges for the three and nine months ended February 29, 2024, respectively, compared to $2,663 and $10,727 for prior year comparative periods. The Company approves detailed restructuring initiative plans at the executive level and recognizes these expenses in the period in which the plan has been committed to. All amounts incurred as of  February 29, 2024, have been paid.

Within the Cannabis reporting unit, three restructuring plans have been initiated as follows; HEXO acquisition related charges which is expected to take place within 24 months from the acquisition date, Truss acquisition related charges which is expected to take place within 18 months from the acquisition date and the Canadian business cost reduction plan, which concluded during the last quarter. In the nine months ended February 29, 2024, the following expenses were recognized, $3,987 of employee termination benefits and other restructuring charges for the HEXO acquisition plan, $3,454 of restructuring charges related to the costs of exiting the Truss facility until the new business has resumed for the Truss acquisition plan and $475 of employee termination benefits for the Canadian business cost reduction plan.

Within the distribution reporting unit, the Company continued to execute on a cost optimization plan during the three months ended February 29, 2024. It is expected that this plan will be completed within the current fiscal year. During the nine months ended February 29, 2024, the Company recognized $832 related to employee termination benefits in connection with the execution of this plan.

For the three and nine months ended February 28, 2023, the Company recognized $2,663 and $10,727 which was comprised of $2,663 of severance costs required to right size the Company's production, $1,599 of exit costs, and $2,758 for inventory adjustments from the termination of our producer partnership in Uruguay due to a breach of the underlying contract in our International cannabis business. Additionally, amounts related to the Tilray-Aphria Arrangement Agreement for the closure of our Canadian cannabis facility in Enniskillen of $1,512 million were incurred. The Company also incurred $2,195 million of write-offs from the exit of our medical device reprocessing business in our distribution reporting segment. These exit costs were completed in the prior year quarter ended February 28, 2023, and did not have any impacts in the nine months ended February 29, 2024.

Note 24. Non-operating income (expense)

Non-operating income (expense) is comprised of:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Change in fair value of convertible debenture payable	$(6,311)	$207	$(12,352)	$(20,375)
Change in fair value of warrant liability	586	5,256	(1,365)	6,841
Foreign exchange loss (gain)	(3,302)	(1,955)	1,941	(26,621)
Loss on long-term investments	33	(925)	383	(2,529)
Other non-operating (losses) gains, net	(8,245)	(1,370)	(9,427)	(7,545)
Total	$(17,239)	$1,213	$(20,820)	$(50,229)

Included in other non-operating (losses) gains, net for the three and nine months ended February 29, 2024, are losses of $(8,245) and $(9,427) which is comprised of $2,313 from the downside protection share issuance relating to the HTI note, as described in Note 15 (Stockholders' equity), $2,458 of amounts to settle outstanding notes with non-controlling interest shareholders, and $4,638 for a decrease in value of equity investee, as described in Note 19 (Commitments and contingencies), Cannfections.

Note 25. Fair value measurements

Financial instruments

The Company has classified its financial instruments as described in Note 3 Significant accounting policies in our Annual Financial Statements.

The carrying values of marketable securities, accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

At February 29, 2024 and  May 31, 2023 the Company had long-term debt of $3,846 and $3,280, respectively, and the principal portion of convertible debentures payable of $258,530 and $464,070, respectively, subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of February 29, 2024 and  May 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				February 29,
	Level 1	Level 2	Level 3	2024
Financial assets
Cash and cash equivalents	$146,253	$—	$—	$146,253
Marketable securities	79,605	—	—	79,605
Convertible notes receivable	—	—	32,000	32,000
Equity investments measured at fair value	1,104	1,454	5,500	8,058
Financial liabilities
Warrant liability	—	—	(3,182)	(3,182)
Contingent consideration	—	—	(14,000)	(14,000)
APHA 24 Convertible debenture	—	—	(83,351)	(83,351)
Total recurring fair value measurements	$226,962	$1,454	$(63,033)	$165,383

				May 31,
	Level 1	Level 2	Level 3	2023
Financial assets
Cash and cash equivalents	$206,632	$—	$—	$206,632
Marketable Securities	241,897	—	—	241,897
Convertible notes receivable	—	—	103,401	103,401
Equity investments measured at fair value	1,056	1,088	5,651	7,795
Financial liabilities
Warrant liability	—	—	(1,817)	(1,817)
Contingent consideration	—	—	(27,107)	(27,107)
APHA 24 Convertible debenture	—	—	(120,568)	(120,568)
Total recurring fair value measurements	$449,585	$1,088	$(40,440)	$410,233

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

The contingent consideration from the acquisition of Montauk due in  December 2025, and upon the triggering event if met, and are payable in cash, was determined by discounting future expected cash outflows at a discount rate of 11%, and probability of achievement of 95%. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3. During the nine months ended February 29, 2024, a decrease in fair value of $13,493, inclusive of changes in foreign exchange, was recognized and was comprised of  a decrease of fair value of $16,218 for the contingent consideration from the Sweetwater acquisition as a result of not achieving the incentive targets which was offset by an increase in fair value of $3,111 for the contingent consideration from the Montauk acquisition as a result of a higher probability of achieving the incentive targets. During the quarter end, $4,181 of contingent consideration liability from the Truss acquisition has been settled in cash for $760 (CAD $1,041)

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

					APHA 24
	Convertible	Equity	Warrant	Contingent	Convertible
	notes receivable	Investments	Liability	Consideration	Debt
Balance, May 31, 2023	$103,401	$5,651	$(1,817)	$(27,107)	$(120,568)
Additions/(Repayments)	—	—	—	(4,181)	50,710
Redemption	(28,720)	—	—	760	—
Unrealized gain (loss) on fair value	—	(151)	(1,365)	16,528	(13,493)
Impairments	(42,681)	—	—	—	—
Balance, February 29, 2024	$32,000	$5,500	$(3,182)	$(14,000)	$(83,351)

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in the consolidated statements of loss and comprehensive loss using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
APHA Convertible debentures	Black-Scholes	Volatility,	50%
		expected life (in years)	0.3
Warrant liability	Black-Scholes	Volatility,	50%
		expected life (in years)	1.6
Contingent consideration	Discounted cash flows	Discount rate,	11%
		achievement	95%

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

Note 26. Segment reporting

Information reported to the Chief Operating Decision Maker (“CODM”) for the purpose of resource allocation and assessment of segment performance focuses on the nature of the operations. The Company operates in four reportable segments: (1) beverage alcohol operations, which encompasses the production, marketing and sale of beverage and beverage alcohol products, (2) cannabis operations, which encompasses the production, distribution, sale, co-manufacturing and advisory services of both medical and adult-use cannabis, (3) distribution operations, which encompasses the purchase and resale of pharmaceuticals products to wholesale and pharmacy customers, and (4) wellness products, which encompasses hemp foods and hemp-based cannabidiol (“CBD”) consumer products. This structure is in line with how our Chief Operating Decision Maker (“CODM”) assesses our performance and allocates resources.

Operating segments have not been aggregated and no asset information is provided for the segments because the Company’s CODM does not receive asset information by segment on a regular basis.

Segment gross profit from external customers:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Beverage alcohol
Net beverage alcohol revenue	$54,688	$20,640	$125,355	$62,689
Beverage alcohol costs	35,836	10,663	77,615	32,932
Beverage alcohol gross profit	18,852	9,977	47,740	29,757
Cannabis
Net cannabis revenue	63,432	47,549	200,879	156,017
Cannabis costs	42,518	80,362	139,507	137,800
Cannabis gross profit (loss)	20,914	(32,813)	61,372	18,217
Distribution
Distribution revenue	56,794	65,385	193,174	186,158
Distribution costs	51,231	57,964	172,846	165,443
Distribution gross profit	5,563	7,421	20,328	20,715
Wellness
Wellness revenue	13,426	12,015	39,652	38,072
Wellness costs	9,359	8,299	28,091	26,964
Wellness gross profit	$4,067	$3,716	$11,561	$11,108

Channels of Cannabis revenue were as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Revenue from Canadian medical cannabis	$6,363	$6,035	$18,793	$18,920
Revenue from Canadian adult-use cannabis	62,107	45,318	205,350	156,063
Revenue from wholesale cannabis	2,764	58	12,348	686
Revenue from international cannabis	14,002	9,707	40,185	27,834
Less excise taxes	(21,804)	(13,569)	(75,797)	(47,486)
Total	$63,432	$47,549	$200,879	$156,017

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

Included in revenue from Canadian adult-use cannabis is $nil and $1,500 of advisory services revenue for the three and nine months ended February 29, 2024, from the aforementioned HEXO commercial transaction agreements, compared to $8,667 and $24,302 of advisory services revenue in the prior comparative period.

Geographic net revenue:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
North America	$117,524	$70,463	$325,664	$228,866
EMEA	67,143	71,111	222,139	199,867
Rest of World	3,673	4,015	11,257	14,203
Total	$188,340	$145,589	$559,060	$442,936

Geographic capital assets:

	February 29,	May 31,
	2024	2023
North America	$473,779	$319,173
EMEA	101,271	107,131
Rest of World	3,733	3,363
Total	$578,783	$429,667

Major customers are defined as customers that are materially significant to the Company’s annual revenues. For the three and nine months ended February 29, 2024 and 2023, there were no major customers representing a material contribution to our quarterly revenues.

Note 27. Subsequent Events

On April 9, 2024, the Company entered into an agreement to exchange $41,900 principal amount of its APHA 24 Notes for cancellation by issuing up to 25,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Interim Consolidated Financial Statements and the related Notes thereto for the period ended February 29, 2024 contained in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, as well as  in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 and in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

Company Overview

We are a leading global cannabis-lifestyle and consumer products company headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia, and Latin America that is changing people’s lives for the better – one person at a time – by inspiring and empowering a worldwide community to live their very best life, enhanced by moments of connection and wellbeing. Tilray’s mission is to be the most responsible, trusted and market leading cannabis and consumer products company in the world with a portfolio of innovative, high-quality and beloved brands that address the needs of the consumers, customers and patients we serve.

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

Trends and Other Factors Affecting Our Business

Beverage alcohol market trends:

The U.S. beverage alcohol category is approximately a $180 billion category per AKI Technologies encompassing beer, wine, and spirits and continues to maintain annual growth of 2% amidst shifting consumer trends, especially within the craft industry. Several key trends we expect to shape the near-term outlook for our results in this segment are in two main categories; beer and spirts:

-

Beverage Alcohol Distribution. In alignment with our strategic vision, we have reevaluated and initiated a refined craft beer strategy focused on enhancing our relevance within home markets. Through targeted efforts, we've bolstered our distribution footprint, adding approximately 1,000 points of distribution during the third quarter ended February 29, 2024. This expansion has notably increased product availability, enabling us to effectively engage with a broader yet more targeted consumer base and drive sales growth.

-

Market share. Despite a challenging environment marked by a 1.9% decline in the US Craft beer industry according to Circana, the Company’s beer category has showcased resilience in our home markets. While our overall performance trended softer due to stronger than anticipated impacts from "Dry January", our emphasis on regional market penetration yielded promising results. Notably, our legacy and acquired brands demonstrated robust performance in their respective regional strongholds, showcasing significant market share gains.

-

Innovation. Recognizing the evolving consumer landscape and the burgeoning demand for alternative beverage options, we have prioritized innovation and portfolio diversification. Our recent endeavors include expanding 10 Barrel's Pub Line to introduce Pub Ice FMB and Pub Cerveza, alongside the launch of Shock Top Mango and Blueberry variants. These strategic innovations underscore our commitment to offering high-quality options across diverse beverage categories, positioning us for sustained growth and differentiation in the competitive beverage alcohol segment.

In the spirits category, Breckenridge Distillery stands out as a beacon within the bourbon industry, making notable strides in vodka and gin markets while offering a comprehensive hospitality experience through its world-class restaurant and retail location. Our primary growth objective centers on expanding market share across the United States. To fuel future expansion, we prioritize showcasing our exceptional product quality and introducing innovative new offerings. Recent accolades, including Double Gold awards at prestigious competitions and strategic product placements, we believe underscore our brand's growing recognition and appeal. Despite prevailing challenges within the overall spirits market, our focus on whiskey—a resilient segment— we believe positions us for continued growth fueled by innovative product introductions and expanded market presence.

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve at a rapid pace given how nascent the industry is with federal legalization of adult-use cannabis occurring just over five years ago. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the Canadian cannabis industry:

-

Market share. Tilray continues to maintain its market leadership position in Canada. However, during the quarter, we experienced a marginal dip in market share in Canada from 12.5% to 11.6% from the immediately preceding quarter, as reported by Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate. While our market share has increased from the prior year comparison as a result of the strategic acquisitions of HEXO and Truss, the current period decrease reflects the seasonal change in consumer's form factor preferences out of areas we specialize in.

-

Price compression. Historical price compression persists in the market, intensified by fierce competition among the approximately 1,200 Licensed Producers in Canada. Despite increased sales volume, year-over-year price compression has adversely impacted revenue by approximately $3.1 million and $9.8 million for the three and nine months ended February 29, 2024, influencing both cannabis gross margin and the bottom line. The fixed impact of excise per gram, notwithstanding the decline in average selling prices, further compounds these challenges, prompting ongoing industry lobbying efforts. The Expert Panel, appointed to review the Cannabis Act legislation, recently recommended a review of the excise tax framework and we expect the government to carefully consider changes to reduce the tax burden on licensed producers.

-

Timing difference in recognizing synergized operating results. We have sought out and will continue to seek out potential acquisitions that are accretive to revenue and earnings. During the course of our evaluation and due diligence, we assess and validate profitability as well as potential synergies to drive additional profitability. Given that the vast majority of synergies are realized during the integration phase of the transaction, these saving are not realized immediately after the closing of a transaction. We are in the process of integrating our recently acquired HEXO and Truss and have identified $27 million of synergies. Once we have achieved the identified synergies, we expect our the profitability of our operating results to increase. In addition, we have evaluated our facilities and have identified cost reductions associated with selling our Quebec cultivation facility and reducing our outdoor grow.

Current developments related to the Excise Tax Act:

It has recently been reported that Canada Revenue Agency (CRA) has taken steps to garnish payments due to Canadian Licensed Producers (LPs), who have failed to pay their Excise Tax in full in a timely manner. The reported garnishments by CRA were quickly followed by at least 2 LPs filing for insolvency protection. We view CRA's proactiveness on account collection as a positive step towards the consolidation of the Canadian cannabis industry. As at the date of this filing we are current with CRA on Excise Taxes owed by all of our Canadian entities that are required to pay Excise Taxes.

It has been reported that the Standing Committee of the Finance Committee has recommended to Canada’s Finance Minister that the current excise tax regime be replaced with a 10% ad valorem tax regime. If the Canadian government takes this step and we encourage the various Provincial governments to resist replacing this 10% ad valorem tax regime with their own, to claim any portion of this savings as additional profit by their respective Cannabis boards, or to require the savings be passed directly to consumers, as a means to strengthening the Canadian cannabis industry.

International cannabis market updates:

The cannabis industry in Europe is in its early stages of development whereby countries within Europe are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Czech Republic), some are engaging in an experiment for adult-use (Germany, Netherlands and Switzerland) and some are debating regulations for cannabinoid-based medicine (France and Spain). In Europe, we believe that, despite continuing recessionary economic conditions and the Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. This is evidenced by the recently adopted cannabis regulations in Germany, which we believe will serve as a catalyst for continued changes in drug policy throughout Europe. We also continue to believe that Tilray remains uniquely positioned to maintain and gain significant market share in these markets with our vertically-integrated infrastructure and well-placed investments, which is comprised of two EU-GMP cultivation facilities within Europe located in Portugal and Germany, our distribution network and our demonstrated commitment to the availability, quality and safety of our cannabinoid-based medical products.

The following is a summary of the state of cannabis legalization within Europe:

Germany. Today, Germany remains the largest medical cannabis market in Europe.

Subsequent to the end of our third quarter, the Cannabis Act, consisting of two parts, the CanG and MedCanG, passed both chambers of the German parliament, was signed into law by the Office of the Federal President and decriminalization and MedCanG portions of the Cannabis Act became effective on April 1, 2024. It is expected that the licensing process for the cannabis social clubs will become effective on July 1, 2024.

The MedCanG provides for several important medical cannabis reforms including the abolishment of the tender for domestic production, which will be replaced with a regular licensing scheme under the authority of the Federal Institute for Drugs and Medical Devices (the “BfArM”) as well as for the reclassification of medical cannabis from a narcotic to non-narcotic. These reforms will provide medical cannabis patients with enhanced accessibility to medical cannabis as it will allow for it to be prescribed via a normal prescription instead of a narcotic prescription, and will ease the reporting and storing requirements for pharmacies and distributors.

We expect to see the cornerstone framework for the Pillar Two Regulations governing the model projects after the implementation of the Cannabis Act.

We continue to believe that Tilray is well-positioned in Germany, especially in light of the enactment of MedCanG and given that we are one of only three manufacturers of medical cannabis in Germany as our wholly owned subsidiary, Aphria RX, was awarded the tender for the cultivation of medical cannabis in Germany by the BfArM. With the abolishment of the tender, we will seek to obtain a license for our state-of-the-art facility in Neumünster, which will improve our ability to more adequately meets the needs of patients. We further believe that the reclassification of medical cannabis as a non-narcotic provides Tilray with a larger market opportunity.

Switzerland. In October 2021, Switzerland announced its intention to legalize cannabis by allowing production, cultivation, trade, and consumption, and in the meantime, it is commencing pilot projects in various cities, which permits selected participants to purchase cannabis for adult-use in various pharmacies in order to conduct studies on the cannabis market and its impact on Swiss society. It is the first trial for the legal distribution of adult-use cannabis containing THC in Europe. Switzerland is currently running trials in the cities of Lausanne, Zürich, Liestal, Allschwil, Bern, Bienne, and Lucerne, along with the cantons of Basel-Stadt and Geneva. On March 18, 2024, Switzerland announced a new pilot study in the district of canton Zürich, which is expected to be the largest.

Spain. In February 2024, Spain’s Ministry of Health announced that it had started the process to develop a Royal Decree with which it plans to approve the regulation of medical cannabis. In addition, it launched a public consultation on its proposals for a medical cannabis framework in the country and provided organizations and individual with the opportunity to submit their comments.

France. France launched a two-year pilot experiment to supply approximately 3,000 patients with medical cannabis. To date, over 2,500 patients are enrolled in the experiment, which has been extended for another year and was targeted to end March 2024. Patients who have taken part in the pilot before March 27, 2024, can continue their treatment as previously, but no new patients will be allowed to join the pilot. In October 2023, the government proposed an amendment to the Social Security Financing Bill (PLFSS) adding medical cannabis law to France's general medical framework. Under the new proposals, medical cannabis products will be granted a "temporary authorization" for five years, with a possibility of indefinite renewals. In addition, the French National Medicines Safety Agency (ANSM) recently confirmed that cannabis flower will not be included in its generalized medical marijuana program.

Czech Republic. The Czech Republic has discussed plans to launch a fully regulated adult-use cannabis market. It is understood that there are two separate versions of a bill to legalize adult-use cannabis, one with a fully regulated commercial market and one without. These are expected to be submitted to the Czech government to determine which model it will pursue.

Malta.  In 2021, became the first country in the European Union to legalize personal possession of the drug and permit private “cannabis clubs,” where members can grow and share the drug.

Netherlands. The Netherlands launched a pilot program involving the cultivation of cannabis for adult-use. The purpose of the experiment is to determine whether and how controlled cannabis can be legally supplied to coffeeshops and what the effects of this would be.  During the experiment, legally produced cannabis will be sold in coffeeshops in 10 municipalities. Coffeeshops in these municipalities may only sell legally produced cannabis.  The term of the experiment is set for four years. On March 5, 2024, the Tweede Kamer, the lower house of Parliament, rejected the bill that aimed to include Amsterdam in the pilot project.

Ukraine. In February 2024, President Zelensky signed the legislation permitting the prescription of cannabis-based medicines for conditions including pain, cancer and PTSD. It is expected that, over the next six months, Ukraine’s ministries will outline legislation allowing for the importation of cannabis-based medicines into Ukraine, as well as the domestic cultivation of medical cannabis.

Wellness market trends:

Manitoba Harvest’s branded hemp business continued to expand its U.S. and Canadian leading market share position during the three and nine months ended February 29, 2024, with consumption up in both the Natural and Conventional Channels, with the brands top five customers all seeing growth. The Company continues to focus on value-added innovation within the wellness and food beverage space, with the launch of Bio-Active Fiber and protein rich Oatmeal coming to market during the three months ended February 29, 2024. In addition, during the later half of the quarter we relaunched HiBall energy drinks within the wellness beverages space to complement our recent Happy Flower CBD beverage launch.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in the long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the three and nine months ended February 29, 2024, we incurred $3.5 million and $13.1 million of transaction expenses, discussed further below.

Our acquisition strategy has had a material impact on the Company’s results in the current quarter and we expect will continue into future periods, generating accretive impacts for our stockholders. A summary of their impacts are as follows:

●	HEXO acquisition:

On June 22, 2023, Tilray acquired HEXO Corp. (“HEXO”) as discussed in Note 7 (Business acquisitions). With the HEXO Acquisition, Tilray initially expected to achieve additional cost savings of $27 million on an annualized pre-tax basis and has subsequently increased this target to between $30 to $35 million. These synergies will be realized across production, sales, marketing, distribution, and corporate savings, with incremental upside resulting from consolidating packaging, procurement, freight, logistics in addition to our facility rationalization in Quebec. This builds on Tilray’s substantial progress optimizing its Canadian cannabis operations discussed below. During the three and nine months ended February 29, 2024, we have achieved $27.5 million of our synergy plan on an annualized run-rate basis, of which $15.6 million represented actual cost savings during the period. As discussed in our trends section, these cost savings initiatives take time to implement, resulting in related benefits being realized over time.

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

In addition to acquisitions completed above, the Company has also completed the following cost saving strategies during the second quarter which impact results for the nine months ended February 29, 2024:

●	Cannabis business cost reduction plan:

During the fourth quarter of our fiscal year ended May 31, 2022, the Company launched a $30 million cost optimization plan of our existing cannabis business to solidify our position as an industry leading low-cost producer. As of the date of the conclusion of the plan, we achieved $22.3 million against the plan. The Company now considers this plan fulfilled, owing to a strategic shift in our Cannabis beverage strategy. The Company's original targets involved repurposing our beverage facility; however, this initiative was altered following the Truss acquisition, which required additional capacity from our existing infrastructure.

●	International Cannabis business cost reduction plan:

During our fiscal year ended May 31, 2023, the Company launched an $8.0 million cost optimization plan for our international cannabis business to adapt to changing market dynamics and slower than anticipated legalization in Europe. As of the date of the conclusion of the plan, we achieved an annualized run-rate basis of $7.6 million of cost savings. The Company concluded this savings plan as of November 30, 2023. Approximately $1.3 million of cost savings identified in connection with the $8.0 million cost optimization plan were associated with a temporary furlough of certain cultivation employees, which did not occur due to an increase in the demand for our medical cannabis products thereby rendering such action not necessary. Additional cost savings were identified in order to offset the unrealized savings associated with the planned furlough.

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

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months ended				For the nine months ended
	February 29,	February 28,	Change	% Change	February 29,	February 28,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Net revenue	$188,340	$145,589	$42,751	29%	$559,060	$442,936	$116,124	26%
Cost of goods sold	138,944	157,288	(18,344)	(12)%	418,059	363,139	54,920	15%
Gross profit (loss)	49,396	(11,699)	61,095	(522)%	141,001	79,797	61,204	77%
Operating expenses:
General and administrative	39,940	38,999	941	2%	123,769	117,385	6,384	5%
Selling	9,995	6,452	3,543	55%	24,437	25,792	(1,355)	(5)%
Amortization	21,558	23,518	(1,960)	(8)%	65,700	71,872	(6,172)	(9)%
Marketing and promotion	11,191	7,354	3,837	52%	28,934	23,137	5,797	25%
Research and development	106	171	(65)	(38)%	241	502	(261)	(52)%
Change in fair value of contingent consideration	(5,983)	352	(6,335)	(1,800)%	(16,790)	563	(17,353)	(3,082)%
Impairments	—	934,000	(934,000)	(100)%	—	934,000	(934,000)	(100)%
Other than temporary change in fair value of convertible notes receivable	42,681	181,376	(138,695)	(76)%	42,681	181,376	(138,695)	(76)%
Litigation costs, net of recoveries	3,363	(5,230)	8,593	(164)%	8,439	(1,970)	10,409	(528)%
Restructuring costs	5,178	2,663	2,515	94%	8,748	10,727	(1,979)	(18)%
Transaction costs (income)	3,465	5,382	(1,917)	(36)%	13,061	(3,882)	16,943	(436)%
Total operating expenses	131,494	1,195,037	(1,063,543)	(89)%	299,220	1,359,502	(1,060,282)	(78)%
Operating loss	(82,098)	(1,206,736)	1,124,638	(93)%	(158,219)	(1,279,705)	1,121,486	(88)%
Interest expense, net	(8,517)	(1,040)	(7,477)	719%	(26,977)	(8,560)	(18,417)	215%
Non-operating (expense) income, net	(17,239)	1,213	(18,452)	(1,521)%	(20,820)	(50,229)	29,409	(59)%
Loss before income taxes	(107,854)	(1,206,563)	1,098,709	(91)%	(206,016)	(1,338,494)	1,132,478	(85)%
Income tax expense	(2,871)	(10,811)	7,940	(73)%	1,013	(15,313)	16,326	(107)%
Net loss	$(104,983)	$(1,195,752)	$1,090,769	(91)%	$(207,029)	$(1,323,181)	$1,116,152	(84)%

Use of Non-GAAP Measures

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including reference to:

●

adjusted gross profit (excluding purchase price allocation (“PPA”) fair value step up) and inventory valuation adjustments for each reporting segment (Cannabis, Beverage alcohol, distribution and Wellness) as applicable,

●

adjusted gross margin (excluding purchase price allocation (“PPA”) fair value step up) and inventory valuation adjustments for each reporting segment (Cannabis, Beverage alcohol, distribution and Wellness) as applicable,

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

Operating Metrics and Non-GAAP Measures

We use the operating metrics and non-GAAP measures set forth in the table below to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. Other companies, including companies in our industry, may calculate operating metrics and non-GAAP measures with similar names differently which may reduce their usefulness as comparative measures. Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
(in thousands of U.S. dollars)	2024	2023	2024	2023
Net beverage alcohol revenue	$54,688	$20,640	$125,355	$62,689
Net cannabis revenue	63,432	47,549	200,879	156,017
Distribution revenue	56,794	65,385	193,174	186,158
Wellness revenue	13,426	12,015	39,652	38,072
Beverage alcohol costs	35,836	10,663	77,615	32,932
Cannabis costs	42,518	80,362	139,507	137,800
Distribution costs	51,231	57,964	172,846	165,443
Wellness costs	9,359	8,299	28,091	26,964
Adjusted gross profit (excluding PPA step-up) (1)	51,643	44,310	153,055	138,020
Beverage alcohol adjusted gross margin (excluding PPA step-up) (1)	38%	53%	42%	53%
Cannabis adjusted gross margin (excluding PPA step-up) (1)	33%	47%	34%	47%
Distribution gross margin	10%	11%	11%	11%
Wellness gross margin	30%	31%	29%	29%
Adjusted EBITDA (1)	$10,154	$13,315	30,974	$37,154
Cash and marketable securities (1) as at the period ended:	225,858	408,283	225,858	408,283
Working capital as at the period ended:	$302,111	$288,830	$302,111	$288,830

(1) Adjusted EBITDA, adjusted gross profit (excluding PPA step-up) and adjusted gross margin (excluding PPA step-up) and inventory valuation adjustments for each of our segments, and cash and marketable securities are non-GAAP financial measures. See “Use of Non-GAAP Measures” above for a discussion of these Non-GAAP measures and “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure.

Segment Reporting

Our reporting segments revenue is comprised of revenues from our beverage alcohol, cannabis, distribution, and wellness operations, as follows:

	For the three months ended				For the nine months ended
	February 29,	February 28,	Change	% Change	February 29,	February 28,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Beverage alcohol business	$54,688	$20,640	$34,048	165%	$125,355	$62,689	$62,666	100%
Cannabis business	63,432	47,549	15,883	33%	200,879	156,017	44,862	29%
Distribution business	56,794	65,385	(8,591)	(13)%	193,174	186,158	7,016	4%
Wellness business	13,426	12,015	1,411	12%	39,652	38,072	1,580	4%
Total net revenue	$188,340	$145,589	$42,751	29%	$559,060	$442,936	$116,124	26%

Our reporting segments revenue using a constant currency(1) are as follows:

	For the three months ended				For the nine months ended
	February 29,	February 28,			February 29,	February 28,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Beverage alcohol business	$54,688	$20,640	$34,048	165%	$125,355	$62,689	$62,666	100%
Cannabis business	63,436	47,549	15,887	33%	202,186	156,017	46,169	30%
Distribution business	59,008	65,385	(6,377)	(10)%	190,462	186,158	4,304	2%
Wellness business	13,381	12,015	1,366	11%	39,844	38,072	1,772	5%
Total net revenue	$190,513	$145,589	$44,924	31%	$557,847	$442,936	$114,911	26%

Our geographic revenue is as follows:

	For the three months ended				For the nine months ended
	February 29,	February 28,	Change	% Change	February 29,	February 28,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
North America	$117,524	$70,463	$47,061	67%	$325,664	$228,866	$96,798	42%
EMEA	67,143	71,111	(3,968)	(6)%	222,139	199,867	22,272	11%
Rest of World	3,673	4,015	(342)	(9)%	11,257	14,203	(2,946)	(21)%
Total net revenue	$188,340	$145,589	$42,751	29%	$559,060	$442,936	$116,124	26%

Our geographic revenue using a constant currency(1) is as follows:

	For the three months ended				For the nine months ended
	February 29,	February 28,			February 29,	February 28,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
North America	$117,091	$70,463	$46,628	66%	$327,734	$228,866	$98,868	43%
EMEA	66,139	71,111	(4,972)	(7)%	211,384	199,867	11,517	6%
Rest of World	7,283	4,015	3,268	81%	18,729	14,203	4,526	32%
Total net revenue	$190,513	$145,589	$44,924	31%	$557,847	$442,936	$114,911	26%

Our geographic capital assets are as follows:

	February 29,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023
North America	$473,779	$319,173	$154,606	48%
EMEA	101,271	107,131	(5,860)	(5)%
Rest of World	3,733	3,363	370	11%
Total capital assets	$578,783	$429,667	$149,116	35%

Beverage alcohol revenue

Revenue from our Beverage alcohol operations increased to $54.7 million and $125.4 million for the three and nine months ended February 29, 2024, compared to revenue of $20.6 million and $62.7 million for the prior year period. The increase observed during both the three and nine-month periods can be predominantly attributed to our recent acquisitions, particularly the newly integrated Craft Acquisition brands finalized on September 29, 2023. Specifically, the three-month increase is solely driven by the performance of these newly acquired brands, while our legacy brands have maintained consistent performance throughout the period. Furthermore, the nine-month period increase was also influenced by the newly acquired brands and by the organic growth of 9% in our legacy brand portfolio. The Company anticipates that revenue will increase for both acquired and legacy brands through our continued focus on expanding distribution points. Lastly during the three month period, the Company received a volume commitment reimbursement of $2.5 million in our spirits business which positively impacted gross margin.

Cannabis revenue

Cannabis revenue based on market channel is as follows:

	For the three months ended				For the nine months ended
	February 29,	February 28,	Change	% Change	February 29,	February 28,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenue from Canadian medical cannabis	$6,363	$6,035	$328	5%	$18,793	$18,920	$(127)	(1)%
Revenue from Canadian adult-use cannabis	62,107	45,318	16,789	37%	205,350	156,063	49,287	32%
Revenue from wholesale cannabis	2,764	58	2,706	4,666%	12,348	686	11,662	1,700%
Revenue from international cannabis	14,002	9,707	4,295	44%	40,185	27,834	12,351	44%
Total cannabis revenue	85,236	61,118	24,118	39%	276,676	203,503	73,173	36%
Excise taxes	(21,804)	(13,569)	(8,235)	61%	(75,797)	(47,486)	(28,311)	60%
Total cannabis net revenue	$63,432	$47,549	$15,883	33%	$200,879	$156,017	$44,862	29%

Cannabis revenue based on market channel using a constant currency(1) is as follows:

	For the three months ended				For the nine months ended
	February 29,	February 28,			February 29,	February 28,
	as reported in constant currency		Change	% Change	as reported in constant currency		Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenue from Canadian medical cannabis	$6,307	$6,035	$272	5%	$18,994	$18,920	$74	0%
Revenue from Canadian adult-use cannabis	61,576	45,318	16,258	36%	207,708	156,063	51,645	33%
Revenue from wholesale cannabis	2,763	58	2,705	4,664%	12,559	686	11,873	1,731%
Revenue from international cannabis	14,390	9,707	4,683	48%	39,609	27,834	11,775	42%
Total cannabis revenue	85,036	61,118	23,918	39%	278,870	203,503	75,367	37%
Excise taxes	(21,600)	(13,569)	(8,031)	59%	(76,684)	(47,486)	(29,198)	61%
Total cannabis net revenue	$63,436	$47,549	$15,887	33%	$202,186	$156,017	$46,169	30%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis: Revenue from Canadian medical cannabis increased to $6.4 million and $18.8 million for the three and nine months ended February 29, 2024, compared to revenue of $6.0 million and $18.9 million for the prior year same period. On a constant currency basis revenue from Canadian medical cannabis was $6.3 million and $19.0 million for the three and nine months ended February 29, 2024, compared to revenue of $6.0 million and $18.9 million for the prior year same periods. On an industry basis, the medical channel continues to experience migration of non-insured patients moving to the adult-use market. Despite this industry trend, we have grown our assortment in Tilray medical and maintained our sales despite the loss in patient base.

Revenue from Canadian adult-use cannabis: During the three and nine months ended February 29, 2024, our revenue from Canadian adult-use cannabis increased to $62.1 million and $205.4 million, compared to revenue of $45.3 million and $156.1 million for the prior year period. Further, the prior year revenue includes advisory fees in the amount of $8.7 million and $24.3 million for the three and nine months ended February 28, 2023, compared to $nil and $1.5 million for the three and nine months ended February 29, 2024. Excluding these advisory service fees, revenue increased by $25.5 million and $72.1 million for the three and nine months ended February 29, 2024. The increase in adult-use revenue is due to the acquisitions of HEXO on June 22, 2023 and Truss on August 3, 2023, and our robust innovation pipeline from existing brands. On a constant currency basis, our revenue from Canadian adult-use cannabis increased to $61.6 million and $207.7 million for the three and nine months ended February 29, 2024.

Wholesale cannabis revenue: Revenue from wholesale cannabis increased to $2.8 million and $12.3 million for the three and nine months ended February 29, 2024, compared to revenue of $0.1 million and $0.7 million for the prior year period. On a constant currency basis, revenue from wholesale cannabis increased to $2.8 million and $12.6 million for the three and nine months ended February 29, 2024 compared to revenue of $0.1 million and $0.7 million. The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales. The wholesale transactions that occurred in the current year periods aided with our liquidity initiatives to increase our cash flow from operations despite having unfavorable impacts on our gross margin and EBITDA.

International cannabis revenue: Revenue from international cannabis increased to $14.0 million and $40.2 million for the three and nine months ended February 29, 2024, compared to revenue of $9.7 million and $27.8 million for the prior year period. On a constant currency basis, given the changes in the Euro against the U.S. Dollar when compared to the prior year quarter, revenue from international cannabis was $14.4 million and $39.6 million compared to $9.7 million and $27.8 million in the prior year period (during the nine months ended February 28, 2023, the Company recognized a one-time return adjustment of $3.1 million related to a former customer in Israel that commenced bankruptcy proceedings). The increase in the period is largely driven by revenue growth in existing markets and expansion into new international medical markets.

Distribution revenue

Revenue from distribution decreased to $56.8 million and increased to $193.2 million for the three and nine months ended February 29, 2024, compared to revenue of $65.4 million and $186.2 million for the prior year period. On a constant currency basis, given the change in the Euro and Argentine Peso against the U.S. Dollar in the quarter, revenue from Distribution was $59.0 million and $190.5 million for the three and nine months ended February 29, 2024. In the quarter, revenue was negatively impacted by IT infrastructure outages and weather, both of which impacted revenue by approximately $3.0 million. Additionally, the Company faced short-term challenges related to new regulatory rebates, which caused us to lower our sales activities.

Wellness revenue

Our Wellness revenue showed strong growth delivering $13.4 million and $39.7 million for the three and nine months ended February 29, 2024 compared to $12.0 million and $38.1 million from the prior year period. On a constant currency basis for the three and nine months ended February 29, 2024, Wellness revenue increased to $13.4 million and $39.8 million from $12.0 and $38.1 million. The increase in revenue can be attributed to our strategic focus on targeted advertising campaigns aligned with emerging trends in healthier lifestyles, particularly around the new year, coupled with our continuous innovation efforts.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

Our gross profit and gross margin for the three and nine months ended February 29, 2024 and February 28, 2023, is as follows:

	For the three months ended				For the nine months ended
(in thousands of U.S. dollars)	February 29,	February 28,	Change	% Change	February 29,	February 28,	Change	% Change
Beverage alcohol	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Net revenue	$54,688	$20,640	$34,048	165%	$125,355	$62,689	$62,666	100%
Cost of goods sold	35,836	10,663	25,173	236%	77,615	32,932	44,683	136%
Gross profit	18,852	9,977	8,875	89%	47,740	29,757	17,983	60%
Gross margin	34%	48%	(14)%	(29)%	38%	47%	(9)%	(19)%
Purchase price accounting step-up	2,073	1,009	1,064	105%	4,426	3,223	1,203	37%
Adjusted gross profit (1)	20,925	10,986	9,939	90%	52,166	32,980	19,186	58%
Adjusted gross margin (1)	38%	53%	(15%)	(28%)	42%	53%	(11%)	(21%)
Cannabis
Net revenue	63,432	47,549	15,883	33%	200,879	156,017	44,862	29%
Cost of goods sold	42,518	80,362	(37,844)	(47)%	139,507	137,800	1,707	1%
Gross profit (loss)	20,914	(32,813)	53,727	(164)%	61,372	18,217	43,155	237%
Gross margin	33%	(69)%	102%	(148)%	31%	12%	19%	158%
Purchase price accounting step-up	174	—	174	NM	7,628	—	7,628	NM
Inventory valuation adjustments	—	55,000	(55,000)	(100)%	—	55,000	(55,000)	(100)%
Adjusted gross profit (1)	21,088	22,187	(1,099)	(5)%	69,000	73,217	(4,217)	(6)%
Adjusted gross margin (1)	33%	47%	(14)%	(30)%	34%	47%	(13)%	(28)%
Distribution
Net revenue	56,794	65,385	(8,591)	(13)%	193,174	186,158	7,016	4%
Cost of goods sold	51,231	57,964	(6,733)	(12)%	172,846	165,443	7,403	4%
Gross profit	5,563	7,421	(1,858)	(25)%	20,328	20,715	(387)	(2)%
Gross margin	10%	11%	(1)%	(9)%	11%	11%	0%	0%
Wellness
Net revenue	13,426	12,015	1,411	12%	39,652	38,072	1,580	4%
Cost of goods sold	9,359	8,299	1,060	13%	28,091	26,964	1,127	4%
Gross profit	4,067	3,716	351	9%	11,561	11,108	453	4%
Gross margin	30%	31%	(1)%	(3)%	29%	29%	0%	0%
Total
Net revenue	188,340	145,589	42,751	29%	559,060	442,936	116,124	26%
Cost of goods sold	138,944	157,288	(18,344)	(12)%	418,059	363,139	54,920	15%
Gross profit	49,396	(11,699)	61,095	(522)%	141,001	79,797	61,204	77%
Gross margin	26%	(8)%	34%	(425)%	25%	18%	7%	39%
Inventory valuation adjustments	—	55,000	(55,000)	(100)%	—	55,000	(55,000)	(100)%
Purchase price accounting step-up	2,247	1,009	1,238	123%	12,054	3,223	8,831	274%
Adjusted gross profit (1)	51,643	44,310	7,333	17%	153,055	138,020	15,035	11%
Adjusted gross margin (1)	27%	30%	(3)%	(10)%	27%	31%	(4)%	(13)%

(1)

Adjusted gross profit is our Gross profit (adjusted to exclude purchase price accounting valuation step-up and inventory valuation adjustments) and adjusted gross margin is our Gross margin (adjusted to exclude purchase price accounting valuation step-up and inventory valuation adjustments) and are non-GAAP financial measures. See “Use of Non-GAAP Measures” above for additional discussion regarding these non-GAAP measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. We do not consider adjusted gross profit and adjusted gross margin in isolation or as an alternative to financial measures determined in accordance with GAAP.

Beverage alcohol gross margin: Gross margin of 34% and 38% for the three and nine months ended February 29, 2024 decreased from 48% and 47% from the same period in the prior year. Adjusted gross margin of 38% and 42% for the three and nine months ended February 29, 2024 decreased from 53% and 53% from the periods in the prior year. The decrease in the adjusted beverage alcohol gross margin was a result of the newly acquired Craft Acquisition brands, which have lower margins than our historical business, primarily driven by the temporary excess capacity within the acquired breweries, which we are actively evaluating for future optimization and enhanced utilization. Additionally, during the three month period this decrease was offset by a $2.5 million volume commitment reimbursement in our spirits business, which did not have any costs associated with it.

Cannabis gross margin: Gross margin increased during the three and nine months ended February 29, 2024 to 33% and 31% from (69)% and 12% for the prior year same period. Excluding the impact of the non-cash fair value purchase price accounting step-up and inventory valuation adjustments, adjusted gross margin during the three and nine months ended February 29, 2024 decreased to 33% and 34% from 47% and 47% when comparing the same prior year period. A portion of the decrease is a result of the termination of the HEXO advisory services agreement which contributed $nil and $1.5 million of gross profit in the current year compared to $8.7 and $24.3 million in the prior year, which if excluded would decrease adjusted gross margin to 35% and 37% for the three and nine months ended February 28, 2023. The remaining decline in gross margin for the three and nine month periods was a result of a change in sales mix with a higher percentage of sales coming from wholesale.

Distribution gross margin: Gross margin of 10% and 11% for the three and nine months ended February 29, 2024 decreased from 11% and 11% for the prior year period. While consistent for the nine month period comparison, the decrease in the gross margin for the three month period is attributed to product mix.

Wellness gross margin: Gross margin of 30% and 29% for the three and nine months ended February 29, 2024 decreased from 31% and 29% from the same period in the prior year. The decrease in the three month period was a result of a change in sales mix towards more bulk retail sales which have a lower margin. Wellness gross margin stayed consistent during the nine month period.

Operating expenses

	For the three months ended				For the nine months ended
	February 29,	February 28,	Change	% Change	February 29,	February 28,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
General and administrative	$39,940	$38,999	$941	2%	$123,769	$117,385	$6,384	5%
Selling	9,995	6,452	3,543	55%	24,437	25,792	(1,355)	(5)%
Amortization	21,558	23,518	(1,960)	(8)%	65,700	71,872	(6,172)	(9)%
Marketing and promotion	11,191	7,354	3,837	52%	28,934	23,137	5,797	25%
Research and development	106	171	(65)	(38)%	241	502	(261)	(52)%
Change in fair value of contingent consideration	(5,983)	352	(6,335)	(1,800)%	(16,790)	563	(17,353)	(3,082)%
Impairments	—	934,000	(934,000)	(100)%	—	934,000	(934,000)	(100)%
Other than temporary change in fair value of convertible notes receivable	42,681	181,376	(138,695)	(76)%	42,681	181,376	(138,695)	(76)%
Litigation costs, net of recoveries	3,363	(5,230)	8,593	(164)%	8,439	(1,970)	10,409	(528)%
Restructuring costs	5,178	2,663	2,515	94%	8,748	10,727	(1,979)	(18)%
Transaction costs (income)	3,465	5,382	(1,917)	(36)%	13,061	(3,882)	16,943	(436)%
Total operating expenses	$131,494	$1,195,037	$(1,063,543)	(89)%	$299,220	$1,359,502	$(1,060,282)	(78)%

Operating expenses are comprised of general and administrative, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, impairments, other than temporary change in fair value of convertible notes receivable, litigation costs, net of recoveries, restructuring costs and transaction (income) costs. These costs decreased by ($1,063.5) and ($1,060.3) million to $131.5 and $299.2 million for the three and nine months ended February 29, 2024 as compared to $1,195.0 and $1,359.5 million for the same period of the prior year. These changes period over period are described below.

General and administrative costs

During the three and nine months ended February 29, 2024, the changes in general and administrative costs when compared to the prior year  periods are described as follows:

	For the three months ended				For the nine months ended
	February 29,	February 28,	Change	% Change	February 29,	February 28,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Executive compensation	$1,585	$2,754	$(1,169)	(42)%	$4,757	$9,359	$(4,602)	(49)%
Office and general	4,190	6,799	(2,609)	(38)%	20,423	20,011	412	2%
Salaries and wages	19,588	13,621	5,967	44%	52,310	38,407	13,903	36%
Stock-based compensation	8,059	9,630	(1,571)	(16)%	24,517	29,766	(5,249)	(18)%
Insurance	3,569	3,159	410	13%	9,917	8,588	1,329	15%
Professional fees	656	1,165	(509)	(44)%	4,658	5,385	(727)	(14)%
(Gain) loss on sale of capital assets	23	(15)	38	(253)%	3	(2)	5	(250)%
Travel and accommodation	1,246	1,104	142	13%	3,727	3,484	243	7%
Rent	1,024	782	242	31%	3,457	2,387	1,070	45%
Total general and administrative costs	$39,940	$38,999	$941	2%	$123,769	$117,385	$6,384	5%

Executive compensation decreased by 42% and 49% in the three and nine months ended February 29, 2024, primarily as a result of changes in estimates related to timing of compensation accruals.

Office and general decreased by 38% and 2% during the three and nine months ended February 29, 2024. The decrease for the three month period is a result of $4.4 million of bad debt recoveries on a previously recognized credit loss provision, see Note 19 (Commitments and contingencies). The decrease is offset by the acquisition of the newly acquired beverage alcohol business portfolio and HEXO, which did not occur in the prior period.

Salaries and wages increased by 44% and 36% during the three and nine months ended February 29, 2024. The increase is primarily due to the inclusion of newly acquired beverage alcohol business portfolio and HEXO employees, which were not in the prior period.

The Company recognized stock-based compensation expense of $8.1 and $24.5 million for the three and nine months ended February 29, 2024 compared to $9.6 and $29.8 million for the same period in the prior year. Stock based compensation expense is based on the time-based vesting schedules and varies according to the assumptions used in the vesting model. During the three and nine months ended February 29, 2024, as a result of a change in the probability of achievement of stock price targets for certain grants issued in 2021, as well as an increased forfeiture rate, stock-based compensation decreased period over period.

Insurance expense increased by 13% and increased by 15% for the three and nine months ended February 29, 2024 to $3.6 and $9.9 million from $3.2 and $8.6 million for the same period in the prior year. The increase for the three and nine months ended February 29, 2024, was driven by the expanded polices required for our newly acquired beverage alcohol business portfolio, and HEXO entities, partially offset by the Company's decision to self-insure certain of its property risks.

Rent expense increased by 31% and 45% for the three and nine months ended February 29, 2024 to $1.0 and $3.5 million from $0.8 and $2.4 million for the same period in the prior year. This increase was driven by the newly acquired beverage alcohol business portfolio and HEXO.

Selling costs

For the three and nine months ended February 29, 2024, the Company incurred selling costs of $10.0 and $24.4 million or 5.3% and 4.4% of net revenue as compared to $6.5 and $25.8 million and 4.4% and 5.8% of net revenue in the prior year period. These costs relate to third-party shipping costs for all segments, with the majority of the selling costs relating to the cannabis segment from distributor commissions, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products. The increase for the three month period is a result of the increase in sales from the prior year period. The decrease in the nine month period was related to the renegotiation of terms in one of our distributor relationships resulting in reduced variable fees.

Amortization

The Company incurred non-production related amortization charges of $21.6 and $65.7 million for the three and nine months ended February 29, 2024 compared to $23.5 and $71.9 million in the prior year period. The decreased amortization in the period is a result of the reduced intangible asset levels, as a result of prior year impairments.

Marketing and promotion costs

For the three and nine months ended February 29, 2024, the Company incurred marketing and promotion costs of $11.2 and $28.9 million as compared to $7.4 and $23.1 million for the prior year period. The increase is due to the acquisition of the newly acquired beverage alcohol business portfolio, and HEXO.

Research and development

Research and development costs were $0.1 and $0.2 million during the three and nine months ended February 29, 2024 compared to $0.2 and $0.5 million in the prior year period. These relate to external costs associated with the development of new products.

Change in fair value of contingent consideration

The Company measures contingent consideration at fair value classified as Level 3, as discussed in Note 25 (Fair value measurements). During the three months ended February 29, 2024, the contingent consideration liability that arose from the Truss acquisition of $4.2 million was settled for $0.7 million. The contingent consideration liability from the Montauk acquisition, increased to $14.0 million as of February 29, 2024 from $10.9 million as of May 31, 2023. The contingent consideration liability from the Sweetwater acquisition elapsed and there are no further obligations. The decrease in fair value of $16.8 million was driven by the conclusion of the Sweetwater obligation, the favorable cash settlement for the Truss contingent consideration, and was offset by an increase related to the increased probability of achieving the contingent consideration from the Montauk acquisition.

Litigation

For the three and nine months ended February 29, 2024, the Company recorded $3.4 and $8.4 million of litigation settlements costs, net of favorable recoveries, and the third party fees associated with defending these claims, compared to a net benefit of ($5.2) and ($2.0) million for the prior period comparative. The increase is related to period to period variability as litigation is non-recurring in nature. Included in the three and nine months ended February 28, 2023, is proceeds of $39.9 million related to the SLC litigation settlement, offset by judgments, probable and estimable losses as well as ongoing litigation costs and fees.

Restructuring costs

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred non-recurring restructuring and exit costs associated with the integration efforts of these transactions. For the three and nine months ended February 29, 2024, the Company incurred $5.2 and $8.7 million of restructuring costs compared to $2.7 and $10.7 million for the prior period comparative.

The Company approves detailed restructuring initiative plans at the executive level and recognizes these expenses in the period in which the plan has been committed to. The detailed breakdown of the restructuring plans in place, inclusive of their expected timeline for completion, for the three and nine months ended February 29, 2024, is as follows:

HEXO Acquisition: Pursuant to our announced synergy program of $27 million in relation to the HEXO acquisition, we expect our HEXO restructuring plan to span the first 24 months following the acquisition. In the current nine-month period, we recognized $4.0 million related to employee termination benefits costs in relation to the conversion of our Masson facility from cannabis to produce, the optimization of our Redecan facilities and expenses associated with our Masson facility, which is currently operational although available for sale.

Truss Acquisition: In relation to the acquisition of Truss, the Company has decided to repurpose the facility for the production of non-cannabis beverages. The Company expects the timeline of completion of this program to be 18 months from date of acquisition. In the current nine-month period, we recognized $3.5 million of restructuring charges related to the costs of exiting the facility until the new business has resumed.

Canadian Business Cost Reduction Plan: As referenced in our Canadian cannabis cost optimization plan for $30 million, the Company has committed to reducing costs, which was completed during the three months ended November 30, 2023.  In the current nine-month period ended February 29, 2024, we recognized $0.5 million of restructuring charges related to the relocation of our Broken Coast facility from Duncan to Nanaimo, BC, and the employee termination benefits associated with the transition of packaging finished goods to the Aphria One location.

Distribution Cost Optimization: The Company executed a cost optimization plan during the quarter to reduce costs within the distribution segment by $1.5 million annually. It is expected that this plan will be completed within the fiscal year, however the Company continues to evaluate this segment for further cost optimizations and production efficiencies. In the current nine-month period, we recognized $0.8 million related to employee termination benefits in association with executing this plan.

For the prior period three and nine months ended February 28, 2023, the Company recognized $2.7 and $10.7 million of restructuring charges. This was comprised of amounts related to the Tilray-Aphria Arrangement Agreement for the closure of our Canadian cannabis facility in Enniskillen of $2.7 million and $4.2 million for the three and nine months ended February 28, 2023, respectively. Additionally, $1.6 million of exit cost and $2.8 million for inventory adjustments from the termination of our producer partnership in Uruguay due to a breach of the underlying contract in our International cannabis business. The Company also incurred $2.2 million of write-offs from the exit of our medical device reprocessing business in our distribution reporting segment. These exit costs were non-recurring in nature and did not have on going impacts in the current year.

Transaction (income) costs

Transaction (income) costs, which  includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation. The three and nine months ended February 29, 2024 decrease of 36% and 436% from the prior year period is related to the following items:

●

the nine months ended February, 29, 2024, included costs associated with completing the HEXO Acquisition on June 22, 2023, including, but not limited to, due diligence fees of $2.4 million, discretionary incentive compensation payments of $5.8 million, transaction income from the loan amendment agreement of $(6.0) million, and HEXO director and office runoff insurance of $5.1 million;

●	costs related to the acquisition of the beverage alcohol business portfolio;

●	refunds from outstanding government rebates of $(1.1) million claims not previously recognized as assets associated with the Aphria and Tilray Arrangement Agreement;

●

in the prior year period comparative, we recognized transaction income for a change in fair value of $(18.3) million on the HTI Share Consideration’s purchase price derivative as a result of an increase in our share price on the shares paid for the HEXO convertible note receivable in the previous year. This did not recur in the nine months ended February 29, 2024 results.

Non-operating (expense) income, net

Non-operating (expense) income is comprised of:

	For the three months ended				For the nine months ended
	February 29,	February 28,	Change	% Change	February 29,	February 28,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Change in fair value of convertible debenture payable	$(6,311)	$207	$(6,518)	(3,149)%	$(12,352)	$(20,375)	$8,023	(39)%
Change in fair value of warrant liability	586	5,256	(4,670)	(89)%	(1,365)	6,841	(8,206)	(120)%
Foreign exchange (loss) gain	(3,302)	(1,955)	(1,347)	69%	1,941	(26,621)	28,562	(107)%
Loss on long-term investments	33	(925)	958	(104)%	383	(2,529)	2,912	(115)%
Other non-operating (losses) gains, net	(8,245)	(1,370)	(6,875)	502%	(9,427)	(7,545)	(1,882)	25%
Total non-operating income (expense)	$(17,239)	$1,213	$(18,452)	(1,521)%	$(20,820)	$(50,229)	$29,409	(59)%

For the three and nine months ended February 29, 2024, the Company recognized a change in fair value of its convertible debentures payable of ($6.3) million and ($12.4) million compared to $0.2 million and ($20.4) million in the prior year periods. The change is driven primarily by the changes in the Company’s share price, the change in the trading price of the convertible debentures payable. Additionally, for the three and nine months ended February 29, 2024, the Company recognized a change in fair value of its warrants, resulting in a gain of $0.6 million and a loss ($1.4) million compared to gains of $5.3 million and $6.8 million also as a result of the change in our share price and the exercise price of the instrument. For the three and nine months ended February 29, 2024, the Company recognized a loss of ($3.3) million and a gain of $1.9 million, resulting from the changes in foreign exchange rates during the period, compared to a gain of ($2.0) million and a loss of ($26.6) million for the prior year periods, largely associated with the recovery of the Euro. Lastly, included in other non-operating (losses) gains, net for the three and nine months ended February 29, 2024 was $2.3 million of the downside protection share issuance relating to the HTI note, as described in Note 15 (Stockholders' equity), $2.5 million amounts to settle outstanding notes with non-controlling interest shareholders and the decrease in value of an equity investee for $4.6 million as described in Note 19 (Commitments and contingencies).

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net loss/net income before income taxes, net interest expense, depreciation and amortization, equity in net loss of equity-method investees, purchase price accounting step-up on inventory, stock-based compensation, inventory valuation adjustments, impairments, other than temporary change in fair value of convertible notes receivable, restructuring costs, transaction (income) costs, litigation costs net of recoveries, change in fair value of contingent consideration, unrealized currency gains and losses and other adjustments.

We believe that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.

Historically, we have included lease expenses for leases that were treated differently under IFRS 16 and ASC 842 Leases, in the calculation of adjusted EBITDA, aiming to align our definition with industry peers reporting under IFRS. The decision to include these lease expenses in the Company's definition of adjusted EBITDA was based on our efforts to maintain comparability with peers. However, as the Company has continued to diversify, particularly with strategic acquisitions such as the newly acquired beverage alcohol business portfolio, this comparison is no longer relevant, accordingly, we are no longer including this adjustment.

Had the Company continued to include lease expenses that were treated differently under IFRS 16 and ASC 842 Leases, the impact to adjusted EBITDA would have been $1.4 million and $3.2 million for the three and nine months ended February 29, 2024,. In comparison, under the previous reconciliation, the impact to adjusted EBITDA would have been $0.7 million and $2.1 million for the three and nine months ended February 28, 2023.

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

For three and nine months ended February 29, 2024, adjusted EBITDA decreased to $10.2 million and $31.0 million compared to $13.3 and $37.2 million from the prior year period. The decrease was primarily driven by the aforementioned negative impacts to our cannabis gross margin.

	For the three months ended				For the nine months ended
	February 29,	February 28,	Change	% Change	February 29,	February 28,	Change	% Change
Adjusted EBITDA reconciliation:	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Net loss	$(104,983)	$(1,195,752)	$1,090,769	(91)%	$(207,029)	$(1,323,181)	$1,116,152	(84)%
Income tax expense	(2,871)	(10,811)	7,940	(73)%	1,013	(15,313)	16,326	(107)%
Interest expense, net	8,517	1,040	7,477	719%	26,977	8,560	18,417	215%
Non-operating income (expense), net	17,239	(1,213)	18,452	(1,521)%	20,820	50,229	(29,409)	(59)%
Amortization	32,842	33,769	(927)	(3)%	95,183	101,156	(5,973)	(6)%
Stock-based compensation	8,059	9,630	(1,571)	(16)%	24,517	29,766	(5,249)	(18)%
Change in fair value of contingent consideration	(5,983)	352	(6,335)	(1,800)%	(16,790)	563	(17,353)	(3,082)%
Impairments	—	934,000	(934,000)	(100)%	—	934,000	(934,000)	(100)%
Other than temporary change in fair value of convertible notes receivable	42,681	181,376	(138,695)	(76)%	42,681	181,376	(138,695)	(76)%
Inventory valuation adjustments	—	55,000	(55,000)	(100)%	—	55,000	(55,000)	(100)%
Purchase price accounting step-up	2,247	1,009	1,238	123%	12,054	3,223	8,831	274%
Facility start-up and closure costs	400	2,100	(1,700)	(81)%	1,300	6,900	(5,600)	(81)%
Litigation costs, net of recoveries	3,363	(5,230)	8,593	(164)%	8,439	(1,970)	10,409	(528)%
Restructuring costs	5,178	2,663	2,515	94%	8,748	10,727	(1,979)	(18)%
Transaction costs (income)	3,465	5,382	(1,917)	(36)%	13,061	(3,882)	16,943	(436)%
Adjusted EBITDA	$10,154	$13,315	$(3,161)	(24)%	$30,974	$37,154	$(6,180)	(17)%

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA adjusts for the following:

●	Non-cash amortization expenses and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

●	Stock-based compensation expenses, a non-cash expense and are an important part of our compensation strategy;

●	Non-cash impairment charges, as the charges are not expected to be a recurring business activity;

●	Non-cash inventory valuation adjustments;

●	Non-cash other than temporary write-down of convertible notes receivable, as the charges are not expected to be a recurring business activity;

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

During the three months ended February 29, 2024, the Company exchanged $50.7 million principal of APHA 24 Notes prior to their maturity, demonstrating our commitment to optimizing our capital structure and enhancing financial flexibility. We intend to continue to opportunistically purchase or exchange additional APHA 24 Notes prior to their underlying maturity date in June 2024. We believe this demonstrates and reinforces our commitment to optimizing our capital structure and enhancing financial flexibility. See Note 27 (Subsequent events) for additional details.

For the Company's long-term liquidity requirements, we will be focused on funding operations through profitable organic and inorganic growth through acquisitions. We may need to take on additional debt or equity financing arrangements in order to achieve these ambitions on a long-term basis.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months ended				For the nine months ended
	February 29,	February 28,	Change	% Change	February 29,	February 28,	Change	% Change
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Net cash provided by (used in) operating activities	$(15,361)	$(18,632)	$3,271	(18)%	$(61,612)	$(35,692)	$(25,920)	73%
Net cash provided by (used in) investing activities	28,086	(4,592)	32,678	(712)%	83,293	(277,527)	360,820	(130)%
Net cash (used in) provided by financing activities	(10,909)	(2,442)	(8,467)	347%	(82,257)	63,922	(146,179)	(229)%
Effect on cash of foreign currency translation	(512)	445	(957)	(215)%	197	(1,615)	1,812	(112)%
Cash and cash equivalents, beginning of period	144,949	190,218	(45,269)	(24)%	206,632	415,909	(209,277)	(50)%
Cash and cash equivalents, end of period	$146,253	$164,997	$(18,744)	(11)%	$146,253	$164,997	$(18,744)	(11)%
Marketable securities	79,605	243,286	(163,681)	(67)%	79,605	243,286	(163,681)	(67)%
Cash and marketable securities(1)	$225,858	$408,283	$(182,425)	(45)%	$225,858	$408,283	$(182,425)	(45)%

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

Cash flows from operating activities

The change in net cash provided by (used in) operating activities was ($15.4) million and ($61.6) million for three and nine months ended February 29, 2024 compared to ($18.6) million and ($35.7) million for the prior year period. The decrease in cash used in the three month period was primarily related to the achievement of the previously described synergies. The increase in cash used in the nine month period was primarily related to the settlement of pre-acquisition liabilities assumed from the HEXO acquisition. Additionally, the prior period included the cash collection of the $18.3 million purchase price derivative from HTI as noted in the transaction cost section above, which did not recur in the current year.

Cash flows from investing activities

The change in net cash provided by (used in) investing activities was $28.1 million and $83.3 million for three and nine months ended February 29, 2024 compared to ($4.6) million and ($277.5) million for the prior year period, and is a result of the sale of marketable securities in the current periods compared to investing in marketable securities in the prior periods as well as the cash used in the acquisition of various businesses, Note 7 (Business acquisitions).

Cash flows from financing activities

The change in cash (used in) provided by financing activities was ($10.9) million and ($82.3) million for three and nine months ended February 29, 2024 compared to ($2.4) million and $63.9 million for the prior year period. In the current period, cash was provided by funds from the overallotment of TLRY 27 Notes and other long term debt offset by the repurchase of convertible notes and long-term debt, while in the comparative period a larger amount of cash was provided by the ATM capital raise and smaller amounts of repurchased debt.

ABC Group Credit Agreement

As previously disclosed, on January 5, 2024, the Company’s wholly-owned subsidiary, American Beverage Crafts Group, Inc. (f/k/a Four Twenty Corporation, the “Borrower”), entered into a waiver (the “Waiver”) to that certain Credit Agreement dated as of June 30, 2023 (the “ABC Group Credit Agreement”) by and among the Borrower, Bank of America, N.A., in its capacity as Administrative Agent, and certain other guarantors and lenders thereto. The Waiver effectively eliminated a potential event of default relating to the “Consolidated Leverage Ratio” financial covenant contained in the ABC Group Credit Agreement. On March 29, 2024, and in satisfaction of the Waiver requirements, the Borrower entered into a further amendment (the "Amendment") to the ABC Group Credit Agreement to reflect certain internal subsidiary contributions and lease transfers. The foregoing description of the Waiver and Amendment does not purport to be complete and is qualified in its entirety by the full text of each of the Waiver and Amendment, which are being filed as Exhibits 10.2 and 10.5, respectively, to this quarterly report on Form 10-Q for the quarter ended February 29, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023 during the nine months ended February 29, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2024, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of our recently acquired businesses including: (i) HEXO Corp., acquired June 22, 2023;, (ii) Truss Beverage Co. acquired August 3, 2023; and (iii) the portfolio of craft beer brands, assets and businesses comprising eight beer and beverage brands, acquired on September 29, 2023. These acquired businesses represented 2.3%, 0.4% and 3.8% of our consolidated assets and 4.3%, 0.9%, and 3.2% of our consolidated net revenues respectively as of and for the nine months ended February 29, 2024.

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

●

SweetWater, Breckenridge, Montauk and our recently-acquired craft beer brands each face substantial competition in the beer industry or the broader market for alcoholic beverage products which could impact our business and financial results.

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

We may have to recognize significant impairments in the carrying value of our investment in the MedMen secured convertible notes as a result of MedMen’s potential restructuring or liquidation undertakings.

On August 31, 2021, we acquired an indirect interest in certain senior secured convertible notes issued by MedMen. The notes are only exercisable upon U.S. federal legalization of cannabis or in certain other limited circumstances.  The notes are secured by a collateral portfolio consisting of assets and/or equity interests of numerous MedMen U.S. operating subsidiaries and intermediate holding entities. We currently record this investment in our financial statements as a convertible note receivable with a value of as February 29, 2024 of $32,000.

On January 24, 2024, MedMen disclosed that its chief executive officer had stepped down and its board had appointed a chief restructuring officer. In light of such developments, if MedMen experiences any restructuring activities, such as asset sales, liquidations, debt restructuring, foreclosures or assignments, it may lead to significant changes in MedMen’s operations and asset base, impacting the recoverability of our investment carrying values.  If MedMen is unable to continue as a going concern, then the value of our investments may be significantly impacted.  Restructuring and liquidation proceedings may impact the recoverability of our investments, particularly if there are competing claims on assets or if the process is subject to state and local laws rather than U.S. bankruptcy laws.  While our investment in MedMen benefits from security interests in certain of its assets, the realization of these interests could be challenging, especially in jurisdictions where U.S. bankruptcy laws do not apply. In such cases, we may be reliant on state and local restructuring processes or other negotiated arrangements to recover value from our collateral.

The occurrence of any restructurings or liquidations with respect to MedMen or any of its assets or businesses could lead to significant impairments in the carrying value of our investment in the MedMen convertible notes, which could materially and adversely affect our financial results and the value of our investment portfolio.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

From December 15, 2023 to December 21, 2023, the Company exchanged $18,500 aggregate principal of its APHA 24 Notes for cancellation by issuing 9,601,538 shares.

On January 9, 2024, Tilray Brands, Inc., a Delaware corporation (“Tilray”), entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”) pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $26,135 payable by 1974568 Ontario Limited (“Aphria Diamond”). As consideration for such note, Tilray issued 13,627,391 shares of its common stock to DDH, including any shares issued for downside protection provisions.

From January 10, 2024 to January 31, 2024, the Company exchanged $12,540 aggregate principal of its APHA 24 Notes for cancellation by issuing 6,873,001 shares.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2024 EBITDA Performance Awards

On April 4, 2024, the Company’s Compensation Committee (the “Committee”) approved certain terms and conditions of previously authorized performance-based grants to certain of the Company’s named executive officers and other key employees under the Tilray, Inc. Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”). These performance-based grants represent a contingent right to receive a cash payment or its equivalent in shares of Common Stock (the “2024 Performance Award”), as determined by the Committee. The 2024 Performance Award is subject to all of the terms and conditions as set forth in the 2018 Plan and the 2024 Performance Award Agreement (the “Award Agreement”).

The percentage of the 2024 Performance Awards earned will be based on the Company’s financial performance as measured against target goals for annual and cumulative Adjusted EBITDA (the "Performance Goals"), as determined by the Committee for the period beginning on June 1, 2023 and ending on May 31, 2026 (the “Performance Period”). The 2024 Performance Awards will vest as of the end of the Performance Period ( May 31, 2026) subject to the executive officer’s Continuous Service (as defined in the 2018 Plan), but will not settle and payout until the percentage of the 2024 Performance Awards earned is determined by the Committee. The executive officer may earn between 0% and 100% of the target award value based on the Company’s achievement of the Performance Goals.

If the executive officer’s Continuous Service terminates for any reason other than: (i) without Cause (as defined in the 2018 Plan) within 3 months of the end of the Performance Period; (ii) death; (iii) Disability (as defined in the 2018 Plan); or (iv) in connection with a Change in Control (as defined in the 2018 Plan), unless the Committee determines otherwise, the 2024 Performance Award shall be forfeited and canceled immediately without consideration. If the executive officer’s Continuous Service terminates without Cause within 3 months before the end of the Performance Period, a pro rata portion of the 2024 Performance Awards (calculated based on the days elapsed in a Performance Period prior to the termination of Continuous Service divided by the total days in the Performance Period) shall vest and become payable. If the executive officer’s Continuous Service terminates due to death or Disability prior to the end of the Performance Period, the 2024 Performance Awards will vest at 100% of the target award value. If the executive officer’s Continuous Service is terminated without Cause following a Change in Control, the 2024 Performance Awards will vest at 100% of the target award value.

The foregoing description is only a summary of the terms of the 2024 Performance Awards and is qualified in its entirety by reference to the full text of the 2024 Performance Awards, which has been filed as an exhibit to this Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2024.

Aphria Diamond Amalgamation and Amendment to Bank of Montreal Credit Facility

On March 14, 2024, 1974568 Ontario Limited (an Ontario Corporation doing business as “Aphria Diamond”) completed an amalgamation with Tilray Canada Ltd., with the successor corporation continuing as Aphria Diamond Inc. (“Aphria Diamond”). Following this amalgamation, Tilray continues to own 51% of the equity interests in Aphria Diamond.  In connection with the amalgamation transaction, Aphria Diamond also entered into the Second Amending Agreement, Consent and Waiver (the “BMO Amendment”).  The BMO Amendment amended the existing Amended and Restated Credit Agreement, dated as of November 28, 2022, by and among Aphria Diamond, Aphria Inc., Tilray Brands, Inc., and Bank of Montreal, among others.  The BMO Amendment provides, among other things, for lender consent to the amalgamation and customary benchmark replacement mechanics incorporating the Canadian Overnight Repo Rate Average.

APHA 24 Convertible Debt Exchange

On April 9, 2024, the Company entered into an agreement to exchange $41.9 million principal amount of its APHA 24 Notes for cancellation by issuing up to 25,000,000 shares. The foregoing issuance of Tilray’s common stock was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering. No underwriter participated in the offer and sale of the shares issued, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Fourth Amended and Restated Wholesale Cannabis Supply Agreement, dated as of January 5, 2024, by and between 1974568 Ontario Limited and Aphria Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2024).

10.2	Waiver to Credit Agreement, dated as of January 5, 2024, by and between Four Twenty Corporation, Bank of America, N.A., and the Guarantors and Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2024).

10.3*	Promissory note in the amount of $26,134,500 payable by 1945689 Ontario Limited.

10.4*	Form of 2024 EBITDA Performance Award.

10.5†	Third Amendment and Consent to Credit Agreement, dated as of March 29, 2024, by and among American Beverage Crafts Group, Inc. (formerly known as Four Twenty Corporation), Bank of America, N.A. and the Guarantors and Lenders party thereto.

10.6†	Amended and Restated Credit Agreement, dated as of March 14, 2024, by and among Aphria Diamond Inc., Aphria Inc., the Company, Bank of Montreal and the Guarantors and Lenders party thereto.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: April 9, 2024	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: April 9, 2024	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer