Form 10-K
period 2024-05-31
Tilray Brands, Inc.
filed 2024-07-30
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant’s Common Stock on The Nasdaq Global Select Stock Market on November 30, 2023, was approximately $1.3 billion.

As of  July 25, 2024,there were 842,961,757 shares of the Registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended May 31, 2024, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

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

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended  May 31, 2024 (the “Form 10-K”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements  under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; current or future macroeconomic trends and industry or regulatory trends; our statements regarding the consolidation of the Canadian cannabis industry; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

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

•	We may not achieve the expected revenue or other benefits from the craft beer operations acquired.

•	We may experience difficulties integrating HEXO’s operations and realizing the expected benefits of the Arrangement.

•

Additional impairments of our goodwill, impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our financial results.

•	We may have to recognize significant impairments in the carrying value of our investment in the MedMen secured convertible notes as a result of MedMen’s ongoing restructuring or liquidation undertakings.

•	Our business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.

•

Government regulation is evolving, including potential regulatory developments in the United States to broaden medical access to cannabis and reschedule cannabis from Schedule I to Schedule III under the Controlled Substances Act, and. Any unfavorable changes or lack of commercial legalization could impact our ability to carry on our business as currently conducted and the potential planned expansion of our business.

•	Our production and processing facilities are integral to our business and adverse changes or developments affecting our facilities may have an adverse impact on our business.

•	We face intense competition, and anticipate competition will increase, which could hurt our business.

•	Regulations constrain our ability to market and distribute our products in Canada.

•	United States regulations relating to hemp-derived CBD products, delta-9 products, and medical cannabis products are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

•	Changes in consumer preferences or public attitudes about alcohol could decrease demand for our beverage alcohol products.

•	SweetWater, Breckenridge, Montauk and our recently-acquired craft beer brands each face substantial competition in the beer industry or the broader market for alcoholic beverage products which could impact our business and financial results.

•	We have a limited operating history and a history of net losses, and we may not achieve or maintain profitability in the future.

•	We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.

•	Our strategic alliances and other third-party business relationships may not achieve the intended beneficial impact and expose us to risks.

•	We may not be able to successfully identify and execute future acquisitions, dispositions or other equity transactions or to successfully manage the impacts of such transactions on our operations.

•	We are subject to risks inherent in an agricultural business, including the risk of crop failure.

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

Item 1. Business.

Our Company

Tilray Brands, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company”, “Tilray”, “we”, “us” and “our”)  is a leading global lifestyle consumer products company, which was incorporated on January 24, 2018 and is headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia, New Zealand and Latin America that is leading as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection. Tilray’s mission is to be a leading premium lifestyle company with a house of brands and innovative products that inspire joy, wellness and create memorable experiences.

In January 2022, we changed our name from Tilray, Inc. to Tilray Brands, Inc, in order to emphasize our high-quality consumer-connected house of brands including SweetWater Brewing, Montauk Brewing, Shock Top, 10 Barrell, Breckenridge Brewery, Blue Point Brewing, Breckenridge Distillery, Broken Coast, Good Supply, Redecan, Solei, Tilray, XMG and Manitoba Harvest. In the U.S., we are the 5th largest craft brewer.  In Canada, we have the leading #1 market share in adult-use cannabis.  Outside of North America, we supply high-quality consumer products in over 20 countries spanning five continents through our global subsidiaries, and through agreements with established distributors.  Our Manitoba Harvest business is a leader in the hemp-based food category.

Our core values drive our performance and guide our pursuits:

Creativity: We find solutions to challenges by exploring all options, and by leveraging the collective ingenuity of our teams, internal fortitude, and by putting the consumers’ needs first. We continually set the bar higher for ourselves by encouraging and embracing innovative thinking, crafting an environment where new ideas are valued, and growth opportunities and continuous improvement are cultivated.

Respect: We treat everyone with dignity and consideration, acknowledging the diverse perspectives and contributions of individuals by fostering a culture of openness, inclusivity and belonging. We assume positive intent no matter how challenging.

Accountability: We take ownership of our responsibilities and actions and are resilient and adaptive in the face of change. We take pride in the maintenance of our world-class facilities and the quality of our products. We make choices rooted in the belief that safety, transparency, integrity, and accountability are at the core of all that we do.

Fun: We have fun by engaging the spirit and lifestyle of our brands. We love what we do, and it shows in the quality of our products, the passion of our teams, and the response of our consumers. We work hard and we also recognize the importance of enjoying the journey as much as the outcome.

Teamwork: We strive for excellence and are steadfast yet agile in the pursuit of our goals by emphasizing collaboration and teamwork. We recognize that collective effort and shared goals lead to greater success, and we encourage open communication and mutual support within our team.

Our Strategy and Outlook

Our overall strategy is to leverage our brands, infrastructure, expertise and capabilities to drive revenue growth in the industries in which we compete, achieve industry-leading, profitability and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in data analytics and consumer insights, in order to drive category management leadership and assess opportunities for the introduction of new categories, products and entries into new geographies. In addition, we are relentlessly focused on managing our cost structure and expenses in order to maintain our strong financial position. Finally, our experienced leadership team provides a strong foundation to accelerate our growth. Our management team is complemented by experienced operators, cannabis industry experts, veteran beer and beverage industry leaders and leaders that are well-established in wellness foods, all of whom apply an innovative and consumer-centric approach to our businesses.

To achieve our vision of building the leading global lifestyle consumer products company that is leading as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection, we will focus on the following strategies:

•

Build global brands that lead in their respective industries by winning the hearts and minds of our consumers and patients. We have a house of high-quality, consumer/patient connected brands, which are beloved and trusted by our consumers and patients.  Through this extensive portfolio, we seek to continue to build loyalty by providing our consumers and patients with a differentiated and expanded portfolio designed to meet their needs and desires, driven by research and insights. In fiscal year 2024, we launched our Broken Coast® medical cannabis in Australia and our intention is to continue to expand our brands into adjacent industries and new markets around the world where permitted under applicable laws.

•

Develop innovative products and form factors that change the way the world consumes cannabis. In Canada, we produce, market and sell the most comprehensive portfolio of adult-use cannabis and medical form factors, including whole flower, pre-rolls, vapes, topicals, edibles (gummies and chocolates) and beverages. We plan to continue to develop innovative products that possess the most consumer demand and are truly differentiated from our competitors, while optimizing our cultivation and production facilities. We will continue to invest in innovation in order to continue to provide our patients and consumers with a differentiated portfolio of products that exceeds their expectations and meets their needs.

•

Grow and leverage our investment in beverage and hemp-based food.  Within the U.S., our strategic acquisitions of beverage businesses are the cornerstone of our longer-term U.S. strategy and an important step towards achieving our vision to lead as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection.  In addition to acquiring strong brands and profitable businesses, our strategic investments in beverage and food in the U.S. provides us with a platform and infrastructure to enable us to access the U.S. market more quickly in the event of federal legalization.  In advance of federal legalization, we are focused on leading the beer and spirits segments, including building our ever-growing beverage portfolio by bringing new consumers into the segment, focusing on new product development and driving innovation that delights our consumers while expanding brand awareness. This fiscal year, we significantly expanded our beverage business and capabilities by acquiring a portfolio of beverage brands, assets and businesses comprising eight beer and beverage brands from Anheuser-Busch Companies, LLC, ("AB") including the breweries and brewpubs associated with them. The acquired businesses/brands include Shock Top, Breckenridge Brewery, Blue Point Brewing Company, 10 Barrel Brewing Company, Redhook Brewery, Widmer Brothers Brewing, Square Mile Cider Company, and HiBall Energy and are a welcomed addition to our growing beverage business. We have also diversified our presence in the beverage segment through Breckenridge Distillery, known for its award-winning bourbon whiskey collection and innovative craft spirits portfolio.  In addition to driving growth in our beverage businesses, we also seek to drive growth in our Tilray Wellness platform, which currently consists of our Manitoba Harvest brand and other hemp-based foods and ingredients products as well as our Happy Flower hemp-derived CBD beverages. We are focused on consumer insights and consumer marketing activities, new product development, as well as educating the consumer on the benefits from hemp-based foods. In the event of federal legalization in the U.S., we expect to be well-positioned to compete in the U.S. cannabis market given our portfolio of strong brands and distribution system in addition to our track record of growth in consumer-packaged goods and cannabis products.  Until federal legalization, we intend to continue to diversify and grow our businesses while maximizing their profitability.

•

Expand the availability of high quality, consistent medical cannabis products for patients around the world, wherever it is legal. Since 2014, we have seen an increase in the demand for medical cannabis from patients, doctors and governments in conjunction with a shift in the medical community, which is increasingly recognizing medical cannabis as a viable option for the treatment of patients suffering from a variety of health conditions. We are focused on driving the availability of high-quality medical cannabis that is accessible to all who need it. Internationally, we have made significant investments in our operations within Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands, distribution network in Germany with CC Pharma, and end-to-end European Union Good Manufacturing Practices (“EU-GMP”) supply chain, which includes EU-GMP production facilities in Portugal and Germany. We intend to continue to maximize the utilization of our existing assets and investments in connection with the development and execution of our international growth plans, while leveraging our cannabis expertise and well-established medical brands as well as our Canadian brands. Through our well positioned cultivation facilities in Portugal and Germany and those in Canada, we intend to fuel the demand for our EU-GMP certified medical grade cannabis internationally. Furthermore, in the event that recent efforts in the U.S. to reschedule cannabis as a Schedule III substance prevail and enable Tilray to enter the medical cannabis business, we believe that as a leader in medical cannabis businesses in both Canada, Europe and Australia, Tilray has the expertise to launch medical cannabis operations in the U.S. expeditiously. By leveraging our existing foundation, we plan to grow our leadership position in the evolving global cannabis industry.

•

Optimize and drive efficiencies in our global operations with a relentless focus on cost reduction and cash generation.  In each of our pillars, we continuously evaluate our cost structure for efficiencies and synergies and eliminate cost when warranted. In cannabis, our state-of-the-art facilities are among the lowest cost production operations with the capabilities to produce a complete portfolio of form factors and products, including flower, pre-roll, capsules, vapes, edibles and beverages. In beverage alcohol, we are focused on integrating our recently acquired craft brands and improving our cost structure. This approach has permitted us to maintain a strong, flexible balance sheet, cash balance and access to capital, which we believe will assist us to accelerate growth and deliver long-term sustainable value for our stockholders.

Acquisitions and Strategic Transactions

In connection with executing our strategy as outlined above, during Fiscal 2024 we completed the following transactions:

On June 22, 2023, Tilray acquired HEXO Corp. ("HEXO"), a cannabis company in Canada (the “HEXO Acquisition”). We believe this transaction positions Tilray for continued strong growth and market leadership in Canada, the largest federally legal cannabis market in the world.

On August 3, 2023, Tilray acquired the remaining 57.5% equity interest in Truss Beverage Co. ("Truss"), a cannabis beverage company, from Molson Coors Canada ("Molson").  This purchase represented the equity portion of Truss that had not been previously acquired as part of the HEXO Acquisition. Production of Truss’ beverage brands was subsequently shifted to our London, Ontario facility.

On September 29, 2023, Tilray acquired a portfolio of brands, assets and businesses comprising eight beer and beverage brands from AB including breweries and brewpubs associated with them (the “Craft Acquisition”). The acquired businesses/brands included Shock Top, Breckenridge Brewery, Blue Point Brewing Company, 10 Barrel Brewing Company, Redhook Brewery, Widmer Brothers Brewing, Square Mile Cider Company, and HiBall.

Reportable Segments

Our business consists of four reporting segments, which are defined by the industry in which we compete, target consumer and need, route to market, and margins.  This enables us to track and measure our performance and build processes for repeatable success in each of these categories. Our defined reporting segments align with how our Chief Operating Decision Maker (“CODM”) evaluates and manages our business, including resource allocation and performance assessment.  We report our operating results in four reportable segments:

•	Beverage alcohol – Production, marketing and sale of beverages

•	Cannabis – Cultivation, production, distribution and sale of both medical and adult-use cannabis products

•	Distribution – Purchase, resale and distribution of pharmaceutical and wellness products

•	Wellness – Production, marketing and distribution of hemp-based food and other wellness products

Revenue in these four reportable business segments, and the year over year comparison, is as follows:

	Year Ended	% of Total	Year Ended	% of Total	Year Ended	% of Total
(In thousands of U.S. dollars)	May 31, 2024	Revenue	May 31, 2023	Revenue	May 31, 2022	Revenue
Beverage alcohol business	$202,094	25%	$95,093	15%	$71,492	11%
Cannabis business	272,798	35%	220,430	35%	237,522	38%
Distribution business	258,740	33%	258,770	41%	259,747	41%
Wellness business	55,310	7%	52,831	9%	59,611	10%
Total net revenue	$788,942	100%	$627,124	100%	$628,372	100%

Revenue in these four reportable business segments as reported in constant currency1, and the year over year comparison, is as follows:

	Year Ended		Year Ended
	May 31, 2024		May 31, 2023
(In thousands of U.S. dollars)	as reported in constant currency	% of Total Revenue	as reported in constant currency	% of Total Revenue
Beverage alcohol business	$202,094	25%	$95,093	15%
Cannabis business	274,763	35%	220,430	35%
Distribution business	259,671	33%	258,770	41%
Wellness business	55,533	7%	52,831	9%
Total net revenue	$792,061	100%	$627,124	100%

Revenue from our cannabis operations from the following sales channel and the year over year comparison is as follows:

	Year Ended	% of Total	Year Ended	% of Total	Year Ended	% of Total
(In thousands of U.S. dollars)	May 31, 2024	Revenue	May 31, 2023	Revenue	May 31, 2022	Revenue
Revenue from Canadian medical cannabis	$25,211	9%	$25,000	11%	$30,599	13%
Revenue from Canadian adult-use cannabis	266,846	98%	214,319	97%	209,501	88%
Revenue from wholesale cannabis	25,340	9%	1,436	1%	6,904	3%
Revenue from international cannabis	53,295	20%	43,559	20%	53,887	23%
Less excise taxes	(97,894)	(36)%	(63,884)	(29)%	(63,369)	(27)%
Total	$272,798	100%	$220,430	100%	$237,522	100%

Revenue from our cannabis operations from the following sales channel as reported in constant currency1 and the year over year comparison is as follows:

	Year Ended		Year Ended
	May 31, 2024		May 31, 2023
(In thousands of U.S. dollars)	as reported in constant currency	% of Total Revenue	as reported in constant currency	% of Total Revenue
Revenue from Canadian medical cannabis	$25,441	10%	$25,000	11%
Revenue from Canadian adult-use cannabis	269,534	98%	214,319	97%
Revenue from wholesale cannabis	25,651	9%	1,436	1%
Revenue from international cannabis	53,036	19%	43,559	20%
Less excise taxes	(98,899)	(36)%	(63,884)	(29)%
Total	$274,763	100%	$220,430	100%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” for a discussion of these Non-GAAP Measures.

Beverage Segment

Our Brands and Products

We are a major player in the craft alcohol and beverage business through our evolving portfolio and are the 5th largest craft brewery in the United States according to the Brewers Association. Through our evolution of product offerings and exciting new brands, Tilray's craft beverages establish a broad consumer appeal which has enabled strong distribution across the United States. The Company also operates in the craft spirits businesses through Breckenridge Distillery, which was founded in 2008 as a small craft spirits brand in Breckenridge, Colorado but has since grown its award-winning bourbon whiskey collection and innovative craft spirits portfolio to be distributed in all 50 states in addition to owning two tasting rooms/retail shops and a world class restaurant.

Our beverage alcohol brands include:

•

SweetWater –A craft brand with an award-winning lineup of year-round, seasonal and specialty beers under a portfolio of brands closely aligned with a cannabis lifestyle, which include the flagship 420 alcoholic beverage offerings, its SweetWater Spirits, a new collection of bright and refreshing ready-to-drink mixed cocktails in a can and our newest innovation SweetWater Gummies, a fruit forward 9.5% ABV of refreshing double IPA. We believe the SweetWater product offerings, including Red White and Blue American Lager resonate across all consumer’s that want to drink flavorful and refreshing products and that it will be a staple at backyard barbecues, tailgates, and get-togethers. We also continue to be innovative with our 420 Strain G13 IPA, which plays a critical role in our portfolio and resonates as a cannabis lifestyle brand. SweetWater’s various 420 strains of craft brews use plant-based terpenes and natural hemp flavors that, when combined with select hops, emulate the flavors and aromas of popular cannabis strains to appeal to a loyal consumer base.

•

Shock Top – An award winning traditional Belgian-style wheat ale that was originally introduced in 2006 as a seasonal offering. After taking home the gold medal at the North American Beer Awards in the Belgian White category, it became a year-round offering. Shock Top Belgian White is a spiced wheat ale brewed with coriander spice and the peels of three different citrus fruits: orange, lemon, and lime. This uniquely crafted ale is unfiltered to create a naturally cloudy brew with a light golden color and a smooth, refreshing finish.

•

Montauk – As the #1 craft brewer in Metro New York, Montauk is well-known for its beloved product portfolio, premium price point, and distribution across over 6,400 points of distribution. Wave Chaser IPA is a staple of Montauk and has expanded into Surf Beer, a Golden Ale, Tropical IPA, Juicy IPA and most recently NA IPA, a non-alcoholic offering. We have also launched Project 4:20, a terpene flavored beer with earthy aromas which is focused on giving back to local green charities. Montauk’s brand reach has predominantly been in New York City, Long Island, and northern New Jersey, but has now been expanded into Connecticut, Rhode Island, Upstate New York, Pennsylvania and the remainder of New Jersey.

•

Blue Point Brewing Company – Founded in 1998, Blue Point has grown into one of the largest breweries in New York State, offering a lineup of easy-drinking and innovative craft beers. Its product portfolio includes Toasted Lager, Hoptical Illusion, Imperial Sunshine, as well as a rotating line of Innovation Beers. Blue Point has won numerous awards over the years that highlight the quality of innovation at forums such as the World Beer Cup, the Great American Beer Festival, the New York Craft Beer Competition, the Australian International Beer Awards, and the Atlantic City Beer Festival.

•

Breckenridge Distillery – A highly sought-after and award-winning brand widely known for its blended bourbon whiskey and its collection of artisanal spirits including vodka and gin that brings to life the best that Colorado has to offer. Breckenridge continues to be one of the most awarded craft distilleries in the U.S.

•

Breckenridge Brewery – Doors opening in 1990 in the ski town of Breckenridge, Colorado, the brand has grown into one of the most recognized craft breweries in the U.S. Today. Breckenridge Brewery has two locations to visit – the original brewpub in Breckenridge and its renowned Farm House restaurant in Littleton, CO, outside Denver. With a focus on balanced, approachable, and interesting beer, the brewery’s portfolio includes Avalanche Amber Ale, Palisade Peach Wheat, Juice Drop Hazy IPA, Funslinger Lager, Vanilla Porter, Hop Peak IPA, Juice Drop Imperial Hazy IPA, Strawberry Sky, Mountain Beach Session Sour, Agave Wheat, Palisade Peach Light, Nitro Vanilla Porter, Nitro Irish Stout, and Christmas Ale (seasonal). In 2022, Breckenridge Agave Wheat won a Bronze medal in the American Wheat Beer category at the Great American Beer Festival.

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

•

Green Flash – An award-winning, independently owned and operated craft brand founded in 2002 to bring fresh ideas and a sense of adventure to craft beer. Green Flash delivers an eclectic lineup of specialty craft beers and distributes them throughout the west. Our staple brand, West Coast IPA, as well as our newly launched Hazy West Coast IPA, continue to excite consumers across the west coast. Green Flash has created a variety 12-pack that takes the best of the west and the east to make an exciting and adventurous consumer experience.

•

Widmer Brothers Brewing – Founded in Portland, Oregon in 1984, Widmer Brothers is one of the largest craft breweries in the Pacific Northwest. In 1986, Widmer Brothers introduced its Hefe beer, an American variant on the traditional Hefeweizen, which spread widely across the country. In the 2023 Best of Craft Beer Awards, Hefe won Gold in the American Wheat category and Widmer Brothers was awarded “Large Brewery of the Year”. Its award-winning beers include Hefe, Drop Top Amber, Deadlift Imperial IPA, Hopcadia NW IPA, Cold Waters Cold IPA, Juicy Sunrise IPA, and Green Skies Hazy IPA.

•

10 Barrel Brewing Company – Founded in 2006 in Bend, Oregon, 10 Barrel Brewing boasts an award-winning team of brewers and has four brewpub locations: Bend West (Bend, OR), Bend East (Bend, OR), Portland, OR and Boise, ID. 10 Barrel is one of the most acclaimed breweries in the U.S., winning a gold medal at the 2022 Great American Beer Festival in the Specialty Berliner-Style Weisse category and a bronze medal in the German Sour Ale Category. 10 Barrel is consistently a top medal winner at the Oregon Beer Awards. Its products include Apocalypse IPA, Nature Calls, Profuse Juice, Rock Hop IPA, All Ways Down, Club Tread Mandarin IPA, Pilsner, Pub Beer, and Cucumber Crush. 10 Barrel took home three Gold and one Silver medal at the 2023 World Beer Cup.

•

Redhook Brewery – Founded in Seattle, Washington, Redhook is one of the nation’s original craft breweries, crafting better beer since 1981. Four decades later, one thing has never changed—Redhook is still brewing great beers. Its award-winning beers include Big Ballard Imperial IPA, Hazy Big Ballard Imperial IPA, Tropical Big Ballard Imperial IPA, Storm Surge Hazy IPA, Lagersquatch Lager, and Long Hammer IPA. Redhook Brewlab opened in 2017 in the heart of Seattle’s Capitol Hill neighborhood. It has an 8-barrel brewing system where consumers can taste the latest experiments. In 2023, Redhook launched its Big Ballard IPA Variety Pack, the industry’s first Imperial Craft 18pk.

•

Square Mile Cider Company – Launched in 2013, Square Mile Cider offers ciders made with pure Pacific Northwest apples and lager yeast to create a perfectly crisp, clean, and semi-dry hard cider. Its offerings include Original Hard Cider, Rosé Apple Cider, Peach Lemonade Cider, Raspberry Lemonade Cider, and Imperial Blackberry Pie.

•

HiBall Hardball – Founded in 2005, the HiBall brand has expanded from clean energy drinks to the innovative introduction of our refreshing Hiball Hardball coolers, which are set to launch in Fall 2024 and will feature Fruit Punch, Blue Raspberry and Pineapple flavors in a 16oz. resealable bottle. HiBall is about bold flavors on your terms and we're ready to make some noise.

Our Operations

In beverage alcohol, we have diverse and expansive facilities across the U.S. which produce a balanced variety of year-round and seasonal specialty craft brews under our 12 craft beverage brands. Specifically, we have 6 production facilities across the U.S.: Atlanta, GA, Fort Collins, CO, Portland, OR, Bend, OR, Littleton, CO and Patchogue, NY and 11 vibrant brewpubs for our curated brand portfolio.  Through the continued expansion of our operational footprint, we have also broadened our production capabilities to include ciders, seltzers, non-alcoholic and functional beverages.  Additionally, Breckenridge Distillery, the world’s highest distillery, located in Breckenridge, Colorado is where our award-winning craft spirits are produced.

Distribution

In the U.S., our beverage alcohol brands are distributed under a three-tier model. Tilray’s beer portfolio is distributed in all 50 states by over 500 distributors, of which 75% of which belong to the Anheuser-Busch network, 20% belong to the Molson Coors network and the remaining 5% are other distributors, with brand strongholds in the Pacific Northwest, Southwest, Southeast, and Northeast. Our distribution points include nearly 70,000 off-premises retail locations ranging from independent bottle shops to national chains. Additionally, the Company’s significant on-premises business allows consumers to enjoy its brands in more than 30,000 restaurants and bars.

In addition to our traditional distribution footprint, our brands can be found in airports and sports venues across the U.S. with branded taprooms in John F. Kennedy International Airport and Long Island MacArthur Airport in Long Island, New York, Hartsfield-Jackson Atlanta International Airport, and Denver International Airport, and partnerships with the New York Mets, Denver Nuggets, Atlanta United, University of Florida, the Portland Timbers, University of Colorado, Denver state and University of Washington among others. Our brands can also be found aboard all Delta Airline Flights nationwide and internationally. Additionally, the Company has developed a strong international presence with our craft beers and spirits being distributed across Europe, Asia and Australia as well as and aboard international cruise lines.

Consistent with our distribution strategy, our craft spirit brands from Breckenridge Distillery are distributed in all 50 states, and in two on-premises tasting and retail store locations. In addition to our traditional distribution, Breckenridge Distillery is the official bourbon and vodka sponsor of the Denver Broncos. Breckenridge is also distributed in 8 different countries, including Canada, Germany, UK, Macau, Australia, New Zealand, and Singapore, with the intention of further expanding our international distribution.

Regulatory Environment

Beverage-Alcohol in the United States

The alcoholic beverage industry in the United States is regulated by federal, state and local governments. These regulations govern the production, sale and distribution of alcoholic beverages, including permitting, licensing, marketing and advertising. To operate our production facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including but not limited to, the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”), the FDA, state alcohol regulatory agencies and state and federal environmental agencies. Our brewery and distillery operations are subject to audit and inspection by the TTB at any time.

In addition, the alcohol industry is subject to substantial federal and state excise taxes.  Excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals.

Competitive Conditions

Beverage-Alcohol Markets

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

Cannabis Segment

Our Brands and Products

Our Medical Cannabis Brands

We were among the first companies to be permitted to cultivate and sell legal medical cannabis. Today, we supply high-quality medical cannabis products to over 100,000 patients spanning five continents through our global subsidiaries, and through agreements with established pharmaceutical distributors.  Tilray Medical is dedicated to transforming lives and fostering dignity for patients in need through safe and reliable access to a global portfolio of medical cannabis brands, including Tilray, Aphria, Broken Coast, Symbios, Navcora, Charlotte's WebTM, as well as select adult-use brands. Tilray grew from being one of the first companies to become an approved licensed producer of medical cannabis in Canada to building the first GMP-certified cannabis production facilities in Europe; in Portugal and Germany. Today, Tilray Medical is one of the largest suppliers of medical cannabis brands to patients, physicians, hospitals, pharmacies, researchers and governments in countries spanning across five continents.  Our medical cannabis brands consist of:

•

Tilray® - The Tilray brand is a medical cannabis brand designed for prescribers and patients in the global medical market by offering a wide range of consistent high-quality, pharmaceutical-grade medical cannabis and cannabinoid-based products.  We believe patients and prescribers choose the Tilray brand because of our rigorous quality standards and the brand is a trusted, scientific based brand known for its medical-grade products. In Canada, Tilray has also partnered with Indiva to carry a wider array of product offerings, specifically in the edibles category, through its medical platform to better serve the interests of our patients.

•

Aphria®- Since 2014, the Aphria brand is a leading, trusted choice for Canadian patients seeking high quality pharmaceutical-grade medical cannabis. Today, the Aphria brand continues to be a leading brand in Canada.

•

Broken Coast® - Medical cannabis products under the Broken Coast brand are grown in small batches in single-strain rooms, with a commitment to product quality in order to meet our Canadian patient expectations. During the year-ended May 31, 2024, the Company completed its first shipment of Broken Coast product to Australia where the trusted reputation and stringent quality of its medical cannabis products and continues to expand its product offerings.

•

Symbios® - Launched in 2021, Symbios was developed to provide Canadian patients with a broader spectrum of formats and unique cannabinoid ratios at a better price point while offering a full comprehensive assortment of products, including flower, oils, and pre-rolls.

•	Navcora® - Launched in 2020, Navcora is dedicated to making pharmaceutical grade cannabis more accessible in the German market.

•

Charlotte's WebTM - Last year, the Company entered into a strategic alliance which includes licensing, manufacturing, quality, marketing and distribution for Charlotte’s WebTM CBD hemp extract products in Canada. For the first time, Canadians had the ease of nationwide availability of Charlotte’s WebTM full spectrum CBD products through Tilray’s medical cannabis distribution network.

Tilray Medical is a leading provider of EU-GMP certified medical cannabis products with a comprehensive portfolio of THC and CBD products, each with a unique profile of cannabinoids and terpenes.  Each medical cannabis product that Tilray offers has been selected to ensure patients can receive both the highest product quality as well as consistency when it comes to supply of their medicinal cannabis products.

We take a scientific approach to our medical-use product development, which we believe establishes credibility and trust in doctors, patients and governments.. We continue to conduct extensive research and development activities and develop and promote new products for medical use.

Our Adult-Use Cannabis Brands

We believe that our portfolio of brands, developed for consumers across broad demographics and targeted segments, remains unmatched in the industry. With a focus on brand building, innovation, loyalty and conversion, we seek to drive growth with our differentiated portfolio of brands and products, both in sales and market share across categories. The Company is investing capital and resources to establish a leadership position in the adult-use market in Canada. These investments are focused on building our brands with consumers through product innovation, distribution, trade marketing and cannabis education. Our strategy is to develop a brand focused portfolio that resonates with consumers in all category segments.

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

ECONOMY BRANDS
Bake Sale

Unlock culinary creativity with Bake Sale's perfect balance of potency and affordability. Whether you're crafting in the kitchen or sparking up, Bake Sale delivers delectable cannabis experiences that won't break the bank.

VALUE BRANDS
Good Supply

Good Supply offers feel good highs for the stoner in everyone. Consistent, dependable and readily available in classic, innovative and novel formats. We’re always up for a good time—and you should be too—because cannabis is supposed to be fun. Trust Good Supply to deliver an exciting sensorial experience that you can depend on.

Original Stash	Keep it real with Original Stash – staying true to the essence of the cannabis culture. Crafted with care and priced just right, our high-quality weed embodies the OG spirit. It's all about enjoying the pure thrill of toking without draining your wallet. No fuss, just quality bud.
MAINSTREAM BRANDS
Redecan	Quality cannabis starts with how it’s made. No shortcuts, no excuses. Redecan was founded on the belief in quality at every stage. With a purpose-built facility and hand-trimmed buds, Redecan delivers on its promise of excellence.
Canaca

Canaca brings Canadian inspiration to our technically innovative cannabis products that are potently Canadian and crafted for intensity. Prepare for your senses to be thrilled from the untamed flavors and aromas of our ultra-potent and pure products, for a homegrown experience that’s beautiful to behold – just like the country we call home.

RIFF

RIFF loves a joint effort. We collaborate with growers and the hottest creatives in our communities to bring you that fire. It’s all about celebrating the joy of connecting with others and encouraging our community to create something meaningful. We strive to elevate the standard for cannabis in Canada, ‘cause if it’s not expertly grown, crafted or made — it's not worth being on the shelf.

Hexo	Experience the essence of Quebec with HEXO's greenhouse-grown cannabis. Cultivated amidst the lush landscapes of Quebec, our buds embody the region's rich heritage and natural beauty.
Solei	Intentionally elevate your mind and body with Solei. With thoughtfully designed cannabis products, you can curate sensorial experiences based on what you need, when you need it, entirely on your terms. Let us be your well-being guide in innovative formats, featuring varied and rare cannabinoids, curated to allow you to easily fine-tune your wellness routines.
XMG	XMG is the #1 cannabis beverage brand in Canada focused on delivering high intensity and full flavor. Every beverage is maxed out at 10mg of nano-emulsified THC for a powerful and fast-acting experience. XMG is bold and unapologetic – our mission is to be straight-up, bold, and rebellious in creating beverages that are unique, intense, and fun. With multiple product lines ranging from XMG+, with naturally occurring caffeine, to XMG Zero, with zero calories and zero sugar, and a range of flavors across nostalgic sodas and refreshing fruit flavors, there’s something for everyone and every occasion.
Mollo	Mollo was one of the first cannabis-infused beverages launched in the Canadian market and continues to be a top five beverage brand nationally. Mollo is dedicated to crafting beverages for every social occasion and to offer Canadians healthier alternatives to alcohol-based beverages. Mollo is inviting, easygoing, and confident in helping consumers slow down and take it all in where chilling and connecting are the focus. Mollo 10 continues to be the top beer-analogue cannabis-infused beverage in the market, and Mollo has launched Ciders and Seltzers so that Canadians can have a variety of non-alcoholic options for every season and celebration!

Chowie Wowie	At Chowie Wowie, we think edibles should be fun, safe, tasty and consistent – and most importantly, enjoyed with friends. That’s why we make delicious edibles portioned for super shareability with consistent and reliable dosing. So, whether you’re looking for a fruity explosion of gummy deliciousness or a buttery-smooth chocolate indulgence, we’ve got something right for you and your friends.
PREMIUM BRANDS
Broken Coast	Broken Coast is a heritage cannabis brand widely recognized for setting the standard for craft cannabis in Canada. We are relentlessly dedicated to producing the ultimate expression of craft cannabis by using proprietary growing practices in bespoke growing conditions for each cultivar that we diligently phenohunt. This means all our craft cannabis is grown indoors in small-batch, strain-specific rooms, then is slowly hang cured before being hand trimmed.

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

We currently maintain key international operations in Portugal, Germany, Poland, Italy, United Kingdom, Australia, New Zealand and Argentina. In establishing our international footprint, we sought to create operational hubs in those continents where we identified the biggest opportunities for growth and designed our operations to ensure consistent, high-quality supply of cannabis products as well as a distribution network.  While these markets are still at various stages of development, and the regulatory environment around them is either newly formed or still being formed, we are uniquely positioned to bring the knowledge and expertise gained in Canada and leverage our operational footprint in order to generate profitable growth in these geographies.

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

Tilray is party to a distribution agreements with Great North Distributors and Northern Elements to provide sales force and wholesale/retail channel expertise required to efficiently distribute our adult-use products through each of the provincial/territorial cannabis control agencies, excluding Quebec. We also engage Rose Life Sciences Ltd. as our sale agent exclusively for the Province of Quebec, representing our entire brand portfolio.

Canadian Medical Market

In Canada, Tilray Medical operates a direct to patient distribution model and online platform for patients to effectively and efficiently manage the process of registering and ordering medical products from Tilray Medical’s full portfolio of medical brands including Tilray, Aphria, Broken Coast, Symbios, Navcora, Charlotte's WebTM, as well as selected adult-use brands.

International Medical Markets

Tilray Medical currently offers broad access to medical cannabis products in legal medical markets across Europe, Australia, New Zealand and Latin America. Our global portfolio of medical cannabis products includes high-quality, GMP-certified flower and extracts. Through our various subsidiaries and partnerships with distributors, our medical products are available to patients on 5 continents, which include the following international distribution channels:

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

European Union Medical Use

Each country within the European Union (“EU”) has its own laws and regulations relating to medical and adult-use cannabis, with most countries only permitting the use of medical cannabis and then to varying degrees.  Countries within the EU are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Czech Republic), some are engaging in an experiment for adult-use (Germany, Netherlands and Switzerland) and some are debating regulations for cannabinoid-based medicine (France and Spain).

The EU also requires adherence to EU-GMP standards for the manufacture of active substances and medicinal products, including cannabis products. The EU system for certification of GMP allows a Competent Authority of any EU member state to conduct inspections of manufacturing sites and, if the strict EU-GMP standards are met, to issue a certificate of EU-GMP compliance that is also accepted in other EU member countries.

Competitive Conditions

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

As of May 31, 2024, Health Canada has issued approximately 1,000 active licenses to cannabis cultivators, processors and sellers. Health Canada licenses are limited to individual properties. As such, if a licensed producer seeks to commence production at a new site, it must apply to Health Canada for a new license. As of May 31, 2024, approximately 3,615 authorized retail cannabis stores have opened across Canada. As demand for legal cannabis increases and the number of authorized retail distribution points increases, we believe new competitors are likely to enter the Canadian cannabis market. Nevertheless, we believe our brand recognition combined with the quality, consistency, and variety of cannabis products we offer will allow us to maintain a prominent position in the Canadian adult use and medical markets.

Competition is also based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service.

Internationally, cannabis companies are limited to those countries which have legalized aspects of the cultivation, distribution, sale or use of medical cannabis. We possess operational hubs in continents with significant growth opportunities and the production capability and distribution network to distribute such products throughout the region served by each hub. The barrier to entry for competitors in these jurisdictions is significantly influenced by the national regulatory landscape with respect to cannabis and the economic climate subsisting in each region.

We expect more countries to pass regulation allowing for the use of medical and/or recreational cannabis. While expansion of the global cannabis market will provide more opportunities to grow our international business, we also expect to experience increased global competition.

Distribution Segment

Our Business

CC Pharma GmbH was founded in 1999 and is today one of the leading drug importers in Germany. It specializes in the re-importation and parallel importation of European pharmaceuticals, providing the healthcare market with branded medicines in a more cost-effective manner. This serves a socially and economically responsible supply of medicines, to which we have been committed for over 25 years.  We import pharmaceuticals and make them fit for exclusive distribution in the German market. By supplying our services as a pharmaceutical importer, we actively contribute to reducing the costs of medicinal products within the scope of healthcare policy.

Our Customers and Product Lines

Our customers include public pharmacies, hospital pharmacies, and specialized pharmacies as well as pharmaceutical wholesalers. Distributing roughly 1,200 product lines, we offer a wide range of medicinal productions for different indications, including anti-rheumatic, oncology, and HIV prescription drugs.

As one of the leading pharmaceutical importers, we have leveraged our core expertise and years of experience in the import business to import high-quality, medical cannabis products for supply to pharmacies and pharmaceutical wholesalers.  We also bring experience in the pharmacy market – especially in the areas of infrastructure, international logistics, distribution and regulatory requirements.

Regulatory Environment

Reliable quality assurance is a top priority at CC Pharma. The basis of our quality management are the legal regulations, especially the GDP and GMP guidelines. We use the latest technological means and qualified personnel to continuously improve our company processes.

Wellness Segment

Our Brands and Products

Our Tilray Wellness segment primarily consists of the Manitoba Harvest branded hemp-based food business, which develops, manufactures, markets and distributes a diverse portfolio of hemp-based food and wellness products under various brands, which include Manitoba Harvest, Hemp Yeah!, and Just Hemp Foods. Manitoba Harvest products are sold in major retailers across the U.S. and Canada. Tilray Wellness also manufactures, markets, and distributes wellness beverages, including HiBall Energy and Happy Flower. HiBall Energy was acquired through the Craft acquisition and is made with zero sugar, zero calories, and organic caffeine. HiBall’s products have included Grapefruit, Watermelon Mint, Wild Berry, Blackberry, and Vanilla – all crafted with a proprietary energy blend, consisting of caffeine, guarana, and ginseng. Happy Flower is a line of hemp-based cannabinoid infused beverages with further future possible potential in HD-D9 ("hemp-derived Delta 9") THC beverage formulations.

Our Operations

In our Wellness segment, we own two BRC accredited facilities located in Manitoba, Canada that are dedicated to hemp processing and packaging Manitoba Harvest, Just Hemp Foods, and Hemp Yeah! branded products and private label products including hulled hemp seeds, hemp oil, and hemp protein.

Distribution

Our wellness sales consist of hemp and other hemp-based food products, which are sold to retailers, wholesalers, and direct to consumers. We are a leading provider of hemp seeds and related food products that are sold in over 21,000 retail locations in the United States and Canada and available globally in 18 countries.

Regulatory Environment

United States Regulation of Hemp-Based CBD & THC

Hemp products are subject to state and federal regulation in respect to the production, distribution and sale of products intended for human ingestion or topical application. Hemp is categorized as Cannabis sativa L., a subspecies of the cannabis genus. Numerous unique, chemical compounds are extractable from Hemp, including CBD and THC. Hemp, as defined in the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), is distinguishable from marijuana, which also comes from the Cannabis sativa L. subspecies, by its absence of more than trace amounts (0.3% or less) of the psychoactive compound THC.

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

As a result of the 2018 Farm Bill, federal law dictates that CBD and THC derived from Hemp is not a controlled substance; however, CBD derived from Hemp may still be considered a controlled substance under applicable state law. Individual states take varying approaches to regulating the production and sale of Hemp and Hemp-derived CBD and THC. Some states explicitly authorize and regulate the production and sale of Hemp-derived CBD and THC or otherwise provide legal protection for authorized individuals to engage in commercial Hemp activities. Other states, however, maintain drug laws that do not distinguish between marijuana and Hemp and/or Hemp-derived CBD or THC which results in Hemp being classified as a controlled substance under certain state laws.

Seasonality

Our sales of craft beer and spirits generally reflect a degree of seasonality, with comparatively higher sales in the summer and the winter holiday season. Typically, the demand for cannabis and hemp-based products is fairly consistent throughout the calendar year, with an increase in the pre-roll cannabis category in the Canadian adult-use market during the summer months. Therefore, the results for any particular quarter may not be indicative of the results to be achieved for the full year.

Environmental and Social

Environmental

Tilray recognizes the importance of climate change and the potential risks it poses to our business and the environment. We are committed to playing our part in mitigating climate change by monitoring our greenhouse gas (GHG) emissions, minimizing our environmental footprint, and promoting sustainable practices within our operations. We understand that climate change presents both risks and opportunities to our business. As a global cannabis-lifestyle and consumer products company, we recognize that climate-related risks may include changing weather patterns, water scarcity, and regulatory developments related to emissions and energy consumption. These risks can affect our supply chain, cultivation processes, and distribution networks, potentially impacting our financial performance. On the other hand, we see opportunities in adopting sustainable practices, developing innovative solutions, and embracing renewable energy sources. By proactively managing climate-related risks and identifying opportunities, we aim to enhance our resilience, reduce costs, and create long-term value for our shareholders. As such, the Company has implemented several initiatives to address climate change and promote sustainability across our operations which include:

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

Social

As a socially responsible corporation, Tilray recognizes the importance of addressing the social dimensions of our operations and their impact on various stakeholders. We actively engage with the communities in which we operate, understanding that our success is intertwined with their well-being. Through donations to the Erie Shores Community Hospital in Leamington, support to our Canadian veterans and other compassionate use cannabis programs, and donations to the Waterkeeper Alliance in from Sweetwater's 420 fest, we aim to address local needs and contribute to social development. As well, during the year the Company launched "Tauk About It" with Montauk Brewing, which aims to spark conversations and encourage friends, family, and colleagues to discuss men’s health openly through awareness, education, and launching outreach activities aimed at increasing men’s health literacy. We strive to help inspire and empower the worldwide community to live their very best life, and build long-lasting relationships based on trust and mutual benefit.

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

At Tilray, we recognize that our people are our greatest asset, and we strive to create a workplace that fosters their growth, development, and wellbeing. As of May 31, 2024, we have approximately 2,650 employees worldwide. We consider relations with our employees to be good and have never experienced work stoppages. Aside from our Portugal and Portland Oregon employees from the recent acquisition of Craft Brand, none of our employees are represented by labor unions or are subject to collective bargaining agreements. As is common for most companies doing business in Portugal, we are subject to a government-mandated collective bargaining agreement which grants employees nominal additional benefits beyond those required by the local labor code.

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

Item 1A. Risk Factors.

Risks Related to Ongoing Litigation Claims

We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.

Tilray has previously been named as a defendant in multiple class actions cases, including the securities litigation claims against its predecessor (Aphria) in Canada and the U.S., and a class action that was commenced in 2020 related to the drop in Tilray’s stock price. In addition, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against the Company. The type of claims that may be raised in these proceedings include product liability, unfair trade practices, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors, shareholders or distributors. Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases.

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

We have incurred and may continue to incur substantial costs and expenses relating directly to these actions, and substantial losses if these actions are ultimately litigated. Responding to such actions could divert management’s attention away from our business operations and result in substantial costs and potential losses. For more information on our pending legal proceedings, see “Part I, Item 3. Legal Proceedings”.

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

Government regulation of the cannabis industry is evolving, including  recent regulatory developments in the United States to broaden medical access to cannabis and reschedule cannabis from Schedule I to Schedule III under the Controlled Substances Act, and unfavorable changes or lack of commercial legalization could impact our ability to carry on our business as currently conducted and the potential expansion of our business.

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

In the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult-use in a number of states, cannabis meeting the statutory definition of “marijuana” continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act, or the CSA, and subject to the Controlled Substances Import and Export Act, or the CSIEA. Hemp and marijuana both originate from the Cannabis sativa plant and CBD is a constituent of both. There have been regulatory efforts in the United States to broaden medical access to cannabis and reschedule cannabis from Schedule I to Schedule III under the Controlled Substances Act. “Marihuana” or “marijuana” is defined in the CSA as a Schedule I controlled substance whereas “hemp” is essentially any parts of the Cannabis sativa plant that has not been determined to be marijuana. Pursuant to the 2018 Farm Bill, “hemp,” or cannabis and cannabis derivatives containing no more than 0.3% of tetrahydrocannabinol, or THC, is as of the date of this Form 10-K excluded from the statutory definition of “marijuana” and, as such, is no longer a Schedule I controlled substance under the CSA. As a result, our activity in the United States is limited to (a) certain corporate and administrative services, including accounting, legal and creative services, (b) supply of study drug for clinical trials under DEA and FDA authorization, and (c) participation in the market for hemp and hemp-derived products containing CBD in compliance with the 2018 Farm Bill.

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

United States regulations relating to hemp-derived CBD products, delta-9 products, and medical cannabis products are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

Our participation in the market for hemp-derived CBD products, delta-9 products, and medical cannabis products in the United States and elsewhere may require us to employ novel approaches to existing regulatory pathways. Although the passage of the 2018 Farm Bill legalized the cultivation of hemp in the United States to produce products containing CBD and other non-THC cannabinoids, it remains unclear whether and when the FDA will propose or implement new or additional regulations. While, to date, there are no laws or regulations enforced by the FDA which specifically address the manufacturing, packaging, labeling, distribution, or sale of hemp or hemp-derived CBD products and delta-9 products. The FDA has issued no formal regulations addressing such matters, the FDA has issued various guidance documents and other statements reflecting its non-binding opinion on the regulation of such products.

The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp, by definition, has less than 0.3% THC content, but the same plant with a higher THC content is cannabis/marijuana, which is legal under certain state laws, but which is not legal under United States federal law. The similarities between these two can cause confusion, and our activities with legal hemp in the United States may be incorrectly perceived as us being involved in federally illegal cannabis. The FDA has stated in guidance and other public statements that it is prohibited to sell a food, beverage or dietary supplement to which THC or CBD has been added. While the FDA does not have a formal policy of enforcement discretion with respect to any products with added CBD, the agency has stated that its primary focus for enforcement centers on products that put the health and safety of consumers at risk, such as those claiming to prevent, diagnose, mitigate, treat, or cure diseases in the absence of requisite approvals. While the agency’s enforcement to date has therefore focused on products containing CBD and that make drug-like claims, there is the risk that the FDA could expand its enforcement activities and require us to alter our marketing for our hemp-derived CBD products and delta-9 products or cease distributing them altogether. The FDA could also issue new regulations that prohibit or limit the sale of hemp-derived CBD products and delta-9 products. Such regulatory actions and associated compliance costs may hinder our ability to successfully compete in the market for such products.

In addition, such products may be subject to regulation at the state or local levels. State and local authorities have issued their own restrictions on the cultivation or sale of hemp or hemp-derived CBD and delta-9 products. This includes laws that ban the cultivation or possession of hemp or any other plant of the cannabis genus and derivatives thereof, such as CBD. State regulators may take enforcement action against food and dietary supplement products that contain CBD, or enact new laws or regulations that prohibit or limit the sale of such products.

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

Risks Related to the MedMen Investment

We may recognize significant impairments in the carrying value of our investment in the MedMen secured convertible notes as a result of MedMen’s ongoing restructuring or liquidation undertakings.

On August 31, 2021, we acquired an indirect interest in certain senior secured convertible notes issued by MedMen. The notes are only exercisable upon U.S. federal legalization of cannabis or in certain other limited circumstances. The notes are secured by a collateral portfolio consisting of assets and/or equity interests of numerous MedMen U.S. operating subsidiaries and intermediate holding entities. We currently record this investment in our financial statements as a convertible note receivable with a value of as May 31, 2024 of $32,000. See Note 11 (Convertible notes receivable) for additional details on transactions during the period.

On January 24, 2024, MedMen disclosed that its chief executive officer had stepped down and its board had appointed a chief restructuring officer.  MedMen and certain subsidiaries subsequently commenced insolvency actions in the United States and Canada in late April 2024, with each of its directors resigning immediately prior to such filings.

MedMen’a restructuring activities, such as asset sales, liquidations, debt restructuring, foreclosures or assignments, may lead to significant changes in MedMen’s operations and asset base, impacting the recoverability of our investment carrying values.  The resulting value of our investments may be significantly impacted.  MedMen’s restructuring and liquidation proceedings may impact the recoverability of our investments, particularly if there are competing claims on assets or if the process is subject to state and local laws rather than U.S. bankruptcy laws.  While our investment in MedMen benefits from security interests in certain of its assets, the realization of these interests could be challenging, especially in jurisdictions where U.S. bankruptcy laws do not apply. In such cases, we may be reliant on state and local restructuring processes or other negotiated arrangements to recover value from our collateral.

MedMen’s restructuring activities could also lead to significant impairments in the carrying value of our investment in the MedMen convertible notes, which could materially and adversely affect our financial results and the value of our investment portfolio.

Risks related to the Beverage Alcohol Business

Changes in consumer preferences or public attitudes about alcohol could decrease demand for our beverage alcohol products.

If general consumer trends lead to a decrease in the demand for our beers and other alcohol products or Breckenridge’s whiskey products, including craft beer, our sales and results of operations in the beverage alcohol segment may be adversely affected. There is no assurance that the craft brewing segment will experience growth in future periods. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the industry in general and our beverage alcohol products specifically.

Further, the alcoholic beverage industry is subject to public concern and political attention over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beverage alcohol products. Any such developments may have an adverse impact on the financial condition, operating results and cash flows for our beverage alcohol businesses.

Developments affecting production sites, including at our breweries or our distillery in Breckenridge, could negatively impact financial results for our beverage alcohol business segment.

Adverse changes or developments affecting our beer production sites, or our distillery in Breckenridge, including, fire, power failure, natural disaster, public health crisis, or a material failure of our security infrastructure, could reduce or require us to entirely suspend operations.  Additionally, due to many factors, including seasonality and production schedules of our various products and packaging, actual production capacity may fluctuate throughout the year and may not reach full working capacity. If we experience contraction in our sales and production volumes, the excess capacity and unabsorbed overhead may have an adverse effect on gross margins, operating cash flows and overall financial performance of our beverage alcohol businesses.

Breckenridge and our other craft beverage brands portfolio each face substantial competition in the beer industry and the broader market for alcoholic beverage products which could impact our business and financial results.

The market for alcoholic beverage products within the United States is highly competitive due to the increasing number of domestic and international beverage companies with similar pricing and target drinkers, the introduction and expansion of hard seltzers and ready-to-drink beverages, gains in market share achieved by domestic specialty beers and imported beers, and the acquisition of craft brewers and smaller producers by larger companies. We anticipate competition among domestic craft brewers and distillers will also remain strong as existing facilities build more capacity, expand geographically and add more products, flavors and styles. The continued growth in the sales of hard seltzers, craft-brewed domestic beers and imported beers is expected to increase competition in the market for alcoholic beverages within the United States and, as a result, prices and market share of Breckenridge’s and our other craft brands' products may fluctuate and possibly decline.

The alcohol industry has seen continued consolidation among producers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Due to the increased leverage that these combined operations have in distribution and sales and marketing expenses, the costs to Breckenridge and our other craft brands of competing could increase. The potential also exists for these large competitors to increase their influence with their distributors, making it difficult for smaller producers to maintain their market presence or enter new markets. The increase in the number and availability of competing products and brands, the costs to compete and potential decrease in distribution support and opportunities may adversely affect our business and financial results.

Breckenridge and our other craft beverage brands portfolio are each dependent on distributors to deliver sustained growth and distribute products.

In the United States, each of SweetWater, Breckenridge, Montauk and our other craft brands sells its alcohol beverages to independent distributors for distribution to retailers and, ultimately, to consumers. No assurance can be given that SweetWater, Breckenridge, Montauk and our other craft brands will be able to maintain their current distribution networks or secure additional distributors on favorable terms.  If existing distribution agreements are terminated, it may not be possible to enter into new distribution agreements on substantially similar terms or to timely put in place replacement distribution agreements, which may result in an impairment to distribution and an increase in the costs of distribution.

General Business Risks and Risks Related to Our Financial Condition and Operations

Additional impairments of our goodwill, impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our financial results.

Goodwill, intangible and other long-lived assets comprise a significant portion of our total assets. As of May 31, 2024 our goodwill and intangible assets totaled $2.0 billion and $915.5 million, respectively. We test goodwill and indefinite lived intangible assets for impairment annually, while our other long-lived assets, including our finite-lived intangible assets, are tested for impairment when circumstances indicate that the carrying amount may not be recoverable, in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”). A decrease in our market capitalization or profitability, or unfavorable changes in market, economic or industry conditions could increase the risk of additional impairment.  Any resulting additional impairments could have a negative impact on our stock price.

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

We began operating in 2014 and have yet to generate a profit. We intend to continue to expend funds to explore potential opportunities and complete strategic mergers and acquisitions, invest in research and development, expand our marketing and sales operations and meet the compliance requirements as a public company.

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

Increased labor costs, potential organization of our workforce, employee strikes, work stoppages, and other labor-related disruption may adversely affect our business, financial conditions and operations.

Outside Portugal and Portland, Oregon, none of our employees are represented by a labor union or subject to a collective bargaining agreement. In Portugal, none of our employees are represented by a labor union or subject to any workforce-initiated labor agreement. As with other companies carrying on business in Portugal, we are subject to a government-mandated collective bargaining agreement, which grants employees nominal additional benefits beyond those required by the local labor code. We cannot assure that our labor costs going forward will remain competitive based on various factors, such as: (i) our workforce may organize in the future and labor agreements may be put in place that have significantly higher labor rates and company obligations; (ii) our competitors may maintain significantly lower labor costs, thereby reducing or eliminating our comparative advantages vis-à-vis one or more of our competitors or the larger industry; and (iii) our labor costs may increase in connection with our growth. In Portland, Oregon , employees voted to ratify a three-year collective bargaining agreement that covers approximately 50 full-time and part-time employees.

Our unionized workforces could adversely impact our competitiveness and therefore adversely affect our business, financial condition, results of operations and cash flows. The further unionization of a greater portion of our workforce could also negatively impact our ability to run our business in the most efficient manner to remain competitive.

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

As a manufacturer and distributor of products which are ingested by humans, we face the risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury. We may be subject to these types of claims due to allegations that our products caused or contributed to injury or illness, failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. This risk is exacerbated by the fact that cannabis use may increase the risk of developing schizophrenia and other psychoses, symptoms for individuals with bipolar disorder, and other side effects. Furthermore, we are as of the date of this Form 10-K offering an expanded assortment of form factors, some of which may have additional adverse side effects, such as vaping products. See also Risk Factor “Our vape business is subject to uncertainty in the evolving vape market due to negative public sentiment and regulatory scrutiny.”  Previously unknown adverse reactions resulting from human consumption of cannabis or beverage alcohol products alone or in combination with other medications or substances could also occur.

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

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

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

As long as cannabis remains illegal under U.S. federal law as a scheduled controlled substance under the CSA, the benefit of certain federal laws and protections that may be available to most businesses, such as federal trademark and patent protection, may not be available to us. As a result, our intellectual property may not be adequately or sufficiently protected against the use or misappropriation by third parties under such U.S. laws. In addition, since the regulatory framework of the cannabis industry is in a state of flux, we can provide no assurance that we will obtain protection for our intellectual property, whether on a federal, state or local level.

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

The market price for our common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the 2024 fiscal year, the trading price of our common stock ranged between a low sales price of $1.55 and a high sales price of $3.31. The market price of our common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) news reports or social media relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets; and (ix) the increase in the number of retail investors and their participation in social media platforms targeted at speculative investing.

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

On March 13, 2020, we entered into an underwriting agreement with Canaccord Genuity LLC relating to the issuance and sale of shares of our common stock at a price to the public of $4.76 per share and included warrants to purchase additional common stock at a price of $4.7599 per warrant.  As of May 31, 2024, 6,209,000 warrants remain outstanding and do not expire until September 17, 2025. The warrants contain a price protection, or anti-dilution feature, pursuant to which, the exercise price of such warrants will be reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, any newly issued securities issued at a discount to the original warrant exercise price of $5.95 per share. Therefore, the exercise price of the warrants may end up being lower than $5.95 per share, which could result in incremental dilution to existing stockholders.

Additionally, so long as the warrants remain outstanding, we may only issue up to $20 million in aggregate gross proceeds under our at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6 million per quarter at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution feature described in the paragraph immediately above. If our stock price were to remain below the warrant exercise price of $5.95 per share for an extended time, we may be forced to lower the warrant exercise price at unfavorable terms in order to fund our ongoing operations. As of May 31, 2024, the warrant exercise price was $1.61. Refer to Part II, Item 8, Note 18, Warrants, of this form 10-K for additional information.

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

We may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the ongoing conflict between Israel and Hamas and other terrorist organizations, the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and other negative impacts on the global economy.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022 and the October 2023 attack on Israel by Hamas and ongoing ensuing conflict.. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, as well as the ongoing conflict between Israel and Hamas, have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of these ongoing military conflicts is highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, any escalation of military actions and sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned activities, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and the Hamas attack on Israel, could adversely affect our business. The extent and duration of these ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing. If these disputes or other matters of global concern continue for an extensive period of time, our operations may be adversely affected.

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia, and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity risk, management, & strategy

Tilray recognizes the importance of cybersecurity in safeguarding our systems, data, and operations and we are committed to addressing the significant risks posed by cyber threats. Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management framework to other legal, compliance, operational, and financial risk areas. The Company is committed to maintaining robust processes to assess, identify and mitigate material risks from cybersecurity threats and to protect against, detect and respond to cybersecurity incidents.

Our business is subject to various cybersecurity risks, including but not limited to, unauthorized access to sensitive data, including customer information and medical information, disruption of operations or supply chain due to cyberattacks, theft or manipulation of intellectual property, such as proprietary strains or cultivation techniques, regulatory non-compliance resulting from cybersecurity breaches, including violations of data privacy laws. To address these risks, we have implemented a comprehensive cybersecurity program, which includes, regular risk assessments and vulnerability testing to identify and address potential weaknesses in our systems, deployment of robust access controls and encryption technologies to protect sensitive data, mandatory annual employee training and awareness programs to promote cybersecurity best practices and prevent social engineering attacks, and continual monitoring and incident response procedures to detect and respond to cybersecurity incidents in a timely manner. We also have information security and data privacy policies and procedures in place applicable to our directors, officers, employees, contractors and suppliers. Third parties service providers also contribute to our overall cybersecurity. We engage third parties to support in the design, implementation and ongoing efforts to help identify and mitigate cybersecurity risks.

Based on the information we have as of the date of this Form 10-K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. See “Item 1A. Risk Factors” for further information about these risks.

Cybersecurity governance

Cybersecurity is an important part of our risk management processes and is an area of focus for our Board, Chief Information Officer ("CIO") whom reports to the Chief Executive Officer, and management team. Our CIO plays a pivotal role in assessing and managing material risks stemming from cybersecurity threats and is primarily responsible for the oversight of our overall cybersecurity risk management program, and coordinates with our external cybersecurity consultants. Additionally, given that cybersecurity risks can impact various areas of responsibility of the Committees of the Board, our Board of Directors oversees cybersecurity risk management and regularly reviews our cybersecurity strategy and initiatives. The Board receives quarterly and as needed updates on cybersecurity matters from the CIO and management.

Tilray is dedicated to maintaining a robust cybersecurity program to safeguard our assets, data, and stakeholders' interests. We remain vigilant in our efforts to identify, assess, and mitigate cybersecurity risks and are committed to transparency and accountability in our cybersecurity disclosures.

Item 2. Properties.

The following outlines our principal cultivation, manufacturing, storage facilities and brewpub by reporting segment as of May 31, 2024:

Facility and Primary Use	Location	Reporting Segment	Owned/ Leased	Approximate Square Footage
Canada:
Aphria One (Cannabis Cultivation and Processing)	Leamington, ON	Cannabis	Owned	1,400,000
Aphria Diamond Ltd. (Cannabis Cultivation)	Leamington, ON	Cannabis	Owned[1]	1,500,000
Broken Coast (Cannabis Cultivation)	Duncan, BC	Cannabis	Owned[4]	47,000
Avanti (EU-GMP Cannabis Processing and Lab)	Brampton, ON	Cannabis	Owned	18,000
Broken Coast (Cannabis Cultivation)	Nanaimo, BC	Cannabis	Owned[2]	60,000
High Park Holdings (Cannabis 2.0 Processing)	London, ON	Cannabis	Leased	134,000
Manitoba Harvest (Hemp Processing)	Winnipeg, MB	Wellness	Leased	15,000
Manitoba Harvest (Hemp Processing)	St. Agathe, MB	Wellness	Owned	35,000
Hexo Operations Inc. (Cannabis Cultivation and Processing)	Gatineau, QC	Cannabis	Owned[4]	1,292,000
Redecan (Cannabis Cultivation and Processing)	Fenwick, ON	Cannabis	Owned	400,000
Redecan (Cannabis Cultivation and Processing)	Cayuga, ON	Cannabis	Owned	1,644,000[5]

United States:
SweetWater Brewery (Craft Brewery)	Atlanta, GA	Beverage Alcohol	Owned	158,000
SweetWater Colorado (Craft Brewery)	Fort Collins, CO	Beverage Alcohol	Owned	33,000
Breckenridge Distillery (Craft Distillery)	Breckenridge, CO	Beverage Alcohol	Owned	23,000
Breckenridge Distillery Warehouse (Storage)	Denver, CO	Beverage Alcohol	Owned	75,000
Montauk Brewing Company (Brewery/Pub facility)	Montauk, NY	Beverage Alcohol	Leased	4,000
Fort Collins (Warehouse - Inactive)	Fort Collins, CO	N/A	Owned[4]	50,000
Breckenridge Brewery, LLC (Brewery/Pub facility)	Littleton, CO	Beverage Alcohol	Owned	450,000
Breckenridge Brewery, LLC (Brewpub)	Littleton, CO	Beverage Alcohol	Owned	2,500
Craft Brew Alliance, Inc. (Craft Brewery)	Portland, OR	Beverage Alcohol	Owned	82,000
BBI Acquisition Co. (Brewpub)	Breckenridge, CO	Beverage Alcohol	Leased	8,000
Blue Point Brewing Company, Inc. (Distribution)	Patchogue, NY	Beverage Alcohol	Leased	54,000
Blue Point Brewing Company, Inc. (Storage)	Patchogue, NY	Beverage Alcohol	Leased	20,000
10 Barrel Brewing (Brewpub)	Bend, OR	Beverage Alcohol	Leased	4,000
10 Barrel Brewing, LLC (Brewpub)	Portland, OR	Beverage Alcohol	Leased	8,000
10 Barrel Brewing, LLC (Storage)	Bend, OR	Beverage Alcohol	Leased	4,000
10 Barrel Brewing, LLC (Storage)	Bend, OR	Beverage Alcohol	Leased	1,930
10 Barrel Brewing, LLC (Processing / Pub facility)	Bend, OR	Beverage Alcohol	Leased	69,000
10 Barrel Brewing, LLC (Craft Brewery)	Bend, OR	Beverage Alcohol	Leased	25,000
10 Barrel Brewing Idaho, LLC (Brewpub)	Boise, ID	Beverage Alcohol	Leased	9,000
Redhook (Brewery/Pub facility)	Seattle, WA	Beverage Alcohol	Leased	13,000
Widmer (Craft Brewery)	Portland, OR	Beverage Alcohol	Leased	3,000

International:
Tilray EU Campus and Cultivation Site (Cannabis Cultivation and Processing)	Cantanhede, Portugal	Cannabis	Owned[3]	3,300,000
CC Pharma (Distribution Operations)	Densborn, Germany	Distribution	Owned	70,000
Aphria RX (Cannabis Cultivation)	Neumünster, Germany	Cannabis	Owned	65,000
FL Group Srl (Distribution Operations)	Vado Ligure, Italy	Cannabis	Leased	4,700
ABP (Distribution Operations)	Buenos Aires, Argentina	Distribution	Leased	10,000

[1]	Aphria Diamond is a 51% majority-owned subsidiary of Aphria, Inc. Aphria Diamond is a strategic venture with Double Diamond Farms.
[2]	We announced our decision to relocate operation from Duncan BC facility to Nanaimo facility. Duncan BC facility is recognized as an asset held for sale for the year ended May 31, 2024.
[3]	In Cantanhede, Portugal, we own one cultivation and manufacturing location used for medical cannabis and land adjacent to this facility for future expansion.
[4]	We recognize the property as an asset held for sale for the year ended May 31, 2024.
5	This facility is an outdoor growing facility.

We also lease space for other smaller offices in the United States, Canada, Europe and other parts of the world.

We believe our facilities and committed leased space are currently adequate to meet our needs. As we continue to expand our operations, we may need to acquire or lease additional facilities or dispose of existing facilities.

Item 3. Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 28, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TLRY.”

Holders

As of July 25, 2024, there were approximately 900 holders of record of our common stock.

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

Each issuance of securities described below, unless otherwise noted, were exempt from registration under Section 4(2) of the Securities Act 1933, as amended in transactions by an issuer not involving a public offering and no underwriter participated in the offer and sale of the securities issued pursuant to the following issuances, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

On June 30, 2023, Tilray entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”), an Ontario corporation, pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $8,058 (the “Note”) payable by 1974568 Ontario Limited (“Aphria Diamond”). DDH is a joint venturer with Aphria Inc. (Tilray’s wholly-owned subsidiary) in Aphria Diamond. As consideration for the Note, Tilray issued 5,004,735 shares of its common stock to DDH.

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

On January 9, 2024, Tilray, entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”) pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $26,135 payable by 1974568 Ontario Limited (“Aphria Diamond”). As consideration for such note, Tilray issued 13,627,391 shares of its common stock to DDH, including any shares issued for downside protection provisions.

From January 10, 2024 to February 26, 2024, the Company exchanged $32,210 aggregate principal of its APHA 24 Notes for cancellation by issuing 17,626,714 shares.

On April 30, 2024, Tilray, entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”) pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $10,883 payable by 1974568 Ontario Limited (“Aphria Diamond”). As consideration for such note, Tilray issued 6,148,868 shares of its common stock to DDH, including any shares issued for downside protection provisions.

Between April 11, 2024 to May 17, 2024, the Company exchanged $85,700 aggregate principal of its APHA 24 Notes for cancellation by issuing 46,255,895 shares.

Each of the foregoing issuances of securities was reported on a Form 8-K filed by the Company with the U.S. Securities and Exchange Commission.

Stock Performance Graph

The following graph compares the performance of our common stock to the Nasdaq Composite and the Horizons Marijuana Life Sciences Index for the period from July 18, 2018, date of initial public offering, through May 31, 2024 in comparison to the indicated indexes. The results assume that $100, which was invested on July 18, 2018 in our common stock and each of the indicated indexes.

	May 31,
	2019	2020	2021	2022	2023	2024
Tilray Brands, Inc.	$169.76	$43.99	$74.45	$18.50	$6.88	$7.42
Nasdaq Composite	$95.24	$121.27	$175.70	$154.86	$165.81	$214.51
Horizons Marijuana Life Sciences Index	$110.97	$44.93	$62.28	$23.71	$12.65	$9.97

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

Repurchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our results of operations and our present business environment from the perspective of management. You should read the following discussion and analysis of our financial condition and results of operations together with the “Cautionary Note Regarding Forward-Looking Statements”; the sections in Part I entitled “Item 1A. Risk Factors” and the financial information and the notes thereto included in Part II, Item 8 of this Form 10-K in this Annual Report for the fiscal year ended May 31, 2024 (“Annual Report”). We use certain non-GAAP measures that are more fully described below under the caption “—Use of Non-GAAP Measures,” which we believe are appropriate supplemental non-GAAP measures to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.

Amounts are presented in thousands of United States dollars, except for shares, warrants, per share data and per warrant data or as otherwise noted.

Company Overview

We are a leading global lifestyle consumer products company headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia, New Zealand and Latin America that is leading as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection. . Tilray’s mission is to be a leading premium lifestyle company with a house of brands and innovative products that inspire joy, wellness and create memorable experiences.

Our overall strategy is to leverage our brands, infrastructure, expertise and capabilities to drive revenue growth in the industries in which we compete, achieve industry-leading profitability and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in data analytics and consumer insights in order to drive category management leadership and assess opportunities for the introduction of new categories, products and entries into new geographies. In addition, we are relentlessly focused on managing our cost structure and expenses in order to maintain our strong financial position. Finally, our experienced leadership team provides a strong foundation to accelerate our growth. Our management team is complemented by experienced operators, cannabis industry experts, veteran beer and beverage industry leaders and leaders that are well-established in wellness foods, all of whom apply an innovative and consumer-centric approach to our businesses.

Trends and Other Factors Affecting Our Business

Beverage alcohol market trends:

The U.S. beverage alcohol category is approximately a $180 billion category per AKI Technologies encompassing beer, wine, and spirits of which beer is still the most consumed alcoholic beverage amidst shifting consumer trends, especially within the craft industry. Several key trends we expect to shape the near-term outlook for our results in this segment are in two main categories; beer and spirts:

-

Beverage Alcohol Distribution. In alignment with our strategic vision, we have reevaluated and initiated a refined craft beer strategy focused on enhancing our relevance within home markets. Through targeted efforts, we've bolstered our distribution footprint, adding approximately 1,000 points of distribution during the year ended May 31, 2024. This expansion has notably increased product availability, enabling over 500 distributors to effectively engage with a broader yet more targeted consumer base and drive sales growth.

-	Market share. Despite a challenging environment marked by a 4.3% decline in the US Craft beer industry in our fourth quarter according to Circana, the Company’s beer category has showcased resilience in our home markets. While our national performance aligned closely with that of the segment, our emphasis on regional market penetration yielded promising results. Notably, our legacy and acquired brands demonstrated robust performance in their respective regional strongholds, showcasing significant market share gains including Ten Barrel gains in the Pacific Northwest and Shock Top gains in the Southeast per BI STR data.

-	Innovation. Recognizing the evolving consumer landscape and the burgeoning demand for alternative beverage options, we have prioritized innovation and portfolio diversification. Our recent endeavors include expanding 10 Barrel's Pub Line to introduce Pub Ice FMB and Pub Cerveza, alongside the launch of Shock Top Mango and seasonal variants. These strategic innovations underscore our commitment to offering high-quality options across diverse beverage categories. More recently, we have also launched non-alcoholic beers such as Montauk Non-Alcoholic IPA, and Runner's High Brewing Company to target the quickly growing non-alcoholic beverage category. Lastly, we are also expanding into the functional beverage category through the launch of Liquid Love canned sparkling water positioning us for sustained growth and differentiation in the competitive beverage segment.

In the spirits category, Breckenridge Distillery is an innovative leader within the bourbon industry, making notable strides in vodka and gin markets while offering a comprehensive hospitality experience through its world-class restaurant and retail location. Our primary growth objective centers on expanding market share across the United States, including expanding the national chain's footprint. To fuel future expansion, we plan to prioritize showcasing our exceptional product quality and introducing innovative new offerings. Recent accolades, including Double Gold awards at prestigious competitions, being highlighted as one of the "World’s Best Bourbon And American Whiskey" by Forbes magazine and strategic product placements, we believe underscore our brand's growing recognition and appeal. Despite prevailing challenges within the overall spirits market, our focus on whiskey—a resilient segment— we believe positions us for continued growth fueled by innovative product introductions and expanded market presence.

Canadian cannabis market trends.

The cannabis industry in Canada continues to evolve at a rapid pace during the early periods following the federal legalization of adult-use cannabis. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the industry:

-	Market share. Tilray continues to maintain its market leadership position in Canada. However, during the quarter, we experienced a marginal dip in market share in Canada from 11.6% to 10.4% from the immediately preceding quarter, as reported by Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate. While our market share has increased from the prior year comparison as a result of the strategic acquisitions of HEXO and Truss, the current period decrease reflects the change in consumer preferences to larger form factor products which is a category that experiences increased competition in terms of the number of product offerings and price which we strategically chose not to match.

-	Price compression. Historical price compression persists in the market, intensified by fierce competition among the approximately 1,000 Licensed Producers in Canada. Despite increased sales volume, year-over-year price compression has adversely impacted revenue by approximately $9.8 million for the year ended May 31, 2024, influencing both cannabis gross margin and the bottom line. The fixed impact of excise per gram, notwithstanding the decline in average selling prices, further compounds these challenges, prompting ongoing industry lobbying efforts. The Expert Panel, appointed to review the Cannabis Act legislation, recently recommended a review of the excise tax framework and we expect the government to carefully consider changes to reduce the tax burden on licensed producers in the near-term future.

-	Timing difference in recognizing synergized operating results. We have sought out and will continue to seek out potential acquisitions that are accretive to revenue and earnings. During the course of our evaluation and due diligence, we assess and validate profitability as well as potential synergies to drive additional profitability. Given that the vast majority of synergies are realized during the integration phase of the transaction, these saving are not realized immediately after the closing of a transaction. We are still in the process of integrating our recent acquisition of HEXO and have identified $35.4 million of synergies at the time of acquisition, on an annualized pre-tax basis. Once we have achieved the identified synergies, we expect the profitability of our operating results to increase. In addition, we have evaluated our facilities and have identified cost reductions associated with selling our Quebec cultivation facility and reducing our outdoor grow.

-	Industry over production. In the last four years, the industry has shifted from production reliant business models to asset light models. As part of this shift the production capacity in the industry has edged significantly downward and is quickly approaching industry demand. As supply and demand have come close to matching, the industry's excess inventory levels have also reduced significantly. This reduction has re-invigorated pricing within the B2B wholesale category.

Current developments related to the Canadian Excise Tax Act:

It has recently been reported that Canada Revenue Agency (CRA) has taken steps to garnish payments due to Canadian Licensed Producers (LPs), who have failed to pay their Excise Tax in full in a timely manner. The reported garnishments by CRA were quickly followed by LPs filing for insolvency protection. We view CRA's proactiveness on account collection as a positive step towards the consolidation of the Canadian cannabis industry. This proactiveness in creating cash flow pressure for those LPs that were behind on Excise Taxes increases the risk of future insolvencies in the LP market. As at the date of this filing we are current with CRA on Excise Taxes owed by all of our Canadian entities that are required to pay Excise Taxes.

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

Subsequent to the end of our third quarter in fiscal year 2024, the Cannabis Act, consisting of two parts, the KCanG and MedCanG, passed both chambers of the German parliament, was signed into law by the Office of the Federal President. The decriminalization and MedCanG portions of the Cannabis Act became effective on April 1, 2024. The licensing process for the cannabis cultivation associations began on July 1, 2024 and provides three months for the approval process. We understand that the applications to date have been low due to extensive requirements. The cultivation by the cannabis cultivation associations is expected to begin by October 1, 2024.

The MedCanG provides for several important medical cannabis reforms including the abolishment of the tender for domestic production, which is being replaced with a regular licensing scheme under the authority of the Federal Institute for Drugs and Medical Devices (the “BfArM”) as well as for the reclassification of medical cannabis from a narcotic to non-narcotic. These reforms provide medical cannabis patients with enhanced accessibility to medical cannabis as it will allow for it to be prescribed via a normal prescription instead of a narcotic prescription, and eases the reporting and storing requirements for pharmacies and distributors. Prescription numbers and demand have increased since April 1.

In early July, the Ministry of Food and Agriculture put forward a draft law to regulate industrial hemp. This is expected to drive the debate about liberalized cannabis regulation further. We expect to see the policy process for the Pillar Two Regulations governing the model projects moving forward after the 2025 Federal German budget is finalized, which is expected during our second quarter of fiscal year 2025.

We continue to believe that Tilray is well-positioned in Germany, especially in light of the enactment of MedCanG and given that, subsequent to the end of the year, our wholly owned subsidiary, Aphria RX, was granted new licenses for the cultivation and distribution of medical cannabis in Germany. This will improve our ability to more adequately meet the needs of patients with a portfolio defined by their demand. The reclassification of medical cannabis as a non-narcotic provides Tilray with a larger market opportunity in Germany.

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

Spain. In February 2024, Spain’s Ministry of Health announced that it had started the process to develop a Royal Decree with which it plans to approve the regulation of medical cannabis. In addition, it launched a public consultation on its proposals for a medical cannabis framework in the country and provided organizations and individuals with the opportunity to submit their comments.

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

Wellness market trends.

Manitoba Harvest’s branded hemp business continued to expand both its U.S. and Canadian leading market share positions during the year ended May 31, 2024, with consumption up in both the Natural and Conventional Channels, with the brands top five customers all seeing growth. The Company continues to focus on value-added innovation within the wellness and food and beverage space, with the launch of Bio-Active Fiber and protein rich Superseed Oatmeal coming to market during the year ended May 31, 2024. In addition, we relaunched HiBall energy drinks within the wellness beverages space to complement our recent Happy Flower CBD beverage launch.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in the long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the year ended May 31, 2024, we incurred $15.5 million of transaction expenses, discussed further below.

Our acquisition strategy has had a material impact on the Company’s results, which we expect will continue into future periods, generating accretive impacts for our stockholders. A summary of their impacts are as follows:

•	HEXO acquisition:

On June 22, 2023, Tilray acquired HEXO, a cannabis company in Canada for the purpose of expanding the Company’s revenue base, production capabilities around certain form factors and growth opportunities with the Redecan brand. In consideration for the HEXO Acquisition, the Company paid a total purchase price equivalent of $93.9 million, which consisted of stock consideration of $63.9 million, settlement of convertible notes receivable of $28.7 million, the fair value of HEXO stock-based compensation of $1.2 million and the assumption of warrants with exercise prices that are out-of-the money. In connection with the HEXO Acquisition, each outstanding HEXO common share was exchanged for 0.4352 of a share of Tilray common stock and each outstanding HEXO preferred share was exchanged for 0.7805 of a share of Tilray common stock. In the aggregate, the Company issued 39,705,962 shares of Tilray common stock, at a share price of $1.61 per share, in connection with the HEXO Acquisition

With the HEXO Acquisition, Tilray initially expected to achieve additional cost savings of $27 million on an annualized pre-tax basis and has subsequently increased this target to between $30 to $35 million. These synergies will be realized across production, sales, marketing, distribution, and corporate savings, with incremental upside resulting from consolidating packaging, procurement, freight, logistics in addition to our facility rationalization in Quebec. This builds on Tilray’s substantial progress optimizing its Canadian cannabis operations discussed below. During the year ended May 31, 2024, we exceeded our synergy plan by achieving $35.4 million of savings on an annualized run-rate basis, of which $26.2 million represented actual cost savings during the period. As discussed in our trends section, these cost savings initiatives take time to implement, resulting in related benefits being realized over time.

•	Truss acquisition:

On August 3, 2023, Tilray acquired the remaining 57.5% equity interest in Truss Beverage Co. ("Truss"), a cannabis beverage company, from Molson Coors Canada ("Molson").  This purchase represents the equity portion of Truss that had not been previously acquired as part of the HEXO Acquisition. The consideration paid by Tilray consisted of $74,000 (CAD $100,000) in cash and contingent consideration fair valued at $4.2 million. During the year ended May 31, 2024, the contingent consideration liability was settled in exchange for a final payment equal to $0.8 million with the resultant gain of $3.7 million recorded in change in fair value of contingent consideration, offset by $0.3 million of foreign exchange. The Company subsequently shifted production of Truss beverages to one of our existing facilities to maximize existing capacity utilization rates.  During the quarter ended May 31, 2024, the Company sold Truss Beverage Co. to a third party but the Company continues to retain liability for all of Truss's pre-closing contingent obligations.

•	Craft beverage acquisition:

On September 29, 2023, Tilray acquired a portfolio of brands, assets and businesses comprising eight beer and beverage brands from AB including breweries and brewpubs associated with them (the “Craft Acquisition”). The acquired businesses/brands include Shock Top, Breckenridge Brewery, Blue Point Brewing Company, 10 Barrel Brewing Company, Redhook Brewery, Widmer Brothers Brewing, Square Mile Cider Company, and HiBall Energy. The Company paid a total purchase price equivalent of $83.7 million in cash, net of a working capital adjustment at closing of $1.3 million. As described in Note 12 (Long-term debt), $20.0 million was borrowed under the ABC Group Delayed Draw Term Loan Agreement to fund part of the purchase price paid for the Craft Acquisition.

The Craft Acquisition, is expected to be transformational to our beverage alcohol strategy elevating the Company to the 5th largest U.S. Craft Beer market share position from our previous 9th place market share position.

The Company further believes the Craft transaction will be accretive to our adjusted EBITDA, driven by a range of strategic benefits, including:

-	An established brand portfolio with a devoted consumer base, coupled with growth potential through integration and expanded capabilities in both alcoholic and non-alcoholic beverages.
-	The acquisition encompassed four production facilities and eight brewpub locations, further solidifying our operational presence.
-	A reinforced nationwide distribution footprint, propelling Tilray's beer sales volume from four million cases to twelve million, thereby tripling its market reach on a pro forma basis.

In addition to acquisitions completed above, the Company has also completed the following cost saving strategies during the year which impact results for the year ended May 31, 2024:

•	Cannabis business cost reduction plan:

During the fourth quarter of our fiscal year ended May 31, 2022, the Company launched a $30 million cost optimization plan of our existing cannabis business to solidify our position as an industry leading low-cost producer. As of the date of the conclusion of the plan, we achieved $22.3 million against the plan. The Company considers this plan fulfilled as of the date of this Form 10-K, owing to a strategic shift in our Cannabis beverage strategy. The Company's original targets involved repurposing our beverage facility; however, this initiative was altered following the Truss acquisition, which allowed us to leverage and effectively utilize additional capacity from our existing facility and infrastructure.

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

Results of Operations

Our consolidated results, in millions except for per share data, are as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net revenue	$788,942	$627,124	$628,372	$161,818	26%	$(1,248)	(0)%
Cost of goods sold	565,591	480,164	511,555	85,427	18%	(31,391)	(6)%
Gross profit	223,351	146,960	116,817	76,391	52%	30,143	26%
Operating expenses:							0%
General and administrative	167,358	165,159	162,801	2,199	1%	2,358	1%
Selling	37,233	34,840	34,926	2,393	7%	(86)	(0)%
Amortization	84,752	93,489	115,191	(8,737)	(9)%	(21,702)	(19)%
Marketing and promotion	41,933	30,937	30,934	10,996	36%	3	0%
Research and development	635	682	1,518	(47)	(7)%	(836)	(55)%
Change in fair value of contingent consideration	(15,790)	855	(44,650)	(16,645)	(1,947)%	45,505	(102)%
Impairments	—	934,000	378,241	(934,000)	(100)%	555,759	147%
Other than temporary change in fair value of convertible notes receivable	42,681	246,330	—	(203,649)	(83)%	246,330	0%
Litigation costs, net of recoveries	8,251	(505)	16,518	8,756	(1,734)%	(17,023)	(103)%
Restructuring costs	15,581	9,245	795	6,336	69%	8,450	1,063%
Transaction costs (income), net	15,462	1,613	30,944	13,849	859%	(29,331)	(95)%
Total operating expenses	398,096	1,516,645	727,218	(1,118,549)	(74)%	789,427	109%
Operating loss	(174,745)	(1,369,685)	(610,401)	1,194,940	(87)%	(759,284)	124%
Interest expense, net	(36,433)	(13,587)	(27,944)	(22,846)	168%	14,357	(51)%
Non-operating (expense) income, net	(37,842)	(66,909)	197,671	29,067	(43)%	(264,580)	(134)%
Loss before income taxes	(249,020)	(1,450,181)	(440,674)	1,201,161	(83)%	(1,009,507)	229%
Income tax expense	(26,616)	(7,181)	(6,542)	(19,435)	271%	(639)	10%
Net loss	$(222,404)	$(1,443,000)	$(434,132)	$1,220,596	(85)%	$(1,008,868)	232%

Use of Non-GAAP Measures

The Company reports its financial results in accordance with U.S. GAAP. However, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, we discuss non-GAAP financial measures, including reference to:

•

adjusted gross profit (excluding purchase price allocation (“PPA”) step up and inventory valuation allowance) consolidated and for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness),

•	adjusted gross margin (excluding (“PPA”) step up and inventory valuation allowance) consolidated and for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness),

•	adjusted EBITDA,

•	cash and marketable securities, and

•	constant currency presentation of net revenue.

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

	For the year ended May 31,
(in thousands of U.S. dollars)	2024	2023	2022
Net beverage alcohol revenue	$202,094	$95,093	$71,492
Net cannabis revenue	272,798	220,430	237,522
Distribution revenue	258,740	258,770	259,747
Wellness revenue	55,310	52,831	59,611
Beverage alcohol costs	113,522	48,770	32,033
Cannabis costs	182,594	162,755	194,834
Distribution costs	230,596	231,309	243,231
Wellness costs	38,879	37,330	41,457
Adjusted gross profit (excluding PPA step-up) (1)	235,581	206,442	186,031
Beverage alcohol adjusted gross margin (excluding PPA step-up) (1)	46%	53%	58%
Cannabis adjusted gross margin (excluding PPA step-up) (1)	36%	51%	43%
Distribution gross margin	11%	11%	9%
Wellness gross margin	30%	29%	30%
Adjusted EBITDA (1)	$60,465	$58,679	$44,947
Cash and marketable securities (1) as at the year ended:	260,522	448,529	415,909
Working capital as at the year ended:	$378,540	$340,050	$523,161

(1)

Adjusted EBITDA, adjusted gross profit, adjusted gross margin for each of our segments are non-GAAP financial measures, and cash and marketable securities. See “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure and the discussion above captioned "Cash and Marketable Securities."

Segment Reporting

Our reportable segments revenue is primarily comprised of revenues from our beverage alcohol, cannabis, distribution, and wellness operations, as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Beverage alcohol business	$202,094	$95,093	$71,492	$107,001	113%	$23,601	33%
Cannabis business	272,798	220,430	237,522	52,368	24%	(17,092)	(7)%
Distribution business	258,740	258,770	259,747	(30)	(0)%	(977)	(0)%
Wellness business	55,310	52,831	59,611	2,479	5%	(6,780)	(11)%
Total net revenue	$788,942	$627,124	$628,372	$161,818	26%	$(1,248)	(0)%

Our reportable segments revenue reported in constant currency(1) are as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023
Beverage alcohol business	202,094	$95,093	$107,001	113%
Cannabis business	274,763	220,430	54,333	25%
Distribution business	259,671	258,770	901	0%
Wellness business	55,533	52,831	2,702	5%
Total net revenue	$792,061	$627,124	$164,937	26%

Our geographic revenue is, as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
USA	$233,141	$123,284	$103,991	$109,857	89%	$19,293	19%
Canada	243,722	201,361	210,141	42,361	21%	(8,780)	(4)%
EMEA	296,450	284,567	296,911	11,883	4%	(12,344)	(4)%
Rest of World	15,629	17,912	17,329	(2,283)	(13)%	583	3%
Total net revenue	$788,942	$627,124	$628,372	$161,818	26%	$(1,248)	(0)%

Our geographic revenue in constant currency(1) is, as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023
USA	$233,141	$123,284	$109,857	89%
Canada	246,156	201,361	44,795	22%
EMEA	286,174	284,567	1,607	1%
Rest of World	26,590	17,912	8,678	48%
Total net revenue	$792,061	$627,124	$164,937	26%

Our geographic capital assets are, as follows:

	For the year ended May 31,		Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023
USA	$141,314	$63,925	$77,389	121%
Canada	313,359	255,248	58,111	23%
EMEA	99,921	107,131	(7,210)	(7)%
Rest of World	3,653	3,363	290	9%
Total capital assets	$558,247	$429,667	$128,580	30%

Beverage alcohol revenue

Revenue from our Beverage operations increased to $202.1 million the year ended May 31, 2024, compared to revenue of $95.1 million for the prior year same period. The increase is predominantly attributed to our recent acquisitions, particularly the newly integrated Craft Acquisition brands, which was completed on September 29, 2023, in addition to innovation from our existing legacy brands. Lastly during the year, the Company received a volume commitment reimbursement of $2.5 million in our spirits business which positively impacted gross margin.

Cannabis revenue

Cannabis revenue based on market channel is, as follows:

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenue from Canadian medical cannabis	$25,211	$25,000	$30,599	$211	1%	$(5,599)	(18)%
Revenue from Canadian adult-use cannabis	266,846	214,319	209,501	52,527	25%	4,818	2%
Revenue from wholesale cannabis	25,340	1,436	6,904	23,904	1,665%	(5,468)	(79)%
Revenue from international cannabis	53,295	43,559	53,887	9,736	22%	(10,328)	(19)%
Total cannabis revenue	370,692	284,314	300,891	86,378	30%	(16,577)	(6)%
Excise taxes	(97,894)	(63,884)	(63,369)	(34,010)	53%	(515)	1%
Total cannabis net revenue	$272,798	$220,430	$237,522	$52,368	24%	$(17,092)	(7)%

Cannabis revenue based on market channel in constant currency(1) is, as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023
Revenue from Canadian medical cannabis	$25,441	$25,000	$441	2%
Revenue from Canadian adult-use cannabis	269,534	214,319	55,215	26%
Revenue from wholesale cannabis	25,651	1,436	24,215	1,686%
Revenue from international cannabis	53,036	43,559	9,477	22%
Total cannabis revenue	373,662	284,314	89,348	31%
Excise taxes	(98,899)	(63,884)	(35,015)	55%
Total cannabis net revenue	$274,763	$220,430	$54,333	25%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from medical cannabis: Revenue from Canadian medical cannabis increased 1% to $25.2 million for the fiscal year ended May 31, 2024, compared to revenue of $25.0 million for the fiscal year ended May 31, 2023. On a constant currency basis revenue from Canadian medical cannabis increased to $25.4 million from $25.0 million for the fiscal year ended May 31, 2024. This increase in revenue from medical cannabis is primarily driven by growth in the insured patients category exceeding the decline in un-insured patients attrition to the adult-use recreational market.

Revenue from adult-use cannabis: During the fiscal year ended, May 31, 2024, our revenue from Canadian adult-use cannabis product increased 25% to $266.8 million compared to revenue of $214.3 million for the prior year. On a constant currency basis, our revenue from Canadian adult-use cannabis increased 26% to $269.5 million for the fiscal year ended May 31, 2024. Further, the prior fiscal year revenue includes HEXO-related advisory fees in the amount of $40.4 million for the fiscal year ended May 31, 2023, compared to $1.5 million for the fiscal year ended May 31, 2024. Excluding the revenue from advisory services, adult-use cannabis revenue increased by $91.4 million for the fiscal year ended May 31, 2024. The increase in adult-use revenue is due to the acquisitions of HEXO on June 22, 2023 and Truss on August 3, 2023, as well as our robust innovation pipeline from existing brands.

Wholesale cannabis revenue: Revenue from wholesale cannabis increased to $25.3 million for the fiscal year ended May 31, 2024, compared to revenue of $1.4 million for the prior year same period which is consistent on a constant currency basis. Due to the transition to asset-light business models, the Canadian cannabis industry has experienced a reduction in excess inventory resulting in price increases in the B2B market. This shift in market dynamics and demand enabled us to strategically sell inventory that was sought after in the wholesale market during the year but did not impact our sales to provincial boards. In the near-term future, we anticipate continued volatility and fluctuation in the wholesale market, and we will assess market conditions on a quarterly basis.

International cannabis revenue: Revenue from international cannabis increased to $53.3 million for the year ended May 31, 2024, compared to revenue of $43.6 million for the fiscal year ended May 31, 2023. On a constant currency basis, revenue from international cannabis increased to $53.0 million from $43.6 million in the prior year same period (during the fiscal year ended May 31, 2023, the Company recognized a one-time return adjustment of $3.1 million related to a former customer in Israel that commenced bankruptcy proceedings). The increase in the period was largely driven by revenue growth in existing markets and expansion into new international medical markets.

Distribution revenue

Revenue from Distribution operations was flat with $258.7 million for the fiscal year ended May 31, 2024 compared to revenue of $258.8 million for the prior year period. On a constant currency basis, given the change in the Euro and Argentine Peso against the U.S. Dollar in the quarter, revenue from Distribution was $259.7 million for the fiscal year ended May 31, 2024 when compared to prior year period. During the year, revenue was negatively impacted by IT infrastructure outages and weather, both of which impacted revenue by approximately $3.0 million. Additionally, the Company shifted its focus from revenue growth to margin contribution and discontinued low margin product lines.

Wellness revenue

Our Wellness revenue from Manitoba Harvest increased to $55.3 million for the fiscal year ended May 31, 2024 compared to $52.8 million for the prior year same period. On a constant currency basis for the fiscal year ended May 31, 2024, Wellness revenue increased to $55.5 million from $52.8 million. The increase in revenue for the year was driven by strong organic growth within our branded hemp business related to higher consumption.

Gross profit and gross margin

Our gross profit and gross margin for the years ended May 31, 2024, 2023 and 2022, is as follows, for our each of our operating segments:

(in thousands of U.S. dollars)	For the year ended May 31,			Change	% Change	Change	% Change
Beverage alcohol	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net revenue	$202,094	$95,093	$71,492	$107,001	113%	$23,601	33%
Cost of goods sold	113,522	48,770	32,033	64,752	133%	16,737	52%
Gross profit	88,572	46,323	39,459	42,249	91%	6,864	17%
Gross margin	44%	49%	55%	(5)%	(10)%	(6)%	(11)%
Purchase price accounting step-up	4,602	4,482	2,214	120	3%	2,268	102%
Adjusted gross profit (1)	93,174	50,805	41,673	42,369	83%	9,132	22%
Adjusted gross margin (1)	46%	53%	58%	(7%)	(13%)	(5%)	(9%)
Cannabis
Net revenue	272,798	220,430	237,522	52,368	24%	(17,092)	(7)%
Cost of goods sold	182,594	162,755	194,834	19,839	12%	(32,079)	(16)%
Gross profit	90,204	57,675	42,688	32,529	56%	14,987	35%
Gross margin	33%	26%	18%	7%	27%	8%	44%
Purchase price accounting step-up	7,628	—	—	7,628	NM	—	—
Inventory valuation adjustments	—	55,000	59,500	(55,000)	(100)%	(4,500)	(8)%
Adjusted gross profit (1)	97,832	112,675	102,188	(14,843)	(13)%	10,487	10%
Adjusted gross margin (1)	36%	51%	43%	(15)%	(29)%	8%	19%
Distribution
Net revenue	258,740	258,770	259,747	(30)	(0)%	(977)	(0)%
Cost of goods sold	230,596	231,309	243,231	(713)	(0)%	(11,922)	(5)%
Gross profit	28,144	27,461	16,516	683	2%	10,945	66%
Gross margin	11%	11%	6%	0%	0%	5%	83%
Inventory valuation adjustments	—	—	7,500	—	NM	(7,500)	(100%)
Adjusted gross profit (1)	28,144	27,461	24,016	683	2%	3,445	14%
Adjusted gross margin (1)	11%	11%	9%	0%	0%	2%	22%
Wellness
Net revenue	55,310	52,831	59,611	2,479	5%	(6,780)	(11)%
Cost of goods sold	38,879	37,330	41,457	1,549	4%	(4,127)	(10)%
Gross profit	16,431	15,501	18,154	930	6%	(2,653)	(15)%
Gross margin	30%	29%	30%	1%	3%	(1)%	(3)%
Total
Net revenue	788,942	627,124	628,372	161,818	26%	(1,248)	(0)%
Cost of goods sold	565,591	480,164	511,555	85,427	18%	(31,391)	(6)%
Gross profit	223,351	146,960	116,817	76,391	52%	30,143	26%
Gross margin	28%	23%	19%	5%	22%	4%	21%
Inventory valuation adjustments	—	55,000	67,000	(55,000)	(100)%	(12,000)	(18)%
Purchase price accounting step-up	12,230	4,482	2,214	7,748	173%	2,268	102%
Adjusted gross profit (1)	235,581	206,442	186,031	29,139	14%	20,411	11%
Adjusted gross margin (1)	30%	33%	30%	(3)%	(9)%	3%	10%

(1)	Adjusted gross profit is our Gross profit (adjusted to exclude inventory valuation adjustment and purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude inventory valuation adjustment and purchase price accounting valuation step-up) and are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” for additional discussion regarding these non-GAAP measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. We do not consider adjusted gross profit and adjusted gross margin in isolation or as an alternative to financial measures determined in accordance with GAAP.

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

Beverage alcohol gross margin: Gross margin of 44% for the year ended May 31, 2024, decreased from 49% the prior year ended May 31, 2023. Adjusted gross margin of 46% decreased in the year ended May 31, 2024, from 53% in the year ended May 31, 2023. The decrease in the adjusted beverage alcohol gross margin was a result of the newly acquired Craft Acquisition brands, which have lower margins than our historical business, primarily driven by the temporary excess capacity within the acquired breweries, which we are actively evaluating for future optimization and enhanced utilization. Due to our ongoing integration efforts of the Craft Acquisition, we will no longer differentiate gross margin from our legacy business and these newly acquired brands in the coming fiscal year as they will be fully integrated. Additionally, during the year ended May 31, 2024, this decrease was offset by a $2.5 million volume commitment reimbursement in our spirits business, which did not have any costs associated with it.

Cannabis gross margin: Gross margin increased during the year ended May 31, 2024, to 33% from 26% for the prior year same periods. The largest impact in the change in cannabis gross margin was related to the previous year including a non-cash inventory valuation adjustments that did not recur in the current period. Excluding the purchase price accounting step-up in the year ended May 31, 2024 and the inventory valuation adjustments in the year ended May 31, 2023, adjusted gross margin during the year ended May 31, 2024, decreased to 36%  from 51% when comparing the same prior year period. Additionally, a portion of the decrease is a result of the termination of the HEXO advisory services agreement which contributed $1.5 million of gross profit in the current year compared to $40.4 million in the prior year, which if excluded would decrease adjusted gross margin to 36% compared to 40% in the prior year period. The remaining decline in gross margin for the year was a result of a change in sales mix with a higher percentage of sales coming from wholesale compounded by price compression in the Canadian adult-use market.

Distribution gross margin: Gross margin of 11% for the year ended May 31, 2024, remained consistent from 11% the year ended May 31, 2023. Distribution gross margin is expected to continue to fluctuate with changes in product mix as the Company continues to focus on higher margin sales in future periods.

Wellness gross margin:  Gross margin of 30% for the year ended May 31, 2024, increased from a gross margin of 29% for the year ended May 31, 2023. The increase in Wellness gross margin was driven by lower material cost and overhead optimization.

Operating expenses

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
General and administrative	$167,358	$165,159	$162,801	$2,199	1%	$2,358	1%
Selling	37,233	34,840	34,926	2,393	7%	(86)	(0)%
Amortization	84,752	93,489	115,191	(8,737)	(9)%	(21,702)	(19)%
Marketing and promotion	41,933	30,937	30,934	10,996	36%	3	0%
Research and development	635	682	1,518	(47)	(7)%	(836)	(55)%
Change in fair value of contingent consideration	(15,790)	855	(44,650)	(16,645)	(1,947)%	45,505	(102)%
Impairments	—	934,000	378,241	(934,000)	(100)%	555,759	147%
Other than temporary change in fair value of convertible notes receivable	42,681	246,330	—	(203,649)	(83)%	246,330	NM
Litigation costs, net of recoveries	8,251	(505)	16,518	8,756	(1,734)%	(17,023)	(103)%
Restructuring costs	15,581	9,245	795	6,336	69%	8,450	1,063%
Transaction costs (income), net	15,462	1,613	30,944	13,849	859%	(29,331)	(95)%
Total operating expenses	$398,096	$1,516,645	$727,218	$(1,118,549)	(74)%	$789,427	109%

Total operating expenses for the year ended May 31, 2024, decreased by $1,118.5 million to $398.1 million from $1,516.6 million as compared to prior year. Operating expenses are comprised of general and administrative, share-based compensation, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, impairments, litigation (recovery) costs, restructuring costs and transaction (income) costs, net. This decrease was primarily a result of the year ended May 31, 2023, including non-cash impairments which did not recur in the current period ended May 31, 2024.

General and administrative costs

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Executive compensation	$15,597	$13,655	$14,128	$1,942	14%	$(473)	(3)%
Office and general	28,460	27,845	27,153	615	2%	692	3%
Salaries and wages	68,076	57,228	51,693	10,848	19%	5,535	11%
Stock-based compensation	31,769	39,595	35,994	(7,826)	(20)%	3,601	10%
Insurance	12,586	12,033	17,536	553	5%	(5,503)	(31)%
Professional fees	5,345	7,166	13,047	(1,821)	(25)%	(5,881)	(45)%
Gain on sale of capital assets	(4,198)	(48)	(682)	(4,150)	8,646%	634	(93)%
Insurance proceeds	—	—	(4,032)	—	—	4,032	(100)%
Travel and accommodation	5,138	4,530	4,203	608	13%	327	8%
Rent	4,585	3,155	3,761	1,430	45%	(606)	(16)%
Total general and administrative costs	$167,358	$165,159	$162,801	$2,199	1%	$2,358	1%

Executive compensation increased by 14% in the year ended May 31, 2024 compared to $13.7 the prior year, primarily as a result of changes in estimates related to timing of compensation accruals.

Office and general increased by 2% in the year ended May 31, 2024 compared to $27.8 the prior year, due to the acquisition of the newly acquired beverage alcohol business portfolio and HEXO, which did not occur in the prior period. This increase was offset by $4.4 million of bad debt recoveries on a previously recognized credit loss provision, see Note 28 (Commitments and contingencies).

Salaries and wages increased 19% in the year ended May 31, 2024 compared to $57.2 the prior year. The increase is primarily due to the inclusion of newly acquired employees from the beverage alcohol business portfolio and HEXO acquisitions, which were not in the prior period.

The Company recognized stock-based compensation expense of $31.8 million in the year ended May 31, 2024 compared to $39.6 million to the prior year. The decrease is primarily driven by the change in the probability of achievement of stock price targets for certain grants issued in 2021, as well as an increased forfeiture rate, stock-based compensation decreased period over period.

Insurance expenses increased by 5% in the year ended May 31, 2024 compared to the prior year, due to the expanded polices required for our newly acquired beverage alcohol business portfolio, and HEXO entities, partially offset by the Company's decision to self-insure certain of its property risks.

Professional fees decreased by 25% to $5.3 million in the year ended May 31, 2024 from $7.2 million when compared to the prior year as this item was a target of our cost savings initiatives.

The Company recognized gain on sale of capital assets of $4.2 million in the year ended May 31, 2024, compared to $0.0 million to the prior year. This gain is predominantly from the sale of Truss Beverage Co. Refer to Note 9 (Business Acquisitions).

Rent expense increased by 45% in the year ended May 31, 2024 compared to $3.2 million prior year. This increase was driven by leases in the newly-acquired beverage alcohol business portfolio and the HEXO Acquisition.

Selling costs

For the year ended May 31, 2024, the Company incurred selling costs of $37.2 million or 4.7% of revenue as compared to $34.8 or 5.5% of revenue in the prior year. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products. The increase for the year is a result of the increase in sales from the prior year period, which was offset by the renegotiation of terms in one of our distributor relationships resulting in reduced variable fees.

Amortization

The Company incurred non-production related amortization charges of $84.8 million for the year ended May 31, 2024 compared to $93.5 million in 2023. The decreased amortization is a result of the reduced intangible asset levels, as a result of prior year impairments.

Marketing and promotion cost

For the year ended May 31, 2024, the Company incurred marketing and promotion costs of $41.9 million, as compared to $30.9 in the prior year. The increase is due to the acquisition of the newly acquired beverage alcohol business portfolio, and HEXO and is subject to variability as marketing is not directly proportionate to sales and is discretionary.

Research and development

Research and development costs were $0.6 million in the year ended May 31, 2024, compared to $0.7 million in the prior year. Research and development costs relate to external costs associated with the development of new products.

Change in fair value of contingent consideration

The Company measures contingent consideration at fair value classified as Level 3, as discussed in Note 29 (Financial risk management and financial instruments). The net decrease in fair value of $16.6 million was driven by the conclusion of the Sweetwater earnout, the favorable cash settlement for the Truss contingent consideration, and was offset by an increase related to the higher probability of achieving the contingent consideration from the Montauk acquisition. During the year ended May 31, 2024, the contingent consideration liability that arose from the Truss acquisition of $4.2 million was settled for $0.8 million. The contingent consideration liability from the Montauk acquisition, increased to $15.0 million as of May 31, 2024 from $10.9 million as of May 31, 2023. The contingent consideration liability from the Sweetwater acquisition elapsed and there are no further obligations related thereto.

Impairments

The Company assesses for indicators of impairment of goodwill and indefinite-life intangibles on an ongoing and annual basis, of which $nil impairment expense was recognized in the period ended May 31, 2024 as a result of our assessment. Comparatively in the prior year period ended May 31, 2023, $934.0 million of non-cash impairment expense was recognized as a result of a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value, coupled with challenging macro-economic conditions, most particularly the rising interest rate environment and slower than anticipated progress in global cannabis legalization.

Other than temporary write-down of convertible notes receivable

During the year ended May 31, 2024, the Company recognized an other-than-temporary change in fair value, which resulted in a non-cash impairment expense of convertible notes receivable of $42.7 million on the Medmen Convertible Notes Receivable compared to $117.8 million in the prior year ended May 31, 2023. The MedMen Convertible Note was valued based upon the fair value of the collateral assets net of disposal costs and has been reduced to reflect recent events, including the appointment of a chief restructuring officer for MedMen on January 23, 2024 and pending asset sales, as referenced in Note 11 (Convertible Notes Receivable). Additionally, the Company recognized $nil and $128.6 million of non-cash other-than-temporary change in fair value on the HEXO Convertible Notes Receivable for the period ended May 31, 2024 and May 31, 2023, respectively, as a result of completing the HEXO acquisition, Note 9 (Business Acquisitions).

Litigation costs

Litigation costs of $8.3 million were expensed during the year ended May 31, 2024 compared to a recovery of ($0.5) million in the prior year. Litigation costs include fees and expenses incurred in connection with defending and settling ongoing legacy inherited litigation matters, net of any judgments or settlement recoveries received from third parties. Included in the prior year period ended May 31, 2023, is proceeds of $39.9 million related to the SLC litigation settlement, offset by judgments, probable and estimable losses as well as ongoing litigation costs and fees. See Note 28 (Commitments and Contingencies) for additional information on significant litigation matters.

Restructuring costs

In connection with executing our acquisition strategy and strategic transactions, the Company incurred restructuring and exit costs associated with the integration efforts of these non-recurring transactions. For the year ended May 31, 2024 and May 31, 2023 respectively, the Company incurred $15.6 million and $9.2 million of restructuring costs. The breakdown of the restructuring charges for the year ended May 31, 2024 are as follows:

•

HEXO Acquisition: Pursuant to our announced synergy program of $35.2 million in relation to the HEXO Acquisition, we expect our HEXO restructuring plan to span the first 24 months following the acquisition. In the current twelve-month period, we recognized $10.2 million related to employee termination benefits costs, costs for the conversion from cannabis to produce at Quebec cultivation facility(which is currently held for sale), and the optimization of our Redecan facilities.

•

Truss Acquisition: In relation to the acquisition of Truss, the Company determined to repurpose the facility for the production of non-cannabis beverages. The Company expected the completion timeline for this program to be 18 months from date of acquisition. In the current twelve-month period, we recognized $3.5 million of restructuring charges related to the costs of exiting the Truss facility until the new business has resumed. However, during the quarter ended May 31, 2024, the Company sold Truss to a third party.

•

Canadian business cost reduction plan: As referenced in our Canadian cannabis cost optimization plan for $30 million, the Company has committed to reducing costs, which was completed during the year. In the current twelve-month period, we recognized $0.5 million of restructuring charges related to the relocation of our Broken Coast facility from Duncan to Nanaimo, BC, and the employee termination benefits associated with the transition of packaging finished goods to the Aphria One location.

•

DistributionCost Optimization: The Company executed a cost optimization plan during the year to reduce costs within the distribution segment by $1.5 million annually. It is expected that this plan will be completed within the fiscal year, however the Company continues to evaluate this segment for further cost optimizations and production efficiencies. In the current twelve-month period, we recognized $1.4 million related to employee termination benefits in association with executing this plan.

Transaction (income) costs, net

Transaction (income) costs, net, which  includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation. The increase from $1.6 million in the prior year to $15.5 million in the current year ended May 31, 2024, is related to the following items:

•

costs associated with completing the HEXO Acquisition on June 22, 2023, including, but not limited to, due diligence fees of $2.4 million, discretionary incentive compensation payments of $5.8 million, transaction income from the loan amendment agreement of $(6.0) million, and HEXO director and office runoff insurance of $5.1 million;

•	costs related to the acquisition of the beverage alcohol business portfolio;

•	refunds from outstanding government rebates of $(1.1) million claims not previously recognized as assets associated with the Aphria and Tilray Arrangement Agreement;

•

in the prior year period comparative, we recognized transaction income for a change in fair value of $(18.3) million on the HTI Share Consideration’s purchase price derivative as a result of an increase in our share price on the shares paid for the HEXO convertible note receivable in the previous year. This did not recur in the year ended May 31, 2024.

Non-operating income (expense), net

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Change in fair value of convertible debenture payable	$(19,736)	$(43,651)	$163,670	$23,915	(55)%	$(207,321)	(127)%
Change in fair value of warrant liability	(1,436)	12,438	63,913	(13,874)	(112)%	(51,475)	(81)%
Foreign exchange (loss) gain	(4,086)	(25,535)	(28,383)	21,449	(84)%	2,848	(10)%
Loss on long-term investments	(217)	(2,190)	(6,737)	1,973	(90)%	4,547	(67)%
Other non-operating (losses) gains, net	(12,367)	(7,971)	5,208	(4,396)	55%	(13,179)	(253)%
Total non-operating income (expense)	$(37,842)	$(66,909)	$197,671	$29,067	(43)%	$(264,580)	(134)%

For the year ended May 31, 2024, the Company recognized a loss on the change in fair value of its APHA 24 convertible debentures of ($19.7) million, compared to a loss on the change in fair value of ($43.7) million for the prior year. The change is driven primarily by the changes in the Company’s share price and the early settlement of $136.4 million principal of the APHA 24 debentures. For the year ended May 31, 2024, the Company recognized a change in fair value of its warrants of ($1.4) million compared to a change in fair value of $12.4 million for the prior year. Furthermore, for the year ended May 31, 2024, the Company recognized a loss of ($4.1) million, resulting from the changes in foreign exchange rates during the period, compared to a loss of ($25.5) million for the prior year, largely associated with the strengthening of the US dollar from the prior year. Included in other non-operating (losses) gains, net for the year ended May 31, 2024, are losses of $12.4 million, which is comprised of $2.3 million from the downside protection share issuance relating to the HTI note, as described in Note 19 (Stockholders' equity), $2.5 million of amounts to settle outstanding notes with non-controlling interest shareholders, $4.6 million for a decrease in value of equity investee, as described in Note 28 (Commitments and contingencies), Cannfections, and $3.1 million of loss on measurement at the lower of carrying amount and the fair value less costs to sell of Broken Coast's former Duncan facility refer to Note 6 (Capital assets).

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net loss/net income before income taxes, net interest expense, depreciation and amortization, equity in net loss of equity-method investees, purchase price accounting step-up on inventory, stock-based compensation, inventory valuation adjustments, impairments, other than temporary change in fair value of convertible notes receivable, restructuring costs, transaction (income) costs, net,  litigation costs net of recoveries, change in fair value of contingent consideration, unrealized currency gains and losses and other adjustments.

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

Had the Company continued to include lease expenses that were treated differently under IFRS 16 and ASC 842 Leases, the impact to adjusted EBITDA would have been $4.6 million for the year ended May 31, 2024. In comparison, under the previous reconciliation, the impact to adjusted EBITDA would have been $2.8 million and $3.1 million for the years ended May 31, 2023 and May 31, 2022, respectively.

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

For the year ended May 31, 2024, adjusted EBITDA increased by $1.8 million to $60.5 million compared to $58.7 in the prior year.

	For the year ended May 31,			Change		Change
Adjusted EBITDA reconciliation:	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net loss	$(222,404)	$(1,443,000)	$(434,132)	$1,220,596	(85)%	$(1,008,868)	232%
Income tax (recovery) expense	(26,616)	(7,181)	(6,542)	(19,435)	271%	(639)	10%
Interest expense, net	36,433	13,587	27,944	22,846	168%	(14,357)	(51)%
Non-operating income (expense), net	37,842	66,909	(197,671)	(29,067)	(43)%	264,580	(134)%
Amortization	126,913	130,149	154,592	(3,236)	(2)%	(24,443)	(16)%
Stock-based compensation	31,769	39,595	35,994	(7,826)	(20)%	3,601	10%
Change in fair value of contingent consideration	(15,790)	855	(44,650)	(16,645)	(1,947)%	45,505	(102)%
Impairments	—	934,000	378,241	(934,000)	(100)%	555,759	147%
Other than temporary change in fair value of convertible notes receivable	42,681	246,330	—	(203,649)	(83)%	246,330	NM
Inventory valuation adjustments	—	55,000	67,000	(55,000)	(100)%	(12,000)	(18)%
(Gain) loss on sale of capital assets - non-operating facility	(3,987)	—	—	(3,987)	NM	—	NM
Purchase price accounting step-up	12,230	4,482	2,214	7,748	173%	2,268	102%
Facility start-up and closure costs	2,100	7,600	13,700	(5,500)	(72)%	(6,100)	(45)%
Litigation costs, net of recoveries	8,251	(505)	16,518	8,756	(1,734)%	(17,023)	(103)%
Restructuring costs	15,581	9,245	795	6,336	69%	8,450	1,063%
Transaction costs (income), net	15,462	1,613	30,944	13,849	859%	(29,331)	(95)%
Adjusted EBITDA	$60,465	$58,679	$44,947	$1,786	3%	$13,732	31%

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA adjusts for the following:

•	Non-cash amortization expenses and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	Stock-based compensation expenses, a non-cash expenses and are an important part of our compensation strategy;

•	Non-cash impairment charges, as the charges are not expected to be a recurring business activity;

•	Non-cash inventory valuation adjustments;

•	Non-cash other than temporary write-down of convertible notes receivable, as the charges are not expected to be a recurring business activity;

•	Non-cash foreign exchange gains or losses, which accounts for the effect of both realized and unrealized foreign exchange transactions. Unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities;

•	Non-cash change in fair value of warrant liability;

•	Interest expense, net;

•	Costs incurred to start up new facilities, and to fund emerging market operations;

•	Transaction (income) costs, net, which includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation, which vary significantly by transaction and are excluded to evaluate ongoing operating results;

•	Restructuring charges;

•	Litigation costs, net of favorable recoveries and the third party fees associated with defending these claims, includes costs related to legacy and non-operational litigation matters, legal settlements and recoveries;

•	Amortization of purchase accounting fair value step-up in inventory value included in costs of goods sold; and

•	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A detailed discussion of our significant accounting policies can be found in Part II, Item 8, Note 3, “Summary of Significant Accounting Policies”, and the impact and risks associated with our accounting policies are discussed throughout this Form 10‑K and in the Notes to the Consolidated Financial Statements. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) Revenue recognition, (ii) valuation of inventory (iii) impairment of goodwill and indefinite-lived intangible assets, (iv) business combinations and goodwill, (v) convertible notes receivable and (vi) convertible debentures. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. Actual results could differ materially from these estimates.

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

(iv)	Business combinations and goodwill

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

(v)	Convertible notes receivable

Convertible notes receivables include investments in which the Company has the right, or potential right to convert the indenture into common stock shares of the investee and are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders’ equity until realized. We use judgement to assess convertible notes receivables for impairment at each measurement date. Convertible notes receivables are impaired when a decline in fair value is determined to be other-than-temporary. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the duration and extent to which the fair value is less than cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the statements of loss and comprehensive loss and a new cost basis for the investment is established. We also evaluate whether there is a plan to sell the security, or it is more likely than not that we will be required to sell the security before recovery. If neither of the conditions exist, then only the portion of the impairment loss attributable to credit loss is recorded in the statements of net loss and the remaining amount is recorded in other comprehensive income (loss).

(vi)	Convertible debentures

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

New Standards and Interpretations Applicable Effective June 1, 2023

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

On May 17, 2024, the Company entered into an equity distribution agreement with TD Securities (USA) LLC (“TD Securities”) and Jefferies LLC (“Jefferies”) in connection with an aggregate offering value of up to $250 million from time to time through an at-the-market equity program (“ATM Program”). The net proceeds from this offering are intended to fund strategic and accretive acquisitions or investments in businesses, including potential acquisitions of assets in the U.S. and internationally in order to capitalize on expected regulatory advancements or expansion opportunities.  The Company does not currently intend to use the net proceeds from the ATM Program for general working capital purposes, see Note 31 (Subsequent events).

During the year ended May 31, 2024, the Company exchanged $136.4 million principal of APHA 24 Notes prior to their maturity, demonstrating our commitment to optimizing our capital structure and enhancing financial flexibility. Subsequent to May 31, 2024, the remaining $0.3 million of APHA 24 was paid upon its maturity in cash, see Note 17 (Convertible debentures payable). Additionally, we intend to continue to opportunistically purchase or exchange TLRY 27 Notes prior to their underlying maturity date should the opportunity arise.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the year ended May 31,			Change		Change
	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net cash provided by (used in) operating activities	$(30,905)	$7,906	$(177,262)	$(38,811)	(491)%	$185,168	(104)%
Net cash provided by (used in) investing activities	128,349	(285,111)	(21,533)	413,460	(145)%	(263,578)	1,224%
Net cash (used in) provided by financing activities	(75,187)	70,158	128,196	(145,345)	(207)%	(58,038)	(45)%
Effect on cash of foreign currency translation	(549)	(2,230)	(1,958)	1,681	(75)%	(272)	14%
Cash and cash equivalents, beginning of period	206,632	415,909	488,466	(209,277)	(50)%	(72,557)	(15)%
Cash and cash equivalents, end of period	$228,340	$206,632	$415,909	$21,708	11%	$(209,277)	(50)%
Marketable securities	32,182	241,897	-	(209,715)	(87)%	241,897	NM
Cash and marketable securities(1)	$260,522	$448,529	$415,909	$(188,007)	(42)%	$32,620	8%

(1)

The cash and marketable securities presentation of our cash flows is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Cash and Marketable Securities” above for a discussion of these Non-GAAP Measures.

Cash flows from operating activities

The change in net cash used in by operating activities of ($30.9) million during the year ended May 31, 2024, compared to the net cash  provided by operating activities of $7.9 million in the prior year same period is primarily related to the settlement of pre-acquisition liabilities assumed from the HEXO acquisition. Additionally, the prior period included the $18.3 million of the cash collected from the HTI Share Consideration’s purchase price derivative and the $33.0 million of cash received from the SLC Settlement, which did not recur in the current year.

Cash flows from investing activities

The increase in net cash provided by investing activities to $128.3 million from net cash used in investing activities of ($285.1) million in 2024 compared to 2023 changed primarily due to the sale of marketable securities in the current periods compared to investing in marketable securities in the prior periods as well as the cash used in the acquisition of various businesses, Note 9 (Business acquisitions).

Cash flows from financing activities

The cash used in financing activities of ($75.2) million in the period ended May 31, 2024, changed from $70.2 million provided by financing activities in the period ended May 31, 2023. In the current period, cash was provided by initial funds from the new ATM program, the overallotment of TLRY 27 Notes and other long term debt offset by the repurchase of convertible notes and long-term debt, while in the comparative period a larger amount of cash was provided by the ATM capital raise and smaller amounts of repurchased debt.

Cash resources and working capital requirements

The Company constantly monitors and manages its cash flows to assess the liquidity necessary to fund operations. As of May 31, 2024, the Company maintained $260.5 million of cash and cash equivalents on hand and marketable securities, compared to $448.5 million in cash and cash equivalents at May 31, 2023.

Working capital provides funds for the Company to meet its operational and capital requirements. As of May 31, 2024, the Company maintained working capital of $378.5 million. We historically financed our operations through the issuance of common stock, sale of convertible notes and revenue generating activities. While we believe we have sufficient cash to meet existing working capital requirements in the short term, we may need additional sources of capital and/or financing, to meet our U.S. growth ambitions, expansion of our international operations and other strategic transactions.

Contractual obligations

We lease various facilities, under non-cancelable operating leases, which expire at various dates through September 2040:

	Operating	Finance
	leases	leases
2025	$5,821	$4,036
2026	5,540	4,036
2027	4,893	4,036
2028	3,997	4,036
Thereafter	6,101	79,993
Total minimum lease payments	$26,352	$96,137
Imputed interest	(5,879)	(51,097)
Obligations recognized	$20,473	$45,040

Purchase and other commitments

The Company has payments on long-term debt, refer to Note 16 (Long-term debt), convertible notes, refer to Note 17 (Convertible debentures payable), material purchase commitments and construction commitments as follows:

	Total	2025	2026	2027	2028	Thereafter
Long-term debt repayment	$174,666	$15,507	$43,232	$11,764	$68,672	$35,491
Convertible debentures payable	172,830	330	—	172,500	—	—
Material purchase obligations	59,959	26,410	33,549	—	—	—
Construction commitments	575	575	—	—	—	—
Total	$408,030	$42,822	$76,781	$184,264	$68,672	$35,491

Except as disclosed elsewhere in this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes with respect to the contractual obligations of the Company during the year-to-date period except for those related to the Company’s acquisitions.

Contingencies

In the normal course of business, we may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on our consolidated financial statements. See Note 28 (Commitments and contingencies) for additional details.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company has exposure to the following risks from its use of financial instruments: credit; liquidity; currency rate; and, interest rate price.

(a)	Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at May 31, 2024, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

(b)	Liquidity risk

As at May 31, 2024, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which are due in 2027.

The Company maintains debt service charge and leverage covenants on certain loans secured by its Aphria Diamond facilities and ABC Group that are measured quarterly.  The Company believes that it has sufficient operating room with respect to its financial covenants for the next fiscal year and does not anticipate being in breach of any of its financial covenants.

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position at May 31, 2024, management regards liquidity risk to be low.

(c)	Currency rate risk

As at May 31, 2024, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not as of the date of this Form 10-K use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

(d)	Interest rate risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s outstanding debt. The Company manages interest rate risk by restricting the type of investments and varying the terms of maturity and issuers of marketable securities. Varying the terms to maturity reduces the sensitivity of the portfolio to the impact of interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Financial Position as of May 31, 2024 and 2023	70

Consolidated Statements of Loss and Comprehensive Loss for the Years ended May 31, 2024, 2023, and 2022	71

Consolidated Statements of Changes in Equity for the Years ended May 31, 2024, 2023, and 2022	72

Consolidated Statements of Cash Flows for the Years ended May 31, 2024, 2023, and 2022	73

Notes to Consolidated Financial Statements	74

Report of Independent Registered Public Accounting Firm PCAOB ID 271	123

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

Tilray Brands, Inc.

Consolidated Statements of Financial Position

(In thousands of U.S. dollars)

	May 31,	May 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$228,340	$206,632
Marketable securities	32,182	241,897
Accounts receivable, net	101,695	86,227
Inventory	252,087	200,551
Prepaids and other current assets	31,332	37,722
Assets held for sale	32,074	—
Total current assets	677,710	773,029
Capital assets	558,247	429,667
Operating lease, right-of-use assets	16,101	5,941
Intangible assets	915,469	973,785
Goodwill	2,008,884	2,008,843
Interest in equity investees	—	4,576
Long-term investments	7,859	7,795
Convertible notes receivable	32,000	103,401
Other assets	5,395	222
Total assets	$4,221,665	$4,307,259
Liabilities
Current liabilities
Bank indebtedness	$18,033	$23,381
Accounts payable and accrued liabilities	241,957	190,682
Contingent consideration	15,000	16,218
Warrant liability	3,253	1,817
Current portion of lease liabilities	5,091	2,423
Current portion of long-term debt	15,506	24,080
Current portion of convertible debentures payable	330	174,378
Total current liabilities	299,170	432,979
Long - term liabilities
Contingent consideration	—	10,889
Lease liabilities	60,422	7,936
Long-term debt	158,352	136,889
Convertible debentures payable	129,583	221,044
Deferred tax liabilities, net	130,870	167,364
Other liabilities	90	215
Total liabilities	778,487	977,316
Commitments and contingencies (refer to Note 28)
Stockholders' equity
Common stock ($0.0001 par value; 1,198,000,000 common shares authorized; 831,925,373 and 656,655,455 common shares issued and outstanding, respectively)	83	66
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Additional paid-in capital	6,146,810	5,777,743
Accumulated other comprehensive loss	(43,499)	(46,610)
Accumulated Deficit	(2,660,488)	(2,415,507)
Total Tilray Brands, Inc. stockholders' equity	3,442,906	3,315,692
Non-controlling interests	272	14,251
Total stockholders' equity	3,443,178	3,329,943
Total liabilities and stockholders' equity	$4,221,665	$4,307,259

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands of U.S. dollars, except share and per share amounts)

	For the year ended May 31,
	2024	2023	2022
Net revenue	$788,942	$627,124	$628,372
Cost of goods sold	565,591	480,164	511,555
Gross profit	223,351	146,960	116,817
Operating expenses:
General and administrative	167,358	165,159	162,801
Selling	37,233	34,840	34,926
Amortization	84,752	93,489	115,191
Marketing and promotion	41,933	30,937	30,934
Research and development	635	682	1,518
Change in fair value of contingent consideration	(15,790)	855	(44,650)
Impairments	—	934,000	378,241
Other than temporary change in fair value of convertible notes receivable	42,681	246,330	—
Litigation costs, net of recoveries	8,251	(505)	16,518
Restructuring costs	15,581	9,245	795
Transaction costs (income), net	15,462	1,613	30,944
Total operating expenses	398,096	1,516,645	727,218
Operating loss	(174,745)	(1,369,685)	(610,401)
Interest expense, net	(36,433)	(13,587)	(27,944)
Non-operating income (expense), net	(37,842)	(66,909)	197,671
Loss before income taxes	(249,020)	(1,450,181)	(440,674)
Income tax (recovery) expense	(26,616)	(7,181)	(6,542)
Net loss	$(222,404)	$(1,443,000)	$(434,132)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(244,981)	(1,452,656)	(476,801)
Non-controlling interests	22,577	9,656	42,669
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	3,121	(83,533)	(125,306)
Unrealized gain (loss) on convertible notes receivable	—	75,177	(71,428)
Total other comprehensive gain (loss), net of tax	3,121	(8,356)	(196,734)
Comprehensive loss	$(219,283)	$(1,451,356)	$(630,866)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(241,870)	(1,478,502)	(650,233)
Non-controlling interests	22,587	27,146	19,367
Weighted average number of common shares - basic	742,649,477	617,982,589	481,219,130
Weighted average number of common shares - diluted	742,649,477	617,982,589	481,219,130
Net loss per share - basic	$(0.33)	$(2.35)	$(0.99)
Net loss per share - diluted	$(0.33)	$(2.35)	$(0.99)

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars, except share amounts)

				Accumulated
	Number of		Additional	other		Non-
	common	Common	paid-in	comprehensive	Accumulated	controlling
	shares	stock	capital	loss	Deficit	interests	Total
Balance at May 31, 2021	446,440,641	$46	$4,792,406	$152,668	$(486,050)	$6,243	$4,465,313
Third party contribution to Superhero Acquisition LP	—	—	—	—	—	52,995	52,995
Share issuance - Superhero Acquisition LP	9,817,061	—	117,804	—	—	—	117,804
Share issuance - Breckenridge Acquisition	12,540,479	2	114,066	—	—	—	114,068
Share issuance - equity financing	51,741,710	5	262,504	—	—	—	262,509
Share issuance - Double Diamond Holdings note	2,677,596	—	28,560	—	—	(36,044)	(7,484)
Share issuance - legal settlement	2,959,386	—	22,170	—	—	—	22,170
Share issuance - purchase of capital and intangible assets	1,289,628	—	12,146	—	—	—	12,146
Share issuance - options exercised	719,031	—	5,403	—	—	—	5,403
Share issuance - RSUs exercised	4,489,355	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(8,686)	—	—	—	(8,686)
Stock-based compensation	—	—	35,994	—	—	—	35,994
Comprehensive income (loss) for the year	—	—	—	(173,432)	(476,801)	19,367	(630,866)
Balance at year ended May 31, 2022	532,674,887	$53	$5,382,367	$(20,764)	$(962,851)	$42,561	$4,441,366
Share issuance -Montauk Acquisition	1,708,521	—	6,422	—	—	—	6,422
Share issuance - equity financing	32,481,149	3	129,590	—	—	—	129,593
Share issuance- purchase of HEXO convertible note receivable	33,314,412	3	107,269	—	—	—	107,272
HTI Convertible Note - conversion feature	—	—	9,055	—	—	—	9,055
Share issuance - Double Diamond Holdings note	16,114,406	3	60,062	—	—	(47,598)	12,467
Share issuance - options exercised	7,960	—	—	—	—	—	—
Share issuance - RSUs exercised	1,854,120	—	—	—	—	—	—
Share issuance - convertible notes share lending agreement	38,500,000	4	26,157	—	—	—	26,161
Equity component related to issuance of convertible debt, net of issuance costs	—	—	18,415	—	—	—	18,415
Shares effectively repurchased for employee withholding tax	—	—	(1,189)	—	—	—	(1,189)
Stock-based compensation	—	—	39,595	—	—	—	39,595
Dividends declared to non-controlling interests	—	—	—	—	—	(7,858)	(7,858)
Comprehensive income (loss) for the year	—	—	—	(25,846)	(1,452,656)	27,146	(1,451,356)
Balance at year ended May 31, 2023	656,655,455	$66	$5,777,743	$(46,610)	$(2,415,507)	$14,251	$3,329,943
Share issuance - HEXO acquisition	39,705,962	4	65,158	—	—	—	65,162
Share issuance - settlement of contractual change of control severance incurred from HEXO acquisition	865,426	—	1,500	—	—	—	1,500
Share issuance - Double Diamond Holdings dividend settlement	24,780,994	2	47,702	—	—	(26,217)	21,487
Share issuance - HTI convertible note	18,181,157	2	52,311	—	—	—	52,313
Shares effectively repurchased for employee withholding tax	—	—	(4,860)	—	—	—	(4,860)
Equity component related to issuance of convertible debt, net of issuance costs	—	—	3,953	—	—	—	3,953
Share issuance - Settlement of litigation claims from MediPharm Labs Inc	1,573,152	—	3,477	—	—	—	3,477
Share issuance - Repurchase of TLRY 23 convertible note	7,000,000	1	20,457	—	—	—	20,458
Share issuance - Settlement of equity component of TLRY 23 convertible note	—	—	(1,672)	—	—	—	(1,672)
Share issuance - Repurchase of APHA 24 convertible note	73,484,147	8	140,653	—	—	—	140,661
Share issuance - At-the-Market (“ATM”) program	5,327,843	—	8,619	—	—	—	8,619
Share issuance - options exercised	4,291	—	—	—	—	—	—
Share issuance - RSUs exercised	4,346,946	—	—	—	—	—	—
Stock-based compensation	—	—	31,769	—	—	—	31,769
Dividends declared to non-controlling interests	—	—	—	—	—	(10,349)	(10,349)
Comprehensive income (loss) for the period	—	—	—	3,111	(244,981)	22,587	(219,283)
Balance at year ended May 31, 2024	831,925,373	$83	$6,146,810	$(43,499)	$(2,660,488)	$272	$3,443,178

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars, except share amounts)

	For the year ended May 31,
	2024	2023	2022
Cash provided by (used in) operating activities:
Net loss	$(222,404)	$(1,443,000)	$(434,132)
Adjustments for:
Deferred income tax recovery	(38,872)	(31,953)	(27,538)
Unrealized foreign exchange (gain) loss	3,756	17,768	18,001
Amortization	126,913	130,149	154,592
Gain on sale of capital assets	(4,198)	(48)	(682)
Accretion of convertible debt discount	14,459	3,848	5,042
Inventory valuation write down	—	55,000	67,000
Impairments	—	934,001	378,240
Other than temporary change in fair value of convertible notes receivable	42,681	246,330	—
Other non-cash items	13,626	11,406	(9,647)
Stock-based compensation	31,769	39,595	35,994
Loss on long-term investments & equity investments	4,855	2,190	4,914
(Gain) loss on derivative instruments	21,172	27,365	(232,625)
Change in fair value of contingent consideration	(15,790)	855	(44,650)
Change in non-cash working capital:
Accounts receivable	(6,575)	4,168	(5,842)
Prepaids and other current assets	13,069	3,122	4,472
Inventory	(15,578)	(12,934)	(45,749)
Accounts payable and accrued liabilities	212	20,044	(44,652)
Net cash provided by (used in) operating activities	(30,905)	7,906	(177,262)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(29,249)	(20,800)	(34,064)
Proceeds from disposal of capital and intangible assets	8,509	4,304	12,205
Disposal (purchase) of marketable securities, net	209,715	(241,897)	—
Business acquisitions, net of cash acquired	(60,626)	(26,718)	326
Net cash provided by (used in) investing activities	128,349	(285,111)	(21,533)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	8,619	129,593	262,509
Proceeds from warrants and options exercised	—	—	5,403
Shares effectively repurchased for employee withholding tax	—	(1,189)	(8,686)
Proceeds from long-term debt	32,621	1,288	—
Repayment of long-term debt	(22,402)	(21,336)	(40,254)
Proceeds from convertible debt	21,553	145,052
Repayment of convertible debt	(107,330)	(187,394)	(88,026)
Repayment of lease liabilities	(2,900)	(1,114)	(4,672)
Net increase (decrease) in bank indebtedness	(5,348)	5,258	9,406
Dividend paid to NCI	—	—	(7,484)
Net cash provided by (used in) financing activities	(75,187)	70,158	128,196
Effect of foreign exchange on cash and cash equivalents	(549)	(2,230)	(1,958)
Net decrease in cash and cash equivalents	21,708	(209,277)	(72,557)
Cash and cash equivalents, beginning of period	206,632	415,909	488,466
Cash and cash equivalents, end of period	$228,340	$206,632	$415,909

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Notes to the Consolidated Financial Statements

(In thousands of U.S. dollars, except share and per share amounts)

1.	Description of business

Tilray Brands, Inc., and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, or “us”) is a leading global cannabis-lifestyle and consumer products company headquartered in Leamington, Ontario, Canada, and New York with operations in Canada, the United States, Europe, Australia, New Zealand and Latin America. Tilray’s mission is to be the trusted partner for its patients and consumers by providing them with a cultivated experience and health and wellbeing through high-quality, differentiated brands and innovative products. A pioneer in cannabis research, cultivation and distribution, Tilray’s production platform supports over 20 brands in over 20 countries, including alcoholic beverages, comprehensive cannabis offerings, and hemp-based foods.

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

Foreign currency

These consolidated financial statements are presented in U.S. dollars (“USD”), which is the Company’s reporting currency; however, the functional currency of the entities in these financial statements are their respective local currencies, including Canadian dollar, USD, Euro, Australian dollar, and British Pound Sterling.

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

Basis of consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of all subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases. All intercompany balances and transactions have been eliminated on consolidation.

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

The significant accounting policies used by the Company are as follows:

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments that are both readily convertible into known amounts of cash with original maturities of three months or less. Cash and cash equivalents include amounts held in United States dollar, Canadian dollar, Euro, Australian dollar, Colombian peso, Argentine peso, and corporate bonds, commercial paper, treasury bills and money market funds.

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

Restricted cash

We classify cash that is legally or contractually restricted as to withdrawal or usage as restricted cash. As of   May 31, 2024, and  May 31, 2023, the Company reported $nil restricted cash. During the year ended  May 31, 2024, the Company acquired $1,656 of restricted cash related to letters of credit and collateral from the acquisition of HEXO Corp. as described in Note 9 (Business acquisitions). During the year ended  May 31, 2024, all of the restricted cash was released and transferred to cash and cash equivalents.

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

Assets held for sale

We classify capital assets that are available for immediate sale in their present condition, which the Company has approved the action or plan to sell, and the sale is probable within one year, as assets held for sale. As of  May 31, 2024, the Company reported $32,074 assets held for sale related to Broken Coast's former Duncan facility, the Quebec cultivation facility and the Fort Collins facility, see Note 6 (Capital assets). Assets held for sale are to be measured at the lower of carrying amount and the fair value less costs to sell, and are no longer depreciated. Disposition of assets held for sale are recorded in the statement of net loss and comprehensive loss, within the line, “Non-operating income (expense)”.

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

Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments on the consolidated statements of loss and comprehensive loss. Equity method investments are recorded at cost, adjusted for the Company’s share of undistributed earnings or losses, and impairment, if any, within “Interest in equity investees” on the balance sheets. The Company assesses investments in equity method investments when events or circumstances indicate that the carrying amount of the investment  may be impaired. If it is determined that the current fair value of an equity method investment is less than the carrying value of the investment, the Company will assess if the shortfall is other than temporary ("OTTI"). Evidence of a loss in value might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or inability of the equity investee to sustain an earnings capacity that would justify the carrying amount of the investment. Once a determination is made that an OTTI exists, the investment is written down to its fair value in accordance with ASC 820 Fair Value Measurement at the reporting date, which establishes a new cost basis.

Equity method investments

Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s share of losses reported in loss from equity method investments on the statements of loss and comprehensive loss in "Other non-operating (losses) gains, net". Equity method investments are recorded at cost, plus the Company’s share of undistributed earnings or losses, and impairment, if any, within interest in equity investees on the statements of financial position.

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

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of accounts receivable, prepaids and other current assets, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity. The Company calculates the estimated fair value of financial instruments, including convertible notes receivable, long-term investments, warrant liability, contingent consideration, and convertible debentures, using quoted market prices when available. When quoted market prices are not available, fair value is determined based on valuation techniques using the best information available and may include quoted market prices, market comparable, and discounted cash flow projections.

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

On  July 12, 2022, the Company and HEXO Corp. ("HEXO") entered into various commercial transaction agreements, as described in Note 30 (Segment reporting), which included an advisory services arrangement. The fees associated with the advisory services arrangement were recognized as revenue when such services were provided to HEXO. Any payments that were received for such services in advance of performance were recognized as a contract liability. On  June 22, 2023, the Company completed the acquisition of HEXO, as described in Note 9 (Business acquisitions), simultaneously terminating the advisory services arrangement and other commercial transactions.

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

Transaction (income) costs, net

The Company expenses costs net of any gains directly attributable to business acquisitions and classifies these items as transaction (income) costs, net. These items include among other things, legal fees to complete the acquisition, financial advisor and due diligence costs, and transaction related compensation. These items are recognized as incurred.

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

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the year ended   May 31, 2024 and   May 31, 2023, the dilutive potential common share equivalents outstanding consisted of the following: 20,167,017 and 15,595,390 common shares from RSUs, 4,425,383 and 4,566,801 common shares from share options, 6,210,000 and 6,210,000 common shares for warrants and 65,001,591 and 81,874,568 common shares for convertible debentures, respectively.

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

Financial statement areas that require significant judgement and estimates are as follows:

Convertible notes receivable – The determination of fair value of the Company’s convertible notes receivable at other than initial cost is subject to certain limitations. Financial information for certain companies in which the Company has investments may not be available and, even if available, that information may be limited and/or unreliable.

Use of the valuation approach described below may involve uncertainties and determinations based on the Company’s judgment and any value estimated from these techniques may not be realized or realizable.

Company-specific information is considered when determining whether the fair value of convertible notes receivable should be adjusted upward or downward at the end of each reporting period. In addition to company-specific information, the Company will consider trends in general market conditions in relation to the convertible notes receivable.

The fair value of convertible notes receivable may need to be adjusted if:

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

Adjustment to the fair value of convertible notes receivable will be based upon management’s judgment and any value estimated may not be realized or realizable.

Estimated useful lives, impairment considerations and amortization of capital and intangible assets – Amortization of capital and intangible assets is dependent upon estimates of useful lives based on management’s judgment.

Goodwill and indefinite-lived intangible asset impairment testing require management to make estimates in the impairment testing model. On at least an annual basis, the Company tests whether goodwill and indefinite-lived intangible assets are impaired. Impairment of definite long-lived assets is influenced by judgment in defining a reporting unit and determining the indicators of impairment, and estimates used to measure impairment losses.

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

In March 21, 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which adds illustrative examples that demonstrate how the scoping guidance in ASC 718-10-15-3 applies to profits interest or similar awards. ASU 2024-01 is effective for the Company beginning the year ended June 01, 2024. The Company is currently evaluating the effect of adopting this ASU.

New accounting pronouncements recently adopted

In  October 2021, the FASB issued ASU 2021-08, Business Combinations (Subtopic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The Company adopted the ASU 2021-08 beginning  June 1, 2023, however, it did not have any impact on our consolidated financial statements.

4.	Inventory

Inventory is comprised of:

	May 31,	May 31,
	2024	2023
Beverage alcohol inventory	$52,831	$27,837
Plants	13,828	10,884
Dried cannabis	108,721	89,801
Cannabis trim	—	322
Cannabis derivatives	4,504	9,229
Cannabis vapes	4,132	1,173
Packaging and other inventory items	22,115	19,997
Distribution inventory	35,645	30,144
Wellness inventory	10,311	11,164
Total	$252,087	$200,551

Inventory is written down for any obsolescence, spoilage and excess inventory or when the net realizable value of inventory is less than the carrying value. During the year ended May 31, 2024, the Company did not have any charges for inventory and inventory-related write downs outside of the normal course of business compared to the previous year Cannabis inventory write down of $55,000. Included in cost of goods sold for the year ended May 31, 2024 are $4,602 and $7,628 fair value step up adjustment under purchase accounting (PPA) for beverage alcohol and cannabis inventory sold in the year respectively, and $4,482 for beverage alcohol inventory for the year ended  May 31, 2023.

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

Cannfections Group Inc. (“Cannfections”)

The Company previously had a joint venture arrangement with a 50% ownership and voting interest in Cannfections through the Company's subsidiary, High Park Farms, LTD. ("High Park Farms"). During the year ended May 31, 2023, the Company terminated the Supply Agreement with Cannfections and did not continue transacting with them. During the year ended May 31, 2024, the Company wrote off its investment in Cannfections and no longer is a party of the joint venture, see Note 28 (Commitments and contingencies). During the year ended May 31, 2024, 2023 and 2022, co-manufacturing fees on edible cannabis products were $nil, $1,377, and $2,560 respectively and were recorded within cannabis costs of goods sold in the statements of loss and comprehensive loss. While historically Cannfections was considered a related party, as of May 31, 2024, Cannfections is no longer defined as a related party. On April 5, 2024, High Park Farms voluntarily commenced bankruptcy proceedings to ensure the orderly liquidation of its assets and liabilities.

6.	Capital assets

Capital asset consisted of the following:

	May 31,	May 31,
	2024	2023
Land	$45,577	$30,635
Production facility	369,630	344,627
Equipment	258,532	185,422
Leasehold improvement	19,377	7,753
Finance lease, right-of-use assets	43,993	—
Construction in progress	10,713	8,048
	$747,822	$576,485
Less: accumulated amortization	(189,575)	(146,818)
Total	$558,247	$429,667

The Company performs ongoing assessments whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. During the year ended May 31, 2024, there were no indicators that an asset group was not recoverable and as a result there were $nil impairments during the year ended May 31, 2024. During the year ended  May 31, 2023, the Company recorded non-cash impairments of  $81,500 on its production facility in Canada and $22,500 on its equipment.

Assets held for sale consisted of the following:

	May 31,	May 31,
	2024	2023
Land	$954	$—
Production facility	24,682	—
Equipment	6,438	—
	$32,074	$—

On  June 22, 2023, the Company acquired HEXO and recognized the Kirkland lake property as held for sale on the acquisition date, see Note 9 (Business combinations). The property was sold during the fiscal year ended  May 31, 2024.

During the year ended May 31, 2024, the Company classified the following assets from its Cannabis reporting segment, which includes its Quebec cultivation facility, the Fort Collins warehouse facility, and Broken Coast's former Duncan cultivation facility as held for sale. Through the assessment of facility capacity utilization, it was determined that these facilities would be exited and held for sale. It is expected that the sale of these assets will be completed within twelve months from the period they were classified as held for sale.

7.	Leases

The Company has operating leases for facilities, office spaces, production equipment and vehicles.

Leases have varying terms with remaining lease terms of up to approximately 20 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		May 31,	May 31,
	Classification on Balance Sheet	2024	2023
Assets
Finance lease, right-of-use assets	Capital assets	$43,993	$—
Operating lease, right-of-use assets	Operating lease, right-of-use assets	16,101	5,941
Total right-of-use asset		$60,094	$5,941
Liabilities
Current:
Current portion of finance lease liabilities	Current portion of lease liabilities	$1,092	$—
Current portion of operating lease liabilities	Current portion of lease liabilities	3,999	2,423
Non-current:
Finance lease liabilities	Lease liabilities	43,948	—
Operating lease liabilities	Lease liabilities	16,474	7,936
Total lease liabilities		$65,513	$10,359

For the year ended May 31, 2024 the Company had $4,582 of operating lease expenses which included an offset of $738 for sublease income compared to $3,140 and $662 respectively for the year ended May 31, 2023.

The following table presents the future undiscounted payments associated with lease liabilities as of May 31, 2024:

	Operating	Finance
	leases	leases
2025	$5,821	$4,036
2026	5,540	4,036
2027	4,893	4,036
2028	3,997	4,036
Thereafter	6,101	79,993
Total minimum lease payments	$26,352	$96,137
Imputed interest	(5,879)	(51,097)
Obligations recognized	$20,473	$45,040

8.	Intangible assets

Intangible assets are comprised of the following items

	May 31,	May 31,
	2024	2023
Customer relationships & distribution channel	$603,939	$614,062
Licenses, permits & applications	368,057	366,793
Non-compete agreements	12,403	12,394
Intellectual property, trademarks, knowhow & brands	608,672	583,468
	1,593,071	$1,576,717
Less: accumulated amortization	(261,758)	(187,088)
Less: impairments	(415,844)	(415,844)
Total	$915,469	$973,785

The Company performed the annual impairment test during the fourth quarter ended May 31, 2024, and determined there were no impairments to indefinite-lived intangible assets during the year ended May 31, 2024. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to this determination of no impairment expense recognized during the year ended May 31, 2024.

In the year ended May 31, 2023, the Company recorded non-cash impairments of $110,000 of its customer relationships & distribution channel, $55,000 of its licenses, permits & applications, which were considered indefinite-lived intangible assets and $40,000 of its intellectual property, trademarks, knowhow & brands as a result of the decline in market share in its Canadian cannabis business with certain product lines and customers. In calculating the 2023 impairment amount, using an income approach, the Company used a discount rate of 13.50%, increased from 11.21% used in the  May 31, 2022 annual assessment, a terminal growth rate of 2%-5% consistent with the rate used in the  May 31, 2022 annual assessment, and an average revenue growth rate of 0%-40% over 5 years to correlate with the cash flows anticipated with the individual intangible assets that were assessed, while these assets have not been assessed individually in the past the associated cash flows were included in the  May 31, 2022 goodwill annual assessment which used an average growth rate of 46%. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to the impairment recorded.

During the year ended May 31, 2022, there were impairments of $110,033 on licenses, permits and applications and $85,471 on intellectual property, trademarks, knowhow & brands.

As of May 31, 2024, included in licenses, permits & applications is $182,851 of indefinite-lived intangible assets. As of  May 31, 2023, there was $181,093 of indefinite-lived intangible assets included in Licenses, permits & applications.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Amortization
2025	$75,988
2026	75,988
2027	75,988
2028	75,988
2029	75,988
Thereafter	352,678
Total	$732,618

9.	Business Acquisitions

Acquisition of Montauk Brewing Company, Inc.

On    November 7, 2022, Tilray acquired Montauk Brewing Company, Inc. (“Montauk”), a leading craft brewer based in Montauk, New York, which expanded our distribution network with a strong brand in the tri-state region of the U.S. In consideration for the acquisition of Montauk, and after giving effect to post-closing adjustments, the Company paid an aggregate purchase price equal to $35,123, which was comprised of $ 28,701 in cash and the remainder through the issuance of 1,708,521 shares of Tilray's common stock (having a value of $6,422 at closing). In the event that Montauk achieves certain volume and/or EBITDA targets on or before   December 31, 2025, the stockholders of Montauk shall be eligible to receive additional contingent cash consideration of up to $18,000. The Company determined that the closing date fair value of this contingent consideration was $10,245 based on the inputs disclosed in Note 29 (Financial risk management and financial instruments).

The table below summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

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

In the event that the Montauk acquisition had occurred on  June 1, 2022, the Company would have had additional net revenue of approximately $nil and $12,100 for the year ended  May 31, 2024 and 2023 respectively, and its consolidated net loss and comprehensive net loss would have increased by approximately $nil and $1,100 for the year ended  May 31, 2024 and 2023, respectively, primarily as a result of amortization of the intangible assets acquired. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Montauk.

Acquisition of HEXO Corp.

On  June 22, 2023, Tilray acquired HEXO, a cannabis company in Canada (the “HEXO Acquisition”) for the purpose of expanding the Company’s revenue base, production capabilities around certain form factors and growth opportunities with the Redecan brand. In consideration for the HEXO Acquisition, the Company paid a total purchase price equivalent of $93,882, which consisted of stock consideration of $63,927, settlement of convertible notes receivable of $28,720, the fair value of HEXO stock-based compensation of $1,188 and the assumption of warrants with exercise prices that are out-of-the-money. In connection with the HEXO Acquisition, each outstanding HEXO common share was exchanged for 0.4352 of a share of Tilray common stock and each outstanding HEXO preferred share was exchanged for 0.7805 of a share of Tilray common stock. In the aggregate, the Company issued 39,705,962 shares of Tilray common stock, at a share price of $1.61 per share, in connection with the HEXO Acquisition. The Company intends to sell HEXO's Kirkland lake property and the Quebec cultivation facility, and has recorded the value of the associated capital assets as assets held for sale, see Note 6 (Capital assets).

The table below summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

Amount
Consideration
Shares	$63,927
Settlement of convertible notes receivable	28,720
Warrants assumed	47
Estimated fair value of HEXO stock-based compensation	1,188
Net assets acquired
Current assets
Cash and cash equivalents	14,634
Restricted cash	1,656
Accounts receivable	7,855
Asset held for sale	755
Prepaids and other current assets	2,709
Inventory	24,122
Long-term assets
Prepaid expenses	8,384
Capital assets	70,634
Intellectual property, trademarks & brands (15 years)	4,505
Interest in equity investee	3,145
Total assets	138,399
Current liabilities
Accounts payable and accrued liabilities	44,517
Total liabilities	44,517
Total net assets acquired	$93,882

Included in accounts payable and accrued liabilities was $12,253 of litigation settlement accruals as of  June 22, 2023.

In the event the HEXO Acquisition had occurred on  June 1, 2022, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $7,000 for the year ended May 31, 2024 and $78,000 for the year ended May 31, 2023, and its net loss and comprehensive net loss would have increased by approximately $1,800 for the year ended May 31, 2024, and $199,000 for the year ended May 31, 2023, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of HEXO.

Acquisition of Truss Beverage Co.

On  August 3, 2023, Tilray acquired the remaining 57.5% equity interest in Truss Beverage Co. ("Truss"), a cannabis beverage company, from Molson Coors Canada ("Molson").  This purchase represents the equity portion of Truss that had not been previously acquired as part of the HEXO Acquisition. The consideration paid by Tilray consisted of $74 (CAD$100) in cash and contingent consideration fair valued at $4,181. During the year ended May 31, 2024, the contingent consideration liability was settled in exchange for a final payment equal to $760 with the resultant gain of $3,683 recorded in change in fair value of contingent consideration, offset by $262 of foreign exchange. Tilray initially planned to divest Truss' assets and recorded the value of the associated capital assets and lease obligations as an asset held for sale. During the quarter ended  November 30, 2023, due to a change in circumstance in the Company's ability to sell these assets, they were subsequently reclassified as capital assets as the Company has made alternative plans for their utilization. The Company subsequently shifted production of Truss beverages to one of our existing facilities to maximize existing capacity utilization rates .The asset was then remeasured at the lower of its carrying amount before being classified as held for sale less the amortization that would have occurred and the fair value on the date the decision not to proceed with a sale was made. Changes in the carrying amount were recorded in the consolidated statement of net loss and comprehensive loss as amortization in cost of goods sold. During the quarter ended May 31, 2024, the Company sold Truss Beverage Co. to a third party but the Company continues to retain liability for all of Truss's pre-closing contingent obligations.

The table below summarizes the fair value of the assets acquired and the liabilities assumed at the acquisition date:

Amount
Consideration
Cash consideration	$74
Investment in equity investees	3,145
Contingent consideration	4,181
Net assets acquired
Current assets
Cash and cash equivalents	6,739
Accounts receivable	1,038
Prepaids and other current assets	78
Inventory	2,573
Asset held for sale	2,960
Long-term assets
Intangible assets	296
Total assets	13,684
Current liabilities
Accounts payable and accrued liabilities	5,408
Other liabilities	876
Total liabilities	6,284
Total net assets acquired	$7,400

In the event that the Truss acquisition had occurred on  June 1, 2022 the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $3,000 for the year ended May 31, 2024, and $16,100 for the year ended May 31, 2023, and its consolidated net loss and comprehensive net loss would have increased by approximately $700 for the year ended May 31, 2024, and $48,800 for the year ended May 31, 2023.

Acquisition of Craft Beverage Business Portfolio

On  September 29, 2023, Tilray acquired a portfolio of craft brands, assets and businesses comprising eight beer and beverage brands from Anheuser-Busch Companies, LLC, ("AB") including breweries and brewpubs associated with them (the “Craft Acquisition”). The acquired businesses/brands include Shock Top, Breckenridge Brewery, Blue Point Brewing Company, 10 Barrel Brewing Company, Redhook Brewery, Widmer Brothers Brewing, Square Mile Cider Company, and HiBall Energy. The Company paid a total purchase price equivalent of $83,658 in cash, net of a preliminary working capital adjustment at closing of $1,342, which was subject to a final working capital adjustment. As described in Note 16 (Long-term debt), $20,000 was borrowed under the ABC Group Delayed Draw Term Loan Agreement to fund part of the purchase price paid for the Craft Acquisition.

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

Amount
Consideration
Cash consideration	$83,658
Net assets acquired
Current assets
Cash and cash equivalents	77
Inventory	21,493
Prepaids and other current assets	573
Long-term assets
Capital assets	76,114
Finance lease, right-of-use assets	45,496
Operating lease, right-of-use assets	7,677
Other assets	108
Total assets	151,538
Current liabilities
Accounts payable and accrued liabilities	14,706
Current portion of finance lease liabilities	1,031
Current portion of operating lease liabilities	1,408
Long - term liabilities
Finance lease liabilities	44,465
Operating lease liabilities	6,270
Total liabilities	67,880
Total net assets acquired	$83,658

In the event that the Craft Acquisition had occurred on  June 1, 2022, the Company would have had, on an unaudited proforma basis, additional revenue of approximately $55,000 for the year ended May 31, 2024, and $155,000 for the year ended May 31, 2023, and its net loss and comprehensive net loss would have increased by approximately $5,000 for the year ended May 31, 2024, and $2,400 for the year ended May 31, 2023. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition.

10.	Goodwill

The following table shows the carrying amount of goodwill:

	May 31,	May 31,
Reporting Unit	2024	2023
Cannabis	$2,640,669	$2,640,669
Distribution	4,458	4,458
Beverage alcohol	120,802	120,802
Wellness	77,470	77,470
Effect of foreign exchange	7,916	7,875
Impairments	(842,431)	(842,431)
Total	$2,008,884	$2,008,843

The Company performed the annual impairment test during the fourth quarter ended May 31, 2024, and determined that it is more likely than not, that the fair value of our reporting units was greater than their carrying amounts and thus $nil impairment expense was recognized. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to this determination of no impairment expense recognized during the year ended May 31, 2024.

For the year ended May 31, 2023, the Company recognized the non-cash impairment charges of $603,500 of cannabis goodwill and $15,000 of wellness goodwill. This impairment charge was related to the increased borrowing rates and the decline of the company’s market capitalization. The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity. In the Company's cannabis goodwill assessment the Company used a discount rate of 13.50%, increased from 11.21% used in the  May 31, 2022 annual assessment, a terminal growth rate of 5% consistent with the rate used in the   May 31, 2022 annual assessment, and an average revenue growth rate of 40% over 5 years as a result of anticipated federal legalization in various countries, decreased from 46% used in the   May 31, 2022 annual assessment. A 1% increase in the discount rate would result in an additional $300,000 in impairment, a 1% decrease in the terminal growth rate would result in an additional $250,000 in impairment and a 5% decrease in the average growth rate would result in an additional $200,000 in impairment. In the Company's wellness goodwill assessment the Company used a discount rate of 11.80%, increased from 10% used in the   May 31, 2022 annual assessment, a terminal growth rate of 3% consistent with the rate used in the  May 31, 2022 annual assessment, and an average revenue growth rate of 10% over 5 years, consistent with the rate used in the   May 31, 2022 annual assessment. A 1% increase in the discount rate would result in an additional $14,000 in impairment, a 1% decrease in the terminal growth rate would result in an additional $10,000 in impairment and a 5% decrease in the average growth rate would result in an additional $5,000 in impairment.

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

HEXO Convertible Note

On  June 22, 2023, the Company completed the HEXO Acquisition as described in Note 9 (Business acquisitions). Concurrently with the closing of the HEXO Acquisition, the HEXO convertible note was converted into shares of HEXO.

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

During the year ended May 31, 2024, the Company recognized an other-than-temporary change in fair value, which resulted in a non-cash expense of $42,681. The MedMen Convertible Note was valued based upon the fair value of the collateral assets net of disposal costs and has been reduced to reflect recent events, including the appointment of a chief restructuring officer on  January 23, 2024, filing for insolvency protection in Canada and in California and pending asset sales. In the prior year, the Company used the Black-Scholes model using the following assumptions: the risk-free rate of 3.50%; expected life of the convertible note; volatility of 70% based on comparable companies; forfeiture rate of nil; dividend yield of nil; probability of legalization between 0% and 60%; and, the exercise price of the respective conversion feature.

The Company did not derive any revenue or cash from MedMen's operations, and fully complies with all limitations imposed by applicable U.S. law and regulations in connection with its ownership of the MedMen Convertible Note. In addition, the Company did not recognize any interest income on the MedMen Convertible Note for the year ended May 31, 2024, which would have increased its value.

12.	Long-term investments

Long-term investments are comprised of the following items:

	May 31,	May 31,
	2024	2023
Equity investments measured at fair value	$2,359	$2,144
Equity investments under measurement alternative	5,500	5,651
Total	$7,859	$7,795

The Company’s equity investments at fair value consist of publicly traded shares, equity interest in non-traded companies and warrants held by the Company. The Company’s equity investments under measurement alternative include equity investments without readily determinable fair values. For the year ended May 31, 2024 the Company received proceeds of $nil on the sale of investments (2023-$nil, 2022-$nil) and recognized $217 in unrealized losses due to the change in fair value of investments (2023-$2,366 2022-$6,731), the remaining change in long-term investments is a result of currency translation recognized in other comprehensive income.

13.	Income taxes and deferred income taxes

Loss before income taxes includes the following components:

	For the year ended May 31,
	2024	2023	2022
United States	$(126,735)	$(506,984)	$(233,697)
Canada	(106,822)	(912,717)	(81,772)
Other countries	(15,463)	(30,480)	(125,205)
	$(249,020)	$(1,450,181)	$(440,674)

The (recoveries) expense for income taxes consists of:

	For the year ended May 31,
	2024	2023	2022
Current:
United States	$497	$226	$262
Canada	10,819	26,290	23,268
Other countries	940	(62)	479
	$12,256	$26,454	$24,009

Deferred:
United States	$(723)	$(4,055)	$520
Canada	(33,422)	(24,364)	(17,154)
Other countries	(4,727)	(5,216)	(13,917)
	$(38,872)	$(33,635)	$(30,551)
Income tax benefits, net	$(26,616)	$(7,181)	$(6,542)

A reconciliation of income taxes at the statutory rate with the reported taxes is as follows:

	For the year ended May 31,
	2024	2023	2022
Loss before net income taxes:	$(249,020)	$(1,450,181)	$(440,674)
Income tax benefits at statutory rate	(51,325)	(304,538)	(92,542)
Tax impact of foreign operations	(5,661)	(25,857)	81,316
Foreign exchange and other	1,959	13,434	14,941
Non-deductible expenses	6,147	3,982	6,404
Non-deductible (taxable) losses	(682)	23,150	748
Changes in enacted rates	2,394	(816)	—
Change in fair value of warrant liability	302	(2,612)	(13,359)
Stock based and other compensation	—	—	994
Change in valuation allowance	20,250	285,698	17,255
Impact on convertible debenture and other differences	—	378	(22,299)

Income tax benefits, net	$(26,616)	$(7,181)	$(6,542)

The following table summarizes the components of deferred tax:

	May 31,
	2024	2023
Deferred assets
Operating loss carryforwards - United States	$104,377	$85,259
Operating loss carryforwards - Canada	366,720	145,111
Operating loss carryforwards - Other Countries	18,518	18,787
Capital loss carryforwards	34,355	34,355
Intangible assets	229,953	244,227
Property and equipment	34,578	46,400
Currently nondeductible interest	—	2,812
Investments and convertible notes receivable	45,685	66,718
Investment tax credits and related pool balance	23,132	22,054
Other	46,151	50,074
Total Deferred tax assets	903,469	715,797
Less valuation allowance	(789,839)	(625,368)
Net deferred tax assets	113,630	90,429
Deferred tax liabilities
Property and equipment	(18,814)	(18,129)
Intangible assets	(218,020)	(225,460)
Convertible Senior Notes Due 2023	(2,229)	(14,204)
Other Deferred Items	(5,437)	—
Total deferred tax liabilities	(244,500)	(257,793)
Net deferred tax liability	$(130,870)	$(167,364)

The Tax Cuts and Jobs Act (2017 Tax Act) was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 35% to 21%. The Tax Act also contains additional provisions that are effective for the company in 2018, including a new tax on Global Intangible Low-Taxed Income (“GILTI”). Under GAAP, there is an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"); or (ii) factor in such amounts into the measurement of our deferred taxes (the "deferred method"). The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

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

At May 31, 2024, the Company had United States net operating loss carry-forwards of approximately $497,033 that can be carried forward indefinitely and generally limited in annual use to 80% of the current year taxable income starting 2021. The Company has Canadian net operating loss carry-forwards of approximately $662,839 that can be carried forward 20 years and begin to expire in 2028. Management believes that it is more-likely-than-not that the benefit from certain United States and foreign net operating loss carry-forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carry-forwards. The net change in the total valuation allowance was an increase of $164,471 and $271,297 for the years ended May 31, 2024 and 2023, respectively. The net change in the total valuation allowance was primarily a result of finalization of the purchase accounting related to the reverse acquisition transaction with Aphria Inc. during the prior year and certain current year losses.

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

The total amount of gross unrecognized tax benefits (“GUTB”) was $nil, $nil, and $nil as of May 31, 2024, 2023 and 2022 respectively. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the financial statements.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. In the years ended May 31, 2024, 2023 and 2022, the Company recorded approximately $nil, $nil and $nil, respectively, of interest and penalty expenses related to uncertain tax positions. As of May 31, 2024, and 2023, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $nil and $nil, respectively.

The Company and its subsidiaries are subject to United States federal income tax as well as the income tax of multiple state and foreign jurisdictions. Major jurisdictions where there are wholly owned subsidiaries of Tilray Brands, Inc. which require income tax filings include the Canada, Portugal, Germany, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2018 for Canada, 2019 for Portugal, 2018 for Germany, 2019 for Australia, and 2020 for United States.

14.	Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of  May 31, 2024, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit for €7,000 and €500 each, which bear interest at Euro Short-Term Rate ("ESTR") plus 2.50% and Euro Interbank Offered Rate ("EURIBOR") plus 4.00%, respectively. As of  May 31, 2024, a total of €7,438 ($8,033) was drawn down from the available credit of €7,500. The operating line of credit for €7,000 is secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn facility and underlying real property. The operating line of credit for €500 is unsecured.

American Beverage Crafts Group Inc. ("ABC Group"), formerly known as Four Twenty Corporation, a subsidiary of the Company, has a revolving credit facility of $30,000, which bears interest at SOFR plus an applicable margin. As of  May 31, 2024, the Company has drawn $10,000 on the revolving line of credit. The revolving credit facility is secured by ABC Group's assets and includes a corporate guarantee by a subsidiary of the Company.

15.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised of:

	May 31,	May 31,
	2024	2023
Trade payables	$105,392	$70,819
Accrued liabilities	92,424	48,394
Litigation accrual	24,378	25,000
Accrued payroll and employment related taxes	6,154	18,772
Income taxes payable	4,092	14,934
Accrued interest	4,217	8,102
Sales taxes payable	5,300	4,661
Total	$241,957	$190,682

16.	Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	May 31,	May 31,
	2024	2023
Credit facility - C$66,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2025	$39,420	$45,260
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	10,212	10,959
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	12,422	13,092
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	263	346
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	2,089	2,104
Term loan ‐ €5,000 ‐ EURIBOR plus 2.15%, 5‐year term, repayable in quarterly installments of €250 plus interest, due in December 2023	—	803
Term loan ‐ €1,200 ‐ at 4.26%, 1‐year term, repayable in monthly installments of €100 plus interest, due in December 2023	—	755
Term loan ‐ €1,500 ‐ at 2.00%, 5‐year term, repayable in quarterly installments of €94 plus interest, due in April 2025	417	819
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €66 including interest, due in August 2028	3,151	1,706
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 including interest, due in October 2030	20,066	20,863
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $1,750 due in June 2028	86,626	65,000
Carrying amount of long-term debt	174,666	161,707
Unamortized financing fees	(808)	(738)
Net carrying amount	173,858	160,969
Less principal portion included in current liabilities	(15,506)	(24,080)
Total noncurrent portion of long-term debt	$158,352	$136,889

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

The Company entered into term loans in May 2020 and June 2023 for €1,500 and €3,500 through wholly owned subsidiary CC Pharma. These term loans are secured against the distribution inventory held by CC Pharma and by the land where the facility is located and the building.

On December 1, 2021, the Company acquired all the membership interests in Cheese Grits, LLC, a Georgia limited liability company that owns the SweetWater Brewing Company brewery and taproom in Atlanta, Georgia, which facility was previously leased to the Company. Cheese Grits, LLC, was owned by certain former equity holders of SweetWater and current employees. As part of this purchase, the Company through subsidiary Cheese Grits, LLC, acquired the mortgage payable which is secured against the Sweetwater brewery and taproom.

During the year ended May 31, 2024, ABC Group, repaid its $100,000 term loan and entered  into a new secured credit agreement, which is comprised of: (i) a $70,000 term loan facility, bearing interest at SOFR plus an applicable margin and having a maturity date of  June 30, 2028 (the "ABC Group Term Loan"), and (ii) a $20,000 delayed draw term loan facility, issued on the same terms as the $70,000 term loan facility (the "ABC Group Delayed Draw Term Loan" and, together with the ABC Group Term Loan the "ABC Group Secured Credit Agreement"). The ABC Group Term Loan was fully drawn on  June 30, 2023. The ABC Group Delayed Draw Term Loan was fully drawn on  September 29, 2023 to fund part of the purchase price for the Craft Acquisition as described in Note 9 (Business acquisitions). Under the terms of the ABC Group Secured Credit Agreement, the Company pledged all of ABC Group and its subsidiaries' assets and the related equity interests, and Tilray Brands, Inc. provided a limited guarantee, as well as requiring the lenders approval to transfer assets to Tilray Brands, Inc.

The Company maintains, certain financial covenants or minimum balances in certain cash operating accounts, as at May 31, 2024, the Company was in compliance with all the long-term debt covenants.

17.	Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures:

	May 31,	May 31,
	2024	2023
5.20% Convertible Notes ("TLRY 27")	$129,583	$100,476
HTI Convertible Note	—	47,834
5.25% Convertible Notes ("APHA 24")	330	120,568
5.00% Convertible Notes ("TLRY 23")	—	126,544
Total	129,913	395,422
Deduct - current portion	330	174,378
Total convertible debentures payable, non current portion	$129,583	$221,044

HTI Convertible Note

	May 31,	May 31,
	2024	2023
4.00% Contractual debenture	$—	$50,000
Unamortized discount	—	(2,166)
Net carrying amount	$—	$47,834

On  July 12, 2022, the Company issued a $50,000 convertible promissory note to HTI ("HTI Convertible Note"), bearing a 4% interest rate payable on a quarterly basis and having a maturity date of  September 1, 2023. On  August 31, 2023, the Company settled in full the HTI Convertible Note through the issuance of shares as described in Note 19 (Stockholders' equity).

During the year ended  May 31, 2024, the Company recognized interest expense of $500 and accretion of amortized discount interest of $2,166. In the years ended May 31, 2023 and 2022 the Company recognized interest expense of $1,778 and $nil accretion of amortized discount interest of $6,889 and $nil, respectively.

TLRY 27

	May 31,	May 31,
	2024	2023
5.20% Contractual debenture	$172,500	$150,000
Unamortized discount	(42,917)	(49,524)
Net carrying amount	$129,583	$100,476

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

During the year ended  May 31, 2024, the Company recognized interest expense of $8,970 and accretion of amortized discount interest of $11,516. For the same periods in the prior year there was no interest or accretion of amortized discount.

As at May 31, 2024, there was $ 172,500 principal outstanding ( May 31, 2023 - $ 150,000).

APHA 24

	May 31,	May 31,
	2024	2023
5.25% Contractual debenture	$350,000	$350,000
Debt settlement	(349,670)	(213,260)
Fair value adjustment	—	(16,172)
Net carrying amount	$330	$120,568

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

During the year ended  May 31, 2024, the Company exchanged the aggregate principal of $136,410 of APHA 24 Notes for cancellation by issuing 73,484,147 shares.

The overall change in fair value of APHA 24 during year ended  May 31, 2024 decreased by $16,172, this was comprised of $19,735 of fair value changes and a foreign exchange loss of $3,563.

There was $330 principal outstanding as at   May 31, 2024 compared to $136,740 as at   May 31, 2023. The remaining principal outstanding balance has been paid off in cash upon maturity.

During the year ended  May 31, 2024, the Company recognized interest expense of $5,803 ($13,610 and $13,600 for the periods ended May 31, 2023 and May 31, 2022 respectively).

TLRY 23

	May 31,	May 31,
	2024	2023
5.00% Contractual debenture	$—	$277,856
Principal amount paid	—	(150,526)
Unamortized discount	—	(786)
Net carrying amount	$—	$126,544

The TLRY 23 Notes bore interest at a rate of 5.00% per annum, payable semi-annually in arrears on  April 1 and  October 1 of each year. On   September 12, 2023, the Company repurchased $20,000 of its TLRY 23 Notes for cancellation by issuing 7,000,000 shares and paying $610 of cash to settle both principal and accrued interest. Upon repurchase of the TLRY 23 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $1,672 reduction of additional paid-in capital in the Consolidated Statements of Changes in Equity. Additionally, this repurchase resulted in a loss of $1,062 which was recorded in other non-operating (losses) gains, net as shown in Note 27 (Non-operating income (expense)).

After cancellation, the outstanding principal balance of the TLRY 23 Notes was $107,331. On   October 2, 2023, the Company repaid the remaining principal of the TLRY 23 Notes in cash upon maturity.

During the year ended  May 31, 2024, the Company recognized interest expense of $2,122 and accretion of amortized discount interest of $786. In the year ended May 31, 2023 and 2022 the Company recognized interest expense of $9,303 and $14,684 accretion of amortized discount interest of $2,817 and $4,176, respectively .

18.	Warrant Liability

As of May 31, 2024 and May 31, 2023, there were 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring September 17, 2025. Each warrant is exercisable for one common share of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the year ended May 31, 2024, the Company issued shares which triggered the anti-dilution price protection feature lowering the exercise price to $1.61. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

The Company estimated the fair value of the warrant liability at May 31, 2024 at $0.524 per warrant using the Black Scholes pricing model (Level 3) with the following assumptions: Risk-free interest rate of 4.04%, expected volatility of 50%, expected term of 1.3 years, strike price of $1.61 and fair value of common stock of $1.80.

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

Issued and outstanding

At May 31, 2024, the Company had 1,198,000,000 common shares and 10,000,000 preferred shares authorized to be issued with 831,925,373 common shares and nil preferred shares issued and outstanding, compared to the period ended  May 31 2023, the Company had 980,000,000 common shares and 10,000,000 preferred shares authorized and 656,655,455 common shares and nil preferred shares issued and outstanding. Historically, the Company has issued shares of its common stock as consideration for business acquisitions, settlement of convertible notes, settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the year-ended May 31, 2024, the Company issued the following shares:

a)	39,705,962 shares in connection with the HEXO Acquisition, see Note 9 (Business acquisitions).

b)	865,426 shares to settle a contractual change of control severance obligations in the aggregate amount of $1,500 incurred in connection with the HEXO Acquisition.

c)	24,780,994 shares to settle dividends payable to the non-controlling shareholders of 1974568 Ontario Limited (“Aphria Diamond”).

d)	1,032,616 shares for the settlement of the HTI Convertible Note payable see Note 17 (Convertible debentures payable).

e)	17,148,541 shares to HTI Investments MA LLC pursuant to the terms of a $50.0 million convertible promissory note originally issued by Tilray to HTI on July 12, 2022 and which was settled at maturity as previously disclosed.

f)	1,573,152 shares to settle HEXO-based litigation judgement obtained by MediPharm Labs Inc. in 2022.

g)	7,000,000 shares to repurchase $20,000 of its TLRY 23 Notes for cancellation.

h)	73,484,147 shares to repurchase $349,670 of its APHA 24 Notes for cancellation.

j)	5,327,843 shares under its At-the-Market (“ATM”) program for gross proceeds of $9,944. The Company paid $1,325 in commissions and other fees associated with these issuances for net proceeds of $8,619.

k)	4,351,237 shares in connection with the exercise of previously awarded stock-based compensation awards.

Stock-based compensation

The Company maintains stock-based compensation plans as disclosed in our Annual Financial Statements. For the year-ended May 31, 2024, the total stock-based compensation was $ 31,769 (2023 - $39,595 and 2022 - $35,994).

During the year-ended May 31, 2024 the Company granted 13,680,556 time-based RSUs, and 7,566,146 performance-based RSUs ( May 31, 2023 - 6,004,995 time-based RSUs and 2,634,744 performance based RSUs). The 7,566,146 performance based RSUs issued during the year contains certain performance conditions that will only be set at a future date, and therefore for accounting purposes the grant date has not been met. The Company operates multiple stock-based award plans as follows:

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

In conjunction with the reverse acquisition with Aphria Inc on April 30, 2021, 9,806,851 shares of common stock had been reserved for issuance under the EIP. The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each calendar year, for a period of not more than ten years, starting on January 1, 2019 and ending on and including January 1, 2027, in an amount equal to 4% of the total number of shares of our common stock outstanding on December 31 of the prior calendar year, or a lesser number of shares determined by our Board of Directors. The shares reserved include only the outstanding shares related to stock options and RSUs and excludes stock options outstanding under the Original Plan.

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

No stock options were granted under the EIP during the year ended May 31, 2024 and 2023.

Stock-based activity under the EIP and Original Plan for the year ended May 31, 2024 is as follows:

EIP Time-based stock option activity
Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2023	2,809,198	$14.88	5.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	(11,411)	101.80	—	—
Balance, May 31, 2024	2,797,787	$14.53	4.0	$—

Original plan time-based stock option activity
			Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2023	63,969	$3.52	3.8	$7.68
Exercised	(4,291)	0.19	—	—
Forfeited	—	—	—	—
Cancelled	(10,512)	5.16	—	—
Balance, May 31, 2024	49,166	$3.46	3.0	$1.43

Time-based and Performance-based RSU activity
		Weighted-	Weighted-
		average	average
		grant-date	remaining
	Time-based	fair value	contractual	Aggregate
	RSUs	per share	term (years)	intrinsic value
Balance, May 31, 2023	12,138,692	$6.04	1.7	$24,857
Granted	21,246,702	1.93	—	39,553
Vested	(6,199,254)	4.76	—	(11,159)
Forfeited	(1,051,288)	2.21	—	(1,892)
Cancelled	—	—	—	—
Balance, May 31, 2024	26,134,852	$3.16	2.85	$47,043

Predecessor Plan - Aphria

Aphria had established the Aphria Omnibus Incentive Plan (the “Aphria Predecessor Plan”). Following stockholder approval of the EIP, no new awards have been granted under the Aphria Predecessor Plan. In connection with the reverse acquisition Aphria stock options, Aphria RSUs and DSUs issued under the Predecessor Plan were exchanged for options, RSUs under the EIP. As a result of the modification, all grantees were affected, and the Company recognized nil incremental compensation cost.

No stock options were granted under the Aphria Predecessor Plan during the years ended May 31, 2024 and 2023. As of May 31, 2024,there were 434,212 awards outstanding and which are vested and exercisable.

Stock option, RSU and DSU activity for the Company under the Predecessor Plan is as follows:

Time-based stock option activity

			Weighted	Weighted
		Weighted	average	average
		average	grant	remaining	Aggregate
	Number of	exercise	date fair	contractual	Intrinsic
	options	price	value	term (years)	Amount
Outstanding, beginning of the year	1,706,627	$11.16	$60.75	1.0	—
Exercised during the year	—	—	—	—	N/A
Granted during the year	—	—	—	—	N/A
Forfeited during the year	—	—	—	—	N/A
Expired during the year	(1,272,415)	12.39	—	—	N/A
Outstanding, end of the year	434,212	$7.56	$—	0.65	—
Vested and exercisable, end of the year	434,212	$7.56	$—	0.65	—

Time-based and Performance-based RSU activity

	May 31, 2024
		Weighted
		average
		grant -
		date fair
	Time- based	value per
	RSUs	share
Non-vested, beginning of the year	371,182	$11.37
Granted during the year	—	—
Vested during the year	(123,113)	$6.47
Forfeited during the year	(3,876)	$6.90
Non-vested, end of the year	244,193	$13.91

Predecessor Plan - HEXO

Prior to the acquisition of HEXO Corp, HEXO had established the Formal Plan and Omnibus Incentive Plan (the “HEXO Predecessor Plan”). In connection with the acquisition, HEXO stock options issued under these plans were exchanged at a rate of 0.4352 for 1,267,793 options under the Tilray 2018 EIP. As a result of the modification, all grantees were affected, and the Company recognized nil incremental compensation cost. Following stockholder approval of the EIP, no new awards have been granted under the Predecessor Plan. As of May 31, 2024, 1,144,218 awards outstanding and 1,120,768 are vested and exercisable.

	May 31, 2024
			Weighted	Weighted
		Weighted	average	average
		average	grant	remaining	Aggregate
	Number of	exercise	date fair	contractual	Intrinsic
	options	price	value	term (years)	Amount
Outstanding, beginning of the year	—	$—	$—	—	—
Exercised during the year					N/A
Converted upon acquisition	1,267,793	62.87	—	8.91	N/A
Forfeited during the year	(63,760)	26.27	—	—	N/A
Expired during the year	(59,815)	339.63	—	—	N/A
Outstanding, end of the year	1,144,218	$53.40	$—	1.19	—
Vested and exercisable, end of the year	1,120,768	$54.15	$—	1.04	—

20.	Accumulated other comprehensive loss

Accumulated other comprehensive loss includes the following components:

		Unrealized
	Foreign	loss on
	currency	convertible
	translation	notes
	gain (loss)	receivables	Total
Balance May 31, 2021	$156,417	$(3,749)	$152,668
Other comprehensive loss	(102,004)	(71,428)	(173,432)
Balance May 31, 2022	$54,413	$(75,177)	$(20,764)
Other comprehensive (loss) reversal	(101,023)	75,177	(25,846)
Balance May 31, 2023	$(46,610)	$—	$(46,610)
Other comprehensive loss	3,111	—	3,111
Balance May 31, 2024	$(43,499)	$—	$(43,499)

21.	Non-controlling interests

The following tables summarize the information relating to the Company’s majority-owned subsidiaries, SH Acquisition (68%), CC Pharma Nordic ApS (75%), Aphria Diamond (51%), and ColCanna S.A.S. (90%) before intercompany eliminations.

Summarized balance sheet information of the entities in which there is a non-controlling interest as at May 31, 2024:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Current assets	$—	$12	$95,720	$3	$95,735
Non-current assets	32,000	—	124,675	3,637	160,312
Current liabilities	—	(9)	(130,945)	(6,913)	(137,867)
Non-current liabilities	—	—	(24,482)	(1,452)	(25,934)
Net assets	$32,000	$3	$64,968	$(4,725)	$92,246

Summarized balance sheet information of the entities in which there is a non-controlling interest as at May 31, 2023:

:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Current assets	$—	$114	$127,689	$224	$128,027
Non-current assets	74,681	—	135,085	3,307	213,073
Current liabilities	—	(1,166)	(142,554)	(6,697)	(150,417)
Non-current liabilities	—	—	(53,197)	(1,428)	(54,625)
Net assets	$74,681	$(1,052)	$67,023	$(4,594)	$136,058

Summarized income statement information of the entities in which there is a non-controlling interest for the year ended May 31, 2024:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Revenue	$—	$—	$103,331	$—	$103,331
Total expenses	42,681	(1,064)	40,935	(203)	82,349
Net (loss) income	(42,681)	1,064	62,396	203	20,982
Other comprehensive (loss) income	—	(9)	171	(334)	(172)
Net comprehensive (loss) income	$(42,681)	$1,055	$62,567	$(131)	$20,810
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(13,658)	264	30,658	(13)	17,251
Additional income attributable to NCI	—	—	5,336	—	5,336
Net comprehensive (loss) income attributable to NCI	$(13,658)	$264	$35,994	$(13)	$22,587

Summarized income statement information of the entities in which there is a non-controlling interest for the year ended May 31, 2023:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Revenue	$—	$126	$161,453	$1	$161,580
Total expenses	107,297	748	85,460	57,293	250,798
Net (loss) income	(107,297)	(622)	75,993	(57,292)	(89,218)
Other comprehensive (loss) income	70,778	(21)	(961)	(34,643)	35,153
Net comprehensive (loss) income	$(36,519)	$(643)	$75,032	$(91,935)	$(54,065)
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(11,686)	(161)	36,766	(9,194)	15,725
Additional income attributable to NCI	—	—	11,421	—	11,421
Net comprehensive (loss) income attributable to NCI	$(11,686)	$(161)	$48,187	$(9,194)	$27,146

Summarized income statement information of the entities in which there is a non-controlling interest for the year ended May 31, 2022:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2022
Revenue	$—	$354	$148,323	$—	$148,677
Total expenses (recovery)	(11,180)	470	77,057	35	66,382
Net (loss) income	11,180	(116)	71,266	(35)	82,295
Other comprehensive (loss) income	(70,778)	47	(2,353)	(4,737)	(77,821)
Net comprehensive (loss) income	$(59,598)	$(69)	$68,913	$(4,772)	$4,474
Non-controlling interest %	32%	25%	49%	10%	NA
Net comprehensive (loss) income	$(19,071)	$(17)	$33,767	$(477)	$14,202

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

22.	Net revenue

Net revenue is comprised of:

	For the year ended May 31,
	2024	2023	2022
Beverage alcohol revenue	$213,614	$100,679	$74,959
Beverage alcohol excise taxes	(11,520)	(5,586)	(3,467)
Net beverage alcohol revenue	202,094	95,093	71,492
Cannabis revenue	370,692	284,314	300,891
Cannabis excise taxes	(97,894)	(63,884)	(63,369)
Net cannabis revenue	272,798	220,430	237,522
Distribution revenue	258,740	258,770	259,747
Wellness revenue	55,310	52,831	59,611
Total	$788,942	$627,124	$628,372

23.	Cost of goods sold

Cost of goods sold is comprised of:

	For the year ended May 31,
	2024	2023	2022
Beverage alcohol costs	$113,522	$48,770	$32,033
Cannabis costs	182,594	162,755	194,834
Distribution costs	230,596	231,309	243,231
Wellness costs	38,879	37,330	41,457
Total	$565,591	$480,164	$511,555

24.	General and administrative expenses

General and administrative expenses are comprised of the following items:

	For the year ended May 31,
	2024	2023	2022
Executive compensation	$15,597	$13,655	$14,128
Office and general	28,460	27,845	27,153
Salaries and wages	68,076	57,228	51,693
Stock-based compensation	31,769	39,595	35,994
Insurance	12,586	12,033	17,536
Professional fees	5,345	7,166	13,047
(Gain) loss on sale of capital assets	(4,198)	(48)	(682)
Insurance proceeds	—	—	(4,032)
Travel and accommodation	5,138	4,530	4,203
Rent	4,585	3,155	3,761
Total	$167,358	$165,159	$162,801

Included in (Gain) loss on sale of capital asset for the year ended  May 31, 2024, are gains of $4,198 which is comprised of $3,957 from the sale of Truss Beverage Co. refer to Note 9 (Business Acquisitions), and others.

25.	Restructuring

In connection with executing our acquisition strategy and strategic transactions, the Company incurred restructuring and exit costs associated with the integration efforts of these non-recurring transactions. For the year ended May 31, 2024,  May 31, 2023 and May 31, 2022, the Company incurred $15,581, $9,245 and $795 respectively of restructuring costs. The Company approves detailed restructuring initiative plans at the executive level and recognizes these expenses in the period in which the plan has been committed to.  The breakdown of the restructuring charges for the year ended May 31, 2024 are as follows:

Within the Cannabis reporting unit, three restructuring plans have been initiated as follows; HEXO acquisition related charges which is expected to take place within 24 months from the acquisition date, Truss acquisition related charges which is expected to take place within 18 months from the acquisition date and the Canadian business cost reduction plan, which concluded during the fiscal year. During the year ended  May 31, 2024, the following expenses were recognized, $10,174 of employee termination benefits and other restructuring charges for the HEXO acquisition plan, $3,549 of restructuring charges related to the costs of exiting the Truss facility given the sale of the facility and $482 of employee termination benefits for the Canadian cannabis business cost reduction plan.

Within the distribution reporting unit, the Company completed its cost optimization plan during the year ended  May 31, 2024.  During the year ended  May 31, 2024, the Company recognized $1,376 related to employee termination benefits in connection with the execution of this plan.

For the year ended May 31, 2023, the Company recognized $9,245 of restructuring charges which was comprised of $2,663 of severance costs required to right size the Company's production, $1,599 of exit costs, and $1,276 for inventory adjustments from the termination of our producer partnership in Uruguay due to a breach of the underlying contract in our International cannabis business. Additionally, amounts related to the Tilray-Aphria Arrangement Agreement for the closure of our Canadian cannabis facility in Enniskillen of $1,512 million were incurred. The Company also incurred $2,195 million of write-offs from the exit of our medical device reprocessing business in our distribution reporting segment.

For the year ended May 31, 2022, the Company recognized $795 of restructuring charges related to the Tilray and Aphria business combination.

26.	Interest expense, net

Interest expense, net is comprised of:

	For the year ended May 31,
	2024	2023	2022
Interest income	$12,831	$33,025	$11,736
Interest expense	(49,264)	(46,612)	(39,680)
	$(36,433)	$(13,587)	$(27,944)

27.	Non-operating (expense) income

Non-operating (expense) income is comprised of:

	For the year ended May 31,
	2024	2023	2022
Change in fair value of convertible debenture payable	$(19,736)	$(43,651)	$163,670
Change in fair value of warrant liability	(1,436)	12,438	63,913
Foreign exchange (loss) gain	(4,086)	(25,535)	(28,383)
Loss on long-term investments	(217)	(2,190)	(6,737)
Other non-operating (losses) gains, net	(12,367)	(7,971)	5,208
	$(37,842)	$(66,909)	$197,671

Included in other non-operating (losses) gains, net for the year ended  May 31, 2024, are losses of $12,367 which is comprised of $2,313 from the downside protection share issuance relating to the HTI note, as described in Note 19 (Stockholders' equity), $2,458 of amounts to settle outstanding notes with non-controlling interest shareholders, $4,638 for a decrease in value of equity investee, as described in Note 28 (Commitments and contingencies), Cannfections, and $3,063 loss on measurement at the lower of carrying amount and the fair value less costs to sell of Broken Coast's former Duncan facility, refer to Note 6 (Capital assets).

28.	Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt (refer to Note 16 Long-term debt), convertible notes (refer to Note 17 Convertible Debentures), material purchase commitments and construction commitments as follows:

	Total	2025	2026	2027	2028	Thereafter
Long-term debt repayment	$174,666	$15,507	$43,232	$11,764	$68,672	$35,491
Convertible debentures payable	172,830	330	—	172,500	—	—
Material purchase obligations	59,959	26,410	33,549	—	—	—
Construction commitments	575	575	—	—	—	—
Total	$408,030	$42,822	$76,781	$184,264	$68,672	$35,491

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

On September 27, 2021, the U.S. District Court entered an Opinion & Order granting the Defendants’ motion to dismiss the complaint in the Kasilingam litigation without prejudice. On December 3, 2021, the lead plaintiff filed a second amended complaint alleging similar claims against Tilray and Brendan Kennedy. The Defendants successfully moved to dismiss the second amended complaint on February 2, 2022. In dismissing the second amended complaint, the court granted the Plaintiff leave to amend one final time. On September 27, 2023, the Plaintiff filed its Third Amended Complaint.

The Defendants’ materials for a motion to dismiss the Third Amended Complaint were filed on November 8, 2023. A decision on the motion is expected by December 2024.

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

On September 28, 2021, the Court denied all motions for reconsideration and provided Plaintiffs with the opportunity to amend their complaint. Plaintiffs did not amend, and so the dismissals of Cacciavillani, Cervini, DeFrancesco, and SOL Investments became dismissals with prejudice.

On January 28, 2022, Plaintiffs moved for class certification, and briefing on the motion was complete as of June 28, 2022. The motion was granted, and a class was certified. On April 12, 2024, the parties filed a revised schedule for the remainder of the proceeding through trial, a key element of which includes setting trial for a “date convenient to the court after April 17, 2025”.

The parties engaged in mediation in March 2021 and December 2022, but neither mediation resulted in a settlement. The parties are as of the date of this Form 10-K engaged in fact discovery and have sought to extend fact discovery into September 2024.

It is too early to determine any potential damages from this proceeding. The Company and the individual defendants believe the claims are without merit and intend to vigorously defend against the claims, but there can be no assurances as to the outcome.

Aphria Class Action and Related Individual Actions (Canada)

i.	Aphria Class Action (Canada)

In February 2019, a putative securities class action was commenced in the Ontario Superior Court of Justice against Aphria, Inc. (“Aphria”) and certain of its former officers and directors, as well as five underwriters. The claim was subsequently amended in September 2022 to only proceed against Aphria, and two of its former officers and directors as named defendants.

The class plaintiff seeks various relief including damages in the amount of CAD $850,000 pursuant to Ontario securities legislation on behalf of all class members who acquired Aphria’s common shares between January 29, 2018 and December 3, 2018. The class action stems from Aphria’s acquisition of Nuuvera Inc. and LATAM Holdings Inc. in March and September 2018, respectively, alleging, among other things, that the value of the acquired assets was misrepresented as being significantly higher than their actual worth, and that insiders at Aphria personally benefitted from the acquisitions at the expense of investors.

Trial has been scheduled to begin in January 2025. The Company denies the allegations made in the Canadian class action and intends to vigorously defend against them.

ii.	Individual Actions (Canada)

In 2019 and 2020, four individual actions were commenced against Aphria and certain of its current and former officers and directors on various grounds including common law misrepresentations relating to the same Nuuvera and LATAM transactions at issue in the Aphria Class Action (Canada) discussed above. The individual plaintiffs make allegations including that the value of the assets acquired in the Nuuvera and LATAM transactions was misrepresented as being significantly higher than their actual worth, and that insiders at Aphria personally benefitted from the acquisitions at the expense of investors. The individual plaintiffs seek declaratory relief and damages in an amount to be determined, plus interest and costs. No substantive steps have been taken by the plaintiffs in the individual actions.

The Company denies the allegations made in the individual actions and intends to vigorously defend against them.

Martin Dionne v. HEXO Corporation and Sebastien St. Louis

In November 2019, a Canadian securities class action was instituted against HEXO Corp. (“HEXO”) and its former CEO, Sebastien St. Louis. The plaintiff claims that between April 11, 2018 and March 30, 2020, the defendants misrepresented material facts, in both documents and oral statements and failed to disclose material changes in a timely manner as it relates to: (a) revenue certainty in the first year post-legalization (2018 supply agreement with the province of Québec); (b) additional revenue generation (acquisition of Newstrike); (c) HEXO inventory and internal controls; and (d) licensing at the Newstrike Niagara facility.

On January 23, 2023, the class action was dismissed in its entirety at the certification stage in Quebec. On March 14, 2023, the plaintiff appealed this decision to the Quebec Court of Appeal. The appeal was heard on January 18, 2024. A decision is expected in or before the end of the calendar year.

The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them. There is approximately $2,000 remaining in the applicable HEXO D&O policy retention. If HEXO successfully defends the appeal, the Company intends to pursue recovery of D&O retention amounts applicable under Quebec Law.

Legal Proceedings Related to Contractual Obligations

420 Investments Ltd. Litigation

On February 21, 2020, 420 Investments Ltd., as Plaintiff (“420 Investments”), filed a lawsuit against Tilray Brands, Inc. and High Park Shops Inc. (“High Park”), as Defendants, in Calgary, Alberta in the Court of Queen’s Bench of Alberta. In August 2019, Tilray and High Park entered into an Arrangement Agreement with 420 Investments and others (the “Agreement”). Pursuant to the Agreement, High Park was to acquire the securities of 420 Investments. In February 2020, Tilray and High Park gave notice of termination of the Agreement. 420 Investments alleges that the termination was unlawful and without merit and further alleges that the Defendants had no legal basis to terminate. 420 Investments alleges that the Defendants did not meet their contractual and good faith obligations under the Agreement. 420 Investment seeks damages in the stated amount of CAD $110,000, plus C$20,000 in aggravated damages. High Park subsequently counterclaimed against 420 Investments for repayment of a CAD $7,000 bridge loan made to 420 Investments in August 2019.

On February 7, 2024, the court granted summary judgment in favor of High Park on its counterclaim. The summary judgment order is equal to the amount of CAD $7,000, plus pre-judgment interest in the amount of CAD $2,280, plus post-judgment interest and costs. 420 Investments subsequently appealed the summary judgment decision and filed an application seeking an interim stay of any enforcement of that decision pending the appeal. The interim stay application was dismissed at first instance and on appeal in March and April 2024, respectively. A hearing date for the appeal of the summary judgment decision is scheduled for December 5, 2024.

With the dismissal of the interim stay application, High Park took steps to enforce the summary judgment decision against 420 Investments , which includes enforcing a security agreement registered against 420 Investments' personal property in November 2023. On May 29, 2024, 420 filed a Notice of Intention to Make a Proposal under subsection 50.4(1) of the Bankruptcy and Insolvency Act, RSC 1985, c. B-3.

The main action remains in the discovery stage, with examinations for discovery ongoing. No trial date has been set for the main action. Tilray and High Park deny 420’s allegations in the main action and intend to vigorously defend against them.

Cannfections Group Inc. / High Park Farms Ltd. and High Park Holdings Ltd. (Canada, Commercial Arbitration)

In December 2022, Cannfections Group Inc. (“Cannfections”) commenced an arbitration against High Park Farms Ltd. (“HPF”) and High Park Holdings Ltd. (“HPH”) seeking damages in the amount of CAD $27,500 for breach of a supply and development agreement entered in 2019.

The arbitration took place in November 2023. On March 5, 2024, the arbitrator released her decision, finding in favor of Cannfections and awarding damages to Cannfections in the amount of CAD $19,951, plus prejudgment interest, to be paid by HPF. The arbitrator found that HPH was not a party to the arbitration.

On March 13, 2024, HPF commenced a separate court action in the Ontario Superior Court of Justice (Court File No.: CV-24-00716433-000) against Cannfections, 13062775 Canada Inc. and one of Cannfections’ directors for damages in an amount to be determined at trial, together with declaratory and equitable relief, on various grounds including oppression and breach of fiduciary duty. No substantive steps have been taken in the action, but the Company expects that the HPF trustee will actively pursue this litigation claim.

On April 5, 2024, HPF commenced a voluntary assignment in bankruptcy, naming B. Riley Farber as its licensed insolvency trustee. HPF’s bankruptcy filing is limited solely to HPF's, and neither Tilray nor any of its affiliates are petitioners or parties to the HPF's bankruptcy filing. As a result of this bankruptcy filing, the Company recognized a $4,638 decrease in value of the equity investee during the three months ended February 29, 2024. The Company does not expect that there will be any further impact to the Company’s financial statements. HPF's determined to commence bankruptcy proceedings given it ceased all active operations following closure of the Enniskillen facility and the termination of its supply agreement with Cannfections. The purpose of the bankruptcy filing is to ensure the orderly liquidation and wind-up of HPF’s remaining assets and liabilities.

In the Matter of an Arbitration Between: K. Dickson v. Tilray, Inc.

In 2021, Ms. Dickson, the former President of Manitoba Harvest, a wholly-owned subsidiary of Tilray, commenced an arbitration in Minneapolis, Minnesota against Tilray, alleging that she was wrongfully terminated in December 2020 and entitled to certain benefits under her employment agreement together with other contract and wage claims. Tilray asserted a counterclaim of its own for post-termination payments on the basis that they were mistakenly paid to Dickson.

On March 17, 2023, the arbitrator awarded Dickson $3,134 for her Restricted Share Units, $300 in severance, and $300 for a discretionary bonus, plus amounts for pre-judgment and post-judgment interest and double damages (“Arbitration Award). Tilray’s counterclaim was denied by the Arbitrator. On May 23, 2023, the arbitrator issued a supplemental award which provided that Dickson was entitled to recover $103 in attorney fees and $21 in costs from Tilray in connection with the arbitration.

On February 27, 2024, the U.S. District Court for the Western District of Washington dismissed Tilray’s petition to vacate, modify or correct the Arbitration Award, granting Dickson’s responding motion to dismiss on the basis that the U.S. District Court for the Western District of Washington lacked personal jurisdiction over the dispute. On March 15, 2024, Tilray filed its notice of appeal of the decision of the U.S. District Court for the Western District of Washington to the U.S. Court of Appeals for the Ninth Circuit. A date for Tilray’s appeal to the Ninth Circuit Court of Appeal has yet to be set.

On April 12, 2024, the District Court Judge in Minnesota lifted the stay of proceedings in that court, permitting Dickson to bring a motion to confirm the Arbitration Award. A hearing for the motion is scheduled for July 17, 2024. The Company intends to pursue its appeal of the decision, but has accrued an appropriate amount to cover the underlying judgment.

Fotmer Corporation S.A. v. Tilray Brands Inc. et al.

On January 4, 2023, Fotmer Corporation S.A. commenced an arbitration demanding $1,233 for alleged breaches by Tilray of a 2019 purchase agreement. On July 5, 2023, Tilray responded by filing a court action in the Berlin Regional Court seeking $2,250 under a 2021 supply agreement asserting that Fotmer’s alleged monetary claims under the 2019 and 2021 supply agreements are improper, and that Fotmer owes Tilray $2.25 million in respect of advance payments made for future deliveries and certain reimbursement obligations owing by Fotmer to Tilray for defective products and EU GMP certifications.

On August 8, 2023, a final award was issued in the arbitration between the parties, ordering Tilray to pay Fotmer damages in the amount of $1,233, plus simple interest of 7.5% from December 29, 2020 forward, in connection with the 2019 supply agreement.

Tilray has yet to pay Fotmer any amounts owed pursuant to the arbitral award on the basis that the facts and legal issues in the court action and the arbitration overlap, such that equitable setoff should be applied between the two proceedings.

In the court action, Fotmer submitted its statement of defense on November 7, 2023. On May 21, 2024, Tilray filed its statement of reply and defense against counterclaims.  Tilray believes that Fotmer’s claims are without merit and the Company intends to vigorously defend against these claims.

Summary of litigation accruals

As described in Note 15 (Accounts payable and accrued liabilities), the total litigation expense accrual included in accrued liabilities as of   May 31, 2024 was $24,378 to cover various ongoing litigation matters that are probable and estimable ( May 31, 2023 - $25,000). During the year ended  May 31, 2024, the Company assumed $12,253 of litigation accruals from the acquisition of HEXO, several of which were settled during the year ended  May 31, 2024. The Company did not assume any litigation accruals from the Craft Acquisition.

29.	Financial risk management and financial instruments

Financial instruments

The Company has classified its financial instruments as described in Note 3 (Significant accounting policies).

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

The Company’s long-term debt of $3,568 (2023 - $3,280) and the principal portion of convertible debentures payable of $172,830 (2023 - $464,070) are subject to fixed interest rates.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				May 31,
	Level 1	Level 2	Level 3	2024
Financial assets
Cash and cash equivalents	$228,340	$—	$—	$228,340
Marketable securities	32,182	—	—	32,182
Convertible notes receivable	—	—	32,000	32,000
Equity investments measured at fair value	919	1,440	5,500	7,859
Financial liabilities
Warrant liability	—	—	(3,253)	(3,253)
Contingent consideration	—	—	(15,000)	(15,000)
APHA 24 Convertible debenture	—	—	(330)	(330)
Total recurring fair value measurements	$261,441	$1,440	$18,917	$281,798

				May 31,
	Level 1	Level 2	Level 3	2023
Financial assets
Cash and cash equivalents	$206,632	$—	$—	$206,632
Marketable Securities	241,897	—	—	241,897
Convertible notes receivable	—	—	103,401	103,401
Equity investments measured at fair value	1,056	1,088	5,651	7,795
Financial liabilities
Warrant liability	—	—	(1,817)	(1,817)
Contingent consideration	—	—	(27,107)	(27,107)
APHA 24 Convertible debenture	—	—	(120,568)	(120,568)
Total recurring fair value measurements	$449,585	$1,088	$(40,440)	$410,233

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

The contingent consideration from the acquisition of Montauk due in  December 2025, and upon the triggering event if met, and are payable in cash, was determined by discounting future expected cash outflows at a discount rate of 11%, and probability of achievement of 95%. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3. During the year ended  May 31, 2024, a decrease in fair value of $15,528, inclusive of changes in foreign exchange, was recognized and was comprised of  a decrease of fair value of $16,218 for the contingent consideration from the Sweetwater acquisition as a result of not achieving the incentive targets which was offset by an increase in fair value of $4,111 for the contingent consideration from the Montauk acquisition as a result of a higher probability of achieving the incentive targets and a decrease of $3,421 for the Truss contingent consideration that was recognized initially as $4,181 that has been settled in cash for $760 (CAD $1,041).

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

					APHA 24
	Convertible	Equity	Warrant	Contingent	Convertible
	notes receivable	Investments	Liability	Consideration	Debt
Balance, May 31, 2023	$103,401	$5,651	$(1,817)	$(27,107)	$(120,568)
Additions/(Repayments)	—	—	—	(4,181)	136,410
Redemption	(28,720)	—	—	760	—
Unrealized gain (loss) on fair value	—	(151)	(1,436)	15,528	(16,172)
Impairments	(42,681)	—	—	—	—
Balance, May 31, 2024	$32,000	$5,500	$(3,253)	$(15,000)	$(330)

The unrealized gain (loss) on fair value for the Convertible Debenture, warrant liability, contingent consideration and convertible notes payable are recognized in non-operating income (loss) and other comprehensive income for the convertible notes receivable using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
APHA Convertible debentures	Black-Scholes	Volatility,	50%
		expected life (in years)	0.0
Warrant liability	Black-Scholes	Volatility,	50%
		expected life (in years)	1.3
Contingent consideration	Discounted cash flows	Discount rate,	11%
		achievement	95%

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

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at May 31, 2024, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

The Company evaluates the collectability of its accounts receivable and maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses.

Trade receivables included an allowance for doubtful accounts and credit loss provision of $7,714 at May 31, 2024 (2023-$6,641) and are broken out below as follows:

	Total	0-30 days	31-60 days	61-90 days	90+ days
Accounts receivable, net	$101,695	$86,435	$3,042	$893	$11,325
		85%	3%	1%	11%

	Balance at the beginning of period	Movement during the year(1)	Balance at end of period
Fiscal year ended May 31, 2024
Allowance for doubtful accounts and credit loss provision	$ 6,641	$ 1,073	$ 7,714
Fiscal year ended May 31, 2023
Allowance for doubtful accounts and credit loss provision	5,404	1,237	6,641
Fiscal year ended May 31, 2022
Allowance for doubtful accounts and credit loss provision	4,571	833	5,404

(1)	Included in movements for the period is the total movements for foreign exchange, additions to the provisions and utilization of the credit loss provision and allowance for doubtful accounts.

(b)	Liquidity risk

As at May 31, 2024, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which have contractual maturities over the next five years.

The Company maintains a minimum deposit on certain cash operating accounts tied to loans secured by its Aphria One, SweetWater, and craft beverage facilities. The Company maintains debt service charge and leverage covenants on certain loans secured by its Aphria Diamond facilities and ABC Group that are measured quarterly.  The Company believes that it has sufficient operating room with respect to its financial covenants for the next fiscal year and does not anticipate being in breach of any of its financial covenants.

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position at May 31, 2024, management regards liquidity risk to be low.

(c)	Currency rate risk

As at May 31, 2024, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

(d)	Interest rate risk

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

Segment gross profit from external customers:

	For the year ended May 31,
	2024	2023	2022
Beverage alcohol
Net beverage alcohol revenue	$202,094	$95,093	$71,492
Beverage alcohol costs	113,522	48,770	32,033
Beverage alcohol gross profit	88,572	46,323	39,459
Cannabis
Net cannabis revenue	272,798	220,430	237,522
Cannabis costs	182,594	162,755	194,834
Cannabis gross profit	90,204	57,675	42,688
Distribution
Distribution revenue	258,740	258,770	259,747
Distribution costs	230,596	231,309	243,231
Distribution gross profit	28,144	27,461	16,516
Wellness
Wellness revenue	55,310	52,831	59,611
Wellness costs	38,879	37,330	41,457
Wellness gross profit	$16,431	$15,501	$18,154

Channels of cannabis revenue were as follows:

	For the year ended May 31,
	2024	2023	2022
Revenue from Canadian medical cannabis	$25,211	$25,000	$30,599
Revenue from Canadian adult-use cannabis	266,846	214,319	209,501
Revenue from wholesale cannabis	25,340	1,436	6,904
Revenue from international cannabis	53,295	43,559	53,887
Less excise taxes	(97,894)	(63,884)	(63,369)
Total	$272,798	$220,430	$237,522

On  July 12, 2022, Tilray acquired the HEXO Convertible Note from HTI and also entered into a strategic alliance with HEXO Corp. (“HEXO”) as discussed in Note 11 (Convertible notes receivable) and Note 17 (Convertible debentures payable). In addition, the Company and HEXO entered into various commercial transaction agreements. On  June 22, 2023, the Company completed the HEXO Acquisition as described in Note 9 (Business acquisitions), and thus these commercial arrangements were terminated and HEXO's financial results were consolidated in the current period results.

Included in revenue from Canadian adult-use cannabis is $1,500 of advisory services revenue for the year ended  May 31, 2024, from the aforementioned HEXO commercial transaction agreements, compared to $40,377 of advisory services revenue in the prior comparative period.

Geographic net revenue:

	For the year ended May 31,
	2024	2023	2022
USA	$233,141	$123,284	$103,991
Canada	243,722	201,361	210,141
EMEA	296,450	284,567	296,911
Rest of World	15,629	17,912	17,329
Total	$788,942	$627,124	$628,372

Geographic capital assets:

	May 31,	May 31,
	2024	2023
USA	$141,314	$63,925
Canada	313,359	255,248
EMEA	99,921	107,131
Rest of World	3,653	3,363
Total	$558,247	$429,667

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the years ended  May 31, 2024, 2023 and 2022 there were no major customers representing greater than 10% of our annual revenues.

31.	Subsequent Events

On May 17, 2024, the Company has entered into an equity distribution agreement with TD Securities and Jefferies in connection with an aggregate offering value of up to $250,000 from time to time through an at-the-market equity program ATM Program. Between June 1, 2024 to June 13, 2024, the Company issued an additional 8,626,620 shares for gross proceeds of $15,397. The Company paid $320 in commissions and other fees associated with these issuances for net proceeds of $15,077.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tilray Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Tilray Brands, Inc. and its subsidiaries (together, the Company) as of May 31, 2024 and 2023, and the related consolidated statements of loss and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended May 31, 2024, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management's Report on Internal Controls over Financial Reporting, management has excluded HEXO Corp., the Craft Acquisition, and Truss Beverage Co.(which was subsequently sold on May 30, 2024) from its assessment of internal control over financial reporting as of May 31, 2024, because they were acquired by the Company in purchase business combinations during the year ended May 31, 2024. HEXO Corp., the Craft Acquisition, and Truss Beverage Co. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.1%, 2.9% and 0% of total assets and 7.3%, 10.8% and 0.7% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2024.

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

Impairment Assessments of Goodwill and Indefinite-lived Intangible Assets

As described in Notes 3, 8 and 10 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived intangible assets balances were $2,008.9 million and $182.9 million respectively as at May 31, 2024. Management conducts an impairment assessment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill or indefinite-lived intangible assets may not be recoverable. Any impairment charges are determined by comparing the fair value of the reporting units to its carrying value. Fair value amounts are estimated by management using discounted cash flow models. As at May 31, 2024, management performed the annual impairment tests which resulted in no impairment. Management's cash flow models included significant judgements and assumptions relating to future cash flows, growth rates and discount rates.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill and indefinite-lived intangible assets is a critical audit matter are (i) the significant judgement required by management when estimating the fair values of the assets or reporting units; and (ii) a high degree of auditor judgement, subjectivity and effort in performing procedures to evaluate management’s significant assumptions, including future cash flows, growth rates and discount rates.

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

Toronto, Canada

July 29, 2024

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) issued. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of May 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which accompanies the consolidated financial statements.

During our fiscal year ended May 31, 2024, we completed the acquisition of HEXO Corp., a portfolio of craft brands, assets and businesses comprising eight beer and beverage brands including breweries and brewpubs associated with them (the “Craft Acquisition”), and Truss Beverage Co. (which was subsequently sold on May 30, 2024). As a result of the acquisitions, HEXO, the Craft Acquisition and Truss, became wholly-owned subsidiaries of Tilray. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has limited the evaluation of internal controls over our financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired companies. The operations of HEXO, the Craft brands and Truss represent approximately 2.1%, 2.9% and 0% of our total assets and 7.3%, 10.8%, and 0.7% of our net revenue for the year ended May 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On July 25, 2024, the Board of Directors of the Company (the “Board”) approved fiscal year 2025 retention payments to be made on or about August 15, 2024 (the “Payment Date”) for the following executives (the “Executives”) in the amount set forth opposite each Executive’s name pursuant to an Executive Retention Agreement (the “Executive Retention Agreement”) entered into with each Executive. Pursuant to the terms of each Executive Retention Agreement, such retention payments require continued employment from the Payment Date through May 31, 2025 (the “Repayment Period”). If the Executive terminates employment without Good Reason or is terminated by the Company for Cause (both terms as defined in the Executive’s employment agreements) prior to May 31, 2025, then such Executive must repay a pro-rated portion of the retention payment based on the number of days not employed by the Company during the Repayment Period. A copy of the form of Executive Retention Agreement is filed as an exhibit to this Form10-K.

Executives	Retention Payment
Irwin Simon	$3,369,950
Carl Merton	546,500
Denise Faltischek	645,000
Mitchell Gendel	591,000
Roger Savell	295,000

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

This Part III incorporates certain information by reference from the definitive proxy statement to be filed in connection with our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”). We will file the Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended May 31, 2024. If our Proxy Statement is not filed within 120 days of May 31, 2024, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10. Directors, Executive Officers and Corporate Governance.

(1)

The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2024 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2024 Proxy Statement. Such information is incorporated herein by reference.

(3)

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2024 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation”, “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2024 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)

The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2024 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2024 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1)

The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2024 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2024 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2024 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Tilray Brands, Inc., dated as of November 30, 2023, as currently in effect	10-Q	001-38594	3.1	1/9/2024

3.2	Amended and Restated Bylaws, as of January 10, 2022, as currently in effect	8-K	001-38594	3.2	1/10/2022

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
4.1	Indenture dated as of April 23, 2019, between Aphria Inc. and GLAS Trust Company LLC, relating to Aphria Inc.’s 5.25% Convertible Senior Notes due 2024	8-K	001-38594	4.1	5/4/2021

4.2	First Supplemental Indenture dated as of April 30, 2021, among Aphria Inc., the Registrant and GLAS Trust Company LLC.	8-K	001-38594	4.2	5/4/2021

4.3	Description of Securities of the Registrant					X

4.4	Form of Pre-Funded Warrant	8-K	001-38594	4.1	03/17/2020

4.5	Form of Warrant	8-K	001-38594	4.2	03/17/2020

4.6	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.1	1/28/2022

4.7	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.2	1/28/2022

10.1+	Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.2	7/9/2018

10.2+	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.3	7/9/2018

10.3+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.4	7/9/2018

10.4	Form of Indemnity Agreement by and between the Registrant and its directors and officers	8-K	001-38594	10.5	8/10/2020

10.5	Common Share Purchase Warrant Agreement, between Aphria Inc. and Computershare Trust Company of Canada, dated January 30, 2020	10-K	001-38594	10.39	7/28/2021

Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
10.6	Agreement of Merger and Acquisition, among Aphria Inc., Project Golf Merger Sub, LLC, SW Brewing Company, LLC, SWBC Craft Holdings LP, SWBC Craft Management, LLC, SWBC Blocker Seller, LP, and Chilly Water, LLC, dated November 4, 2020	10-K	001-38594	10.41	7/28/2021

10.7	Employment Agreement by and between the Registrant and Irwin Simon, dated August 28, 2021	10-Q	001-38594	10.1	10/7/2021

10.8	Employment Agreement by and between the Registrant and Denise Faltischek, dated August 28, 2021	10-Q	001-38594	10.2	10/7/2021

10.9	Employment Agreement by and between the Registrant and Jim Meiers, dated August 28, 2021	10-Q	001-38594	10.3	10/7/2021

10.10	Employment Agreement by and between the Registrant and Carl Merton, dated August 28, 2021	10-Q	001-38594	10.4	10/7/2021

10.11	Employment Agreement by and between the Registrant and Mitchell Gendel, dated July 26, 2021	10-K	001-38594	10.14	7/28/2022

10.12	Assignment and Assumption Agreement with Gotham Green Partners, LLC dated August 17, 2021	10-Q	001-38594	10.5	10/7/2021

10.13	Assignment and Assumption Agreement with Parallax Master Fund, L.P. dated August 17, 2021	10-Q	001-38594	10.6	10/7/2021

10.14	Assignment and Assumption Agreement with Pura Vida Master Fund, LTD. dated August 17, 2021	10-Q	001-38594	10.7	10/7/2021

10.15	Fourth Amended and Restated Securities Purchase Agreement by and among MedMen Enterprises Inc., MM CAN USA, Inc., Credit Parties, and Gotham Green Admin 1, LLC, dated August 17, 2021	10-Q	001-38594	10.8	10/7/2021

10.16	MedMen Enterprises Inc., MM CAN USA, Inc., Fourth Amended and Restated Senior Secured Convertible Note, dated August 17, 2021	10-Q	001-38594	10.9	10/7/2021

10.17	Amended and Restated Warrant Certificate, dated August 17, 2021	10-Q	001-38594	10.10	10/7/2021

10.18	Limited Partnership Agreement of Superhero Acquisition L.P., dated August 17. 2021	10-Q	001-38594	10.11	10/7/2021

10.19	Shareholders’ Agreement among Superhero Acquisition Corp. and Tilray, Inc. and MOS Holdings Inc., dated August 17, 2021	10-Q	001-38594	10.12	10/7/2021

		Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
10.20	Indenture dated as of May 27, 2021, by and between HEXO Corp. as issuer, and GLAS Trust Company LLC, as trustee	8-K	001-38594	10.7	7/12/2022

10.21	Purchase Agreement, dated August 7, 2023, by and among Tilray, Anheuser-Busch Companies, LLC, Craft USA Holdings, LLC, Craft Brew Alliance, Inc. and Tilray Beverages, LLC	8-K	001-38594	10.1	8/7/2023

10.22	First Amendment to the Purchase Agreement, dated as of September 29, 2023, by and among Tilray, Anheuser-Busch Companies, LLC, Craft USA Holdings, LLC, Craft Brew Alliance, Inc. and Tilray Beverages, LLC	8-K	001-38594	10.1	10/2/2023

10.23	Form of 2023 EBITDA PSU Equity Incentive Award.	10-Q	001-38594	10.4	10/4/2023

10.24	Fourth Amended and Restated Wholesale Cannabis Supply Agreement, dated as of January 5, 2024, by and between 1974568 Ontario Limited and Aphria Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2024).	10-Q	001-38594	10.1	1/9/2024

10.25	Form of 2024 EBITDA Performance Award.	10-Q	001-38594	10.4	4/9/2024

10.26	Amended Credit Agreement, effective June 30, 2023, by and among Four Twenty Corporation, certain subsidiaries and affiliates of Four Twenty Corporation, Bank of America, N.A., City National Bank, the lenders party thereto and BofA Securities, Inc.	8-K	001-38594	10.1	8/31/2023

10.27	Second Amendment and Consent to Credit Agreement, dated as of September 29, 2023 by and among Four Twenty Corporation, Bank of America, N.A. and the Guarantors and Lenders party thereto.	8-K	001-38594	10.2	10/2/2023

10.28	Waiver to Credit Agreement, dated as of January 5, 2024, by and among Four Twenty Corporation, Bank of America, N.A., and the Guarantors and Lenders party thereto.	10-Q	001-38594	10.2	1/9/2024

10.29	Third Amendment and Consent to Credit Agreement, dated as of March 29, 2024, by and among American Beverage Crafts Group, Inc. (formerly known as Four Twenty Corporation), Bank of America, N.A. and the Guarantors and Lenders party thereto.	10-Q	001-38594	10.5	4/9/2024

10.30	Amended and Restated Credit Agreement, dated as of March 14, 2024, by and among Aphria Diamond Inc., Aphria Inc., the Company, Bank of Montreal and the Guarantors and Lenders party thereto.	10-Q	001-38594	10.6	4/9/2024

10.31	Equity Distribution Agreement, dated as of May 17, 2024, by and among Tilray Brands, Inc. and TD Securities (USA) LLC and Jefferies LLC.	8-K	001-38594	1.1	5/17/2024

10.32	2024 Form of Executive Retention Agreement					X

19	Insider Trading and Trading Window Policy					X

21.1	Subsidiaries of Tilray Brands Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation					X

Incorporate by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended May 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: July 29, 2024	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Irwin D. Simon	Chief Executive Officer and Chairman (Principal Executive Officer)	July 29, 2024
Irwin D. Simon
Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Carl Merton		July 29, 2024
Carl Merton

/s/ Renah Persofsky	Director	July 29, 2024
Renah Persofsky

/s/ Jodi Butts	Director	July 29, 2024
Jodi Butts

/s/ David Clanachan	Director	July 29, 2024
David Clanachan

/s/ John M. Herhalt	Director	July 29, 2024
John M. Herhalt

/s/ David Hopkinson	Director	July 29, 2024
David Hopkinson

/s/ Tom Looney	Director	July 29, 2024
Tom Looney