Form 10-Q
period 2023-08-31
Tilray Brands, Inc.
filed 2024-10-10
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 2, 2023, the registrant had 730,289,573 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended August 31, 2023 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements  under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions or expectations regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; current or future macroeconomic trends; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	August 31,	May 31,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$177,519	$206,632
Restricted cash	1,613	—
Marketable securities	287,333	241,897
Accounts receivable, net	82,076	86,227
Inventory	232,075	200,551
Prepaids and other current assets	44,943	37,722
Assets held for sale	3,696	—
Total current assets	829,255	773,029
Capital assets	494,619	429,667
Right-of-use assets	5,605	5,941
Intangible assets	967,568	973,785
Goodwill	2,009,673	2,008,843
Interest in equity investees	4,638	4,576
Long-term investments	7,564	7,795
Convertible notes receivable	74,681	103,401
Other assets	8,647	222
Total assets	$4,402,250	$4,307,259
Liabilities
Current liabilities
Bank indebtedness	$14,594	$23,381
Accounts payable and accrued liabilities	238,081	190,682
Contingent consideration	7,181	16,218
Warrant liability	10,015	1,817
Current portion of lease liabilities	2,324	2,423
Current portion of long-term debt	13,489	24,080
Current portion of convertible debentures payable	251,590	174,378
Total current liabilities	537,274	432,979
Long - term liabilities
Contingent consideration	13,000	10,889
Lease liabilities	7,462	7,936
Long-term debt	152,390	136,889
Convertible debentures payable	120,861	221,044
Deferred tax liabilities	169,633	167,364
Other liabilities	74	215
Total liabilities	1,000,694	977,316
Commitments and contingencies (refer to Note 18)
Stockholders' equity
Common stock ($0.0001 par value; 980,000,000 common shares; 723,292,600 and 656,655,455 common shares issued and outstanding, respectively)	72	66
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Additional paid-in capital	5,909,895	5,777,743
Accumulated other comprehensive loss	(43,561)	(46,610)
Accumulated Deficit	(2,487,032)	(2,415,507)
Total Tilray Brands, Inc. stockholders' equity	3,379,374	3,315,692
Non-controlling interests	22,182	14,251
Total stockholders' equity	3,401,556	3,329,943
Total liabilities and stockholders' equity	$4,402,250	$4,307,259

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended
	August 31,
	2023	2022
Net revenue	$176,949	$153,211
Cost of goods sold	132,753	104,597
Gross profit	44,196	48,614
Operating expenses:
General and administrative	40,516	40,508
Selling	6,859	9,671
Amortization	22,225	24,359
Marketing and promotion	8,535	7,248
Research and development	79	166
Change in fair value of contingent consideration	(11,107)	211
Litigation costs	2,034	445
Restructuring costs	915	—
Transaction (income) costs	8,502	(12,816)
Total operating expenses	78,558	69,792
Operating loss	(34,362)	(21,178)
Interest expense, net	(9,835)	(4,413)
Non-operating income (expense), net	(4,402)	(32,992)
Loss before income taxes	(48,599)	(58,583)
Income tax expense	7,264	7,211
Net loss	$(55,863)	$(65,794)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(71,525)	(73,482)
Non-controlling interests	15,662	7,688
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	3,209	(60,292)
Unrealized gain (loss) on convertible notes receivable	—	(2,525)
Total other comprehensive loss, net of tax	3,209	(62,817)
Comprehensive loss	$(52,654)	$(128,611)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(68,476)	(132,450)
Non-controlling interests	15,822	3,839
Weighted average number of common shares - basic	691,189,382	575,301,374
Weighted average number of common shares - diluted	691,189,382	575,301,374
Net loss per share - basic	$(0.10)	$(0.13)
Net loss per share - diluted	$(0.10)	$(0.13)

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

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	Three months ended
	August 31,
	2023	2022
Cash used in operating activities:
Net loss	$(55,863)	$(65,794)
Adjustments for:
Deferred income tax recovery	59	796
Unrealized foreign exchange (gain) loss	(3,127)	10,026
Amortization	30,789	34,069
Loss on sale of capital assets	3	77
Other non-cash items	(816)	2,080
Stock-based compensation	8,257	9,193
Loss on long-term investments & equity investments	47	1,193
Loss on derivative instruments	10,345	6,336
Change in fair value of contingent consideration	(11,107)	211
Change in non-cash working capital:
Accounts receivable	13,044	(3,068)
Prepaids and other current assets	(4,654)	(34,891)
Inventory	3,650	(232)
Accounts payable and accrued liabilities	(6,469)	(6,265)
Net cash used in operating activities	(15,842)	(46,269)
Cash used in investing activities:
Investment in capital and intangible assets, net	(4,152)	(3,000)
Proceeds from disposal of capital and intangible assets	342	1,463
Purchase of marketable securities, net	(45,436)	—
Net cash acquired from business acquisitions	22,956	—
Net cash used in investing activities	(26,290)	(1,537)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	—	129,593
Shares effectively repurchased for employee withholding tax	—	(1,189)
Proceeds from long-term debt and convertible debt	29,174	1,288
Repayment of long-term debt and convertible debt	(6,369)	(5,196)
Repayment of lease liabilities	—	(1,035)
Net increase in bank indebtedness	(8,787)	159
Net cash provided by (used in) financing activities	14,018	123,620
Effect of foreign exchange on cash and cash equivalents	614	(1,080)
Net decrease in cash and cash equivalents	(27,500)	74,734
Cash and cash equivalents, beginning of period	206,632	415,909
Cash and cash equivalents, end of period	$179,132	$490,643

Included in the statement of cash flows cash and cash equivalents is $1,613 of restricted cash as of August 31, 2023, $nil as of May 31, 2023.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation and summary of significant accounting policies

The accompanying unaudited condensed interim consolidated financial statements (the “financial statements”) reflect the accounts of the Company for the quarterly period ended August 31, 2023. The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements (the “Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2023 (the “Annual Report”). These unaudited condensed interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Basis of consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the condensed interim consolidated financial statements from the date that control commences until the date that control ceases. A complete list of our subsidiaries that existed prior to our most recent year end is included in the Annual Report, except for the entities acquired within Note 6 (Business acquisitions), during the period ended August 31, 2023.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) attributable to stockholders of Tilray Brands, Inc. by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing reported net income (loss) attributable to stockholders of Tilray Brands, Inc. by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options, warrants, and RSUs and the incremental shares issuable upon conversion of the convertible debentures and similar instruments. Shares of common stock outstanding under the share lending arrangement entered into in conjunction with the TLRY 27 Notes, see Note 12 (Convertible debentures payable) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending.

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three months ended August 31, 2023 and August 31, 2022, the dilutive potential common share equivalents outstanding consisted of the following: 21,202,933 and 16,989,328 common shares from RSUs, 6,325,348 and 4,741,653 common shares from share options, 7,847,219 and 6,209,000 common shares for warrants and 77,819,141 and 36,687,326 common shares for convertible debentures, respectively.

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

On July 12, 2022, the Company and HEXO Corp. ("HEXO") entered into various commercial transaction agreements, as described in Note 24 (Segment reporting), which included an advisory services arrangement. The fees associated with the advisory services arrangement were recognized as revenue when such services were provided to HEXO. Any payments that were received for such services in advance of performance were recognized as a contract liability. On June 22, 2023, the Company completed the acquisition of HEXO as described in Note 6 (Business acquisitions), simultaneously terminating the advisory services arrangement and other commercial transactions.

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

Note 2. Inventory

Inventory consisted of the following:

	August 31,	May 31,
	2023	2023
Plants	$19,152	$10,884
Dried cannabis	102,711	89,801
Cannabis trim	-	322
Cannabis derivatives	10,406	9,229
Cannabis vapes	4,076	1,173
Packaging and other inventory items	17,932	19,997
Wellness inventory	11,788	11,164
Beverage alcohol inventory	31,434	27,837
Distribution inventory	34,576	30,144
Total	$232,075	$200,551

Note 3. Capital assets

Capital assets consisted of the following:

	August 31,	May 31,
	2023	2023
Land	$36,076	$30,635
Production facility	330,012	344,627
Equipment	271,992	185,422
Leasehold improvement	7,786	7,753
Construction in progress	9,727	8,048
	$655,593	$576,485
Less: accumulated amortization	(160,974)	(146,818)
Total	$494,619	$429,667

Note 4. Intangible Assets

Intangible assets consisted of the following items:

	August 31,	May 31,
	2023	2023
Customer relationships & distribution channel	$618,672	$614,062
Licenses, permits & applications	369,479	366,793
Non-compete agreements	12,432	12,394
Intellectual property, trademarks, knowhow & brands	592,545	583,468
	1,593,128	$1,576,717
Less: accumulated amortization	(209,716)	$(187,088)
Less: impairments	(415,844)	(415,844)
Total	$967,568	$973,785

As of August 31, 2023, included in licenses, permits & applications is $183,660 of indefinite-lived intangible assets. As of May 31, 2023, there was $181,093 of indefinite-lived intangible assets included in Licenses, permits & applications.

Expected future amortization expense for intangible assets as of  August 31, 2023 are as follows:

Amortization
2024 (remaining nine months)	$55,895
2025	73,414
2026	73,414
2027	73,414
2028	73,414
Thereafter	434,357
Total	$783,908

Note 5. Goodwill

The following table shows the carrying amount of goodwill by reporting units:

	August 31,	May 31,
Reporting Unit	2023	2023
Cannabis	$2,640,669	$2,640,669
Distribution	4,458	4,458
Beverage alcohol	120,802	120,802
Wellness	77,470	77,470
Effect of foreign exchange	8,705	7,875
Impairments	(842,431)	(842,431)
Total	$2,009,673	$2,008,843

Note 6. Business acquisitions

Acquisition of Montauk Brewing Company, Inc.

On   November 7, 2022, Tilray acquired Montauk Brewing Company, Inc. (“Montauk”), a leading craft brewer company based in Montauk, New York, which expanded our distribution network with a strong brand in the tri-state region of the U.S. In consideration for the acquisition of Montauk, and after giving effect to post-closing adjustments, the Company paid an aggregate purchase price equal to $35,123, which was comprised of $28,701 in cash and the remainder through the issuance of 1,708,521 shares of Tilray's common stock (having a value of $6,422 at closing). In the event that Montauk achieves certain volume and/or EBITDA targets on or before  December 31, 2025, the stockholders of Montauk shall be eligible to receive additional contingent cash consideration of up to $18,000. The Company determined that the closing date fair value of this contingent consideration was $10,245 based on the inputs disclosed in Note 23 (Fair value measurements).

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

In the event that the Montauk acquisition had occurred on June 1, 2022, the Company would have had additional revenue of approximately $3,000 for the three months ended  August 31, 2022 and net loss and comprehensive net loss would have increased by approximately $600 for the three months ended  August 31, 2022, primarily as a result of amortization of the intangible assets acquired. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Montauk.

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

Amount
Consideration
Shares	$63,927
Settlement of convertible notes receivable	28,720
Warrants assumed	47
Estimated fair value of HEXO stock-based compensation	1,188
Net assets acquired
Current assets
Cash and cash equivalents	14,634
Restricted cash	1,657
Accounts receivable	7,855
Asset held for sale	755
Prepaids and other current assets	2,530
Inventory	27,495
Long-term assets
Prepaid expenses	8,384
Capital assets	70,782
Intellectual property, trademarks & brands (15 years)	2,000
Interest in equity investee	3,145
Total assets	139,237
Current liabilities
Accounts payable and accrued liabilities	45,355
Total liabilities	45,355
Total net assets acquired	$93,882

Included in accounts payable and accrued liabilities was $12,856 of litigation settlement accruals as of June 22, 2023.

In the event the HEXO Acquisition had occurred on June 1, 2022, the Company would have had, on an unaudited proforma basis, additional revenue of approximately $7,000 and $20,000 for the three month period ended  August 31, 2023 and 2022, respectively, and its net loss and comprehensive net loss would have increased by approximately $1,800 and $30,000 for the three month period ended August 31, 2023, and 2022, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of HEXO.

Acquisition of Truss Beverage Co.

On August 3, 2023, Tilray acquired the remaining 57.5% equity interest in Truss Beverage Co. ("Truss"), a cannabis beverage company, for $74 (CAD$100) in cash and $4,181 of contingent consideration from Molson Coors Canada ("Molson"). This represents the portion of Truss that had not been previously acquired as part of the HEXO Acquisition. The Company currently intends to divest Truss's assets and has recorded the value of the associated capital assets and lease obligations as an asset held for sale. The Company has agreed to pay Molson as contingent consideration an amount equal to 57.5% of any proceeds from any divesture, net of any costs and expenses associated with the disposition.

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

In the event that the Truss acquisition had occurred on June 1, 2022 the Company would have had, on an unaudited proforma basis, additional revenue of approximately $3,000 and $5,000 for the three month period ended  August 31, 2023 and 2022, respectively, and net loss and comprehensive net loss would have increased by approximately $700 and $1,000 for the three month period ended August 31, 2023, and 2022, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Truss.

Note 7. Convertible notes receivable

Convertible notes receivable is comprised of the following:

	August 31,	May 31,
	2023	2023
HEXO Convertible Note	$-	$28,720
MedMen Convertible Note	74,681	74,681
Total convertible notes receivable	74,681	103,401
Deduct - current portion	-	-
Total convertible notes receivable, non current portion	$74,681	$103,401

HEXO Convertible Note

On June 22, 2023, the Company completed the HEXO Acquisition as described in Note 6 (Business acquisitions). Concurrently with the closing of the HEXO Acquisition, the HEXO convertible note was converted for shares of HEXO.

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

The Company did not recognize any interest income on the MedMen Convertible Note for the three months ended August 31, 2023, which would have increased its value.

Note 8. Long term investments

Long term investments consisted of the following:

	August 31,	May 31,
	2023	2023
Equity investments measured at fair value	$2,064	$2,144
Equity investments under measurement alternative	5,500	5,651
Total	$7,564	$7,795

Note 9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	August 31,	May 31,
	2023	2023
Trade payables	$78,971	$70,819
Accrued liabilities	129,517	78,007
Accrued payroll and employment related taxes	6,826	18,772
Income taxes payable	15,727	14,934
Accrued interest	6,974	8,102
Other accruals	66	48
Total	$238,081	$190,682

Note 10. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of August 31, 2023, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on that certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit for €7,000 and €500 each, which bear interest at Euro Short-Term Rate ("ESTR") plus 2.50% and Euro Interbank Offered Rate ("EURIBOR") plus 3.75%, respectively. As of August 31, 2023, a total of €6,967 ($7,594) was drawn down from the available credit of €7,500. The operating line of credit for €7,000 are secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn facility and underlying real property. The operating line of credit for €500 is unsecured.

Four Twenty Corporation (“420”), a subsidiary of the Company, has a revolving credit facility of $30,000, which bears interest at SOFR plus an applicable margin. As of August 31, 2023, the Company has drawn $7,000 on the revolving line of credit. The revolving credit facility is secured by all of 420's assets and includes a corporate guarantee by a subsidiary of the Company.

Note 11. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	August 31,	May 31,
	2023	2023
Credit facility - C$66,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2025	$44,400	$45,260
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	10,905	10,959
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	13,105	13,092
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	330	346
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	2,128	2,104
Term loan ‐ €5,000 ‐ EURIBOR plus 2.15%, 5‐year term, repayable in quarterly installments of €250 plus interest, due in December 2023	545	803
Term loan ‐ €1,200 ‐ at fixed 4.26%, 1‐year term, repayable in monthly installments of €100 plus interest, due in December 2023	442	755
Term loan ‐ €1,500 ‐ at a fixed 2.00%, 5‐year term, repayable in quarterly installments of €94 plus interest, due in April 2025	732	819
Term loan ‐ €3,500 ‐ at a fixed rate of 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	3,702	1,706
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, with a 10-year amortization, repayable in monthly installments of $57 plus interest, due in October 2030	20,688	20,863
Term loan - $70,000 -SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $1,750 due in June 2028	70,000	65,000
Carrying amount of long-term debt	166,977	161,707
Unamortized financing fees	(1,098)	(738)
Net carrying amount	165,879	160,969
Less principal portion included in current liabilities	(13,489)	(24,080)
Total noncurrent portion of long-term debt	$152,390	$136,889

During the quarter ended August 31, 2023, Four Twenty Corporation ("420"), a wholly-owned subsidiary of the Company, repaid its $100,000 term loan and entered  into a new secured credit agreement, which comprised of: (i) a $70,000 term loan facility, bearing interest at SOFR plus an applicable margin and having a maturity date of June 30, 2028 (the "420 Term Loan"), and (ii) a $20,000 delayed draw term loan facility, issued on the same terms as the $70,000 term loan facility (the "420 Delayed Draw Term Loan" and, together with the 420 Term Loan the "420 Secured Credit Agreement"). The 420 Term Loan was fully drawn on June 30, 2023. The 420 Delayed Draw Term Loan was fully drawn subsequent to August 31, 2023, as described in Note 25 (Subsequent events).  Under the terms of the 420 Secured Credit Agreement, the Company pledged all of Sweetwater, Breckenridge and Montauk’s assets and the related equity interest, and Tilray Brands, Inc. provided a limited guarantee.

As of August 31, 2023, the Company and its subsidiaries, were in compliance with its covenants under its long-term debt agreements.

Note 12. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	August 31,	May 31,
	2023	2023
5.20% Convertible Notes ("TLRY 27")	$120,861	$100,476
HTI Convertible Note	-	47,834
5.25% Convertible Notes ("APHA 24")	124,453	120,568
5.00% Convertible Notes ("TLRY 23")	127,137	126,544
Total	372,451	395,422
Deduct - current portion	251,590	174,378
Total convertible debentures payable, non current portion	$120,861	$221,044

HTI Convertible Note

	August 31,	May 31,
	2023	2023
4.00% Contractual debenture	$—	$50,000
Unamortized discount	—	(2,166)
Net carrying amount	$—	$47,834

On July 12, 2022, the Company issued a $50,000 convertible promissory note to HTI ("HTI Convertible Note"), bearing a 4% interest rate payable on a quarterly basis and having a maturity date of September 1, 2023. On August 31, 2023, the Company settled in full the HTI Convertible Note through the issuance of shares as described in Note 14 (Stockholder's equity).

TLRY 27

	August 31,	May 31,
	2023	2023
5.20% Contractual debenture	$172,500	$150,000
Unamortized discount	(51,639)	(49,524)
Net carrying amount	$120,861	$100,476

The TLRY 27 convertible debentures were issued on  May 30, 2023 and on June 9, 2023 by way of overallotment, in the principal amount totaling $172,500 (the “TLRY 27 Notes”). The TLRY 27 Notes bear interest at a rate of 5.20% per annum, payable semi-annually in arrears on  June 15 and  December 15 of each year, and mature on  June 15, 2027, unless earlier converted. The TLRY 27 Notes are Tilray’s general unsecured obligations and rank senior in right of payment to all of Tilray’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of Tilray’s unsecured indebtedness that is not so subordinated, including TLRY 23 and APHA 24, effectively junior in right of payment to any of Tilray’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of Tilray’s current or future subsidiaries. Noteholders will have the right to convert their TLRY 27 Notes into shares of Tilray’s common stock at their option, at any time, until the close of business on the second scheduled trading day immediately before  June 15, 2027. The initial conversion rate is 376.6478 shares per $1,000 principal amount of TLRY 27 Notes, which represents a conversion price of approximately $2.66 per share. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

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

APHA 24

	August 31,	May 31,
	2023	2023
5.25% Contractual debenture	$350,000	$350,000
Debt settlement	(213,260)	(213,260)
Fair value adjustment	(12,287)	(16,172)
Net carrying amount	$124,453	$120,568

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

Holders of the APHA 24 Notes may convert all or any portion of such note, in multiples of $1 principal amount, at their option at any time between December 1, 2023 to the maturity date of June 1, 2024. The initial conversion which the Company may settle in cash, or common shares of Tilray, or a combination thereof, at Tilray's election, is equivalent to an initial conversion price of approximately $11.20 per common share, subject to adjustments in certain events. In addition, holders of the APHA 24 Notes may convert all or any portion of their notes, in multiples of $1 principal amount, at their option at any time preceding December 1, 2023, if:

(a)

the last reported sales price of the common shares for at least 20 trading days during a period of 30 consecutive trading days immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(b)

during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1 principal amount of the APHA 24 Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate on each such trading day;

(c)	the Company calls any or all of the APHA 24 Notes for redemption or;
(d)	upon occurrence of a specified corporate event.

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

The Company  may from time to time seek to retire or purchase its APHA 24, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. During the previous fiscal year, the Company purchased $122,500 principal of APHA 24.

The overall change in fair value of APHA 24 during the quarter ended  August 31, 2023 decreased by $3,885, this was comprised of $2,147 of fair value changes which was offset by the decrease in foreign exchange of $1,738 ( August 31, 2022 – $7,884 of fair value changes, offset by a decrease in foreign exchange of $8,367).

As at  August 31, 2023, there was $136,740 principal outstanding as compared to on May 31, 2023 there was $136,740 of principal outstanding.

During the three months ended August 31, 2023 and 2022, the Company recognized total interest expense of $1,795 and $3,403, respectively.

TLRY 23

	August 31,	May 31,
	2023	2023
5.00% Contractual debenture	$277,856	$277,856
Principal amount paid	(150,526)	(150,526)
Unamortized discount	(193)	(786)
Net carrying amount	$127,137	$126,544

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

The TLRY 23 Notes are Tilray’s general unsecured obligations and rank senior in right of payment to all of Tilray’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of Tilray’s unsecured indebtedness that is not so subordinated, including TLRY 27 and APHA 24, effectively junior in right of payment to any of Tilray’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of Tilray’s current or future subsidiaries.

The TLRY 23 includes customary covenants and sets forth certain events of default after which the convertible notes may be declared immediately due and payable, including certain types of bankruptcy or insolvency involving the Company. To the extent the Company so elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants, for the first 365 days after such event of default, consist exclusively of the right to receive additional interest on the notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of the Company's common stock, at the Company's election (the "cash conversion option"). The initial conversion rate for the convertible notes is 5.9735 shares of common stock per one thousand dollar principal amount of notes, which is equivalent to an initial conversion price of approximately $167.41 per share of common stock, which represents approximately 760,588 shares of common stock, based on the $127,330 aggregate principal amount of convertible notes outstanding as of   August 31, 2023. Throughout the term of the TLRY 23, the conversion rate may be adjusted upon the occurrence of certain events.

Prior to the close of business on the business day immediately preceding April 1, 2023, the TLRY 23 will be convertible only under the specified circumstances. On or after April 1, 2023 until the close of business on the business day immediately preceding the maturity date, September 30, 2023, holders may convert all or any portion of their TLRY 23, in multiples of $1 principal amount, at the option of the holder regardless of the aforementioned circumstances. This note was repaid on maturity as described in Note 25 (Subsequent events).

As of August 31, 2023, the Company was in compliance with all the covenants set forth under the TLRY 23. The effective interest rate on the debt is 6.9%, the Company recognized interest expense of $1,592 and amortized discount interest of $593 for the three months ended August 31, 2023.

Note 13. Warrant liability

As of August 31, 2023 and May 31, 2023, there were 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring March 17, 2025. Each warrant is exercisable for one common share of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the three months ended August 31, 2023, the Company issued shares which triggered the anti-dilution price protection feature lowering the exercise price to $1.61. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

The Company estimated the fair value of warrants outstanding at August 31, 2023 at $1.613 per warrant using the Black Scholes pricing model (Level 3) with the following assumptions: Risk-free interest rate of 4.4%, expected volatility of 50%, expected term of 2.05 years, strike price of $1.61 and fair value of common stock of $2.96.

Expected volatility is based on both historical and implied volatility of the Company’s common stock.

Note 14. Stockholders' equity

Issued and outstanding

As of   August 31, 2023, the Company had 980,000,000 common shares and 10,000,000 preferred shares authorized to be issued, with 723,292,600 common shares and nil preferred shares issued and outstanding. Historically, the Company has issued shares of its common stock as consideration for business acquisitions, including the settlement of convertible notes, the settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the three months ended August 31, 2023, the Company issued the following common shares:

a)	39,705,962 shares in connection with the HEXO Acquisition, see Note 6 (Business acquisitions).
b)	865,426 shares to settle a contractual change of control severance in the amount of $1,500 incurred in connection with the HEXO Acquisition.
c)	5,004,735 shares to settle dividends payable to the non-controlling shareholders of Aphria Diamond in the amount of $8,146.
d)	17,148,541 shares for the settlement of the HTI Convertible Note payable see Note 12 (Convertible debentures payable).
e)	3,912,481 shares in connection with the exercise of previously awarded stock-based compensation awards.

The Company maintains stock-based compensation plans as disclosed in our Annual Financial Statements. For the three months ended August 31, 2023 and 2022, the total stock-based compensation was $ 8,257 and $9,193 respectively.

During the three months ended August 31, 2023 and 2022, the Company granted 11,559,549 and 5,747,938 time-based RSUs, respectively, and 7,566,146 and 2,540,394 performance-based RSUs, respectively. The 7,566,146 performance based RSUs issued during the quarter had performance conditions not yet finalized. The Company's total stock-based compensation expense recognized is as follows:

	For the three months
	ended August 31,
	2023	2022
Stock options	$—	$604
RSUs	8,257	8,589
Total	$8,257	$9,193

Note 15. Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss includes the following components:

		Unrealized
	Foreign	loss on
	currency	convertible
	translation	notes
	gain (loss)	receivables	Total
Balance May 31, 2022	$54,413	$(75,177)	(20,764)
Other comprehensive loss	(56,443)	(2,525)	(58,968)
Balance at August 31, 2022	$(2,030)	$(77,702)	$(79,732)

Balance May 31, 2023	$(46,610)	$—	$(46,610)
Other comprehensive loss	3,049	—	3,049
Balance August 31, 2023	$(43,561)	$—	$(43,561)

Note 16. Non-controlling interests

The following tables summarize the information relating to the Company’s subsidiaries, SH Acquisition (68%), CC Pharma Nordic ApS (75%), Aphria Diamond (51%), and ColCanna S.A.S. (90%) before intercompany eliminations.

Summary of balance sheet information of the entities in which there is a non-controlling interest as of August 31, 2023:

	SH	CC Pharma	Aphria	ColCanna	August 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Current assets	$—	$91	$148,222	$169	$148,482
Non-current assets	74,681	—	134,351	3,730	212,762
Current liabilities	—	(1,198)	(147,917)	(6,982)	(156,097)
Non-current liabilities	—	—	(51,397)	(2,072)	(53,469)
Net assets	$74,681	$(1,107)	$83,259	$(5,155)	$151,678

Summary of balance sheet information of the entities there is a non-controlling interest as of May 31, 2023:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Current assets	$—	$114	$127,689	$224	$128,027
Non-current assets	74,681	—	135,085	3,307	213,073
Current liabilities	—	(1,166)	(142,554)	(6,697)	(150,417)
Non-current liabilities	—	—	(53,197)	(1,428)	(54,625)
Net assets	$74,681	$(1,052)	$67,023	$(4,594)	$136,058

Summary of income statement information of the entities in which there is a non-controlling interest for the three months ended August 31, 2023:

	SH	CC Pharma	Aphria	ColCanna	August 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Revenue	$—	$—	$39,230	$—	$39,230
Total expenses	—	35	15,636	216	15,887
Net (loss) income	—	(35)	23,594	(216)	23,343
Other comprehensive (loss) income	—	(20)	533	(345)	168
Net comprehensive (loss) income	$—	$(55)	$24,127	$(561)	$23,511
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	-	(14)	11,822	(56)	11,752
Additional income attributable to NCI	—	—	4,070	—	4,070
Net comprehensive (loss) income attributable to NCI	$—	$(14)	$15,892	$(56)	$15,822

Summary of income statement information of the entities in which there is a non-controlling interest for the three months ended August 31, 2022:

	SH	CC Pharma	Aphria	ColCanna	August 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2022
Revenue	$—	$—	$36,401	$—	$36,401
Total expenses	(3,492)	154	20,427	55,845	72,934
Net (loss) income	3,492	(154)	15,974	(55,845)	(36,533)
Other comprehensive (loss) income	(7,103)	29	(3,280)	240	(10,114)
Net comprehensive (loss) income	$(3,611)	$(125)	$12,694	$(55,605)	$(46,647)
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(1,156)	(31)	6,220	(5,561)	(528)
Additional income attributable to NCI	—	—	4,367	—	4,367
Net comprehensive (loss) income attributable to NCI	$(1,156)	$(31)	$10,587	$(5,561)	$3,839

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

The Company reported income tax expense of $7,264 for the three months ended August 31, 2023, and income tax expense of $7,211 for the three months ended August 31, 2022. The income tax expense (benefit) in the current period varies from the US statutory income tax rate and prior period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 18. Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt, refer to Note 11 (Long-term debt), convertible notes, refer to Note 12 (Convertible debentures payable), material purchase commitments and construction commitments as follows:

	Total	2024	2025	2026	2027	Thereafter
Long-term debt repayment	$166,977	$66,829	$17,233	$6,662	$8,412	$67,841
Convertible notes	436,570	264,070	—	—	—	172,500
Material purchase obligations	56,525	33,484	18,491	3,675	875	—
Construction commitments	1,515	1,515	—	—	—	—
Total	$661,587	$365,898	$35,724	$10,337	$9,287	$240,341

The following table presents the future undiscounted payment associated with lease liabilities as of August 31, 2023:

Operating
leases
2024	$4,106
2025	3,295
2026	3,486
2027	3,412
Thereafter	4,012
Total minimum lease payments	$18,311
Imputed interest	(8,525)
Obligations recognized	$9,786

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

On August 21, 2023, the U.S. District Court granted Tilray’s motion for reconsideration and dismissed the second amended complaint with leave to amend one final time. Tilray continues to believe that all of the underlying claims are without merit, and that the plaintiff will not be able to fix the deficiencies in its claims as part of its amended complaint.

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

In  February 2023, Tilray and High Park filed an Application for Summary Judgment to collect an unpaid C$7,000 bridge loan made to 420 Investments on  August 28, 2019, relating to the subject transaction.  That debt was repayable in  March 2020, but was never repaid.  The application is pending and a decision from the Court is expected on Tilray’s Application for Summary Judgment in October or November 2023.

Docklight Litigation

On  November 5, 2021 Docklight Brands, Inc. (“Docklight”) filed a complaint against the Company and its wholly-owned subsidiary, High Park Holdings, Ltd. (“High Park”) in Superior Court of the State of Washington, King County. Docklight claimed breach of contract against High Park arising from a 2018 license agreement pursuant to which Docklight licensed certain Bob Marley-related brands to High Park (as amended in 2020 and 2021, the “High Park License”). In addition, Docklight brought a negligent misrepresentation claim against Tilray, alleging that certain individuals at Tilray or Aphria had made false statements to Docklight in order to induce Docklight to waive Docklight’s alleged right to terminate the High Park License for change-of-control on the basis of the 2021 Tilray-Aphria Arrangement Agreement. Docklight seeks injunctive relief as well as unspecified damages. On  December 17, 2021, Defendants removed the case to the United States District Court, Federal District of Washington.  Defendants’ answer to the complaint was filed  January 21, 2022, and discovery is ongoing. Mediation was held  April 2023, but the parties were unable to reach a resolution. Tilray and High Park continue to believe that the claims are without merit and we intend to continue to vigorously defend the Docklight suit. Recently, the parties have engaged in active settlement discussions to fully resolve Docklight’s claims.

Summary of Litigation accruals

The total litigation expense accrual included in accrued liabilities for the period ended August 31, 2023 was $35,138 to cover various ongoing litigation matters that are probable and estimable ( May 31, 2023 - $25,000). The increase of $10,138 from the prior period is due to the inclusion of the HEXO liabilities assumed, net of settlements during the quarter.

Note 19. Net revenue

The Company reports its net revenue in four reporting segments: cannabis, distribution, beverage alcohol and wellness.

Net revenue is comprised of:

	For the three months
	ended August 31,
	2023	2022
Cannabis revenue	$96,884	$75,689
Cannabis excise taxes	(26,551)	(17,119)
Net cannabis revenue	70,333	58,570
Beverage alcohol revenue	25,339	21,863
Beverage alcohol excise taxes	(1,177)	(1,209)
Net beverage alcohol revenue	24,162	20,654
Distribution revenue	69,157	60,585
Wellness revenue	13,297	13,402
Total	$176,949	$153,211

Note 20. Cost of goods sold

Cost of goods sold is comprised of:

	For the three months
	ended August 31,
	2023	2022
Cannabis costs	$50,517	$28,861
Beverage alcohol costs	11,266	10,849
Distribution costs	61,468	54,984
Wellness costs	9,502	9,903
Total	$132,753	$104,597

Note 21. General and administrative expenses

General and administrative expenses are comprised of:

	For the three months
	ended August 31,
	2023	2022
Executive compensation	$3,661	$3,555
Office and general	8,168	5,829
Salaries and wages	13,114	14,635
Stock-based compensation	8,257	9,193
Insurance	3,849	2,703
Professional fees	1,499	2,490
Gain on sale of capital assets	3	77
Travel and accommodation	1,107	1,161
Rent	858	865
Total	$40,516	$40,508

Note 22. Non-operating income (expense)

Non-operating income (expense) is comprised of:

	For the three months
	ended August 31,
	2023	2022
Change in fair value of convertible debenture payable	$(2,147)	$(7,884)
Change in fair value of warrant liability	(8,198)	1,548
Foreign exchange loss (gain)	6,267	(25,573)
Loss on long-term investments	(109)	(1,008)
Other non-operating (losses) gains, net	(215)	(75)
Total	$(4,402)	$(32,992)

     Other non-operating (losses) gains, net for the three months ended August 31, 2023, includes amounts to settle outstanding notes with non-controlling interest shareholders.

Note 23. Fair value measurements

Financial instruments

The Company has classified its financial instruments as described in Note 3 Significant accounting policies in our Annual Financial Statements.

The carrying values of accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

At August 31, 2023 and  May 31, 2023 the Company had long-term debt of $4,876 and $nil, respectively, and the principal portion of convertible debentures payable of $436,570 subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2023 and  May 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				August 31,
	Level 1	Level 2	Level 3	2023
Financial assets
Cash and cash equivalents	$177,519	$—	$—	$177,519
Restricted cash	1,613			1,613
Marketable securities	287,333	—	—	287,333
Convertible notes receivable	—	—	74,681	74,681
Equity investments measured at fair value	1,078	986	5,500	7,564
Financial liabilities
Warrant liability	—	—	(10,015)	(10,015)
Contingent consideration	—	—	(20,181)	(20,181)
APHA 24 Convertible debenture	—	—	(124,453)	(124,453)
Total recurring fair value measurements	$467,543	$986	$(74,468)	$394,061

				May 31,
	Level 1	Level 2	Level 3	2023
Financial assets
Cash and cash equivalents	$206,632	$—	$—	$206,632
Restricted cash	—	—	—	—
Marketable Securities	241,897	—	—	241,897
Convertible notes receivable	—	—	103,401	103,401
Equity investments measured at fair value	1,056	1,088	5,651	7,795
Financial liabilities
Warrant liability	—	—	(1,817)	(1,817)
Contingent consideration	—	—	(27,107)	(27,107)
APHA 24 Convertible debenture	—	—	(120,568)	(120,568)
Total recurring fair value measurements	$449,585	$1,088	$(40,440)	$410,233

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

The contingent consideration from the acquisitions of SweetWater, Montauk, and Truss due in   December 2023,  December 2025, and upon the triggering event respectively and are payable in cash, is determined by discounting future expected cash outflows at a discount rate in the range of 5% - 11.4%, respectively and probability of achievement of 25% and 90%. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

					APHA 24
	Convertible	Equity	Warrant	Contingent	Convertible
	notes receivable	Investments	Liability	Consideration	Debt
Balance, May 31, 2023	$103,401	$5,651	$(1,817)	$(27,107)	$(120,568)
Additions	—	—	—	(4,181)	—
Disposals	(28,720)	—	—	—	—
Unrealized gain (loss) on fair value	—	(151)	(8,198)	11,107	(3,885)
Impairments	—		—	—	—
Balance, August 31, 2023	$74,681	$5,500	$(10,015)	$(20,181)	$(124,453)

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in the consolidated statements of loss and comprehensive loss using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
APHA Convertible debentures	Black-Scholes	Volatility,	50%
		expected life (in years)	0.8
Warrant liability	Black-Scholes	Volatility,	50%
		expected life (in years)	1.5
Contingent consideration	Discounted cash flows	Discount rate,	5% - 11%
		achievement	25% - 90%

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

Segment gross profit from external customers:

	For the three months
	ended August 31,
	2023	2022
Cannabis
Net cannabis revenue	$70,333	$58,570
Cannabis costs	50,517	28,861
Gross profit	19,816	29,709
Distribution
Distribution revenue	69,157	60,585
Distribution costs	61,468	54,984
Gross profit	7,689	5,601
Beverage alcohol
Net beverage alcohol revenue	24,162	20,654
Beverage alcohol costs	11,266	10,849
Gross profit	12,896	9,805
Wellness
Wellness revenue	13,297	13,402
Wellness costs	9,502	9,903
Gross profit	$3,795	$3,499

Channels of Cannabis revenue were as follows:

	For the three months
	ended August 31,
	2023	2022
Revenue from Canadian medical cannabis	$6,142	$6,520
Revenue from Canadian adult-use cannabis	71,195	58,355
Revenue from wholesale cannabis	5,295	392
Revenue from international cannabis	14,252	10,422
Less excise taxes	(26,551)	(17,119)
Total	$70,333	$58,570

On July 12, 2022, Tilray acquired the HEXO Convertible Note from HTI and also entered into a strategic alliance with HEXO Corp. (“HEXO”) as discussed in Note 7 (Convertible notes receivable) and Note 12 (Convertible debentures payable). In addition, the Company and HEXO entered into various commercial transaction agreements. On June 22, 2023, the Company completed the HEXO Acquisition as described in Note 6 (Business acquisitions), and thus these commercial arrangements were terminated and HEXO's financial results were consolidated in the current period results.

Included in revenue from Canadian adult-use cannabis is $1,500 of advisory services revenue for the three months ended August 31, 2023 from the aforementioned HEXO commercial transaction agreements, compared to $7,753 in the prior comparative period.

Geographic net revenue:

	For the three months
	ended August 31,
	2023	2022
North America	$93,521	$82,192
EMEA	79,704	66,041
Rest of World	3,724	4,978
Total	$176,949	$153,211

Geographic capital assets:

	August 31,	May 31,
	2023	2023
North America	$384,091	$319,173
EMEA	106,761	107,131
Rest of World	3,767	3,363
Total	$494,619	$429,667

Major customers are defined as customers that are materially significant to the Company’s annual revenues. For the three months ended August 31, 2023 and 2022, there were no major customers representing a material contribution to our quarterly revenues.

Note 25. Subsequent Events

On August 7, 2023, the Company entered into a securities and asset purchase agreement (the “Purchase Agreement”) by and among Anheuser-Busch Companies, LLC, Craft USA Holdings, LLC, Craft Brew Alliance, Inc. (collectively, “AB”), the Company and Tilray Beverages, LLC.  Pursuant to the Purchase Agreement, Tilray will acquire from AB a portfolio of craft beer and beverage brands, assets and businesses related to Breckenridge Brewery, Blue Point, 10 Barrel, Redhook, Widmer Brothers, Square Mile, Shock Top and HiBall.  The purchase price paid to AB at closing was equal to $85,000 in cash and is subject to working capital and other applicable closing adjustments. The acquisition closed on September 29, 2023 and $20,000 was borrowed under the 420 Delayed Draw Term Loan Agreement to fund part of the purchase price paid for the AB Transaction.

On September 12, 2023, the Company repurchased $20,000 of its TLRY 23 Notes for cancellation by issuing 7,000,000 shares and paying $610 of cash to settle both principal and accrued interest. After cancellation, the outstanding principal balance of the TLRY 23 Notes was $107,331.

On October 2, 2023, the Company repaid the remaining $107,331 of the TLRY 23 Notes in cash upon maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Interim Consolidated Financial Statements and the related Notes thereto for the period ended August 31, 2023 contained in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, as well as  in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Trends and Other Factors Affecting Our Business

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve at a rapid pace during the early periods following the federal legalization of adult-use cannabis. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the industry:

-

Market share. Tilray continues to maintain its market leadership position in Canada. During the quarter, we experienced a significant increase in market share in Canada, with our share increasing from 8.1% to a 13.4% from the immediately preceding quarter, as reported by Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate. This increase was driven by the strategic acquisitions of HEXO and Truss during the quarter which contributed favorably to our increase in adult use revenue. We expect that during the next fiscal year, the contribution to our market share from these acquired lines of business will fluctuate until they are fully absorbed into our distribution channels.

-

Price compression. We have historically seen price compression in the market, when compared to the prior fiscal year, which was driven by intense competition from the approximately 1,000 Licensed Producers in Canada. The price compression year over year has reduced the Company's revenue by approximately $3.1 million for the three months ended August 31, 2023, which affects our cannabis gross margin as well as our bottom line.

-

Excise taxes. Given the impacts of the above-referenced price compression, excise tax continues to become a larger component of net revenue as it is predominantly computed as a fixed price on grams sold rather than as a percentage of the selling price. The Cannabis Council of Canada has formed an Excise Task Force to present these challenges to the Ministry of Finance in Canada and continues to pursue reform. Additionally, as many as two-thirds of Canadian licensed producers had excise tax deficits owed, which they were unable to pay on time. The Company believes this may result in insolvencies and may be a key element of potential consolidation in the industry and we believe long term there is a possibility of some level of reform but it will likely not occur in the near term.

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

-

Change facility utilization as a result of acquisitions. We continue to assess our facilities for further optimization or cost reduction to ensure utilization is prioritized and our value chain is operating at its peak efficiency. During this period of facility optimization, we expect there to be a temporary short-term negative impact on our operating results until our capacity is optimized.

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

Recently, Mr. Lauterbach advised that the proposal had been revised and that the new plan is a two-part model, which appears to be designed in order to legalize cannabis as broadly as possibly without running afoul of European Union rules. On July 6, 2023, it was announced that the draft regulations pertaining to decriminalization, home cultivation and non-commercial “cultivation associations” (i.e., social clubs) had been finalized by the health ministry and was ready to be delivered to the German parliament, which is expected to take place in the Fall of 2023.

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

Beverage alcohol market trends:

The beverage alcohol category, while more established, continues to shift with changes in consumer trends for the craft industry. Specifically, based on IRI data, for the last 13 weeks ended August 27, 2023, the US beer industry grew 3.14%, with craft beer growing 0.71%, a slight improvement from the immediately preceding quarter. Nationally SweetWater trends softened during the three months ended August 31, 2023, due to the timing of key marketing programming being pushed into our second quarter, while SweetWater’s home market remained in a growth trend, finishing an increased 5.9% in the quarter. SweetWater is expected to return to growth nationally at the start of the second quarter through programming and innovation. Early results from the launch of SweetWater’s latest innovation, Gummies, are encouraging, with the brand quickly becoming a top 3 offering in activated markets. Additionally, Montauk finished the period with an increased 9.2% growth based on IRI data for the aforementioned period, through sustained success in home markets and new market expansion. The Company anticipates continued growth through focused innovation, targeted marketing efforts, and gains in distribution across the portfolio of brands.

Breckenridge Distillery is a leader in the bourbon industry and continues to gain market share in both the vodka and gin markets. A primary growth objective is to continue expansion of market share across the United States, including expanding the national chain's footprint, to maintain a double-digit annual top-line growth. To ensure continued growth in the future, the company is focused on expanding the marketing strategy, highlighting its quality products. Recent media coverage includes coverage of newly released products, the expanded Denver Broncos Sponsorship, and recognition of the world class restaurant located at the distillery. The overall whiskey market continues to grow through premiumization and expanding into new target demographics. The Company expects its spirits business to continue to grow with the integration of the national distributer agreement with RNDC as well as new product offerings.

Wellness market trends:

Manitoba Harvest’s branded hemp business continued to expand its U.S. and Canadian leading market share position this year. During the quarter, the Company successfully continued expansion of its Hemp Food portfolio into more accessible consumer formats with the continued launch of a breakthrough CBD wellness beverage, Happy Flower™. The Company will look to expand the Happy Flower™ brand with retail distribution into key markets, focusing on U.S. states with established CBD permissibility and sales momentum in future periods.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in the long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the three months ended August 31, 2023, we incurred $8.5 million of transaction expenses, discussed further below.

Our acquisition strategy has had a material impact on the Company’s results in the current quarter and we expect will continue into future periods generating accretive impacts for our stockholders. There are currently three primary cost saving initiatives as follows:

●	HEXO acquisition:

On June 22, 2023, Tilray acquired HEXO Corp. (“HEXO”) as discussed in Note 6 (Business acquisitions). With the HEXO Acquisition, Tilray expects to achieve additional cost savings in excess of $27M on an annualized pre-tax basis, driven by synergies across production, sales, marketing, distribution, and corporate savings, with potential incremental upside resulting from consolidating packaging, procurement, freight, and logistics. This builds on Tilray’s substantial progress optimizing its Canadian cannabis operations discussed below. During the three months ended August 31, 2023, we have achieved $17.1 million of our synergy plan on an annualized run-rate basis of which $2.9 million represented actual cost savings during the period. As discussed in our trends section, these saving initiatives take time to implement, resulting in related benefits being realized over time.

●	Cannabis business cost reduction plan:

During the fourth quarter of our fiscal year ended May 31, 2022, the Company launched a $30 million cost optimization plan of our existing cannabis business to solidify our position as an industry leading low-cost producer. The Company took decisive action to manage cash flow amid an evolving retail environment by identifying opportunities to leverage technology, supply chain, procurement, and packaging efficiencies while driving labor savings. In the current period ended August 31, 2023, we have achieved $22 million of our cost optimization plan on an annualized run-rate basis of which $21 million represented actual cost savings during the period. The amount achieved is comprised of the following items:

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

During our fiscal year ended May 31 2023, the Company launched an $8.0 million cost optimization plan for our international cannabis business to adapt to changing market dynamics and slower than anticipated legalization in Europe. In the current period ended August 31, 2023, the Company achieved an annualized run-rate basis of $6.8 million of cost savings. This was driven by the integration of our Distribution and European cannabis business for redundant costs including headcount consolidation in addition to optimization of our facility utilization.

In addition to our cost saving strategies, the Company has also executed the following strategic transactions during the quarter:

●	Beverage Alcohol Acquisitions:

On August 7, 2023, the Company entered into a securities and asset purchase agreement (the “Purchase Agreement”) by and among Anheuser-Busch Companies, LLC, Craft USA Holdings, LLC, Craft Brew Alliance, Inc. (collectively, “AB”), the Company and Tilray Beverages, LLC.  Pursuant to the Purchase Agreement, Tilray will acquire a portfolio of craft beer brands, assets and businesses from AB that includes Breckenridge Brewery, Blue Point, 10 Barrel, Redhook, Widmer Brothers, Square Mile, Shock Top and HiBall.  The purchase price to be paid to AB at closing is expected to be equal to $85.0 million in cash, subject to working capital and other applicable closing adjustments. The acquisition closed on September 29, 2023 as described in Note 25 (Subsequent events), and is expected to be transformational to our growing beverage alcohol strategy.

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

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months
	ended August 31,		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022
Net revenue	$176,949	$153,211	$23,738	15%
Cost of goods sold	132,753	104,597	28,156	27%
Gross profit	44,196	48,614	(4,418)	(9)%
Operating expenses:
General and administrative	40,516	40,508	8	0%
Selling	6,859	9,671	(2,812)	(29)%
Amortization	22,225	24,359	(2,134)	(9)%
Marketing and promotion	8,535	7,248	1,287	18%
Research and development	79	166	(87)	(52)%
Change in fair value of contingent consideration	(11,107)	211	(11,318)	(5,364)%
Litigation costs	2,034	445	1,589	357%
Restructuring costs	915	—	915	0%
Transaction (income) costs	8,502	(12,816)	21,318	(166)%
Total operating expenses	78,558	69,792	8,766	13%
Operating loss	(34,362)	(21,178)	(13,184)	62%
Interest expense, net	(9,835)	(4,413)	(5,422)	123%
Non-operating (expense) income, net	(4,402)	(32,992)	28,590	(87)%
Loss before income taxes	(48,599)	(58,583)	9,984	(17)%
Income tax expense	7,264	7,211	53	1%
Net loss	$(55,863)	$(65,794)	$9,931	(15)%

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

	For the three months
	ended August 31,
(in thousands of U.S. dollars)	2023	2022
Net cannabis revenue	$70,333	$58,570
Distribution revenue	69,157	60,585
Net beverage alcohol revenue	24,162	20,654
Wellness revenue	13,297	13,402
Cannabis costs	50,517	28,861
Beverage alcohol costs	11,266	10,849
Distribution costs	61,468	54,984
Wellness costs	9,502	9,903
Adjusted gross profit (excluding PPA step-up) (1)	49,302	49,721
Cannabis adjusted gross margin (excluding PPA step-up) (1)	35%	51%
Beverage alcohol adjusted gross margin (excluding PPA step-up) (1)	56%	53%
Distribution gross margin	11%	9%
Wellness gross margin	29%	26%
Adjusted EBITDA (1)	$11,434	$13,531
Cash and marketable securities (1) as at the period ended:	464,852	490,643
Working capital as at the period ended:	$291,981	$637,623

(1) Adjusted EBITDA, adjusted gross profit (excluding PPA step-up) and adjusted gross margin (excluding PPA step-up) for each of our segments, and cash and marketable securities are non-GAAP financial measures. See “Use of Non-GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure.

Segment Reporting

Our reporting segments revenue is comprised of revenues from our cannabis, distribution, beverage alcohol, and wellness operations, as follows:

	For the three months
	ended August 31,		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022
Cannabis business	$70,333	$58,570	$11,763	20%
Distribution business	69,157	60,585	8,572	14%
Beverage alcohol business	24,162	20,654	3,508	17%
Wellness business	13,297	13,402	(105)	(1)%
Total net revenue	$176,949	$153,211	$23,738	15%

Our reporting segments revenue using a constant currency(1) are as follows:

	For the three months
	ended August 31,
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022
Cannabis business	$71,389	$58,570	$12,819	22%
Distribution business	66,952	60,585	6,367	11%
Beverage alcohol business	24,162	20,654	3,508	17%
Wellness business	13,459	13,402	57	0%
Total net revenue	$175,962	$153,211	$22,751	15%

Our geographic revenue is as follows:

	For the three months
	ended August 31,		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022
North America	$93,521	$82,192	$11,329	14%
EMEA	79,704	66,041	13,663	21%
Rest of World	3,724	4,978	(1,254)	(25)%
Total net revenue	$176,949	$153,211	$23,738	15%

Our geographic revenue using a constant currency(1) is as follows:

	For the three months
	ended August 31,
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2023	2022	2023 vs. 2022
North America	$95,214	$82,192	$13,022	16%
EMEA	75,116	66,041	9,075	14%
Rest of World	5,632	4,978	654	13%
Total net revenue	$175,962	$153,211	$22,751	15%

Our geographic capital assets are as follows:

	August 31,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2023	2023	2023 vs. 2022
North America	$384,091	$319,173	$64,918	20%
EMEA	106,761	107,131	(370)	(0)%
Rest of World	3,767	3,363	404	12%
Total capital assets	$494,619	$429,667	$64,952	15%

Cannabis revenue

Cannabis revenue based on market channel is as follows:

	For the three months
	ended August 31,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022
Revenue from Canadian medical cannabis	$6,142	$6,520	$(378)	(6)%
Revenue from Canadian adult-use cannabis	71,195	58,355	12,840	22%
Revenue from wholesale cannabis	5,295	392	4,903	1,251%
Revenue from international cannabis	14,252	10,422	3,830	37%
Total cannabis revenue	96,884	75,689	21,195	28%
Excise taxes	(26,551)	(17,119)	(9,432)	55%
Total cannabis net revenue	$70,333	$58,570	$11,763	20%

Cannabis revenue based on market channel using a constant currency(1) is as follows:

	For the three months
	ended August 31,
	as reported in constant currency		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022
Revenue from Canadian medical cannabis	$6,310	$6,520	$(210)	(3)%
Revenue from Canadian adult-use cannabis	73,111	58,355	14,756	25%
Revenue from wholesale cannabis	5,458	392	5,066	1,292%
Revenue from international cannabis	13,777	10,422	3,355	32%
Total cannabis revenue	98,656	75,689	22,967	30%
Excise taxes	(27,267)	(17,119)	(10,148)	59%
Total cannabis net revenue	$71,389	$58,570	$12,819	22%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis: Revenue from Canadian medical cannabis decreased to $6.1 million for the three months ended August 31, 2023, compared to revenue of $6.5 million for the prior year same period. On a constant currency basis revenue from Canadian medical cannabis decreased to $6.3 million for the three months ended August 31, 2023, compared to revenue of  $6.5 million for the prior year same periods. While revenue was relatively consistent period over period and on a constant currency basis, the decrease in revenue from medical cannabis continues to be driven by increased competition from the adult-use recreational market and its related price compression impacting the medical cannabis market.

Revenue from Canadian adult-use cannabis: During the three months ended August 31, 2023, our revenue from Canadian adult-use cannabis increased to $71.2 million compared to revenue of $58.4 million and for the prior year same period.  The increase in adult-use revenue was driven by organic growth from launching new product innovations from our existing brand portfolios as well as the increased revenue from the acquisition of HEXO on June 22, 2023, and Truss on August 3, 2023. Additionally, due to the decline in the Canadian dollar, on a constant currency basis, our revenue from Canadian adult-use cannabis increased to $73.1 million for the three months ended August 31, 2023. Offsetting the increase in the current period, was the reduction of advisory services revenue to $1.5 million from $7.8 million in the prior year comparative period as a result of the HEXO acquisition being completed during the quarter which terminated the previous strategic arrangement that was in place.

Wholesale cannabis revenue: Revenue from wholesale cannabis increased to $5.3 million for the three months ended August 31, 2023, compared to revenue of $0.4 million for the prior year same period. On a constant currency basis, revenue from wholesale cannabis increased to $5.5 million. The Company continues to believe that wholesale cannabis revenue will remain subject to quarter-to-quarter variability and is based on opportunistic sales. The wholesale transactions that occurred in the period aided with our liquidity initiatives to increase our cash flow from operations despite having unfavorable impacts on our gross margin and EBITDA of $(2.7) million.

International cannabis revenue: Revenue from international cannabis increased to $14.3 million for the three months ended August 31, 2023, compared to revenue of $10.4 million for the prior year same period. Given the increase of the Euro against the U.S. Dollar when compared to the prior year quarter, on a constant currency basis, revenue from international cannabis was $13.8 million compared to $10.4 million in the prior year same period for the three months ended August 31, 2023. The increase in the period is largely driven by expansion into emerging international medical markets.

Distribution revenue

Revenue from Distribution operations increased to $69.2 million for the three months ended August 31, 2023 compared to revenue of $60.6 million for the prior year same period. Revenue was positively impacted during the three month period from the increase of the Euro against the U.S. Dollar in the quarter, which when the impacts are eliminated on a constant currency basis, revenue was $67.0 million for the three months ended August 31, 2023. The increase in the period was driven by increased production capacity achieved through out-sourcing to third party production facilities as well as leveraging our own internal production and improved procurement processes, which has allowed CC Pharma to improve its product mix.

Beverage alcohol revenue

Revenue from our Beverage alcohol operations increased to $24.2 million for the three months ended August 31, 2023, compared to revenue of $20.7 million for the prior year same period. The increase in the three month period relates primarily to our acquisition of Montauk which occurred on November 7, 2022, and is not reflected in the prior year comparative period.

Wellness revenue

Our Wellness revenue from Manitoba Harvest was relatively consistent at $13.3 million for the three months ended August 31, 2023 compared to $13.4 million from the prior year same period. On a constant currency basis for the three months ended August 31, 2023, Wellness revenue increased to $13.5 million from $13.4 million. Overall, sales remained relatively consistent period over period despite increasing pricing when compared to prior year to combat the inflation of ingredient costs.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

Our gross profit and gross margin for the three months ended August 31, 2023 and 2022, is as follows:

	For the three months
(in thousands of U.S. dollars)	ended August 31,		Change	% Change
Cannabis	2023	2022	2023 vs. 2022
Net revenue	70,333	58,570	11,763	20%
Cost of goods sold	50,517	28,861	21,656	75%
Gross profit	19,816	29,709	(9,893)	(33)%
Gross margin	28%	51%	(23)%	(45)%
Purchase price accounting step-up	4,516	—	4,516	NM
Adjusted gross profit (1)	24,332	29,709	(5,377)	(18)%
Adjusted gross margin (1)	35%	51%	(16)%	(31)%
Distribution
Net revenue	69,157	60,585	8,572	14%
Cost of goods sold	61,468	54,984	6,484	12%
Gross profit	7,689	5,601	2,088	37%
Gross margin	11%	9%	2%	22%
Beverage alcohol
Net revenue	24,162	20,654	3,508	17%
Cost of goods sold	11,266	10,849	417	4%
Gross profit	12,896	9,805	3,091	32%
Gross margin	53%	47%	6%	13%
Purchase price accounting step-up	590	1,107	(517)	(47)%
Adjusted gross profit (1)	13,486	10,912	2,574	24%
Adjusted gross margin (1)	56%	53%	3%	6%
Wellness
Net revenue	13,297	13,402	(105)	(1)%
Cost of goods sold	9,502	9,903	(401)	(4)%
Gross profit	3,795	3,499	296	8%
Gross margin	29%	26%	3%	12%
Total
Net revenue	176,949	153,211	23,738	15%
Cost of goods sold	132,753	104,597	28,156	27%
Gross profit	44,196	48,614	(4,418)	(9)%
Gross margin	25%	32%	(7)%	(22)%
Purchase price accounting step-up	5,106	1,107	3,999	361%
Adjusted gross profit (1)	49,302	49,721	(419)	(1)%
Adjusted gross margin (1)	28%	32%	(4)%	(13)%

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

Cannabis gross margin: Gross margin decreased during the three months ended August 31, 2023 to 28% from 51% for the prior year same period. Excluding the impact of the non-cash fair value purchase price accounting step-up, adjusted gross margin during the three months ended August 31, 2023 decreased to 35% from 51% when comparing the same prior year period. The remaining decrease is a result of the termination of the HEXO advisory services agreement which contributed $1.5 million of gross profit in the current year compared to $7.8 million in the prior year and a significant wholesale transaction with a negative gross profit of $(2.7) million, which was entered into to optimize our inventory levels and prioritize the generation of positive operating cash flow. Combining these factors, adjusted gross cannabis margin would have been 39% compared 43% in the prior period and the remaining decrease in gross margin is due to price compression.

Distribution gross margin: Gross margin of 11% for the three months ended August 31, 2023 increased from 9% for the same periods in the prior year. The increase in the three month period is attributed to a change in product mix as the Company continues to focus on higher margin sales and a decrease in its cost of goods driven by the outsourcing of production.

Beverage alcohol gross margin: Gross margin of 53% for the three months ended August 31, 2023 increased from 47% from the same period in the prior year. Adjusted gross margin of 56% for the three months ended August 31, 2023 increased from 53% from the same periods in the prior year. The increase in beverage alcohol gross margin for the current three month period is a result of a change in sales mix between beer and spirits as well as the impacts of the Montauk acquisition that was not completed in the prior period comparison.

Wellness gross margin: Gross margin of 29% for the three months ended August 31, 2023 increased from 26% from the same period in the prior year. The increase in gross margin is a result of increased pricing from the prior period, which was used to combat the impacts of higher input costs of seed ingredients as a result of inflation.

Operating expenses

	For the three months
	ended August 31,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022
General and administrative	$40,516	$40,508	$8	0%
Selling	6,859	9,671	(2,812)	(29)%
Amortization	22,225	24,359	(2,134)	(9)%
Marketing and promotion	8,535	7,248	1,287	18%
Research and development	79	166	(87)	(52)%
Change in fair value of contingent consideration	(11,107)	211	(11,318)	(5,364)%
Litigation costs	2,034	445	1,589	357%
Restructuring costs	915	—	915	NM
Transaction (income) costs	8,502	(12,816)	21,318	(166)%
Total operating expenses	$78,558	$69,792	$8,766	13%

Operating expenses are comprised of general and administrative, share-based compensation, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, impairments, litigation costs, restructuring costs and transaction (income) costs. These costs increased by $8.8 million to $78.6 million for the three months ended August 31, 2023 as compared to $69.8 million for the same period of the prior year. These changes period over period are described below.

General and administrative costs

During the three months ended August 31, 2023, general and administrative costs were relatively unchanged as compared to the prior year same periods.

	For the three months
	ended August 31,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022
Executive compensation	$3,661	$3,555	$106	3%
Office and general	8,168	5,829	2,339	40%
Salaries and wages	13,114	14,635	(1,521)	(10)%
Stock-based compensation	8,257	9,193	(936)	(10)%
Insurance	3,849	2,703	1,146	42%
Professional fees	1,499	2,490	(991)	(40)%
Gain on sale of capital assets	3	77	(74)	(96)%
Travel and accommodation	1,107	1,161	(54)	(5)%
Rent	858	865	(7)	(1)%
Total general and administrative costs	$40,516	$40,508	$8	0%

Executive compensation increased by 3% in the three months ended August 31, 2023. Executive compensation has remained generally consistent period over period.

Office and general increased by 40% during the three months ended August 31, 2023. The increase for the three months is a result of the acquisition of Montauk and HEXO, which did not occur in the prior period.

Salaries and wages decreased by 10% during the three months ended August 31, 2023. The decrease is primarily due to our focus on optimizing our cost structure and is offset by the inclusion of Montauk and HEXO employees, which were not in the prior period.

The Company recognized stock-based compensation expense of $8.3 million for the three months ended August 31, 2023 compared to $9.2 million for the same period in the prior year. The balance has remained relatively consistent period over period as this is based on the time-based vesting schedules.

Insurance expenses increased by 42% for the three months ended August 31, 2023 to $3.8 million from $2.7 million for the same period in the prior year. This increase was driven by the expanded polices required for our recently acquired HEXO and Montauk entities.

Selling costs

For the three months ended August 31, 2023, the Company incurred selling costs of $6.9 million or 3.9% of net revenue as compared to $9.7 million and 6.3% of net revenue in the prior year period. These costs relate to third-party distributor commissions, shipping costs, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs include funding to individual clinics to assist with additional costs incurred by clinics resulting from the education of patients using the Company’s products. The decrease in the three month period was related to the renegotiation of terms in one of our distributor relationships resulting in reduced variable fees. This impact was also emphasized in the three month period as a portion of our selling fees related to our Canadian adult-use cannabis with fixed components did not increase with the increase in our revenue during the quarter.

Amortization

The Company incurred non-production related amortization charges of $22.2 million for the three months ended August 31, 2023 compared to $24.4 million in the prior year period. The decreased amortization in the period, is a result of the reduced intangible asset levels.

Marketing and promotion costs

For the three months ended August 31, 2023, the Company incurred marketing and promotion costs of $8.5 million as compared to $7.2 million for the prior year period. The increase is due to the acquisition of HEXO and Montauk in the period.

Research and development

Research and development costs were $0.1 million during the three months ended August 31, 2023 compared to $0.2 million in the prior year period. These relate to external costs associated with the development of new products.

Change in fair value of contingent consideration

The Company measures contingent consideration at fair value classified as Level 3, as discussed in Note 23 (Fair value measurements). The Company currently has three contingent consideration liabilities of $3.0 million, $13.0 million and $4.2 million for the Sweetwater, Montauk, and Truss acquisitions, respectively, as of August 31, 2023 compared to $16.2 million, $10.9 million and $nil respectively as of May 31, 2023. The decrease in fair value of $11.1 million was driven by the lowered probability of achieving the incentive targets, primarily relating to Sweetwater.

Litigation

For the three months ended August 31, 2023, the Company recorded $2.0 million of litigation cost compared to an expense of $0.4 million for the prior period comparative. The increase is related to period to period variability as litigation is non-recurring in nature.

Restructuring costs

In connection with executing our acquisition strategy and strategic transactions, the Company has incurred non-recurring restructuring and exit costs associated with the integration efforts of these transactions. For the three months ended August 31, 2023, the Company incurred $0.9 million of restructuring costs compared to $nil for the prior period comparative. The restructuring charges for the three months ended August 31, 2023 are related to the HEXO cost optimizations occurring subsequent to acquisition and the operating costs of the Truss facility, which is classified as assets held for sale.

Transaction (income) costs

Items classified as transaction (income) costs are non-recurring or extraordinary in nature and correspond largely to our acquisition and synergy strategy. The three months decrease of 166% from the prior year period is related to the following items:

●

the current period included costs associated with exit and closing costs on completing the HEXO Acquisition on June 22, 2023, including, but not limited to, discretionary incentive compensation payments of $5.8 million, transaction income from the loan amendment agreement of $(6.0) million, and HEXO director and office runoff insurance of $5.1 million;

●

in the prior year period comparative, we recognized transaction income for a change in fair value of $18.3 million on the HTI Share Consideration’s purchase price derivative as a result of an increase in our share price on the shares paid for the HEXO convertible note receivable in the previous year. This did not recur in the current period results.

Non-operating (expense) income, net

Non-operating (expense) income is comprised of:

	For the three months
	ended August 31,		Change	% Change
(in thousands of US dollars)	2023	2022	2023 vs. 2022
Change in fair value of convertible debenture payable	$(2,147)	$(7,884)	$5,737	(73)%
Change in fair value of warrant liability	(8,198)	1,548	(9,746)	(630)%
Foreign exchange loss (gain)	6,267	(25,573)	31,840	(125)%
Loss on long-term investments	(109)	(1,008)	899	(89)%
Other non-operating (losses) gains, net	(215)	(75)	(140)	187%
Total non-operating income (expense)	$(4,402)	$(32,992)	$28,590	(87)%

For the three months ended August 31, 2023, the Company recognized a change in fair value of its convertible debentures payable of ($2.1) million compared to ($7.9) million in the prior year same periods. The change is driven primarily by the changes in the Company’s share price and the change in the trading price of the convertible debentures payable. Additionally, for the three months ended August 31, 2023, the Company recognized a change in fair value of its warrants, resulting in a loss of ($8.2) million compared to $1.5 million also as a result of the change in our share price and the exercise price of the instrument. For the three months ended August 31, 2023, the Company recognized a gain of $6.3 million, resulting from the changes in foreign exchange rates during the period, compared to losses of ($25.6) million for the prior year same periods, largely associated with the recovery of the Euro. Lastly, included in other non-operating (losses) gains, net for the three months ended August 31, 2023 was the disposal of an operating entity during the period.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net loss/net income before income taxes, net interest expense, depreciation and amortization, equity in net loss of equity-method investees, non-cash inventory valuation adjustments, purchase price accounting step-up on inventory, stock-based compensation, integration activities, transaction (income) costs, litigation costs, change in fair value of contingent consideration, unrealized currency gains and losses and other adjustments.

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

For three months ended August 31, 2023, adjusted EBITDA decreased to $11.4 million compared to $13.5 million from the prior year same period. The decrease was primarily driven by the aforementioned negative impacts to our cannabis gross margin.

	For the three months
	ended August 31,		Change	% Change
Adjusted EBITDA reconciliation:	2023	2022	2023 vs. 2022
Net loss	$(55,863)	$(65,794)	$9,931	(15)%
Income tax expense	7,264	7,211	53	1%
Interest expense, net	9,835	4,413	5,422	123%
Non-operating income (expense), net	4,402	32,992	(28,590)	(87)%
Amortization	30,789	34,069	(3,280)	(10)%
Stock-based compensation	8,257	9,193	(936)	(10)%
Change in fair value of contingent consideration	(11,107)	211	(11,318)	(5,364)%
Purchase price accounting step-up	5,106	1,107	3,999	361%
Facility start-up and closure costs	600	1,800	(1,200)	(67)%
Lease expense	700	700	—	0%
Litigation costs	2,034	445	1,589	357%
Restructuring costs	915	—	915	NM
Transaction (income) costs	8,502	(12,816)	21,318	(166)%
Adjusted EBITDA	$11,434	$13,531	$(2,097)	(15)%

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

●

Costs incurred to start up new facilities, and to fund emerging market operations for our German cultivation facilities and Columbian operations. The prior period also included start up costs for SweetWater Colorado and Malta facilities;

●	Lease expense, to conform with competitors who report under IFRS;

●

Transaction (income) costs, which  includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation, which vary significantly by transaction and are excluded to evaluate ongoing operating results;

●	Restructuring charges;

●	Litigation costs includes costs related to legacy and non-operational litigation matters, legal settlements and recoveries;

●	Amortization of purchase accounting fair value step-up in inventory value included in costs of goods sold; and

●	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

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

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months
	ended August 31,
	2023	2022
Net cash provided by (used in) operating activities	$(15,842)	$(46,269)
Net cash (used in) investing activities	(26,290)	(1,537)
Net cash (used in) provided by financing activities	14,018	123,620
Effect on cash of foreign currency translation	614	(1,080)
Cash and cash equivalents, beginning of period	206,632	415,909
Cash and cash equivalents, end of period	$179,132	$490,643
Marketable securities	287,333	-
Less: restricted cash	(1,613)	-
Cash and marketable securities(1)	$464,852	$490,643

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

Cash flows from operating activities

The change in net cash used in operating activities was ($15.8) million for three months ended August 31, 2023 compared to ($46.3) million for the prior year same period. This decrease in cash used in the three month period was primarily related to improved operating efficiencies and increased management of our working capital requirements.

Cash flows from investing activities

The change in net cash used in investing activities was ($26.3) million for three months ended August 31, 2023 compared to ($1.5) million for the prior year same period, and is a result of investing in marketable securities partially offset by cash acquired from the HEXO Acquisition, Note 6 (Business acquisitions).

Cash flows from financing activities

The change in cash provided by financing activities was $14.0 million for three months ended August 31, 2023 compared to $123.6 million for the prior year same period. In the current period, cash was provided by funds from the overallotment of TLRY 27 Notes and other long term debt, while in the comparative period a larger amount of cash was provided by the ATM capital raise.

Subsequent Events

Refer to Part I, Financial Information, Note 25 Subsequent Events.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023 during the three months ended August 31, 2023. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2023, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of Montauk Brewing Company, Inc., which we acquired on November 7, 2022, of HEXO Corp., which we acquired June 22, 2023 and of Truss Beverage Co. which we acquired August 3, 2023, and represented 1.3%, 3.2% and 0.3% of our consolidated assets and 1.5%, 7% and 0.9% of our consolidated revenues respectively as of and for the three months ended August 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired Montauk Brewing Company, Inc. on November 7, 2022, HEXO Corp. on June 22, 2023 and Truss Beverage Co., on August 3, 2023. The Company is in the process of reviewing the internal control structure of Montauk Brewing Company, Inc., HEXO Corp., and Truss Beverage Co.,  if necessary, will make appropriate changes as it integrates them into the Company’s overall internal control over financial reporting process.

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

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K, except with respect to the matters disclosed and incorporated herein by reference to Note 18 (Commitments and contingencies), in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

●	We may not achieve the expected revenue or other benefits from the craft beer operations acquired from Anheuser-Busch.

●

Additional impairments of our goodwill, impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our financial results.

●	We may experience difficulties integrating Tilray and HEXO’s operations and realizing the expected benefits of the Arrangement.

●	Our business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.

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

We may experience difficulties achieving the expected benefits, including revenue and sales growth, of acquiring certain craft beer operations from Anheuser-Busch (the “ABI Acquisitions”).

The success of the ABI Acquisitions will depend in part on our ability to achieve the expected business opportunities, revenue and sales growth prospects from the ABI Acquisitions in an efficient and effective manner. We may also not be able to fully realize the operational efficiencies and associated cost synergies or leverage the potential business opportunities and growth prospects to the extent anticipated or at all.

The ABI Acquisitions were completed on September 29, 2023. Efforts to achieve expected benefits of the ABI Acquisitions may require substantial resources and divert management attention. Challenges associated with achieving such benefits may include those related to sales and marketing efforts across our expanded product portfolio, operational efficiency and production optimization, and effectively integrating the ABI Acquisitions into Tilray. If we are unable to successfully integrate certain aspects of the operations of the ABI Acquisitions or experience delays, we may incur unanticipated liabilities and be unable to fully realize the potential benefit of the revenue growth, synergies and other anticipated benefits resulting from the arrangement, and our business, results of operations and financial condition could be adversely affected. Some of these factors are outside our control, and any of them could delay or increase the cost of our efforts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On June 30, 2023, Tilray entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”), an Ontario corporation, pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $8,057,622 (the “Note”) payable by 1974568 Ontario Limited (“Aphria Diamond”). DDH is a joint venturer with Aphria Inc. (Tilray’s wholly-owned subsidiary) in Aphria Diamond. As consideration for the Note, Tilray issued 5,004,735 shares of its common stock to DDH.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Promissory note in the amount of $8,057,622 payable by 1974568 Ontario Limited.

10.2	Amended Credit Agreement, effective August 31, 2023, by and among Four Twenty Corporation, certain subsidiaries and affiliates of Four Twenty Corporation, Bank of America, N.A., City National Bank, the lenders party thereto and BofA Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023)

10.3	Purchase Agreement, dated August 7, 2023, by and among Tilray, Anheuser-Busch Companies, LLC, Craft USA Holdings, LLC, Craft Brew Alliance, Inc. and Tilray Beverages, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2023).

10.4*	Form of 2023 EBITDA PSU Equity Incentive Award.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: October 4, 2023	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: October 4, 2023	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer