Form 10-Q
period 2024-08-31
Tilray Brands, Inc.
filed 2024-10-10
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 8, 2024, the registrant had 903,286,257 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended August 31, 2024 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements  under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions or expectations regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; our intentions regarding the use of net proceeds from our ATM Program; our intentions regarding our capital structure and TLRY 27 Notes; current or future macroeconomic trends; our expectations and potential impacts of regulatory or industry developments; our statements regarding the consolidation of the Canadian cannabis industry; our expectations regarding any future tax developments; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include, but are not limited to, those identified in this Form 10-Q and other risks and matters described in our most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2024 as well as our other filings made from time to time with the U.S. Securities and Exchange Commission and in our Canadian securities filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	August 31,	May 31,
	2024	2024
Assets
Current assets
Cash and cash equivalents	$205,186	$228,340
Marketable securities	74,869	32,182
Accounts receivable, net	104,037	101,695
Inventory	264,295	252,087
Prepaids and other current assets	44,960	31,332
Assets held for sale	32,536	32,074
Total current assets	725,883	677,710
Capital assets	555,136	558,247
Operating lease, right-of-use assets	17,176	16,101
Intangible assets	908,768	915,469
Goodwill	2,009,714	2,008,884
Long-term investments	7,853	7,859
Convertible notes receivable	32,000	32,000
Other assets	5,337	5,395
Total assets	$4,261,867	$4,221,665
Liabilities
Current liabilities
Bank indebtedness	$18,134	$18,033
Accounts payable and accrued liabilities	236,146	241,957
Contingent consideration	15,000	15,000
Warrant liability	2,557	3,253
Current portion of lease liabilities	5,640	5,091
Current portion of long-term debt	16,072	15,506
Current portion of convertible debentures payable	—	330
Total current liabilities	293,549	299,170
Long - term liabilities
Lease liabilities	60,657	60,422
Long-term debt	155,268	158,352
Convertible debentures payable	132,650	129,583
Deferred tax liabilities, net	136,230	130,870
Other liabilities	99	90
Total liabilities	778,453	778,487
Commitments and contingencies (refer to Note 19)
Stockholders' equity
Common stock ($0.0001 par value; 1,198,000,000 common shares authorized; 875,444,828 and 831,925,373 common shares issued and outstanding, respectively)	88	83
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Additional paid-in capital	6,217,533	6,146,810
Accumulated other comprehensive loss	(39,877)	(43,499)
Accumulated deficit	(2,699,653)	(2,660,488)
Total Tilray Brands, Inc. stockholders' equity	3,478,091	3,442,906
Non-controlling interests	5,323	272
Total stockholders' equity	3,483,414	3,443,178
Total liabilities and stockholders' equity	$4,261,867	$4,221,665

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended
	August 31,
	2024	2023
Net revenue	$200,044	$176,949
Cost of goods sold	140,338	132,753
Gross profit	59,706	44,196
Operating expenses:
General and administrative	44,113	40,516
Selling	11,690	6,859
Amortization	21,804	22,225
Marketing and promotion	11,566	8,535
Research and development	105	79
Change in fair value of contingent consideration	—	(11,107)
Litigation costs, net of recoveries	1,595	2,034
Restructuring costs	4,247	915
Transaction costs (income), net	1,156	8,502
Total operating expenses	96,276	78,558
Operating loss	(36,570)	(34,362)
Interest expense, net	(9,842)	(9,835)
Non-operating income (expense), net	12,646	(4,402)
Loss before income taxes	(33,766)	(48,599)
Income tax expense, net	886	7,264
Net loss	$(34,652)	$(55,863)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(39,165)	(71,525)
Non-controlling interests	4,513	15,662
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	4,160	3,209
Total other comprehensive gain (loss), net of tax	4,160	3,209
Comprehensive loss	$(30,492)	$(52,654)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(35,543)	(68,476)
Non-controlling interests	5,051	15,822
Weighted average number of common shares - basic	875,444,828	691,189,382
Weighted average number of common shares - diluted	875,444,828	691,189,382
Net loss per share - basic	$(0.04)	$(0.10)
Net loss per share - diluted	$(0.04)	$(0.10)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

				Accumulated
	Number of		Additional	other		Non-
	common	Common	paid-in	comprehensive	Accumulated	controlling
	shares	stock	capital	loss	Deficit	interests	Total
Balance at May 31, 2023	656,655,455	$66	$5,777,743	$(46,610)	$(2,415,507)	$14,251	$3,329,943
Share issuance - HEXO acquisition	39,705,962	4	65,158	—	—	—	65,162
Share issuance - settlement of contractual change of control severance incurred from HEXO acquisition	865,426	—	1,500	—	—	—	1,500
Share issuance - Double Diamond Holdings dividend settlement	5,004,735	—	8,146	—	—	—	8,146
Share issuance - HTI convertible note	17,148,541	2	49,998	—	—	—	50,000
Share issuance - RSUs exercised	3,912,481	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(4,860)	—	—	—	(4,860)
Equity component related to issuance of convertible debt, net of issuance costs	—	—	3,953	—	—	—	3,953
Stock-based compensation	—	—	8,257	—	—	—	8,257
Dividends declared to non-controlling interests		—	—	—	—	(7,891)	(7,891)
Comprehensive income (loss) for the period	—	—	—	3,049	(71,525)	15,822	(52,654)
Balance at August 31, 2023	723,292,600	72	5,909,895	(43,561)	(2,487,032)	22,182	3,401,556

Balance at May 31, 2024	831,925,373	83	6,146,810	(43,499)	(2,660,488)	272	3,443,178
Share issuance - At-the-Market (“ATM”) program	36,693,307	4	66,468	—	—	—	66,472
Share issuance - RSUs exercised	6,823,140	1	(1)	—	—	—	—
Share issuance - options exercised	3,008	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	(2,661)	—	—	—	(2,661)
Stock-based compensation	—	—	6,917	—	—	—	6,917
Comprehensive income (loss) for the period	—	—	—	3,622	(39,165)	5,051	(30,492)
Balance at August 31, 2024	875,444,828	$88	$6,217,533	$(39,877)	$(2,699,653)	$5,323	$3,483,414

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the three months ended
	August 31,	August 31,
	2024	2023
Cash provided by (used in) operating activities:
Net loss	$(34,652)	$(55,863)
Adjustments for:
Deferred income tax expense, net	382	59
Unrealized foreign exchange (gain) loss	(5,602)	(3,127)
Amortization	31,814	30,789
Accretion of convertible debt discount	3,067	5,544
Other non-cash items	729	(6,357)
Stock-based compensation	6,917	8,257
(Gain) loss on long-term investments & equity investments	(499)	47
Loss on derivative instruments	(696)	10,345
Change in fair value of contingent consideration	—	(11,107)
Change in non-cash working capital:
Accounts receivable	(2,342)	13,044
Prepaids and other current assets	(13,570)	(4,654)
Inventory	(12,383)	3,650
Accounts payable and accrued liabilities	(8,472)	(6,469)
Net cash used in operating activities	(35,307)	(15,842)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(6,736)	(4,152)
Proceeds from disposal of capital and intangible assets	28	342
Disposal (purchase) of marketable securities, net	(42,687)	(45,436)
Business acquisitions, net of cash acquired	—	22,956
Net cash provided by (used in) investing activities	(49,395)	(26,290)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	66,472	—
Proceeds from long-term debt	—	7,621
Repayment of long-term debt	(4,791)	(6,369)
Proceeds from convertible debt	—	21,553
Repayment of convertible debt	(330)	—
Repayment of lease liabilities	(862)	—
Net increase (decrease) in bank indebtedness	101	(8,787)
Net cash provided by (used in) financing activities	60,590	14,018
Effect of foreign exchange on cash and cash equivalents	958	614
Net decrease in cash and cash equivalents	(23,154)	(27,500)
Cash and cash equivalents, beginning of period	228,340	206,632
Cash and cash equivalents, end of period	$205,186	$179,132

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation and summary of significant accounting policies

The accompanying unaudited condensed interim consolidated financial statements (the “Financial Statements”) reflect the accounts of the Company for the quarterly period ended August 31, 2024. The financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements (the “Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2024 (the “Annual Report”). These Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full fiscal year.

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

All amounts in the Financial Statements, notes and tables have been rounded to the nearest thousand, except par values and per share amounts, and unless otherwise indicated.

Certain items of the comparative figures have been changed to conform to the presentation adopted in the current period.

Basis of consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of all subsidiaries are included in the Financial Statements from the date that control commences until the date that control ceases. All intercompany balances and transactions have been eliminated on consolidation. A complete list of our subsidiaries that existed as of our most recent fiscal year end is included in the Annual Report.

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

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three months ended  August 31, 2024 and  August 31, 2023, the dilutive potential common share equivalents outstanding consisted of the following: 23,411,577 and 21,202,933 common shares from RSUs, 3,359,144 and 6,325,348 common shares from share options, 6,210,000 and 7,847,219 common shares for warrants and 64,971,746 and 77,819,141 common shares for convertible debentures, respectively.

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

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis. ASU 2023-09 is effective for the Company beginning with the fiscal year ended  June 1, 2025. The Company is currently evaluating the effect of adopting this ASU.

New accounting pronouncements recently adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for the Company beginning with the fiscal year ended May 31, 2025 and will be disclosed retrospectively in the Annual Report on Form 10-K.

On March 21, 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which adds illustrative examples that demonstrate how the scoping guidance in ASC 718-10-15-3 applies to profits interest or similar awards. The Company adopted ASU 2024-01 beginning with the fiscal year ended  June 1, 2024 with no material impacts.

Note 2. Inventory

Inventory consisted of the following:

	August 31,	May 31,
	2024	2024
Beverage alcohol inventory	58,784	$52,831
Plants	16,333	13,828
Dried cannabis	107,290	108,721
Cannabis derivatives	7,306	4,504
Cannabis vapes	4,858	4,132
Packaging and other inventory items	20,270	22,115
Distribution inventory	38,202	35,645
Wellness inventory	11,252	10,311
Total	$264,295	$252,087

Note 3. Capital assets

Capital assets consisted of the following:

	August 31,	May 31,
	2024	2024
Land	$45,165	$45,577
Production facilities	375,345	369,630
Equipment	262,876	258,532
Leasehold improvements	19,463	19,377
Finance lease, right-of-use assets	43,429	43,993
Construction in progress	12,516	10,713
	$758,794	$747,822
Less: accumulated amortization	(203,658)	(189,575)
Total	$555,136	$558,247

Assets held for sale consisted of the following:

	August 31,	May 31,
	2024	2024
Land	$970	$954
Production facility	25,010	24,682
Equipment	6,556	6,438
	$32,536	$32,074

During the fiscal year ended  May 31, 2024, the Company classified the following assets from its Cannabis reporting segment as held for sale, including its Quebec cultivation facility, the Fort Collins, CO partially vacant warehouse facility, and the Broken Coast former cultivation facility located in Duncan, B.C.. Following an assessment of facility capacity utilization, it was determined that these facilities would be exited and held for sale. It is expected that the sale of these assets will be completed within twelve months from the period in which they were classified as held for sale. Assets held for sale are measured at the lower of carrying amount and their fair value less costs to sell, and are no longer depreciated. Disposition of assets held for sale are recorded in the consolidated statement of net loss and comprehensive loss, within the line, “Non-operating income (expense), net”.

 Note 4. Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		August 31,	May 31,
	Classification on Balance Sheet	2024	2024
Assets
Finance lease, right-of-use assets	Capital assets	$43,429	$43,993
Operating lease, right-of-use assets	Operating lease, right-of-use assets	17,176	16,101
Total right-of-use asset		$60,605	$60,094
Liabilities
Current:
Current portion of finance lease liabilities	Current portion of lease liabilities	$1,116	$1,092
Current portion of operating lease liabilities	Current portion of lease liabilities	4,524	3,999
Non-current:
Finance lease liabilities	Lease liabilities	43,737	43,948
Operating lease liabilities	Lease liabilities	16,920	16,474
Total lease liabilities		$66,297	$65,513

The following table presents the future undiscounted payments associated with lease liabilities as of August 31, 2024:

	Operating	Finance
	leases	leases
2025	$4,775	$3,299
2026	6,089	4,398
2027	5,439	4,398
2028	4,540	4,398
Thereafter	6,139	78,781
Total minimum lease payments	$26,982	$95,274
Imputed interest	(5,538)	(50,421)
Obligations recognized	$21,444	$44,853

Note 5. Intangible Assets

Intangible assets consisted of the following items:

	August 31,	May 31,
	2024	2024
Customer relationships & distribution channel	$609,728	$603,939
Licenses, permits & applications	371,507	368,057
Non-compete agreements	12,441	12,403
Intellectual property, trademarks, knowhow & brands	616,721	608,672
	1,610,397	$1,593,071
Less: accumulated amortization	(285,785)	(261,758)
Less: impairments	(415,844)	(415,844)
Total	$908,768	$915,469

Included in Licenses, permits & applications was $185,636 of indefinite-lived intangible assets as of August 31, 2024, compared to $182,851 as of May 31, 2024.

Expected future amortization expense for intangible assets as of  August 31, 2024 is as follows:

Amortization
2025 (remaining nine months)	$55,822
2026	74,430
2027	74,430
2028	74,430
2029	74,430
Thereafter	369,590
Total	$723,132

Note 6. Goodwill

The following table shows the carrying amount of goodwill by reporting units:

	August 31,	May 31,
Reporting Unit	2024	2024
Cannabis	$2,640,669	$2,640,669
Distribution	4,458	4,458
Beverage alcohol	120,802	120,802
Wellness	77,470	77,470
Effect of foreign exchange	8,746	7,916
Impairments	(842,431)	(842,431)
Total	$2,009,714	$2,008,884

Note 7. Business acquisitions

Acquisition of Craft Beverage Business Portfolio

On   September 29, 2023, Tilray acquired a portfolio of craft brands, assets and businesses comprising eight beer and beverage brands from Anheuser-Busch Companies, LLC, ("AB") including breweries and brewpubs associated with them (the “Craft Acquisition”). The acquired businesses/brands include Shock Top, Breckenridge Brewery, Blue Point Brewing Company, 10 Barrel Brewing Company, Redhook Brewery, Widmer Brothers Brewing, Square Mile Cider Company, and HiBall Energy. The Company paid a total purchase price equivalent of $83,658 in cash, net of a working capital adjustment at closing of $1,342.

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

In the event that the Craft Acquisition had occurred on June 1, 2022, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil and $41,000 for the three months ended August 31, 2024 and 2023, respectively, and its consolidated net loss and comprehensive net income would have increased by approximately $nil and $3,000 for the three months ended August 31, 2024 and 2023, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition.

Note 8. Convertible notes receivable

Convertible notes receivable is comprised of the following:

	August 31,	May 31,
	2024	2024
MedMen Convertible Note	32,000	32,000
Deduct - current portion	—	—
Total convertible notes receivable, non current portion	$32,000	$32,000

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

During the year ended  May 31, 2024, the Company recognized an other-than-temporary change in fair value, which resulted in a non-cash expense of $42,681. The MedMen Convertible Note was valued based upon the fair value of the collateral assets net of disposal costs and has been reduced to reflect recent events, including the appointment of a chief restructuring officer on   January 23, 2024 to facilitate MedMen’s anticipated recapitalization and restructuring of operations, filing for insolvency protection in Canada and in California and pending asset sales.  There are no additional changes in fair value for the three months ended August 31, 2024.

The Company did not derive any revenue or cash from MedMen's operations, and fully complies with all limitations imposed by applicable U.S. law and regulations in connection with its ownership of the MedMen Convertible Note. In addition, since the fiscal year ended May 31, 2024, the Company has not recognized any interest income on the MedMen Convertible Note, nor did the Company recognize any interest income for the three months ended August 31, 2024, which would have increased its value.

Note 9. Long term investments

Long term investments consisted of the following:

	August 31,	May 31,
	2024	2024
Equity investments measured at fair value	$2,353	$2,359
Equity investments under measurement alternative	5,500	5,500
Total	$7,853	$7,859

Note 10. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of August 31, 2024, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit in the amounts of €7,000 and €500. These lines bear interest at Euro Short-Term Rate ("ESTR") plus 2.50% and Euro Interbank Offered Rate ("EURIBOR") plus 4.00%, respectively. As of August 31, 2024, a total of €7,395 ($8,134) was drawn down from the total available credit of €7,500. The operating line of credit for €7,000 is secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn facility and underlying real property. The operating line of credit for €500 is unsecured.

American Beverage Crafts Group Inc. ("ABC Group"), a subsidiary of the Company, has a revolving credit facility of $30,000, which bears interest at SOFR plus an applicable margin. As of August 31, 2024, the Company has drawn down $10,000 on the revolving line of credit. The revolving credit facility is secured by ABC Group's assets and includes a corporate guarantee by a subsidiary of the Company.

Note 11. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	August 31,	May 31,
	2024	2024
Trade payables	$101,868	$105,392
Accrued liabilities	90,899	92,424
Litigation accrual	24,413	24,378
Accrued payroll and employment related taxes	10,279	6,154
Income taxes payable	973	4,092
Accrued interest	3,359	4,217
Sales taxes payable	4,355	5,300
Total	$236,146	$241,957

Note 12. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	August 31,	May 31,
	2024	2024
Credit facility - C$66,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2025	$38,480	$39,420
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	10,154	10,212
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	12,406	12,422
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	245	263
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	2,111	2,089
Term loan ‐ €1,500 ‐ at 2.00%, 5‐year term, repayable in quarterly installments of €94 plus interest, due in April 2025	320	417
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	3,030	3,151
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 including interest, due in October 2030	19,969	20,066
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $1,750 due in June 2028	85,500	86,626
Carrying amount of long-term debt	172,215	174,666
Unamortized financing fees	(875)	(808)
Net carrying amount	171,340	173,858
Less principal portion included in current liabilities	(16,072)	(15,506)
Total noncurrent portion of long-term debt	$155,268	$158,352

Note 13. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	August 31,	May 31,
	2024	2024
5.20% Convertible Notes ("TLRY 27")	$132,650	$129,583
5.25% Convertible Notes ("APHA 24")	—	330
Total	132,650	129,913
Deduct - current portion	—	330
Total convertible debentures payable, non current portion	$132,650	$129,583

TLRY 27 Notes

	August 31,	May 31,
	2024	2024
5.20% Contractual debenture	$172,500	$172,500
Unamortized discount	(39,850)	(42,917)
Net carrying amount	$132,650	$129,583

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

The TLRY 27 Notes will be redeemable, in whole and not in part, at Tilray’s option at any time on or after   June 20, 2025 at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price of Tilray’s common stock exceeds 130% of the conversion price for a specified period of time. If certain corporate events that constitute a fundamental change occur, then, subject to a limited exception, noteholders  may require Tilray to repurchase their TLRY 27 Notes for cash. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In connection with the Company’s offering of the TLRY 27 Notes, the Company entered into a share lending agreement with an affiliate of Jefferies LLC (the “Share Borrower”), pursuant to which it lent to the Share Borrower 38,500,000 shares of the Company’s common stock (the "Borrowed Shares"). The Borrowed Shares were newly-issued shares, will be held as treasury shares until the expiration or early termination of the share lending agreement and may be used by purchasers of the TLRY 27 Notes to sell up to 38,500,000 shares of the Company’s common stock. The fair value of the share lending agreement has been recorded as part of the unamortized discount on the debenture. The Company expects that the selling stockholders will use their position created by such sales to establish their initial hedge with respect to their investments in the TLRY 27 Notes. The Company did not receive any proceeds from the sale of the Borrowed Shares. See Note 27 (Subsequent Events), which discloses the repurchase of $7,500 of TLRY 27 Notes in an exchange transaction.

During the three months ended August 31, 2024, the Company recognized interest expense and accretion of amortized discount of $2,243 and $3,067 respectively. During the three months ended August 31, 2023, the Company recognized interest expense and accretion of amortized discount of $2,243 and $2,795 respectively.

APHA 24 Notes

	August 31,	May 31,
	2024	2024
5.25% Contractual debenture	$—	$350,000
Debt settlement	—	(349,670)
Fair value adjustment	—	—
Net carrying amount	$—	$330

The APHA 24 convertible debentures, were entered into in April 2019, in the principal amount of $350,000, bore interest at a rate of 5.25% per annum, and were payable semi-annually in arrears on June 1 and December 1 of each year, and matured on June 1, 2024 (the "APHA 24 Notes"). On June 1, 2024, the Company repaid the remaining principal of the APHA 24 Notes in cash upon maturity.

Note 14. Warrant liability

As of August 31, 2024 and May 31, 2024, there were 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring September 17, 2025. Each warrant is exercisable for one common share of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the nine months ended August 31, 2024, the Company issued shares which triggered the anti-dilution price protection feature lowering the exercise price to $1.61. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

The Company estimated the fair value of warrants outstanding as of  August 31, 2024 at $0.412 per warrant using the Black Scholes pricing model (Level 3) with the following assumptions: Risk-free interest rate of 3.23%, expected volatility of 50%, expected term of 1.05 years, strike price of $1.61 and fair value of common stock of $1.71.

Expected volatility is based on both historical and implied volatility of the Company’s common stock.

Note 15. Stockholders' equity

Issued and outstanding

As of   August 31, 2024, the Company had 1,198,000,000 common shares and 10,000,000 preferred shares authorized to be issued, with 875,444,828 common shares and nil preferred shares issued and outstanding. Historically, the Company has issued shares of its common stock as consideration for business acquisitions, settlement of convertible notes, settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the three months ended August 31, 2024, the Company issued the following common shares:

a)

36,693,307 shares under its At-the-Market (“ATM”) program generating gross proceeds of $68,279. The Company paid $1,807 in commissions and other fees associated with these issuances, with net proceeds of $66,472.

b)	6,826,148 shares in connection with the exercise of previously awarded stock-based compensation awards.

During the three months ended August 31, 2024 the Company granted 13,054,906 time-based RSUs, and $nil performance-based RSUs. During the three months ended August 31, 2023 the Company granted 11,559,549 time-based RSUs and 7,566,146 performance based RSUs. The 7,566,146 performance based RSUs issued contain certain performance conditions that will not be set until a future date and, therefore, the grant date has not been met for accounting purposes. The Company's total stock-based compensation expense recognized for the three months ended August 31, 2024 and August 31, 2023 are as follows:

	For the three months ended
	August 31,	August 31,
	2024	2023
RSUs	6,917	8,257
Total	$6,917	$8,257

Note 16. Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss includes the following components:

	Foreign
	currency
	translation
	gain (loss)	Total
Balance May 31, 2023	$(46,610)	$(46,610)
Other comprehensive loss	3,049	3,049
Balance August 31, 2023	$(43,561)	$(43,561)

Balance May 31, 2024	$(43,499)	$(43,499)
Other comprehensive loss	3,622	3,622
Balance August 31, 2024	$(39,877)	$(39,877)

Note 17. Non-controlling interests

The following tables summarize the information relating to the following subsidiaries of the Company in which there is non-controlling interest; SH Acquisition (68%), CC Pharma Nordic ApS (75%), Aphria Diamond (51%), and ColCanna S.A.S. (90%) before intercompany eliminations.

Summary of balance sheet information of the entities in which there is a non-controlling interest as of August 31, 2024:

	SH	CC Pharma	Aphria	ColCanna	August 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Current assets	$—	$14	$108,030	$11	$108,055
Non-current assets	32,000	—	123,694	3,355	159,049
Current liabilities	—	(17)	(133,014)	(6,993)	(140,024)
Non-current liabilities	—	—	(23,359)	(1,451)	(24,810)
Net assets	$32,000	$(3)	$75,351	$(5,078)	$102,270

Summary of balance sheet information of the entities in which there is a non-controlling interest as of May 31, 2024:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Current assets	$—	$12	$95,720	$3	$95,735
Non-current assets	32,000	—	124,675	3,637	160,312
Current liabilities	—	(9)	(130,945)	(6,913)	(137,867)
Non-current liabilities	—	—	(24,482)	(1,452)	(25,934)
Net assets	$32,000	$3	$64,968	$(4,725)	$92,246

Summary of income statement information of the entities in which there is a non-controlling interest for the three months ended August 31, 2024:

	SH	CC Pharma	Aphria	ColCanna	August 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Revenue	$—	$—	$18,558	$—	$18,558
Total expenses	—	5	9,216	630	9,851
Net (loss) income	—	(5)	9,342	(630)	8,707
Other comprehensive (loss) income	—	(1)	1,041	277	1,317
Net comprehensive (loss) income	$—	$(6)	$10,383	$(353)	$10,024
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	—	(2)	5,088	(35)	5,051
Net comprehensive (loss) income attributable to NCI	$—	$(2)	$5,088	$(35)	$5,051

Summary of income statement information of the entities in which there is a non-controlling interest for the three months ended August 31, 2023:

	SH	CC Pharma	Aphria	ColCanna	August 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Revenue	$—	$—	$39,230	$—	$39,230
Total expenses	—	35	15,636	216	15,887
Net (loss) income	—	(35)	23,594	(216)	23,343
Other comprehensive (loss) income	—	(20)	533	(345)	168
Net comprehensive (loss) income	$—	$(55)	$24,127	$(561)	$23,511
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	—	(14)	11,822	(56)	11,752
Additional income attributable to NCI	—	—	4,070	—	4,070
Net comprehensive (loss) income attributable to NCI	$—	$(14)	$15,892	$(56)	$15,822

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

The Company reported income tax expense of $886 for the three months ended August 31, 2024, and income tax expense of $7,264 for the three months ended August 31, 2023. The income tax benefit in the current period varies from the US statutory income tax rate and prior period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 19. Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt, refer to Note 12 (Long-term debt), convertible notes, refer to Note 13 (Convertible debentures payable), material purchase commitments and construction commitments as follows:

	Total	2025	2026	2027	2028	Thereafter
Long-term debt repayment	$172,215	$16,072	$42,563	$12,604	$66,762	$34,214
Convertible debentures payable	172,500	—	—	172,500	—	—
Material purchase obligations	67,142	39,615	27,527	—	—
Construction commitments	431	431	—	—	—	—
Total	$412,288	$56,118	$70,090	$185,104	$66,762	$34,214

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

There have been no material changes from the legal proceedings since our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, except with respect to the legal proceeding disclosed below that was dismissed with prejudice on September 30, 2024:

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

On September 30, 2024, the U.S. District Court entered an Opinion & Order granting the Defendants’ motion to dismiss the Third Amended Complaint in the Kasilingam litigation with prejudice.

In the Matter of an Arbitration Between: K. Dickson v. Tilray, Inc.

In 2021, Ms. Dickson, the former President of Manitoba Harvest, a wholly-owned subsidiary of Tilray, commenced an arbitration in Minneapolis, Minnesota against Tilray, alleging that Tilray materially breached her Employment Agreement with Tilray and asserted certain Washington statutory wage claims.

On March 17, 2023, the arbitrator awarded Dickson $3,734 in damages, plus amounts for pre-judgment, and double damages under a Washington state wage payment statute (the “Arbitration Award”). Tilray’s counterclaim was denied by the Arbitrator. On May 23, 2023, the arbitrator issued a supplemental award which provided that Dickson was entitled to recover attorney fees and costs from Tilray in connection with the arbitration.  On February 27, 2024, the U.S. District Court for the Western District of Washington dismissed as moot Tilray’s petition to vacate, modify or correct the Arbitration Award, granting Dickson’s responding motion to dismiss on the basis that the U.S. District Court for the Western District of Washington lacked personal jurisdiction over Dickson. On March 15, 2024, Tilray filed its notice of appeal of the decision of the U.S. District Court for the Western District of Washington to the U.S. Court of Appeals for the Ninth Circuit. On August 8, 2024, the District Court in Minnesota confirmed the Arbitration Award. A judgment on the Award was entered by the Court on August 12, 2024, and, following a motion to correct the judgment, became final on September 27, 2024. Tilray filed a notice of appeal to the U.S. Court of Appeals for the Eighth Circuit, which appeal is still pending. The parties are finalizing a settlement of this matter, pursuant to which Tilray intends to pay the amount of the Arbitration Award in satisfaction of the related judgment.

Summary of litigation accruals

As described in Note 11 (Accounts payable and accrued liabilities), the total litigation expense accrual included in accrued liabilities as of  August 31, 2024 was equal to $24,413. This accrual is intended to cover various ongoing litigation matters that are currently probable and estimable. For the period ended May 31, 2024, the total litigation expense accrual included in accrued liabilities was $24,378.

Note 20. Net revenue

The Company reports net revenue in four reporting segments: beverage alcohol, cannabis, distribution, and wellness.

Net revenue is comprised of:

	For the three months ended
	August 31,	August 31,
	2024	2023
Beverage alcohol revenue	$59,163	$25,339
Beverage alcohol excise taxes	(3,191)	(1,177)
Net beverage alcohol revenue	55,972	24,162
Cannabis revenue	81,194	96,884
Cannabis excise taxes	(19,945)	(26,551)
Net cannabis revenue	61,249	70,333
Distribution revenue	68,071	69,157
Wellness revenue	14,752	13,297
Total	$200,044	$176,949

Note 21. Cost of goods sold

Cost of goods sold is comprised of:

	For the three months ended
	August 31,	August 31,
	2024	2023
Beverage alcohol costs	$33,050	$11,266
Cannabis costs	37,054	50,517
Distribution costs	60,138	61,468
Wellness costs	10,096	9,502
Total	$140,338	$132,753

Note 22. General and administrative expenses

General and administrative expenses are comprised of:

	For the three months ended
	August 31,	August 31,
	2024	2023
Salaries and wages	$21,567	$16,775
Office and general	9,260	8,168
Stock-based compensation	6,917	8,257
Insurance	2,455	3,849
Professional fees	1,178	1,499
(Gain) loss on sale of capital assets	(26)	3
Travel and accommodation	1,493	1,107
Rent	1,269	858
Total	$44,113	$40,516

Note 23. Restructuring charges

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred restructuring and exit costs associated with the integration efforts of these non-recurring transactions. The Company recognized $4,247 of restructuring charges for the three months ended August 31, 2024 compared to $915 for the prior year period. All restructuring plans are approved at the executive level and their associated expenses are recognized in the period in which the plan has been committed to. All amounts incurred as of  August 31, 2024, have been paid.

Within the Cannabis segment, our restructuring costs predominantly related to the HEXO acquisition, which are expected to be completed within 24 months from the original acquisition date in June 2023. In the three months ended August 31, 2024, we recognized $2,582 of employee termination benefits and costs related to the conversion from cannabis to produce at HEXO's Quebec cultivation facility (which is currently held for sale), the optimization of our Redecan facilities, and $255 of restructuring charges related to the remaining costs of exiting the Truss facility following its sale to a third party in the previous fiscal year ended May 31, 2024. Additionally, the Company recognized $82 of cost associated winding down the Fort Collins warehouse currently held for sale.

Within the Distribution segment, the Company recognized $121 of restructuring charges for its Argentinean pharmacy business.

Within the beverage alcohol segment, the Company recognized $123 of employee termination benefits through the integration of the Craft acquisition.

Lastly, for the three months ended August 31, 2024, the Company recognized $1,084 of cost associated with the investment held in Superhero (SH) as a result of MedMen’s ongoing restructuring and/or liquidation undertakings.

Note 24. Non-operating income (expense), net

Non-operating income (expense), net is comprised of:

	For the three months ended
	August 31,	August 31,
	2024	2023
Change in fair value of convertible debenture payable	$—	$(2,147)
Change in fair value of warrant liability	696	(8,198)
Foreign exchange gain (loss)	11,881	6,267
Loss on long-term investments	(39)	(109)
Other non-operating (losses) gains, net	108	(215)
Total	$12,646	$(4,402)

Note 25. Fair value measurements

Financial instruments

The Company has classified its financial instruments as described in Note 3 (Significant accounting policies) in our Annual Financial Statements.

The carrying values of marketable securities, accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

On  August 31, 2024 and  May 31, 2024 the Company had long-term debt of $3,350 and $3,568, respectively, and the principal portion of convertible debentures payable of $172,500 and $172,830, respectively, subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2024 and  May 31, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				August 31,
	Level 1	Level 2	Level 3	2024
Financial assets
Cash and cash equivalents	$205,186	$—	$—	$205,186
Marketable securities	74,869	—	—	74,869
Convertible notes receivable	—	—	32,000	32,000
Equity investments measured at fair value	891	1,462	5,500	7,853
Financial liabilities
Warrant liability	—	—	(2,557)	(2,557)
Contingent consideration	—	—	(15,000)	(15,000)
APHA 24 Convertible debenture	—	—	—	—
Total recurring fair value measurements	$280,946	$1,462	$19,943	$302,351

				May 31,
	Level 1	Level 2	Level 3	2024
Financial assets
Cash and cash equivalents	$228,340	$—	$—	$228,340
Marketable Securities	32,182	—	—	32,182
Convertible notes receivable	—	—	32,000	32,000
Equity investments measured at fair value	919	1,440	5,500	7,859
Financial liabilities
Warrant liability	—	—	(3,253)	(3,253)
Contingent consideration	—	—	(15,000)	(15,000)
APHA 24 Convertible debenture	—	—	(330)	(330)
Total recurring fair value measurements	$261,441	$1,440	$18,917	$281,798

The Company’s financial assets and liabilities required to be measured on a recurring basis are its convertible notes receivable, equity investments measured at fair value, convertible debentures measured at fair value, acquisition-related contingent consideration, and warrant liability.

Convertible notes receivable and long-term investments are recorded at fair value. The estimated fair value is determined using, among others, the Black Scholes option pricing model, probability of legalization and is classified as Level 3.

Convertible debentures payable are recorded at fair value when elected or required under US GAAP. Specifically, the APHA 24 instrument's estimated fair value was determined using the Black-Scholes option pricing model and was classified as Level 3.

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

A portion of the consideration to be paid in connection the Company’s acquisition of Montauk Brewing is contingent upon the achievement of certain financial measures as of December 2025, and if achieved, such contingent consideration is payable in cash. The contingent consideration amount was estimated by applying a probability of achievement of 100% on the $15,000 sales earn-out component and 0% on the remaining criterion, which is not expected to be achieved. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3.

During the three months ended August 31, 2024, a decrease in fair value of $nil was recognized compared to a decrease of fair value of $11,107 in the period ended August 31, 2023 for the contingent consideration from the SweetWater acquisition as a result of not achieving the incentive targets.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

					APHA 24
	Convertible	Equity	Warrant	Contingent	Convertible
	notes receivable	Investments	Liability	Consideration	Debt
Balance, May 31, 2024	$32,000	$5,500	$(3,253)	$(15,000)	$(330)
Additions/(Repayments)	—	—	—	—	330
Redemption	—	—	—	—	—
Unrealized gain (loss) on fair value	—	—	696	—	—
Impairments	—	—	—	—	—
Balance, August 31, 2024	$32,000	$5,500	$(2,557)	$(15,000)	$—

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in the consolidated statements of loss and comprehensive loss using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
Warrant liability	Black-Scholes	Volatility,	50%
		expected life (in years)	1.0
Contingent consideration	Discounted cash flows	Discount rate,	11%
		Probability of achievement	100% and 0%

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

Note 26. Segment reporting

Information reported to the Chief Operating Decision Maker (“CODM”) for the purpose of resource allocation and assessment of segment performance focuses on the nature of the operations. The Company operates in four reportable segments: (1) beverage alcohol operations, which encompasses the production, marketing and sale of beverage and beverage alcohol products, (2) cannabis operations, which encompasses the cultivation, production, distribution, sale, co-manufacturing and advisory services of both medical and adult-use cannabis, (3) distribution operations, which encompasses the purchase and resale/distribution of pharmaceuticals products to wholesale and pharmacy customers, and (4) wellness products, which encompasses hemp foods and hemp-based cannabidiol (“CBD”) consumer products. This structure is in line with how our Chief Operating Decision Maker (“CODM”) assesses our performance and allocates resources.

Operating segments have not been aggregated and no asset information is provided for the segments because the Company’s CODM does not receive asset information by segment on a regular basis.

Segment gross profit from external customers:

	For the three months ended
	August 31,	August 31,
	2024	2023
Beverage alcohol
Net beverage alcohol revenue	$55,972	$24,162
Beverage alcohol costs	33,050	11,266
Beverage alcohol gross profit	22,922	12,896
Cannabis
Net cannabis revenue	61,249	70,333
Cannabis costs	37,054	50,517
Cannabis gross profit	24,195	19,816
Distribution
Distribution revenue	68,071	69,157
Distribution costs	60,138	61,468
Distribution gross profit	7,933	7,689
Wellness
Wellness revenue	14,752	13,297
Wellness costs	10,096	9,502
Wellness gross profit	$4,656	$3,795

Channels of Cannabis revenue were as follows:

	For the three months ended
	August 31,	August 31,
	2024	2023
Revenue from Canadian medical cannabis	$6,261	$6,142
Revenue from Canadian adult-use cannabis	57,235	71,195
Revenue from wholesale cannabis	5,507	5,295
Revenue from international cannabis	12,191	14,252
Less excise taxes	(19,945)	(26,551)
Total	$61,249	$70,333

Included in revenue from Canadian adult-use cannabis is $nil advisory services revenue for the three months ended August 31, 2024 from the previous HEXO commercial transaction agreements in place prior to its acquisition, compared to $1,500 in the prior period.

Geographic net revenue:

	For the three months ended
	August 31,	August 31,
	2024	2023
USA	$63,880	$31,489
Canada	55,905	62,032
EMEA	77,672	79,704
Rest of World	2,587	3,724
Total	$200,044	$176,949

Geographic capital assets:

	August 31,	May 31,
	2024	2024
USA	$140,900	$141,314
Canada	312,432	313,359
EMEA	98,433	99,921
Rest of World	3,371	3,653
Total	$555,136	$558,247

Major customers are defined as customers that are materially significant to the Company’s annual revenues. For the three months ended August 31, 2024 and 2023, there were no major customers representing a material contribution to our quarterly revenues.

Note 27. Subsequent Events

Effective September 1, 2024, the Company acquired four craft beer brands and breweries from Molson Coors Beverage Company ("Molson") including Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing for a total purchase consideration of $23,079. This purchase price amount is subject to certain customary post-closing working capital adjustments.

As part of the Company's ATM Program, from September 1, 2024 to September 10, 2024, the Company issued an additional 10,132,247 shares generating gross proceeds of $17,059. The Company paid $341 in commissions and other fees associated with these issuances generating net proceeds of $16,718.

On  September 12, 2024, the Company repurchased $7,500 of its TLRY 27 Notes for cancellation by issuing 4,484,240 shares and paying $102 of cash to settle accrued interest. After cancellation, the outstanding principal balance of the TLRY 27 Notes was $165,000.

On September 17, 2024, the Company entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”), pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $23,792 (the “Note”) payable by Aphria Diamond Inc. (“Aphria Diamond”). DDH is a joint venturer with Aphria Inc., Tilray’s direct and wholly-owned subsidiary, in Aphria Diamond. As consideration for the Note, Tilray issued 13,217,588 shares of its common stock, par value $0.0001 per share (the “Consideration Shares”), to DDH.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Interim Consolidated Financial Statements and the related Notes thereto for the period ended August 31, 2024 contained in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, as well as  in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 and in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Our overall strategy is to leverage our brands, infrastructure, expertise and capabilities to drive revenue growth in the industries in which we compete, achieve industry-leading, profitability and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in data analytics and consumer insights, drive category management leadership and assess opportunities for the introduction of new categories, products and entries into new geographies. In addition, we are relentlessly focused on managing our cost structure and expenses in order to maintain our strong financial position. Finally, our experienced leadership team provides a strong foundation to accelerate our growth. Our management team is complemented by experienced operators, cannabis industry experts, veteran beer and beverage industry leaders and leaders that are well-established in wellness foods, all of whom apply an innovative and consumer-centric approach to our businesses.

Trends and Other Factors Affecting Our Business

Beverage alcohol market trends:

The U.S. beverage alcohol category is approximately a $180 billion category per AKI Technologies encompassing beer, wine, and spirits and continues to maintain annual growth of 2% amid shifting consumer trends, especially within the craft industry. Several key trends we expect to shape the near-term outlook in this segment, which primarily are in two main categories: beer and spirits:

-

Beverage Alcohol Distribution. In furtherance of our strategic vision, we have reevaluated and initiated a refined craft beer strategy focused on enhancing our relevance within home markets on mission critical items. Through targeted efforts, we've bolstered our distribution footprint, gaining critical distribution on priority product offerings including, but not limited to, SweetWater 420, Montauk Wave Chaser and Seasonals, Shock Top Seasonals, and Ten Barrel Pub Beer, and Redhook Big Ballard IPA. This expansion has notably increased product availability, enabling us to effectively engage with a broader yet more targeted consumer base and drive sales growth.

-

Market share. Despite continued challenges in the industry marked by a (4.7%) decline in the US Craft beer industry in our first quarter according to Circana, the Company’s beer category has showcased resilience in our home markets. While our national performance aligned closely with that of the industry, our emphasis on regional market penetration yielded promising results. Notably, our brands demonstrated strong performance in their respective regional strongholds, showcasing market share gains with Redhook product gains across the Pacific Northwest, Ten Barrel products gaining on the West Coast, SweetWater 420 gaining share in Florida, and Montauk Wave Chaser IPA continuing to gain share in New York.

-

Innovation. Recognizing the evolving consumer landscape and the burgeoning demand for alternative beverage options, we have prioritized innovation and portfolio diversification. Our recent endeavors include expanding into Non-Alcoholic beverages, water through our Liquid Love brand, flavored malt beverages, and Energy drinks. These strategic innovations underscore our commitment to offering high-quality options across diverse beverage categories, positioning us for sustained growth and differentiation in the competitive beverage alcohol segment.

-

Brew Pubs. Following our recent Craft Acquisition on September 29, 2023, we operate 20 brew pubs including our Breckenridge Distillery restaurant in geographic regions across the U.S. that are in close proximity to the production of our craft brands.  An important part of our strategic plan for our beverage alcohol operations centers on Brew Pubs to promote and showcase the distinct, regional positioning of our craft beer brands and enhance brand recognition to help drive revenue growth. We believe that our brew pub strategy allows us to curate unique small batch product offerings in targeted test markets to help drive effective product innovation.

In the spirits category, Breckenridge Distillery stands out as a beacon within the bourbon industry, making notable strides in vodka and gin markets while offering a comprehensive hospitality experience through its world-class restaurant and retail location. Our primary growth objective centers on expanding market share across the United States. To fuel future expansion, we prioritize showcasing our exceptional product quality and introducing innovative new offerings. Recent accolades, including Double Gold awards at prestigious competitions such as Port Cask Finish being named World’s best finished Bourbon at the 2024 World Whiskies Awards and strategic product placements, we believe underscore our brand's growing recognition and appeal. Despite prevailing challenges within the overall spirits market, our focus on whiskey—a resilient segment— we believe positions us for continued growth fueled by innovative product introductions and expanded market presence.

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve given how nascent the industry is with federal legalization of adult-use cannabis occurring just over five years ago. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the Canadian cannabis industry:

-

Market share. Tilray continues to maintain its market leadership position in Canada. However, during the quarter, we experienced a marginal dip in market share in Canada from 10.4% to 9.8% from the immediately preceding quarter, as reported by Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate. The current period decrease in market share reflects our efforts to preserve margin despite continued price compression that our competitors are perpetuating.

-

Price compression. Historical price compression is expected to persist in the market, intensified by fierce competition among the approximately 1,000 Licensed Producers in Canada. The fixed impact of excise per gram, notwithstanding the decline in average selling prices, further compounds these challenges, prompting ongoing industry lobbying efforts.

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

International cannabis market updates:

The cannabis industry in Europe is in its early stages of development whereby countries within Europe are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Czech Republic), some are engaging in an experiment for adult-use (Germany, Netherlands and Switzerland) and some are debating regulations for cannabinoid-based medicine (France and Spain). In Europe, we believe that, despite continuing recessionary economic conditions and the Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. This is evidenced by the recently adopted cannabis regulations in Germany, which we believe will serve as a catalyst for continued changes in drug policy throughout Europe. We also continue to believe that Tilray remains uniquely positioned to maintain and gain significant market share in these markets with our vertically-integrated infrastructure and well-placed investments, which is comprised of two EU-GMP cultivation facilities within Europe located in Portugal and Germany, our distribution network and our demonstrated commitment and expertise related to the availability, quality and safety of our cannabinoid-based medical products.

The following is a summary of the state of cannabis legalization within Europe:

Germany. Today, Germany remains the largest medical cannabis market in Europe.

Subsequent to the end of our third quarter, the Cannabis Act, consisting of two parts, the CanG and MedCanG, passed both chambers of the German parliament, was signed into law by the Office of the Federal President and decriminalization and MedCanG portions of the Cannabis Act became effective on April 1, 2024. The licensing process for the cannabis social clubs commenced on July 1, 2024 and is expected to provide first legal supply of adult-use cannabis outside of home-growing between November and January 2025. As of October 1, 2024, 16 licenses were issued out of 315 applications.

The MedCanG provides for several important medical cannabis reforms including the abolishment of the tender for domestic production, which has been replaced with a regular licensing scheme under the authority of the Federal Institute for Drugs and Medical Devices (the “BfArM”) as well as for the reclassification of medical cannabis from a narcotic to non-narcotic, with Tilray receiving the first one. Three licenses for domestic cultivation have been issued, of which Tilray holds one. The foreseen enhanced accessibility to medical cannabis due to non-narcotic prescriptions has had the desired effect. The prescription numbers have risen since April 1, 2024.

Due to the short remainder of the legislative term until September 2025, we expect a regulatory solution for the framework of the Pillar Two Regulations (“model projects”) via two administrative ordinances. One – of which the draft version is known – is to be transferred from the Ministry of Health into the Ministry of Food and Agriculture. A second one will likely define the framework of the model projects. Both are expected after the parliamentary approval of the federal budget in late November 2024.

We continue to believe that Tilray is well-positioned in Germany, especially considering the enactment of MedCanG and given that we are one of only three manufacturers of medical cannabis in Germany as our wholly owned subsidiary, Aphria RX, was awarded the first license for the cultivation of medical cannabis in Germany by the BfArM under the liberalized regime. Said license will improve our ability to meet the needs of patients and provide cannabis of the utmost quality and enhanced availability to a broader market.

Switzerland. In October 2021, Switzerland announced its intention to legalize cannabis by allowing production, cultivation, trade, and consumption, and in the meantime, it is commencing pilot projects in various cities, which permits selected participants to purchase cannabis for adult-use in various pharmacies in order to conduct studies on the cannabis market and its impact on Swiss society. It is the first trial for the legal distribution of adult-use cannabis containing THC in Europe. Switzerland is currently running trials in the cities of Lausanne, Zürich, Liestal, Allschwil, Bern, Bienne, and Lucerne, along with the cantons of Basel-Stadt and Geneva. A new pilot study in the district of canton Zürich has commenced, making it four model projects in total.

Spain. In February 2024, Spain’s Ministry of Health announced that it had started the process to develop a Royal Decree with which it plans to approve the regulation of medical cannabis. In addition, it launched a public consultation on its proposals for a medical cannabis framework in the country and provided organizations and individual with the opportunity to submit their comments. This process is ongoing.

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

Ukraine. In February 2024, President Zelensky signed the legislation permitting the prescription of cannabis-based medicines for conditions including pain, cancer and PTSD. The distribution of cannabis for recreational purposes is still prohibited, and the government will strictly control the sale and distribution of medical cannabis. Only patients with a prescription from a doctor are able to buy the drug legally, mainly related to the indication of PTSD.

Wellness market trends:

Manitoba Harvest’s US branded business grew 5.2% in Multi-Outlet consumption during the three months ended August 31, 2024 from the prior year period, further establishing its leading market share position with the brand’s top five customers all seeing growth. The Company continues to focus on value-added innovation within the wellness space with the acquisition of The Humble Seed, a seed-forward cracker company with snacking distribution in key US retailers, along with the launch of two new flavors of BioActive Fiber within the current quarter.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in the long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration and restructuring costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the three months ended August 31, 2024, we incurred $1.2 million of transaction expenses, discussed further below.

Effective September 1, 2024, Tilray acquired a portfolio of four craft brands and breweries comprised of Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing from Molson, see Note 27 (Subsequent Events). We expect that this recent acquisition furthers the execution of our beverage strategy and will have positive impacts on our beverage segment leading to increased revenues and whitespace penetration.

Political and Economic Environment

Our results of operations may be affected by economic, political, legislative, regulatory, legal actions, the global volatility and general market disruption resulting from geopolitical tensions, such as Russia's incursion into Ukraine and the ongoing events in the Middle East. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, and government fiscal policies, and the recent banking credit crises can have a significant effect on operations. Accordingly, we could be affected by civil, criminal, environmental, regulatory or administrative actions, claims or proceedings.

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023
Net revenue	$200,044	$176,949	$23,095	13%
Cost of goods sold	140,338	132,753	7,585	6%
Gross profit	59,706	44,196	15,510	35%
Operating expenses:
General and administrative	44,113	40,516	3,597	9%
Selling	11,690	6,859	4,831	70%
Amortization	21,804	22,225	(421)	(2)%
Marketing and promotion	11,566	8,535	3,031	36%
Research and development	105	79	26	33%
Change in fair value of contingent consideration	—	(11,107)	11,107	(100)%
Litigation costs, net of recoveries	1,595	2,034	(439)	(22)%
Restructuring costs	4,247	915	3,332	364%
Transaction costs (income), net	1,156	8,502	(7,346)	(86)%
Total operating expenses	96,276	78,558	17,718	23%
Operating loss	(36,570)	(34,362)	(2,208)	6%
Interest expense, net	(9,842)	(9,835)	(7)	0%
Non-operating (expense) income, net	12,646	(4,402)	17,048	(387)%
Loss before income taxes	(33,766)	(48,599)	14,833	(31)%
Income tax expense, net	886	7,264	(6,378)	(88)%
Net loss	$(34,652)	$(55,863)	$21,211	(38)%

Use of Non-GAAP Measures

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including reference to:

●	adjusted gross profit (excluding purchase price accounting (“PPA”) fair value step up) for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness) as applicable,

●	adjusted gross margin (excluding PPA fair value step up) for each reporting segment (Cannabis, Beverage alcohol, Distribution and Wellness) as applicable,

●	adjusted EBITDA,

●	cash and marketable securities, and

●	constant currency presentation of net revenue.

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

	For the three months ended
	August 31,	August 31,
(in thousands of U.S. dollars)	2024	2023
Net beverage alcohol revenue	$55,972	$24,162
Net cannabis revenue	61,249	70,333
Distribution revenue	68,071	69,157
Wellness revenue	14,752	13,297
Beverage alcohol costs	33,050	11,266
Cannabis costs	37,054	50,517
Distribution costs	60,138	61,468
Wellness costs	10,096	9,502
Adjusted gross profit (excluding PPA step-up) (1)	59,881	49,302
Beverage alcohol adjusted gross margin (excluding PPA step-up) (1)	41%	56%
Cannabis adjusted gross margin (excluding PPA step-up) (1)	40%	35%
Distribution gross margin	12%	11%
Wellness gross margin	32%	29%
Adjusted EBITDA (1)	$9,334	$10,734
Cash and marketable securities (1) as at the period ended:	280,055	466,465
Working capital as at the period ended:	$432,334	$291,981

(1) Adjusted EBITDA, adjusted gross profit (excluding PPA step-up) and adjusted gross margin (excluding PPA step-up) for each of our segments, and cash and marketable securities are non-GAAP financial measures. See “Use of Non-GAAP Measures” above for a discussion of these Non-GAAP measures and “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure and the discussion above captioned “Cash and Marketable Securities.”

Segment Reporting

Our reporting segments revenue is comprised of revenues from our beverage alcohol, cannabis, distribution, and wellness operations, as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023
Beverage alcohol business	$55,972	$24,162	$31,810	132%
Cannabis business	61,249	70,333	(9,084)	(13)%
Distribution business	68,071	69,157	(1,086)	(2)%
Wellness business	14,752	13,297	1,455	11%
Total net revenue	$200,044	$176,949	$23,095	13%

Our reporting segment revenue on a constant currency(1) basis is as follows:

	For the three months ended
	August 31,	August 31,
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023
Beverage alcohol business	$55,972	$24,162	$31,810	132%
Cannabis business	62,792	70,333	(7,541)	(11)%
Distribution business	70,396	69,157	1,239	2%
Wellness business	14,940	13,297	1,643	12%
Total net revenue	$204,100	$176,949	$27,151	15%

Our geographic revenue is as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023
USA	$63,880	$31,489	$32,391	103%
Canada	55,905	62,032	(6,127)	(10)%
EMEA	77,672	79,704	(2,032)	(3)%
Rest of World	2,587	3,724	(1,137)	(31)%
Total net revenue	$200,044	$176,949	$23,095	13%

Our geographic revenue on a constant currency(1) basis is as follows:

	For the three months ended
	August 31,	August 31,
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023
USA	$63,880	$31,489	$32,391	103%
Canada	57,436	62,032	(4,596)	(7)%
EMEA	77,429	79,704	(2,275)	(3)%
Rest of World	5,355	3,724	1,631	44%
Total net revenue	$204,100	$176,949	$27,151	15%

Our geographic capital assets are as follows:

	August 31,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2024	2024	2024 vs. 2023
USA	$140,900	$141,314	$(414)	(0)%
Canada	312,432	313,359	(927)	(0)%
EMEA	98,433	99,921	(1,488)	(1)%
Rest of World	3,371	3,653	(282)	(8)%
Total capital assets	$555,136	$558,247	$(3,111)	(1)%

Beverage alcohol revenue

Revenue from our Beverage alcohol operations increased to $56.0 million for the three months ended August 31, 2024, compared to revenue of $24.2 million for the prior year period. The increase during the period was predominantly attributed to our recent Craft Acquisition completed on September 29, 2023 and, thus, was not reflected in the prior year comparison. Specifically, the increase was largely driven by the performance of the newly acquired brands, while our legacy brands have maintained consistent performance throughout the period.

Cannabis revenue

Cannabis revenue based on market channel was as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023
Revenue from Canadian medical cannabis	$6,261	$6,142	$119	2%
Revenue from Canadian adult-use cannabis	57,235	71,195	(13,960)	(20)%
Revenue from wholesale cannabis	5,507	5,295	212	4%
Revenue from international cannabis	12,191	14,252	(2,061)	(14)%
Total cannabis revenue	81,194	96,884	(15,690)	(16)%
Excise taxes	(19,945)	(26,551)	6,606	(25)%
Total cannabis net revenue	$61,249	$70,333	$(9,084)	(13)%

Cannabis revenue based on market channel on a constant currency(1) basis was as follows:

	For the three months ended
	August 31,	August 31,
	as reported in constant currency		Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023
Revenue from Canadian medical cannabis	$6,432	$6,142	$290	5%
Revenue from Canadian adult-use cannabis	58,806	71,195	(12,389)	(17)%
Revenue from wholesale cannabis	5,658	5,295	363	7%
Revenue from international cannabis	12,388	14,252	(1,864)	(13)%
Total cannabis revenue	83,284	96,884	(13,600)	(14)%
Excise taxes	(20,492)	(26,551)	6,059	(23)%
Total cannabis net revenue	$62,792	$70,333	$(7,541)	(11)%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis: Revenue from Canadian medical cannabis increased to $6.3 million for the three months ended August 31, 2024 compared to revenue of $6.1 million for the prior year period. On a constant currency basis, revenue from Canadian medical cannabis was $6.4 million for the three months ended August 31, 2024 compared to revenue of $6.1 million for the prior year period. This increase in revenue from medical cannabis was primarily driven by growth in the insured patient category exceeding the decline in un-insured patient attrition to the adult-use recreational market.

Revenue from Canadian adult-use cannabis: During the three months ended August 31, 2024, our revenue from Canadian adult-use cannabis decreased to $57.2 million, compared to revenue of $71.2 million for the prior year period. Revenue in the prior year period included $1.5 million in advisory fees which did not repeat during the three months ended August 31, 2024. On a constant currency basis, our revenue from Canadian adult-use cannabis decreased to $58.8 million for the three months ended August 31, 2024. The decrease in adult-use revenue was driven by our renewed focus on preserving gross margin and maintaining a higher average selling price in categories that have experienced a high degree of price compression.

Wholesale cannabis revenue: Revenue from wholesale cannabis increased to $5.5 million for the three months ended August 31, 2024 compared to revenue of $5.3 million for the prior year period. On a constant currency basis, revenue from wholesale cannabis increased to $5.7 million for the three months ended August 31, 2024 compared to revenue of $5.3 million for the prior year period. Due to the transition to asset-light business models, the Canadian cannabis industry has experienced a reduction in excess inventory resulting in price increases in the B2B market. This shift in market dynamics and demand enabled us to strategically sell inventory that was sought after in the wholesale market during the quarter but does not meet the high standard of our branded product. In the near-term future, we anticipate continued volatility and fluctuation in the wholesale market, and we will assess market conditions on a quarterly basis.

International cannabis revenue: Revenue from international cannabis decreased to $12.2 million for the three months ended August 31, 2024 compared to revenue of $14.3 million for the prior year period. On a constant currency basis, given the changes in the Euro against the U.S. Dollar when compared to the prior year quarter, revenue from international cannabis was $12.4 million compared to $14.3 million in the prior year period. The decrease in the period was driven in part by the extended time periods to receive import and export permits in Europe, which resulted in variability on a quarterly basis and, to a larger extent, lower revenue in Australia driven by certain regulatory actions on certain prescribers.

Distribution revenue

Revenue from distribution decreased to $68.1 million for the three months ended August 31, 2024, compared to revenue of $69.2 million for the prior year period. On a constant currency basis, given the change in the Euro and Argentine Peso against the U.S. Dollar in the quarter, revenue from Distribution increased to $70.4 million for the three months ended August 31, 2024 compared to $69.2 million for the prior year period. The decrease in revenue was attributed to the effects of foreign exchange.

Wellness revenue

Our Wellness revenue showed strong growth delivering $14.8 million for the three months ended August 31, 2024 compared to $13.3 million from the prior year period. On a constant currency basis for the three months ended August 31, 2024, Wellness revenue increased to $14.9 million from $13.3 million. The increase in revenue was primarily attributed to our strategic focus on continued innovations and strong organic growth within our branded hemp business related to higher consumption.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

Our gross profit and gross margin for the three months ended August 31, 2024 and August 31, 2023, was as follows:

	For the three months ended
(in thousands of U.S. dollars)	August 31,	August 31,	Change	% Change
Beverage alcohol	2024	2023	2024 vs. 2023
Net revenue	$55,972	$24,162	$31,810	132%
Cost of goods sold	33,050	11,266	21,784	193%
Gross profit	22,922	12,896	10,026	78%
Gross margin	41%	53%	(12)%	(23)%
Purchase price accounting step-up	175	590	(415)	(70)%
Adjusted gross profit (1)	23,097	13,486	9,611	71%
Adjusted gross margin (1)	41%	56%	(15%)	(27%)
Cannabis
Net revenue	61,249	70,333	(9,084)	(13)%
Cost of goods sold	37,054	50,517	(13,463)	(27)%
Gross profit	24,195	19,816	4,379	22%
Gross margin	40%	28%	12%	43%
Purchase price accounting step-up	—	4,516	(4,516)	(100)%
Adjusted gross profit (1)	24,195	24,332	(137)	(1)%
Adjusted gross margin (1)	40%	35%	5%	14%
Distribution
Net revenue	68,071	69,157	(1,086)	(2)%
Cost of goods sold	60,138	61,468	(1,330)	(2)%
Gross profit	7,933	7,689	244	3%
Gross margin	12%	11%	1%	9%
Wellness
Net revenue	14,752	13,297	1,455	11%
Cost of goods sold	10,096	9,502	594	6%
Gross profit	4,656	3,795	861	23%
Gross margin	32%	29%	3%	10%
Total
Net revenue	200,044	176,949	23,095	13%
Cost of goods sold	140,338	132,753	7,585	6%
Gross profit	59,706	44,196	15,510	35%
Gross margin	30%	25%	5%	20%
Purchase price accounting step-up	175	5,106	(4,931)	(97)%
Adjusted gross profit (1)	59,881	49,302	10,579	21%
Adjusted gross margin (1)	30%	28%	2%	7%

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

Beverage alcohol gross margin: Gross margin of 41% for the three months ended August 31, 2024 decreased from 53% in the prior year period. Adjusted gross margin of 41% for the three months ended August 31, 2024 decreased from 56% in the prior year period. The decrease in the adjusted beverage alcohol gross margin during the  three months ended August 31, 2024 was a result of the newly acquired brands in our Craft Acquisition, which have lower margins than our historical business. We are continuing to manage the temporary excess capacity within the acquired breweries, which have already begun seeing optimization and enhanced utilization as well as favorable sales mix. As a result of the seasonality of our beverage business, our third quarter ended February 29, 2024 is our most comparable period reflecting the newly acquired craft brands, to which we improved gross margin by 300 basis points for the aforementioned reasons.

Cannabis gross margin: Gross margin increased during the three months ended August 31, 2024 to 40% from 28% in the prior year period. Excluding the impact of the non-cash fair value purchase price accounting step-up, adjusted gross margin during the three months ended August 31, 2024 increased to 40% from 35% in the prior year period. The increase in the adjusted gross margin for the three months ended August 31, 2024 was driven by our international cannabis revenue as well as a continued focus on maintaining a higher average selling price and selling a favorable product mix to improve gross margins in Canada. Additionally, the prior year period also included $1.5 million of HEXO advisory services revenue, which did not recur in the current year period.

Distribution gross margin: Gross margin increased to 12% for the three months ended August 31, 2024 from 11% for the prior year period, which was attributed to favorable product mix as we continued to prioritize higher margin product offerings.

Wellness gross margin: Gross margin increased to 32% for the three months ended August 31, 2024 from 29% from the prior year period. The increase in the three month period was a result of strong operational efficiency, combined with a change in sales mix towards higher margin product offering.

Operating expenses

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023
General and administrative	$44,113	$40,516	$3,597	9%
Selling	11,690	6,859	4,831	70%
Amortization	21,804	22,225	(421)	(2)%
Marketing and promotion	11,566	8,535	3,031	36%
Research and development	105	79	26	33%
Change in fair value of contingent consideration	—	(11,107)	11,107	(100)%
Litigation costs, net of recoveries	1,595	2,034	(439)	(22)%
Restructuring costs	4,247	915	3,332	364%
Transaction costs (income), net	1,156	8,502	(7,346)	(86)%
Total operating expenses	$96,276	$78,558	$17,718	23%

Operating expenses are comprised of general and administrative, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, other than temporary change in fair value of convertible notes receivable, litigation costs, net of recoveries, restructuring costs and transaction (income) costs, net. These costs increased by $17.7 million to $96.3  million for the three months ended August 31, 2024 as compared to $78.6 million for the prior year period. These changes period over period are described below.

General and administrative costs

During the three months ended August 31, 2024, the changes in general and administrative costs when compared to the prior year period are as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023
Salaries and wages	$21,567	$16,775	$4,792	29%
Office and general	9,260	8,168	1,092	13%
Stock-based compensation	6,917	8,257	(1,340)	(16)%
Insurance	2,455	3,849	(1,394)	(36)%
Professional fees	1,178	1,499	(321)	(21)%
(Gain) loss on sale of capital assets	(26)	3	(29)	(967)%
Travel and accommodation	1,493	1,107	386	35%
Rent	1,269	858	411	48%
Total general and administrative costs	$44,113	$40,516	$3,597	9%

Salaries and wages increased by 29% during the three months ended August 31, 2024. The increase was primarily due to the inclusion of newly acquired craft beverage portfolio, which were not in the prior year period.

Office and general increased by 13% during the three months ended August 31, 2024. This increase was driven by the acquisition of the newly acquired craft beverage portfolio.

The Company recognized stock-based compensation expense of $6.9 million for the three months ended August 31, 2024 compared to $8.3 million for the prior year period. Stock based compensation expense is based on the time-based vesting schedules and varies according to the assumptions used in the vesting model. During the three months ended August 31, 2024, as a result of previously issued stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) under Tilray 2018 Equity Incentive Plan and Original Plan, as described in the Annual Report on the May 31, 2024   Form 10-K, that have fully vested, stock-based compensation decreased period over period.

Insurance expense decreased by 36%  for the three months ended August 31, 2024 to $2.5 million from $3.8 million for the prior year period. The decrease for the three months ended August 31, 2024 was driven by lower premiums, offset by the additional polices required for our newly acquired beverage alcohol business portfolio.

Rent expense increased by 48% for the three months ended August 31, 2024 to $1.3 million from $0.9 million for the prior year period. This increase was driven by the acquisition of the newly acquired beverage alcohol business portfolio.

Selling costs

For the three months ended August 31, 2024, the Company incurred selling costs of $11.7 million and or 5.8% of net revenue as compared to $6.9 million and 3.9% of net revenue in the prior year period. These costs relate to third-party shipping costs for all segments, with the majority of the selling costs relating to distributor commission incurred by the cannabis segment, Health Canada cannabis fees, and patient acquisition and maintenance costs. Patient acquisition and ongoing patient maintenance costs including funding to individual clinics to assist with additional costs incurred by such clinics for the education of patients using the Company’s products. The three month increase for the period ended August 31, 2024 is predominately due to the acquisition of the newly acquired craft beverage portfolio, which did not occur in the prior year period. Additionally, in the period ended August 31, 2023, the Company received a refund of $1.2 million on cannabis selling fees related to an amended fee calculation.

Amortization

The Company incurred non-production related amortization charges of $21.8 million for the three months ended August 31, 2024 compared to $22.2  million in the prior year period. The three month decrease was driven by the assets acquired from craft beverage acquisition, offset by the assets that are held for sale and are no longer depreciated, see Note 3 (Capital assets).

Marketing and promotion costs

For the three months ended August 31, 2024, the Company incurred marketing and promotion costs of $11.6 million as compared to $8.5 million for the prior year period, which is due to the acquisition of the newly acquired craft beverage portfolio and quarterly variability in discretionary marketing.

Research and development

Research and development costs were $0.1 million during the three months ended August 31, 2024 compared to $0.1 million in the prior year period. These relate to external costs associated with the development of new products.

Change in fair value of contingent consideration

The Company measures contingent consideration at fair value classified as Level 3, as discussed in Note 25 (Fair value measurements). During the three months ended August 31, 2024, the Company recognized $nil change in fair value of contingent consideration as there were no changes to the likelihood achievement for Montauk Brewing compared to a loss of $11.1 million in the prior year period for the contingent consideration from the SweetWater acquisition as a result of not achieving the earnout targets.

Litigation

For the three months ended August 31, 2024, the Company recorded $1.6 million of litigation settlements costs and third-party fees incurred in defending these claims, net of favorable recoveries. This quarterly amount in 2024 decreased compared to $2.0 million for the period ended August, 31 2023. The decrease is related to period-to-period variability as litigation costs and expenses are non-recurring in nature.

Restructuring costs

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred non-recurring restructuring and exit costs associated with the integration efforts of these transactions. For the three months ended August 31, 2024, the Company incurred $4.2 million of restructuring costs compared to $0.9 million for the prior year period.

Within the Cannabis segment, restructuring costs predominantly related to the HEXO acquisition-related charges, which are expected to take place within 24 months from the acquisition date. In the three months ended August 31, 2024 we recognized $2.6 million of employee termination benefits and costs for the conversion from cannabis to produce at HEXO's Quebec cultivation facility (which is currently held for sale), the optimization of our Redecan facilities and $0.3 million of restructuring charges related to the remaining costs of exiting the Truss facility following its sale to a third party in the previous fiscal year ended May 31, 2024. Additionally, the Company recognized $0.1 million of cost associated with winding down the Fort Collins, CO warehouse currently held for sale.

Within the Beverage alcohol segment, the Company recognized $0.1 million of employee termination benefits through the integration of the Craft acquisition.

Within the Distribution segment, the Company recognized $0.1 million of restructuring charges for its Argentinean pharmacy business.

Lastly, for the three months ended August 31, 2024, the Company recognized $1.1 million of cost associated with the investment held in Superhero (SH) as a result of MedMen’s ongoing restructuring or liquidation undertakings.

Transaction (income) costs, net

Transaction (income) costs net, which includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation. The three months ended August 31, 2024 decrease of 86% from the prior year period was a result of the HEXO and Truss acquisitions taking place in the previous year which did not recur.  The expenses incurred in the current period largely related the acquisition of the four craft beer brands and breweries from Molson that was completed subsequent to the quarter end, see Note 27 (Subsequent Events).

Non-operating (expense) income, net

Non-operating (expense), net income was comprised of:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023
Change in fair value of convertible debenture payable	$—	$(2,147)	$2,147	(100)%
Change in fair value of warrant liability	696	(8,198)	8,894	(108)%
Foreign exchange gain (loss)	11,881	6,267	5,614	90%
Loss on long-term investments	(39)	(109)	70	(64)%
Other non-operating (losses) gains, net	108	(215)	323	(150)%
Total non-operating income (expense)	$12,646	$(4,402)	$17,048	(387)%

For the three months ended August 31, 2024, the Company recognized a change in fair value of its convertible debentures payable of $nil million compared to ($2.1) million in the prior year period. The change was driven primarily by the settlement of APHA 24 convertible debenture upon maturity. Additionally, for the three months ended August 31, 2024, the Company recognized a change in fair value of its warrants, resulting in a gain of $0.7 million compared to a loss of ($8.2) million as a result of the change in our share price and the exercise price of the instrument. For the three months ended August 31, 2024, the Company recognized a gain of $11.9 million resulting from the changes in foreign exchange rates during the period compared a gain of $6.3 million for the prior year period.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net loss/net income before income taxes, net interest expense, depreciation and amortization, equity in net loss of equity-method investees, purchase price accounting step-up on inventory, stock-based compensation, impairments, other than temporary change in fair value of convertible notes receivable, restructuring costs, transaction (income) costs net, litigation costs net of recoveries, change in fair value of contingent consideration, unrealized currency gains and losses and other adjustments.

We believe that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.

Historically, we have included lease expenses for leases that were treated differently under IFRS 16 and ASC 842 Leases in the calculation of adjusted EBITDA, aiming to align our definition with industry peers reporting under IFRS. The decision to include these lease expenses in the Company's definition of adjusted EBITDA was based on our efforts to maintain comparability with peers. However, as the Company has continued to diversify, particularly with strategic acquisitions such as the newly acquired beverage alcohol business portfolio, this comparison is no longer relevant, accordingly, we are no longer including this adjustment.

Under the previous reconciliation, when the Company had continued to include lease expenses that were treated differently under IFRS 16 and ASC 842, the impact to adjusted EBITDA was $0.7 million for the three months ended August 31, 2023.

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

For three months ended August 31, 2024, adjusted EBITDA decreased to $9.3 million compared to $10.7 million for the prior year period.

	For the three months ended
	August 31,	August 31,	Change	% Change
Adjusted EBITDA reconciliation:	2024	2023	2024 vs. 2023
Net loss	$(34,652)	$(55,863)	$21,211	(38)%
Income tax expense, net	886	7,264	(6,378)	(88)%
Interest expense, net	9,842	9,835	7	0%
Non-operating income (expense), net	(12,646)	4,402	(17,048)	(387)%
Amortization	31,814	30,789	1,025	3%
Stock-based compensation	6,917	8,257	(1,340)	(16)%
Change in fair value of contingent consideration	—	(11,107)	11,107	(100)%
Purchase price accounting step-up	175	5,106	(4,931)	(97)%
Facility start-up and closure costs	—	600	(600)	(100)%
Litigation costs, net of recoveries	1,595	2,034	(439)	(22)%
Restructuring costs	4,247	915	3,332	364%
Transaction costs (income)	1,156	8,502	(7,346)	(86)%
Adjusted EBITDA	$9,334	$10,734	$(1,400)	(13)%

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

●

Transaction (income) costs, net which includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation, which vary significantly by transaction and are excluded to evaluate ongoing operating results;

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

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted gross profit and adjusted gross margin are non-GAAP financial measures and may not be comparable to similar measures presented by other companies.  Adjusted gross profit is our Gross profit (adjusted to exclude PPA valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude PPA valuation step-up) and are non-GAAP financial measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.  We do not consider adjusted gross profit and adjusted gross margin percentage in isolation or as an alternative to financial measures determined in accordance with GAAP.

Liquidity and Capital Resources

We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and complete acquisitions. We believe that existing cash, cash equivalents, marketable securities and cash generated by operations, together with access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs for the short and long term outlook.

For the Company's short-term liquidity requirements, we are focused on generating positive cash flows from operations and being free cash flow positive.  As a result of delays in legalization across multiple markets, management continues to optimize our operating structure, headcount, as well as the elimination of other discretionary operational costs. Additionally, the Company continues to invest our excess cash in the short-term in marketable securities which are comprised of U.S. treasury bills, term deposits with major Canadian, European and Australian banks.

For the Company's long-term liquidity requirements, we are focused on funding operations through profitable organic and inorganic growth through acquisitions. We may need to take on additional debt or equity financing arrangements in order to achieve these ambitions on a long-term basis.

On May 17, 2024, the Company entered into an equity distribution agreement with TD Securities (USA) LLC (“TD Securities”) and Jefferies LLC (“Jefferies”) in connection with an aggregate offering value of up to $250 million from time to time through an at-the-market equity program (“ATM Program”). During the three months ended August 31, 2024, the Company issued 36,693,307 shares under its At-the-Market (“ATM”) program generating gross proceeds of $68.3 million. The Company paid $1.8 million in commissions and other fees associated with these issuances generating net proceeds of $66.5 million. See Note 27 (Subsequent events) for additional transactions. The Company intends to use net proceeds from the ATM Program to fund strategic and accretive acquisitions or investments in businesses, including potential acquisitions of assets in the U.S. and internationally in order to capitalize on expected regulatory advancements or expansion opportunities.

Additionally, we are committed to optimizing our capital structure and enhancing financial flexibility as we intend to continue to opportunistically purchase or exchange equity for the TLRY 27 Notes prior to their underlying maturity date in June 2027. See Note 27 (Subsequent events) for additional transactions.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months ended
	August 31,	August 31,
	2024	2023
Net cash provided by (used in) operating activities	$(35,307)	$(15,842)
Net cash provided by (used in) investing activities	(49,395)	(26,290)
Net cash provided by financing activities	60,590	14,018
Effect on cash of foreign currency translation	958	614
Cash and cash equivalents, beginning of period	228,340	206,632
Cash and cash equivalents, end of period	$205,186	$179,132
Marketable securities	74,869	287,333
Cash and marketable securities(1)	$280,055	$466,465

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

Cash flows from operating activities

The change in net cash used in operating activities was ($35.3) million for three months ended August 31, 2024 compared to ($15.8) million for the prior year period and was a result of additional working capital requirements as we continued to scale up our operations.

Cash flows from investing activities

The change in net cash used in investing activities was ($49.4) million for three months ended August 31, 2024 compared to ($26.3) million for the prior year period, and was a result of the sale of marketable securities in the current period, while the prior year period included cash provided from the HEXO and Truss acquisitions.

Cash flows from financing activities

The change in cash provided by financing activities was $60.6 million for three months ended August 31, 2024 compared to $14.0 million for the prior year period. In the current period, cash was provided by funds from the ATM program that did not occur in the prior year period. Additionally, in the prior year period ended, August 31, 2023, the Company also received proceeds of $21.6 million for the overallotment issuance of TLRY 27 Notes.

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

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies, however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting estimates that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, valuation of inventory, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024 during the three months ended August 31, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2024, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of our recently acquired businesses including: the portfolio of craft beer brands, assets and businesses comprising eight beer and beverage brands, acquired on September 29, 2023 in the Craft Acquisition. The acquired businesses represented 3.5% of our consolidated assets and 13.3% of our consolidated net revenues as of and for the three months ended August 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired the eight beer and beverage brands on September 29, 2023. The Company is in the process of reviewing the internal control structure of the eight beer and, beverage brands and if necessary, will make appropriate changes as it integrates them into the Company’s overall internal control over financial reporting process.

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

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K, except with respect to the matters disclosed and incorporated herein by reference to Note 19 (Commitments and contingencies), in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. A summary of our risk factors is included below. Except for the below risk factors, there have been no material changes from the risk factors described in our Form 10-K.

●	We may not achieve the expected revenue or other benefits from the craft beer operations acquired.

●	We may experience difficulties integrating operations and realizing the expected benefits of recent acquisitions, including the HEXO arrangement and the Craft brands acquisitions.

●

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

●

United States regulations relating to hemp-derived CBD products, including Delta 9 beverages, are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

●	Changes in consumer preferences or public attitudes about alcohol could decrease demand for our beverage alcohol products.

●

SweetWater Brewing, Breckenridge Distillery, Montauk Brewing and our recently-acquired craft beer brands each face substantial competition in the beer industry or the broader market for alcoholic beverage products which could impact our business and financial results.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In July 2024, the Board of Directors of the Company approved fiscal year 2025 retention payments to the Company’s senior executives (the “Executives”) in the amounts set forth in the Company’s Annual Report on Form 10-K, filed on July 30, 2024.  The retention payments were made in August 2024 pursuant to a form of “Executive Retention Agreements” entered into with each senior executive.

The Company amended and restated its form of “Executive Retention Agreements” on August 15, 2024. Pursuant to the terms of amended Executive Retention Agreement, such retention payments require continued employment for a period of time that was amended to commence on August 15, 2024, and continuing through the extended period of August 31, 2025 (the “Repayment Period”).  If the Executive terminates employment without Good Reason or is terminated by the Company for Cause (both terms as defined in the Executive’s employment agreements) prior to August 31, 2025, then such Executive must repay a pro-rated portion of the retention payment based on the number of days not employed by the Company during the Repayment Period. A copy of the form of amended and restated Executive Retention Agreement is filed as an exhibit to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Amended and Restated 2024 Form of Executive Retention Agreement.

10.2*	Promissory note in the amount of $23,791,657 payable by Aphria Diamond Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: October 10, 2024	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: October 10, 2024	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer