Form 10-Q
period 2024-11-30
Tilray Brands, Inc.
filed 2025-01-10
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of January 8, 2025, the registrant had 937,655,195 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended November 30, 2024 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements  under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition and liquidity; our intentions or expectations regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; our intentions regarding the use of net proceeds from our ATM Program; our intentions regarding our capital structure and TLRY 27 Notes; current or future macroeconomic trends; our expectations and potential impacts of regulatory or industry developments; including our expectations for our positioning and cannabis market share in Europe and other markets; our statements regarding the consolidation of the Canadian cannabis industry; our expectations regarding any future tax developments; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	November 30,	May 31,
	2024	2024
Assets
Current assets
Cash and cash equivalents	$189,698	$228,340
Marketable securities	62,551	32,182
Accounts receivable, net	112,739	101,695
Inventory	266,007	252,087
Prepaids and other current assets	44,861	31,332
Assets held for sale	31,483	32,074
Total current assets	707,339	677,710
Capital assets	554,419	558,247
Operating lease, right-of-use assets	18,243	16,101
Intangible assets	866,645	915,469
Goodwill	2,000,595	2,008,884
Long-term investments	7,416	7,859
Convertible notes receivable	32,000	32,000
Other assets	5,097	5,395
Total assets	$4,191,754	$4,221,665
Liabilities
Current liabilities
Bank indebtedness	$17,751	$18,033
Accounts payable and accrued liabilities	221,668	241,957
Contingent consideration	15,000	15,000
Warrant liability	1,695	3,253
Current portion of lease liabilities	6,572	5,091
Current portion of long-term debt	15,838	15,506
Current portion of convertible debentures payable	—	330
Total current liabilities	278,524	299,170
Long - term liabilities
Lease liabilities	62,024	60,422
Long-term debt	148,871	158,352
Convertible debentures payable	122,735	129,583
Deferred tax liabilities, net	125,975	130,870
Other liabilities	17	90
Total liabilities	738,146	778,487
Commitments and contingencies (refer to Note 19)
Stockholders' equity
Common stock ($0.0001 par value; 1,198,000,000 common shares authorized; 929,257,945 and 831,925,373 common shares issued and outstanding, respectively)	93	83
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Treasury Stock (3,682,609 and nil treasury shares issued and outstanding, respectively)	—	—
Additional paid-in capital	6,305,787	6,146,810
Accumulated other comprehensive loss	(47,957)	(43,499)
Accumulated deficit	(2,784,995)	(2,660,488)
Total Tilray Brands, Inc. stockholders' equity	3,472,928	3,442,906
Non-controlling interests	(19,320)	272
Total stockholders' equity	3,453,608	3,443,178
Total liabilities and stockholders' equity	$4,191,754	$4,221,665

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended		Six months ended
	November 30,		November 30,	November 30,
	2024	2023	2024	2023
Net revenue	$210,950	$193,771	$410,994	$370,720
Cost of goods sold	149,730	146,362	290,068	279,115
Gross profit	61,220	47,409	120,926	91,605
Operating expenses:
General and administrative	45,997	43,313	90,110	83,829
Selling	16,162	7,583	27,852	14,442
Amortization	22,927	21,917	44,731	44,142
Marketing and promotion	9,720	9,208	21,286	17,743
Research and development	60	56	165	135
Change in fair value of contingent consideration	—	300	—	(10,807)
Litigation costs, net of recoveries	901	3,042	2,496	5,076
Restructuring costs	6,869	2,655	11,116	3,570
Transaction costs (income), net	802	1,094	1,958	9,596
Total operating expenses	103,438	89,168	199,714	167,726
Operating loss	(42,218)	(41,759)	(78,788)	(76,121)
Interest expense, net	(7,766)	(8,625)	(17,608)	(18,460)
Non-operating income (expense), net	(33,255)	821	(20,609)	(3,581)
Loss before income taxes	(83,239)	(49,563)	(117,005)	(98,162)
Income tax expense (recovery), net	2,036	(3,380)	2,922	3,884
Net loss	$(85,275)	$(46,183)	$(119,927)	$(102,046)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(85,342)	(49,008)	(124,507)	(120,533)
Non-controlling interests	67	2,825	4,580	18,487
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	(8,966)	5,203	(4,806)	8,412
Total other comprehensive gain (loss), net of tax	(8,966)	5,203	(4,806)	8,412
Comprehensive loss	$(94,241)	$(40,980)	$(124,733)	$(93,634)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(93,422)	(43,814)	(128,965)	(112,290)
Non-controlling interests	(819)	2,834	4,232	18,656
Weighted average number of common shares - basic	864,974,563	730,769,132	837,408,935	710,877,859
Weighted average number of common shares - diluted	864,974,563	730,769,132	837,408,935	710,877,859
Net loss per share - basic	$(0.10)	$(0.07)	$(0.14)	$(0.17)
Net loss per share - diluted	$(0.10)	$(0.07)	$(0.14)	$(0.17)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

						Accumulated
	Number of		Number of		Additional	other		Non-
	common	Common	treasury	Treasury	paid-in	comprehensive	Accumulated	controlling
	shares	stock	shares	stock	capital	loss	Deficit	interests	Total
Balance at May 31, 2023	656,655,455	$66	—	$—	$5,777,743	$(46,610)	$(2,415,507)	$14,251	$3,329,943
Share issuance - HEXO acquisition	39,705,962	4	—	—	65,158	—	—	—	65,162
Share issuance - settlement of contractual change of control severance incurred from HEXO acquisition	865,426	—	—	—	1,500	—	—	—	1,500
Share issuance - Double Diamond Holdings dividend settlement	5,004,735	—	—	—	8,146	—	—	—	8,146
Share issuance - HTI convertible note	17,148,541	2	—	—	49,998	—	—	—	50,000
Share issuance - RSUs exercised	3,912,481	—	—	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(4,860)	—	—	—	(4,860)
Equity component related to issuance of convertible debt, net of issuance costs	—	—	—	—	3,953	—	—	—	3,953
Stock-based compensation	—	—	—	—	8,257	—	—	—	8,257
Dividends declared to non-controlling interests		—	—	—	—	—	—	(7,891)	(7,891)
Comprehensive income (loss) for the period	—	—	—	—	—	3,049	(71,525)	15,822	(52,654)
Balance at August 31, 2023	723,292,600	72	—	—	5,909,895	(43,561)	(2,487,032)	22,182	3,401,556
Share issuance - HTI convertible note	1,032,616	—	—	—	2,313	—	—	—	2,313
Share issuance - Settlement of litigation claims from MediPharm Labs Inc	1,573,152	—	—	—	3,477	—	—	—	3,477
Share issuance - Repurchase of TLRY 23 convertible note	7,000,000	1	—	—	20,457	—	—	—	20,458
Share issuance - Settlement of equity component of TLRY 23 convertible note	—	—	—	—	(1,672)	—	—	—	(1,672)
Share issuance - RSUs exercised	9,184	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,201	—	—	—	8,201
Comprehensive income (loss) for the period	—	—	—	—	—	5,194	(49,008)	2,834	(40,980)
Balance at November 30, 2023	732,907,552	73	—	—	5,942,671	(38,367)	(2,536,040)	25,016	3,393,353

Balance at May 31, 2024	831,925,373	83	—	—	6,146,810	(43,499)	(2,660,488)	272	3,443,178
Share issuance - At-the-Market (“ATM”) program	36,693,307	4	—	—	66,468	—	—	—	66,472
Share issuance - RSUs exercised	6,823,140	1	—	—	(1)	—	—	—	—
Share issuance - options exercised	3,008	—	—	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(2,661)	—	—	—	(2,661)
Stock-based compensation	—	—	—	—	6,917	—	—	—	6,917
Comprehensive income (loss) for the period	—	—	—	—	—	3,622	(39,165)	5,051	(30,492)
Balance at August 31, 2024	875,444,828	88	—	—	6,217,533	$(39,877)	$(2,699,653)	$5,323	$3,483,414
Share issuance - At-the-Market (“ATM”) program	30,517,557	3	—	—	45,041	—	—	—	45,044
Share issuance - Repurchase of TLRY 27 convertible note	10,034,635	1	(3,682,609)	—	17,084	—	—	—	17,085
Share issuance - Settlement of equity component of TLRY 27 convertible note	—	—	—	—	(4,931)	—	—	—	(4,931)
Share issuance - Double Diamond Holdings dividend settlement	13,217,588	1	—	—	23,823	—	—	(23,824)	—
Share issuance - RSUs exercised	35,983	—	—	—	—	—	—	—	—
Share issuance - options exercised	7,354	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,237	—	—	—	7,237
Comprehensive income (loss) for the period	—	—	—	—	—	(8,080)	(85,342)	(819)	(94,241)
Balance at November 30, 2024	929,257,945	$93	(3,682,609)	$—	$6,305,787	$(47,957)	$(2,784,995)	$(19,320)	$3,453,608

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the six months ended
	November 30,	November 30,
	2024	2023
Cash provided by (used in) operating activities:
Net loss	$(119,927)	$(102,046)
Adjustments for:
Deferred income tax expense (recovery), net	1,529	(4,042)
Unrealized foreign exchange loss (gain)	9,627	(5,604)
Amortization	65,864	62,341
Accretion of convertible debt discount	5,985	8,567
Other non-cash items	3,281	(11,210)
Stock-based compensation	14,154	16,458
Loss (gain) on long-term investments & equity investments	66	(412)
(Gain) loss on derivative instruments	(1,558)	7,992
Change in fair value of contingent consideration	—	(10,807)
Change in non-cash working capital:
Accounts receivable	(9,051)	4,524
Prepaids and other current assets	(13,046)	3,764
Inventory	(8,127)	8,669
Accounts payable and accrued liabilities	(24,828)	(24,445)
Net cash used in operating activities	(76,031)	(46,251)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(12,172)	(10,011)
Proceeds from disposal of capital and intangible assets	631	365
(Purchase) disposal of marketable securities, net	(30,369)	125,479
Business acquisitions, net of cash acquired	(18,210)	(60,626)
Net cash (used in) provided by investing activities	(60,120)	55,207
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	111,517	—
Proceeds from long-term debt	—	32,621
Repayment of long-term debt	(10,388)	(14,901)
Proceeds from convertible debt	—	21,553
Repayment of convertible debt	(330)	(107,330)
Repayment of lease liabilities	(1,724)	(91)
Net decrease in bank indebtedness	(282)	(3,200)
Net cash provided by (used in) financing activities	98,793	(71,348)
Effect of foreign exchange on cash and cash equivalents	(1,284)	709
Net decrease in cash and cash equivalents	(38,642)	(61,683)
Cash and cash equivalents, beginning of period	228,340	206,632
Cash and cash equivalents, end of period	$189,698	$144,949

Included in the statement of cash flows cash and cash equivalents is $nil of restricted cash as of November 30, 2024, and $1,576 of restricted cash as of  November 30, 2023.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements reflect the accounts of the Company for the quarterly period ended November 30, 2024 (the “Financial Statements”). The Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements (the “Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2024 (the “Annual Report”). These Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full fiscal year.

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

Certain items of the comparative figures have been changed to conform to the presentation adopted in the current period. In limited cases, certain line items that were previously aggregated have been disaggregated within the Consolidated Statements of Cash Flows for the periods presented.

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

During the quarter, the Company identified an indicator of impairment with respect to its cannabis and beverage reporting units and performed an interim impairment test, and determined that the fair value of these reporting units was greater than their carrying amounts and thus $nil impairment expense was recognized. Within the beverage reporting unit, a reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to this determination of no impairment expense recognized during the period ended November 30, 2024. Within the cannabis reporting unit, a key input into the determination of fair value is estimated probabilities associated with legalization of cannabis within the United States and internationally.  Changes to those probabilities resulting in continued delays in legalization of cannabis within the United States and internationally, or adverse regulatory changes to existing legislation, could have an unfavorable impact on the estimated future cash flows, and ultimately, the fair value of the cannabis reporting unit, which may result in a material change to the determination of no impairment expense recognized in future reporting periods.

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

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three months ended  November 30, 2024 and  November 30, 2023, the dilutive potential common share equivalents outstanding consisted of the following: 23,365,351 and 20,939,082 common shares from RSUs, 3,060,318 and 6,280,065 common shares from share options, 6,209,000 and 6,209,000 common shares for warrants and 58,757,057 and 77,181,260 common shares for convertible debentures, respectively.

Recently issued accounting pronouncements not yet adopted

In August 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-05, Business Combination - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement (“ASU 2023-05”), which is intended to address the accounting for contributions made to a joint venture. ASU 2023-05 is effective for the Company beginning June 1, 2026. This update will be applied prospectively and the Company is currently evaluating the effect of adopting this ASU.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments, including segments' significant expenses on an interim and annual basis. ASU 2023-07 is effective for the Company beginning with its fiscal year ended May 31, 2025 and will be disclosed retrospectively in the Financial Statements on Form 10-K filed with the SEC for such period. The Company is in the process of evaluating the impact of the financial statement disclosure requirements.

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis. ASU 2023-09 is effective for the Company beginning  June 1, 2025. The Company is currently evaluating the effect of adopting this ASU.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for the Company beginning June 1, 2025. The Company is currently evaluating the effect of adopting this ASU.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for the Company beginning June 1, 2025. The Company is currently evaluating the effect of adopting this ASU.

Note 2. Inventory

Inventory consisted of the following:

	November 30,	May 31,
	2024	2024
Beverage inventory	70,817	$52,831
Cannabis plants	14,320	13,828
Dried cannabis	100,130	108,721
Cannabis derivatives	6,642	4,504
Cannabis vapes	3,879	4,132
Packaging and other inventory items	17,551	22,115
Distribution inventory	41,024	35,645
Wellness inventory	11,644	10,311
Total	$266,007	$252,087

Note 3. Capital assets

Capital assets consisted of the following:

	November 30,	May 31,
	2024	2024
Land	$44,177	$45,577
Production facilities	388,456	369,630
Equipment	257,310	258,532
Leasehold improvements	18,786	19,377
Finance lease, right-of-use assets	41,479	43,993
Construction in progress	13,864	10,713
	$764,072	$747,822
Less: accumulated amortization	(209,653)	(189,575)
Total	$554,419	$558,247

Assets held for sale consisted of the following:

	November 30,	May 31,
	2024	2024
Land	$932	$954
Production facilities	24,252	24,682
Equipment	6,299	6,438
	$31,483	$32,074

During the fiscal year ended  May 31, 2024, the Company classified the following assets from its Cannabis reporting segment as held for sale, including its Quebec cultivation facility, the Fort Collins, CO partially vacant warehouse facility, and the Broken Coast former cultivation facility located in Duncan, B.C. Following an assessment of facility capacity utilization, it was determined that these facilities would be exited and held for sale. It is expected that the sale of these assets will be completed within twelve months from the period in which they were classified as held for sale. Assets held for sale are measured at the lower of carrying amount and their fair value less costs to sell, and are no longer depreciated. Disposition of assets held for sale are recorded in the consolidated statement of loss and comprehensive loss, within the line, “Non-operating income (expense), net”.

 Note 4. Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		November 30,	May 31,
	Classification on Balance Sheet	2024	2024
Assets
Finance lease, right-of-use assets	Capital assets	$41,479	$43,993
Operating lease, right-of-use assets	Operating lease, right-of-use assets	18,243	16,101
Total right-of-use asset		$59,722	$60,094
Liabilities
Current:
Current portion of finance lease liabilities	Current portion of lease liabilities	$1,495	$1,092
Current portion of operating lease liabilities	Current portion of lease liabilities	5,077	3,999
Non-current:
Finance lease liabilities	Lease liabilities	45,028	43,948
Operating lease liabilities	Lease liabilities	16,996	16,474
Total lease liabilities		$68,596	$65,513

The following table presents the future undiscounted payments associated with lease liabilities as of November 30, 2024:

	Operating	Finance
	leases	leases
2025	$3,520	$2,253
2026	6,757	4,507
2027	5,778	4,507
2028	4,768	4,507
Thereafter	6,604	70,750
Total minimum lease payments	$27,427	$86,524
Imputed interest	(5,354)	(40,001)
Obligations recognized	$22,073	$46,523

Note 5. Intangible Assets

Intangible assets consisted of the following items:

	November 30,	May 31,
	2024	2024
Customer relationships & distribution channels	$597,441	$603,939
Licenses, permits & applications	364,612	368,057
Non-compete agreements	12,346	12,403
Intellectual property, trademarks, knowhow & brands	602,179	608,672
	1,576,578	$1,593,071
Less: accumulated amortization	(294,089)	(261,758)
Less: impairments	(415,844)	(415,844)
Total	$866,645	$915,469

Included in licenses, permits & applications was $178,387 of indefinite-lived intangible assets as of November 30, 2024, compared to $182,851 as of May 31, 2024.

Expected future amortization expense for intangible assets as of  November 30, 2024 is as follows:

Amortization
2025 (remaining six months)	$36,321
2026	72,641
2027	72,641
2028	72,641
2029	72,641
Thereafter	361,373
Total	$688,258

Note 6. Goodwill

The following table shows the carrying amount of goodwill by reporting units:

	November 30,	May 31,
Reporting Unit	2024	2024
Cannabis	$2,640,669	$2,640,669
Distribution	4,458	4,458
Beverage	120,802	120,802
Wellness	77,470	77,470
Effect of foreign exchange	(373)	7,916
Impairments	(842,431)	(842,431)
Total	$2,000,595	$2,008,884

Note 7. Business acquisitions

Acquisition of Craft Beverage Business Portfolio

On   September 29, 2023, Tilray acquired a portfolio of beverage brands, assets and businesses comprising eight craft beer and beverage brands from Anheuser-Busch Companies, LLC, ("AB") including breweries and brewpubs associated with them (the “Craft Acquisition”). The acquired businesses/brands include Shock Top, Breckenridge Brewery, Blue Point Brewing Company, 10 Barrel Brewing Company, Redhook Brewery, Widmer Brothers Brewing, Square Mile Cider Company, and HiBall Energy. The Company paid a total purchase price of $83,658 in cash, net of a working capital adjustment at closing of $1,342.

During the period ended November 30, 2024, the Company decreased the fair value of inventory by $500,  increased the fair value of capital assets by $6,799, decreased the fair value of finance lease, right-of-use assets by $2,999 and increased accounts payable and accrued liabilities by $3,300 and thus completed the determination of the fair value of the net assets acquired. The table below summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

Amount
Consideration
Cash consideration	$83,658
Net assets acquired
Current assets
Cash and cash equivalents	77
Inventory	20,993
Prepaids and other current assets	573
Long-term assets
Capital assets	82,913
Finance lease, right-of-use assets	42,497
Operating lease, right-of-use assets	7,677
Other assets	108
Total assets	154,838
Current liabilities
Accounts payable and accrued liabilities	18,006
Current portion of finance lease liabilities	1,031
Current portion of operating lease liabilities	1,408
Long - term liabilities
Finance lease liabilities	44,465
Operating lease liabilities	6,270
Total liabilities	71,180
Total net assets acquired	83,658

In the event that the Craft Acquisition had occurred on June 1, 2023, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $14,000 and $55,000 for the three and six months ended November 30, 2023, respectively, and its consolidated net loss and comprehensive net loss would have increased by approximately $2,000 and $5,000 for the three and six months ended November 30, 2023, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition.

Acquisition of Craft Beverage Business Portfolio II

Effective September 1, 2024, the Company acquired four craft beer brands and breweries from Molson Coors Beverage Company ("Molson") including Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing (the “Craft Acquisition II”). The purpose of the acquisition is to continue broadening Tilray's beverage brand strategy. In consideration for the acquisition, the Company paid a total purchase price of $23,079 in cash, which is subject to certain customary post-closing working capital adjustments.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value  may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed for the Craft Acquisition II at the effective acquisition date as follows:

Amount
Consideration
Cash consideration	$23,079
Net assets acquired
Current assets
Cash and cash equivalents	4,869
Accounts receivable	1,993
Inventory	7,344
Prepaids and other current assets	185
Long-term assets
Capital assets	17,366
Finance lease, right-of-use assets	1,869
Operating lease, right-of-use assets	1,884
Total assets	35,510
Current liabilities
Accounts payable and accrued liabilities	8,678
Current portion of finance lease liabilities	354
Current portion of operating lease liabilities	564
Long - term liabilities
Finance lease liabilities	1,515
Operating lease liabilities	1,320
Total liabilities	12,431
Total net assets acquired	23,079

In the event that the Craft Acquisition II had occurred on June 1, 2023, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil and $13,700 for the three and six months ended November 30, 2024 and approximately $14,000 and $31,000 for the three and six months ended November 30, 2023, respectively, and its consolidated net loss and comprehensive net loss would have increased by approximately $nil and $4,000 for the three and six months ended November 30, 2024 and approximately $5,500 and $9,600 for the three and six months ended November 30, 2023, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition II.

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

During the three and six months ended November 30, 2024 there were no additional changes in fair value and the note remained valued at $32,000 as of November 30, 2024 compared to $32,000 as of May 31, 2024.

The Company did not derive any revenue or cash from MedMen's operations, and fully complies with all limitations imposed by applicable U.S. law and regulations in connection with its ownership of the MedMen Convertible Note. In addition, since the fiscal year ended May 31, 2024, the Company has not recognized any interest income on the MedMen Convertible Note, nor did the Company recognize any interest income for the three and six months ended November 30, 2024, which would have increased its value.

Note 9. Long term investments

Long term investments consisted of the following:

	November 30,	May 31,
	2024	2024
Equity investments measured at fair value	$1,916	$2,359
Equity investments under measurement alternative	5,500	5,500
Total	$7,416	$7,859

Note 10. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of November 30, 2024, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit in the amounts of €7,000 and €500. These lines bear interest at Euro Short-Term Rate ("ESTR") plus 2.50% and Euro Interbank Offered Rate ("EURIBOR") plus 4.00%, respectively. As of November 30, 2024, a total of €7,313 ($7,751) was drawn down from the total available credit of €7,500. The operating line of credit for €7,000 is secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn, Germany production facility and underlying real property. The operating line of credit for €500 is unsecured.

American Beverage Crafts Group Inc. ("ABC Group"), a subsidiary of the Company, has a revolving credit facility of $30,000, which bears interest at SOFR plus an applicable margin. As of November 30, 2024, the Company has drawn down $10,000 on the revolving line of credit. The revolving credit facility is secured by ABC Group's assets and includes a corporate guarantee by a subsidiary of the Company.

Note 11. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	November 30,	May 31,
	2024	2024
Trade payables	$99,077	$105,392
Accrued liabilities	87,871	92,424
Litigation accrual	19,610	24,378
Accrued payroll and employment related taxes	4,523	6,154
Income taxes payable	1,380	4,092
Accrued interest	5,161	4,217
Sales taxes payable	4,046	5,300
Total	$221,668	$241,957

Note 12. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	November 30,	May 31,
	2024	2024
Credit facility - C$66,000 - Canadian prime interest rate plus an applicable margin, 3-year term, with a 10-year amortization, repayable in blended monthly payments, due in November 2025	$35,500	$39,420
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	9,533	10,212
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	11,700	12,422
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	213	263
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	2,018	2,089
Term loan ‐ €1,500 ‐ at 2.00%, 5‐year term, repayable in quarterly installments of €94 plus interest, due in April 2025	205	417
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	2,745	3,151
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 to $69, due in October 2030	19,787	20,066
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $2,250 due in June 2028	83,813	86,626
Carrying amount of long-term debt	165,514	174,666
Unamortized financing fees	(805)	(808)
Net carrying amount	164,709	173,858
Less principal portion included in current liabilities	(15,838)	(15,506)
Total non-current portion of long-term debt	$148,871	$158,352

Note 13. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	November 30,	May 31,
	2024	2024
5.20% Convertible Notes ("TLRY 27")	$122,735	$129,583
5.25% Convertible Notes ("APHA 24")	—	330
Total	122,735	129,913
Deduct - current portion	—	330
Total convertible debentures payable, non current portion	$122,735	$129,583

TLRY 27 Notes

	November 30,	May 31,
	2024	2024
5.20% Contractual debenture	$172,500	$172,500
Debt settlement	(16,500)	—
Unamortized discount	(33,265)	(42,917)
Net carrying amount	$122,735	$129,583

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

On  September 12, 2024 and November 4, 2024, the Company exchanged $7,500 and $9,000 of its TLRY 27 Notes for cancellation, respectively, by issuing 10,034,635 Common Stock and paying $290 of cash to settle both principal and accrued interest. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $4,931 reduction of additional paid-in capital in the Consolidated Statements of Changes in Equity. Additionally, this repurchase resulted in a gain of $679 which was recorded in other non-operating (losses) gains, net as shown in Note 24 (Non-operating income (expense)). Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by 3,682,609 shares which were then returned as Treasury Stock. As of  November 30, 2024 and May 31, 2024, a total of 34,817,391 and 38,500,000 shares remained outstanding under the share lending arrangement, respectively.

During the three and six months ended November 30, 2024, the Company recognized interest expense of $2,133 and $4,375 and accretion of amortized discount interest of $2,919 and $5,985 respectively. During the three and six months ended November 30, 2023, the Company recognized interest expense of $2,423 and $4,485 and accretion of amortized discount interest of $2,829 and $5,624.

As at  November 30, 2024, there was $156,000 principal outstanding compared to $172,500 principal outstanding as at May 31, 2024.

APHA 24 Notes

	November 30,	May 31,
	2024	2024
5.25% Contractual debenture	$—	$350,000
Debt settlement	—	(349,670)
Fair value adjustment	—	—
Net carrying amount	$—	$330

The APHA 24 convertible debentures, were entered into in April 2019, in the principal amount of $350,000, bore interest at a rate of 5.25% per annum, and were payable semi-annually in arrears on June 1 and December 1 of each year, and matured on June 1, 2024 (the "APHA 24 Notes"). On June 1, 2024, the Company repaid the remaining principal of the APHA 24 Notes in cash upon maturity.

Note 14. Warrant liability

As of November 30, 2024 and May 31, 2024, there were 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring September 17, 2025. Each warrant is exercisable for one Common Stock of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues Common Stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the six months ended November 30, 2024, the Company issued shares of its Common Stock which triggered the anti-dilution price protection feature and, accordingly, lowered the exercise price of each warrant to $1.29. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of Common Stock due to be issued multiplied by any trading price of the Common Stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered Common Stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

Using the Black Scholes pricing model (Level 3), the Company has estimated the fair value of the warrants outstanding as of  November 30, 2024 to be $0.273 per warrant. In applying the Black Scholes pricing model (Level 3), the Company utilized the following assumptions: a risk-free interest rate of 3.23%, an expected volatility of 50%, an expected term of 0.80 years, strike price of $1.29 and fair value of Common Stock of $1.34.

The expected volatility assumption utilized in the Black Scholes pricing model (Level 3) was calculated using both the historical and implied volatility of the Company’s Common Stock.

Note 15. Stockholders' equity

Issued and outstanding

Pursuant to its Fourth Amended and Restated Certificate of Incorporation, the total number of shares that the Company is authorized to issue is 1,208,000,000 shares, of which 1,198,000,000 shares shall be Common Stock (the “Common Stock”), and 10,000,000 shares of which shall be Preferred Stock (the “Preferred Stock”). As of  November 30, 2024, the Company had issued and outstanding 929,257,945 shares of Common Stock, 3,682,609 shares of Treasury Stock (the “Treasury Stock”) and no Preferred Stock. Historically, the Company has issued shares of its Common Stock in consideration for acquisitions and other strategic transactions, settlement of convertible notes, settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the six months ended November 30, 2024, the Company issued the following shares of Common Stock:

a)

67,210,864 shares of Common Stock pursuant to its At-the-Market (“ATM”) program, which generated gross proceeds of $114,342 and net proceeds of $111,516, after deducting $2,826 in commissions and other fees associated with these issuances.

b)

10,034,635 shares of Common Stock to exchange the aggregate principal of $16,500 of its TLRY 27 Notes for cancellation. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $4,931 reduction of additional paid-in capital. Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by approximately 3,682,609 shares which were then returned as Treasury Stock, see Note 13 (Convertible debentures payable).

c)	13,217,588 shares of Common Stock to settle dividends payable to the non-controlling shareholders of Aphria Diamond in the amount of $23,824.
d)	6,869,485 shares of Common Stock in connection with the exercise of previously awarded stock-based compensation awards.

During the six months ended November 30, 2024, the Company granted 13,346,266 time-based Restricted Stock Units ("RSUs"), and no performance-based RSUs. During the six months ended November 30, 2023, the Company granted 11,588,537 time-based RSUs and 7,566,146 performance-based RSUs. In connection with the 7,566,146 performance-based RSUs that were issued, the performance conditions associated with such awards will not be determined and adopted until a future date and, therefore, the grant date has not been met for accounting purposes and no amounts have been recorded within the Consolidated Statement of Loss. The Company's total stock-based compensation expense from RSUs incurred for the three and six months ended November 30, 2024 was $7,237 and $14,154, respectively, compared to $8,201 and $16,458 for the three and six months ended  November 30, 2023, respectively.

Note 16. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation gain (loss) as follows:

Total
Balance May 31, 2023	$(46,610)
Other comprehensive income (loss)	3,049
Balance August 31, 2023	$(43,561)
Other comprehensive income (loss)	5,194
Balance November 30, 2023	$(38,367)

Balance May 31, 2024	$(43,499)
Other comprehensive income (loss)	3,622
Balance August 31, 2024	$(39,877)
Other comprehensive income (loss)	(8,080)
Balance November 30, 2024	$(47,957)

Note 17. Non-controlling interests

The following are majority-owned subsidiaries of the Company and the percentage of ownership interest maintained by the Company is set forth in the parenthetical:  SH Acquisition (68%), CC Pharma Nordic ApS (75%), Aphria Diamond (51%), and Colcanna S.A.S. (90%).

The following table provides a summary of certain balance sheet information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there is a non-controlling interest as of November 30, 2024:

	SH	CC Pharma	Aphria	ColCanna	November 30,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Current assets	$—	$14	$57,936	$49	$57,999
Non-current assets	32,000		116,314	3,213	151,527
Current liabilities	—	(17)	(123,533)	(6,894)	(130,444)
Non-current liabilities	—		(25,095)	(1,452)	(26,547)
Net assets	$32,000	$(3)	$25,622	$(5,084)	$52,535

The following table provides a summary of certain balance sheet information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there is a non-controlling interest as of May 31, 2024:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Current assets	$—	$12	$95,720	$3	$95,735
Non-current assets	32,000	—	124,675	3,637	160,312
Current liabilities	—	(9)	(130,945)	(6,913)	(137,867)
Non-current liabilities	—	—	(24,482)	(1,452)	(25,934)
Net assets	$32,000	$3	$64,968	$(4,725)	$92,246

The following table provides a summary of certain income statement information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there is a non-controlling interest for the six months ended November 30, 2024:

	SH	CC Pharma	Aphria	ColCanna	November 30,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Revenue	$—	$—	$36,429	$—	$36,429
Total expenses	—	5	26,919	793	27,717
Net (loss) income	—	(5)	9,510	(793)	8,712
Other comprehensive (loss) income	—	(1)	(796)	434	(363)
Net comprehensive (loss) income	$—	$(6)	$8,714	$(359)	$8,349
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	—	(2)	4,270	(36)	4,232
Net comprehensive (loss) income attributable to NCI	$—	$(2)	$4,270	$(36)	$4,232

The following table provides a summary of certain income statement information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there is a non-controlling interest for the six months ended November 30, 2023:

	SH	CC Pharma	Aphria	ColCanna	November 30,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Revenue	$—	$—	$57,078	$—	$57,078
Total expenses	—	54	32,803	(519)	32,338
Net (loss) income	—	(54)	24,275	519	24,740
Other comprehensive (loss) income	—	(30)	404	(222)	152
Net comprehensive (loss) income	$—	$(84)	$24,679	$297	$24,892
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	—	(21)	12,093	30	12,102
Additional income attributable to NCI	—	—	6,554	—	6,554
Net comprehensive (loss) income attributable to NCI	$—	$(21)	$18,647	$30	$18,656

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

The Company reported income tax expense of $2,036 and $2,922 for the three and six months ended November 30, 2024, and income tax (recovery) expense of $(3,380) and $3,884 for the three and six months ended November 30, 2023. The income tax benefit in the current period varies from the US statutory income tax rate and prior period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 19. Commitments and contingencies

Purchase and other commitments

The Company has financial commitments on long-term debt, refer to Note 12 (Long-term debt), convertible notes, refer to Note 13 (Convertible debentures payable), material purchase commitments and construction commitments as follows:

	Total	2025	2026	2027	2028	Thereafter
Long-term debt repayment	$165,514	$15,838	$36,201	$12,103	$69,104	$32,268
Convertible debentures payable	156,000	—	—	156,000	—	—
Material purchase obligations	63,615	35,378	28,237	—	—
Construction commitments	1,078	1,078	—	—	—	—
Total	$386,207	$52,294	$64,438	$168,103	$69,104	$32,268

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

There have been no material changes in the legal proceedings since our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, except with respect to the legal proceedings disclosed below:

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

On March 17, 2023, the arbitrator awarded Dickson $3,734 in damages, plus amounts for pre-judgment, and double damages under a Washington state wage payment statute (the “Arbitration Award”). Tilray’s counterclaim was denied by the Arbitrator. On May 23, 2023, the arbitrator issued a supplemental award which provided that Dickson was entitled to recover attorney fees and costs from Tilray in connection with the arbitration.  On February 27, 2024, the U.S. District Court for the Western District of Washington dismissed as moot Tilray’s petition to vacate, modify or correct the Arbitration Award, granting Dickson’s responding motion to dismiss on the basis that the U.S. District Court for the Western District of Washington lacked personal jurisdiction over Dickson. On March 15, 2024, Tilray filed its notice of appeal of the decision of the U.S. District Court for the Western District of Washington to the U.S. Court of Appeals for the Ninth Circuit. On August 8, 2024, the District Court in Minnesota confirmed the Arbitration Award. A judgment on the Arbitration Award was entered by the Court on August 12, 2024, and, following a motion by Dickson to correct the judgment, became final on September 27, 2024. Tilray filed a notice of appeal to the U.S. Court of Appeals for the Eighth Circuit. In October 2024, the parties entered into a settlement agreement and Tilray paid Dickson the amount of the Arbitration Award, concluding the litigation.

Nabil Salama v. Tilray Brands, Inc., et. al

On November 6, 2024, Tilray disclosed in a Current Report on Form 8-K that a lawsuit was commenced against it and its directors, captioned Nabil Salama v. Tilray Brands, Inc., et. al (C.A. No. 2024-1124-JTL).

This lawsuit was filed on October 31, 2024 on behalf of a putative class of stockholders and alleged that (a) Tilray’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) incorrectly applied a majority-of-votes-cast voting standard for approval of the proposal to increase the number of shares of Common Stock authorized for issuance (the “2024 Authorized Shares Proposal”), (b) the proposal increasing the number of shares of Common Stock authorized for issuance (the “2023 Authorized Shares Proposal” and together with the 2024 Authorized Shares Proposal, the “Authorized Shares Proposals”) was not validly approved by the stockholders under a majority-of-votes-cast voting standard, and any related issuances of Common Stock were and are not validly authorized, and (c) the named directors of Tilray have breached their fiduciary duties by failing to make accurate disclosures regarding the Authorized Shares Proposals in the 2024 Proxy Statement and 2023 Proxy Statement.

On November 27, 2024, the Court of Chancery of the State of Delaware ruled in favor of Tilray and granted summary judgment for Tilray and its directors. Specifically, the Court held that Tilray correctly applied a majority-of-votes-cast voting standard to its Authorized Shares Proposals.

On December 4, 2024, Plaintiff filed a notice of appeal from the Court’s order granting summary judgment. Tilray intends to contest this appeal, which it believes to be without merit.

Summary of litigation accruals

As described in Note 11 (Accounts payable and accrued liabilities), the total estimated litigation expense accrual included in accrued liabilities as of  November 30, 2024 and May 31, 2024 was $19,610. and $24,378 respectively. This estimated accrual is intended to cover various ongoing litigation matters with probable losses that can be reasonably estimated.

Note 20. Net revenue

The Company reports Net revenue in four reporting segments: beverage, cannabis, distribution, and wellness. Net Revenue for the three and six months ended November 30, 2024 and November 30, 2023 were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Beverage revenue	$66,861	$49,651	$126,024	$74,990
Beverage excise taxes	(3,780)	(3,146)	(6,971)	(4,323)
Net beverage revenue	63,081	46,505	119,053	70,667
Cannabis revenue	87,208	94,556	168,402	191,440
Cannabis excise taxes	(21,556)	(27,442)	(41,501)	(53,993)
Net cannabis revenue	65,652	67,114	126,901	137,447
Distribution revenue	67,611	67,223	135,682	136,380
Wellness revenue	14,606	12,929	29,358	26,226
Total	$210,950	$193,771	$410,994	$370,720

Note 21. Cost of goods sold

The Company reports Cost of goods sold in four reporting segments: beverage, cannabis, distribution, and wellness. Cost of goods sold for the three and six months ended November 30, 2024 and November 30, 2023 were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Beverage costs	37,925	$30,513	70,975	$41,779
Cannabis costs	42,475	46,472	79,529	96,989
Distribution costs	59,207	60,147	119,345	121,615
Wellness costs	10,123	9,230	20,219	18,732
Total	$149,730	$146,362	$290,068	$279,115

Note 22. General and administrative expenses

General and administrative expenses for the three and six months ended November 30, 2024 and November 30, 2023 were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Salaries and wages	$22,726	$19,119	$44,293	$35,894
Office and general	9,458	8,065	18,718	16,233
Stock-based compensation	7,237	8,201	14,154	16,458
Insurance	3,155	2,499	5,610	6,348
Professional fees	1,126	2,503	2,304	4,002
(Gain) loss on sale of capital assets	(505)	(23)	(531)	(20)
Travel and accommodation	1,754	1,374	3,247	2,481
Rent	1,046	1,575	2,315	2,433
Total	$45,997	$43,313	$90,110	$83,829

Note 23. Restructuring charges

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred restructuring and exit costs associated with the integration efforts of these transactions. In connection with these efforts, the Company recognized $6,869 and $11,116 of restructuring charges for the three and six months ended November 30, 2024 compared to $2,655 and $3,570 for the prior year period. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed. All amounts incurred as of  November 30, 2024 have been paid.

Within the Cannabis segment, our restructuring costs predominantly related to the HEXO acquisition, which are expected to be completed within 24 months from the original acquisition, which occurred June 2023. In the six months ended November 30, 2024, we recognized $5,892 of expenses related to employee termination severance and benefits and other costs related to the conversion of the HEXO Quebec cultivation facility from cannabis to produce (which is currently held for sale), the optimization of our Redecan facilities, and $619 of restructuring charges related to the remaining costs of exiting the Truss facility following its sale to a third party in the fiscal year ended May 31, 2024. Additionally, the Company recognized $357 of cost associated winding down the Fort Collins warehouse (which is currently held for sale), and $649 of cost associated with the winding down of our Avanti facility, the closure of which was announced during the quarter ended  November 30, 2024.

Within the beverage segment, the Company recognized $990 of expenses related to employee termination severance and benefits and $791 of costs associated with the consolidation of production sites through the integration of the Craft Acquisition and the Craft Acquisition II. Additionally, the Company recognized $500 of restructuring charges related to terminating a legacy storage agreement from the Craft Acquisition. We expect to transition to a new storage facility in the fourth quarter of fiscal year May 31, 2025.

Within the distribution segment, the Company recognized $234 of restructuring charges related to the divestiture of its retail pharmacy location in Argentina.

Lastly, for the three and six months ended November 30, 2024, the Company recognized $1,084 of costs associated with the investment held in Superhero Acquisition Corp. as a result of MedMen’s ongoing restructuring and liquidation undertakings.

Note 24. Non-operating income (expense), net

Non-operating income (expense), net for the three and six months ended November 30, 2024 and November 30, 2023 were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Change in fair value of convertible debenture payable	$—	$(3,894)	$—	$(6,041)
Change in fair value of warrant liability	862	6,247	1,558	(1,951)
Foreign exchange gain (loss)	(33,797)	(1,024)	(21,916)	5,243
(Loss) gain on long-term investments	(27)	459	(66)	350
Other non-operating (losses) gains, net	(293)	(967)	(185)	(1,182)
Total	$(33,255)	$821	$(20,609)	$(3,581)

The other non-operating (losses) gains, net for the three and six months ended November 30, 2024, were losses of ($293) and ($185), respectively. The other non-operating (losses) gains, net were mainly comprised of a gain of $679 resulting from the exchange transaction of the TLRY 27 Note, see Note 17 (Convertible debentures payable) and a loss of ($950) to settle outstanding notes with the non-controlling interest shareholder.

Note 25. Fair value measurements

Financial instruments

The Company's classification of its financial instruments are described in Note 3 (Significant accounting policies) in the Notes to our Annual Financial Statements.

The carrying values of marketable securities, accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

On  November 30, 2024 and  May 31, 2024, the Company had long-term debt of $2,950 and $3,568, respectively, and the principal portion of convertible debentures payable of $156,000 and $172,830, respectively, subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2024 and  May 31, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				November 30,
	Level 1	Level 2	Level 3	2024
Financial assets
Cash and cash equivalents	$189,698	$—	$—	$189,698
Marketable securities	62,551	—	—	62,551
Convertible notes receivable	—	—	32,000	32,000
Equity investments measured at fair value	935	981	5,500	7,416
Financial liabilities
Warrant liability	—	—	(1,695)	(1,695)
Contingent consideration	—	—	(15,000)	(15,000)
APHA 24 Convertible debenture	—	—	—	—
Total recurring fair value measurements	$253,184	$981	$20,805	$274,970

				May 31,
	Level 1	Level 2	Level 3	2024
Financial assets
Cash and cash equivalents	$228,340	$—	$—	$228,340
Marketable securities	32,182	—	—	32,182
Convertible notes receivable	—	—	32,000	32,000
Equity investments measured at fair value	919	1,440	5,500	7,859
Financial liabilities
Warrant liability	—	—	(3,253)	(3,253)
Contingent consideration	—	—	(15,000)	(15,000)
APHA 24 Convertible debenture	—	—	(330)	(330)
Total recurring fair value measurements	$261,441	$1,440	$18,917	$281,798

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

The warrants associated with the warrant liability are classified as Level 3 derivatives. Consequently, the estimated fair value of the warrant liability is determined using the Black-Scholes pricing model. Until the warrants are exercised, expire, or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity, the warrant liability (which relates to warrants to purchase shares of Common Stock) is marked-to-market each reporting period with the change in fair value recorded as the change in fair value of warrant liability within the consolidated statements of loss and comprehensive loss. Any significant adjustments to the unobservable inputs disclosed in the table below would have a direct impact on the fair value of the warrant liability.

A portion of the consideration to be paid in connection with the Company’s acquisition of Montauk Brewing is contingent upon the achievement of certain financial measures as of December 2025. If achieved, such contingent consideration is payable in cash. The contingent consideration amount was estimated by applying a probability of achievement of 100% on the $15,000 sales earn-out component and 0% on the remaining criteria, which is not expected to be achieved. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3.

During the six months ended November 30, 2024, a decrease in fair value of $nil was recognized compared to a decrease of fair value of $10,584 in the period ended  November 30, 2023 for the contingent consideration from the SweetWater acquisition as a result of not achieving the incentive targets.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

					APHA 24
	Convertible	Equity	Warrant	Contingent	Convertible
	notes receivable	Investments	Liability	Consideration	Debt
Balance, May 31, 2024	$32,000	$5,500	$(3,253)	$(15,000)	$(330)
Additions/(Repayments)	—	—	—	—	330
Unrealized gain (loss) on fair value	—	—	1,558	—	—
Balance, November 30, 2024	$32,000	$5,500	$(1,695)	$(15,000)	$—

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in the consolidated statements of loss and comprehensive loss using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
Warrant liability	Black-Scholes	Volatility,	50%
		expected life (in years)	0.8
Contingent consideration	Discounted cash flows	Discount rate,	11%
		Probability of achievement	100% and 0%

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

Note 26. Segment reporting

Information reported to the Chief Operating Decision Maker (“CODM”) for the purpose of resource allocation and assessment of segment performance focuses on the nature of the operations. The Company operates in four reportable segments: (1) beverage operations, which encompasses the production, marketing and sale of beverage and beverage products, (2) cannabis operations, which encompasses the cultivation, production, distribution, sale, co-manufacturing and advisory services of both medical and adult-use cannabis, (3) distribution operations, which encompasses the purchase and resale/distribution of pharmaceuticals products to wholesale and pharmacy customers, and (4) wellness products, which encompasses hemp foods and hemp-derived consumer products. This structure is in line with how our Chief Operating Decision Maker (“CODM”) assesses our performance and allocates resources.

Operating segments have not been aggregated and asset information by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources.

Segment gross profit from external customers:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Beverage
Net beverage revenue	$63,081	$46,505	$119,053	$70,667
Beverage costs	37,925	30,513	70,975	41,779
Beverage gross profit	25,156	15,992	48,078	28,888
Cannabis
Net cannabis revenue	65,652	67,114	126,901	137,447
Cannabis costs	42,475	46,472	79,529	96,989
Cannabis gross profit	23,177	20,642	47,372	40,458
Distribution
Distribution revenue	67,611	67,223	135,682	136,380
Distribution costs	59,207	60,147	119,345	121,615
Distribution gross profit	8,404	7,076	16,337	14,765
Wellness
Wellness revenue	14,606	12,929	29,358	26,226
Wellness costs	10,123	9,230	20,219	18,732
Wellness gross profit	$4,483	$3,699	$9,139	$7,494

Channels of Cannabis revenue were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Revenue from Canadian medical cannabis	$6,673	$6,288	$12,934	$12,430
Revenue from Canadian adult-use cannabis	59,077	72,048	116,312	143,243
Revenue from wholesale cannabis	6,593	4,289	12,100	9,584
Revenue from international cannabis	14,865	11,931	27,056	26,183
Less excise taxes	(21,556)	(27,442)	(41,501)	(53,993)
Total	$65,652	$67,114	$126,901	$137,447

There were no advisory services revenue associated with the HEXO commercial transaction agreements for the three and six months ended November 30, 2024. There were $nil and $1,500 in advisory services revenue associated with the HEXO commercial transaction agreements for the three and six months ended November 30, 2023.

Geographic net revenue:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
USA	$71,753	$53,374	$135,633	$84,863
Canada	56,720	61,245	112,625	123,277
EMEA	79,254	75,292	156,926	154,996
Rest of World	3,223	3,860	5,810	7,584
Total	$210,950	$193,771	$410,994	$370,720

Geographic capital assets:

	November 30,	May 31,
	2024	2024
USA	$200,667	$141,314
Canada	256,828	313,359
EMEA	93,703	99,921
Rest of World	3,221	3,653
Total	$554,419	$558,247

Major customers are defined as customers that are materially significant to the Company’s annual revenues. For the three and six months ended November 30, 2024 and 2023, there were no major customers representing a material contribution to our quarterly revenues.

Note 27. Subsequent Events

From  December 2, 2024 to December 11, 2024, the Company issued an additional 8,351,253 shares in connection with the Company’s ATM Program, thereby generating gross proceeds of $11,064. The Company netted proceeds of $10,843 after commissions and other fees associated with these issuances in the amount of $221.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and the related Notes thereto for the period ended November 30, 2024 contained in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, as well as  in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 and in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Trends and Other Factors Affecting Our Business

Beverage market trends:

Within the beverage category, we expect the following key trends to shape the near-term outlook in this segment:

-

Beverage Distribution. In furtherance of our strategic vision, we have reevaluated and initiated a refined craft beer strategy focused on enhancing our relevance within home markets on mission critical items, focusing on our core brands in their core markets. Through targeted efforts, we continue to strategically adjusted our portfolio mix and distribution geography with our over 700 distributors to refine our craft beer strategy, enhancing our relevance and focusing resources on our core markets as part of our portfolio rationalization initiatives.

-

Innovation. Recognizing the evolving consumer landscape and the burgeoning demand for alternative beverage options, we have prioritized innovation and portfolio diversification. Our recent endeavors include launching a lineup of Hemp Derived Delta-9 (HD-D9) products, Non-Alcoholic beverages, water through our Liquid Love brand, flavored malt beverages, and Energy drinks. These strategic innovations underscore our commitment to offering high-quality options across diverse beverage categories, positioning us for sustained growth and differentiation in the competitive beverage segment.

-

Brew Pubs. Following our recent Craft Acquisition on September 29, 2023 and the Craft Acquisition II effective September 1, 2024, we operate 20 brew pubs including our Breckenridge Distillery restaurant in geographic regions across the U.S. that are located in close proximity to the production of our craft brands.  An important part of our strategic plan for our beverage operations centers on Brew Pubs to promote and showcase the distinct, regional positioning of our craft beer brands and enhance brand recognition to help drive revenue growth. We believe that our brew pub strategy allows us to curate unique small batch product offerings in targeted test markets to help drive effective product innovation.

In the spirits category, Breckenridge Distillery stands out as a beacon within the bourbon industry, making notable strides in vodka and gin markets while offering a comprehensive hospitality experience through its world-class restaurant and retail location. Our primary growth objective centers on expanding market share across the United States. To fuel future expansion, we prioritize showcasing our exceptional product quality and introducing innovative new offerings. Recent accolades, including Double Gold awards at prestigious competitions such as Breckenridge Reserve Port Cask Finish being named the World’s best finished Bourbon at the 2024 World Whiskies Awards and strategic product placements, we believe underscore our brand's growing recognition and appeal. Despite prevailing challenges within the overall spirits market, we believe our focus on whiskey—a resilient segment— positions us for continued growth fueled by innovative product introductions and expanded market presence.

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve given how nascent the industry is with federal legalization of adult-use cannabis occurring just over five years ago. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the Canadian cannabis industry:

-

Market share. Tilray continues to lead the Canadian market with the highest cannabis revenue in Canada. However, during the quarter, we experienced a marginal dip in market share in Canada from 9.8% to 9.4% from the immediately preceding quarter, as reported by Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate. The current period decrease in market share reflects our efforts to preserve margin in specific categories experiencing the most price compression.

-

Price compression. Historical price compression in specific categories is expected to persist in the market, intensified by fierce competition among the approximately 1,000 Licensed Producers in Canada. The fixed impact of excise per gram, notwithstanding the decline in average selling prices, further compounds these challenges, and has promoted ongoing industry lobbying efforts.

International cannabis trends:

We are a global leader in the development, production, distribution, marketing and sale of pharmaceutical-grade medical cannabis products.  The cannabis industry in Europe is still in its early stages of development and countries within Europe are at different stages of medical and adult-use cannabis legalization. The most meaningful progress to date has been the legalization and regulation of cannabis for medical purposes which has now taken place in more than 15 countries representing a population of more than 350 million people (Germany, UK, Italy, Poland, Netherlands, Czech Republic, Greece, Portugal, Austria, Switzerland, Denmark, Croatia, Malta, Luxembourg, Ukraine, Ireland, and Israel). Beyond this, some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Czech Republic), some are engaging in experiments for adult-use legalization (Germany, Netherlands and Switzerland) and some are debating regulations for cannabinoid-based medicine (France and Spain). In Europe, we believe that, despite continuing recessionary economic conditions, political uncertainty in various countries and the continuing Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. This is evidenced by the recently adopted cannabis regulations in Germany, which we believe will serve as a catalyst for continued changes in drug policy throughout Europe.  Outside of Europe and North America, the cannabis industry is also in its early stages of development with Australia and New Zealand representing some of the larger markets.

We continue to believe that Tilray remains uniquely positioned to maintain and gain significant market share in the markets in which we participate. We benefit from our end-to-end vertically-integrated infrastructure and well-placed investments, which are comprised of two EU-GMP cultivation facilities within Europe located in Portugal and Germany; our fully owned route-to-market encompassing sales, marketing and distribution infrastructure in Germany, Australia and Italy; a network of leading distributors who we work with in the various other countries in which we participate; and, our extensive genetics portfolio and demonstrated commitment and expertise related to the cultivation and production of high-quality, safe cannabis products.  Tilray’s International business also benefits from the depth and breadth of knowledge, experience, relationships and infrastructure we have gleaned from our leading participation and investment into the Canadian medical and adult-use markets. We believe that these assets and attributes, combined with our ability to navigate complex regulatory environments, will continue to drive our leadership in international medical markets and allow us to successfully enter new markets as they adopt medical cannabis and potentially adult-use regulations and may also serve to support a potential U.S. participation in the event of federal legalization.

Germany. Today, Germany remains the largest medical cannabis market in Europe.

On April 1, 2024, the Cannabis Act, consisting of two parts, the CanG and MedCanG, was signed into law by the Office of the Federal President and decriminalization and MedCanG portions of the Cannabis Act became effective. The MedCanG provides for several important medical cannabis reforms including the reclassification of medical cannabis from a narcotic to non-narcotic and the abolishment of the tender for domestic production, which has been replaced with a regular licensing scheme under the authority of the Federal Institute for Drugs and Medical Devices (the “BfArM”). Three licenses for domestic cultivation have been issued, with Tilray receiving the first one. The foreseen enhanced accessibility to medical cannabis due to non-narcotic prescriptions has had the desired effect. The prescription numbers have risen since April 1, 2024 and, accordingly, we have seen a significant increase in our business in Germany where we supply the market with a wide range of medical cannabis extracts and whole flower. In addition, the Federal Joint Committee (the “G-BA”) which issues directives for the German health insurance funds, enacted a resolution in July 2024 allowing for a significant reduction of reservation of approval. This is expected to have a positive market effect, allowing more doctors and specialists to be able to prescribe medical cannabis without receiving prior approval from statutory insurers. Tilray is well positioned to benefit from this change given our leading market share within the medical cannabis extracts segment that tends to have high levels of insurance coverage.

We continue to believe that Tilray is well-positioned in Germany, especially considering the enactment of MedCanG and given that we are one of only three manufacturers of medical cannabis in Germany since our wholly owned subsidiary, Aphria RX, was awarded the first license for the cultivation of medical cannabis in Germany by the BfArM under the liberalized regime. Said license will improve our ability to meet the needs of patients and provide cannabis of the utmost quality and enhanced availability to a broader market.

Poland.  In Poland, cannabis was legalized for medical use in 2018 and is prescribed to patients by a physician and dispensed by pharmacies.  Today, all doctors in Poland are allowed to prescribe medical cannabis and it is a self-pay  market as med‐ical cannabis is not refundable by the Polish health service. Tilray is a leading supplier of medical cannabis in Poland through our network of distributor partnerships.  We predominantly supply the market with whole flower medical cannabis products.

United Kingdom.  Since November 2018, doctors in the UK have been able to prescribe medical cannabis for medicinal use for patients with medical conditions that had failed to respond to first-line medications.  The market today is predominantly all self-pay and prescriptions are facilitated by private clinics.  Today, we supply the UK market with mainly whole flower products through our distributor partner.

Ireland. In June 2019, the Minister for Health signed legislation allowing for the operation of the Medical Cannabis Access Programme (“MCAP”) on a pilot basis for five years. The MCAP allows a medical consultant to prescribe a cannabis-based treatment for a narrow set of specified medical conditions, where the patient has failed to respond to standard treatment. Reimbursement is available for products which have received the appropriate approvals. Tilray was one of the first players to enter the Irish market and is one of a few suppliers which has received approval for its products to be prescribed and to have been granted reimbursement status. Today, we supply our approved extract product to Ireland through our distribution partner.

Italy.  In May 2023, Tilray Medical received authorization from Italy’s Ministry of Health to distribute three new medical cannabis compounds. These medical cannabis compounds are distributed by FL Group, our wholly-owned subsidiary, to pharmacies across Italy.  With FL Group, we have an established broad national pharmaceutical distribution network in Italy, where medical cannabis is prescribed by doctors and reimbursed by the healthcare system to eligible patients.

Australia. In 2016, the Australian Government legalized medicinal cannabis, which is regulated by the Therapeutic Goods Administration.  Medical cannabis is prescribed by a doctor but there is no coverage under the Pharmaceutical Benefits Scheme.  Tilray Medical suppliers the market with wide portfolio of medical cannabis extracts as well as whole flower products.  We see increased differentiation between the physician-led and the patient-led channels.  In response, we launched the Broken Coast, Redecan and Good Supply brands and products, which provides the patient with a segmented portfolio of products while we continue to deliver on the trust, safety and consistency that has become expected from our Tilray Medical brand.

New Zealand. In April 2020, the New Zealand Government enacted the Medicinal Cannabis Scheme which allows for the prescription of medical cannabis products. All medical cannabis products in New Zealand must meet the Minimum Quality Standards (“MQS”) which are set by government to ensure the quality and consistency of products. Any medicinal cannabis product that has either been verified against the MQS or approved as a medicine can be prescribed without specialist recommendation or Ministerial approval and there are no specific indications for which medical cannabis must be prescribed. As one of the first companies to supply medical cannabis in New Zealand, Tilray Medical holds a leading position and continues to supply a broad portfolio of whole flower and extracts products to the growing market via our distribution partner.

Wellness market trends:

Manitoba Harvest’s US branded business grew 6.2% in multi-outlet consumption during the six months ended November 30, 2024 from the prior year period, further establishing its leading market share position with the brand’s top five customers all seeing growth. The Company continues to focus on value-added innovation within the wellness space with the launch of Superseed Snack Clusters in partnership with Whole Foods Market as well as continued emphasis on The Humble Seed, a seed-forward cracker brand which was purchased earlier this year.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business, on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration and restructuring costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the six months ended November 30, 2024, we incurred $2.0 million of transaction expenses, as discussed further below.

Effective September 1, 2024, Tilray acquired a portfolio of four craft brands and breweries comprised of Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing from Molson, see Note 7 (Business Acquisition). We expect that this recent acquisition furthers the execution of our beverage strategy, which we believe will have positive impacts on our beverage segment leading to increased revenues and whitespace penetration.

Beverage segment Project 420:

In December 2020, we entered the beverage category with the acquisition of SweetWater Brewing Company, one of the largest independent craft brewers in the U.S. by volume, with the vision of creating a larger and more diversified global lifestyle consumer products company.

This initial acquisition provided us with a foundation to pursue additional acquisitions in the beverage category and scale our business on a national basis. We acquired Alpine Beer Company, Green Flash and Breckenridge Distillery in December 2021, Montauk Brewing Company in November 2022, Craft Acquisition I in October 2023 and Craft Acquisition II in September 2024.

With Craft Acquisition I and Craft Acquisition II, we capitalized on opportunities to acquire additional beverage businesses that consisted of strong brands in decline and in need of investment in order to promote growth. To support the growth of these acquired brands and establish a clear path to profitability, we implemented Project 420, which is a comprehensive plan through which we expect to achieve our $25 million synergy plan based on the following initiatives:

-	Operational optimization: As we increase our operational footprint, the optimization of those facilities has been our focus. Accordingly, we continuously evaluate our beverage operational footprint and have identified redundancies in our manufacturing and warehousing assets. By integrating our operations, we are obtaining better utilization of our facilities, decreasing the amount of excess capacity and gaining efficiencies through improved fixed cost absorption.

-

Cost savings, cost avoidance and synergies: Our focus on cost savings, synergies and cost avoidance across our beverage segment has identified and, we are continuing to identify,  the elimination of duplicative fixed costs, procurement, distribution and back office costs.

-

Portfolio optimization/SKU Rationalization: Today, our Beverage segment consists of an expansive portfolio comprised of over 20 beverage brands in different categories consisting of craft beer, spirits and non-alcoholic options.  In response to the declining growth in the craft beer industry and consolidation of distributors, we worked with our distributors in various markets to streamline our portfolio to eliminate duplicative and slower growth products, which had the immediate effect of reducing revenue.  However, by eliminating these slower growing SKUs, we are able to focus our attention and resources on our higher growth SKUs and the introduction of new innovation, which we expect will accelerate our revenue growth in future quarters.  Going forward, we will continue to manage SKU performance within our portfolio on a “one in and one out basis” to maximize SKU productivity. In addition, in connection with our strategic review with the Boston Consulting Group, we are executing against our “regional jewel” strategy, which resulted in our conscious decision to delist certain SKUs in certain geographies that were not considered key markets for those brands.

For the six months ended November 30, 2024, our prioritization of certain products in key markets resulted in a reduction in net sales of approximately $6.0 million.  Additionally, our decision to discontinue certain SKUs due to market conditions led to an additional reduction in net sales of $2.0 million. For the fiscal year ended May 31, 2025, it is anticipated that the cumulative impact of these initiatives will result in a reduction of approximately $20.0 million in net sales, which we believe will be offset by the growth of our new product innovation, including in new beverage categories, and brand extensions over the next 18 months. It is important to note, however, that there is a lag between the discontinuation of the SKUs and the associated reduction in revenue, which has an immediate effect, and the acceleration of the growth of our existing SKUs and the introduction of new innovation and the associated increase in revenue, which takes time due to retailer resets. We also expect these efforts will lead to improved sales and margins, with benefits realized through lower selling costs, as well as reduced requirements for working capital through inventory reductions and an improvement in our cash conversion cycle.

-

Brand and business investment:  We have been and are continuing to increase our investment in the marketing, promotion and infrastructure of our recently acquired brands in order to reestablish their dominance in their core markets. Our intention is to fund this investment through the cost savings and synergies achieved through Project 420.

As of the end of the second quarter ended November 30, 2024, we achieved $17 million of the $25 million synergy plan.  However, these savings are not completely offsetting our investment at this time.  As a result, our Adjusted EBITDA for the three and six months ended November 30, 2024 was lower by $1.8 million and $3.2 million, respectively, as a result of our SKU rationalization.  Our operating cash flow in the quarter was also lower due to these investments.

Political and Economic Environment

Our results of operations may be affected by economic, political, legislative, regulatory, legal actions, global volatility and general market disruption resulting from geopolitical tensions, such as Russia's continued incursion into Ukraine, the ongoing events in the Middle East and political uncertainty in certain countries in Europe. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, government fiscal policies, and the recent banking credit crises can have a significant effect on operations.

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Net revenue	$210,950	$193,771	$17,179	9%	$410,994	$370,720	$40,274	11%
Cost of goods sold	149,730	146,362	3,368	2%	290,068	279,115	10,953	4%
Gross profit	61,220	47,409	13,811	29%	120,926	91,605	29,321	32%
Operating expenses:
General and administrative	45,997	43,313	2,684	6%	90,110	83,829	6,281	7%
Selling	16,162	7,583	8,579	113%	27,852	14,442	13,410	93%
Amortization	22,927	21,917	1,010	5%	44,731	44,142	589	1%
Marketing and promotion	9,720	9,208	512	6%	21,286	17,743	3,543	20%
Research and development	60	56	4	7%	165	135	30	22%
Change in fair value of contingent consideration	—	300	(300)	(100)%	—	(10,807)	10,807	(100)%
Litigation costs, net of recoveries	901	3,042	(2,141)	(70)%	2,496	5,076	(2,580)	(51)%
Restructuring costs	6,869	2,655	4,214	159%	11,116	3,570	7,546	211%
Transaction costs (income), net	802	1,094	(292)	(27)%	1,958	9,596	(7,638)	(80)%
Total operating expenses	103,438	89,168	14,270	16%	199,714	167,726	31,988	19%
Operating loss	(42,218)	(41,759)	(459)	1%	(78,788)	(76,121)	(2,667)	4%
Interest expense, net	(7,766)	(8,625)	859	(10)%	(17,608)	(18,460)	852	(5)%
Non-operating (expense) income, net	(33,255)	821	(34,076)	(4,151)%	(20,609)	(3,581)	(17,028)	476%
Loss before income taxes	(83,239)	(49,563)	(33,676)	68%	(117,005)	(98,162)	(18,843)	19%
Income tax expense (recovery), net	2,036	(3,380)	5,416	(160)%	2,922	3,884	(962)	(25)%
Net loss	$(85,275)	$(46,183)	$(39,092)	85%	$(119,927)	$(102,046)	$(17,881)	18%

Use of Non-GAAP Measures

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including references to:

●	adjusted gross profit (excluding purchase price accounting (“PPA”) fair value step up) for each reporting segment (Cannabis, Beverage, Distribution and Wellness) as applicable,

●	adjusted gross margin (excluding PPA fair value step up) for each reporting segment (Beverage, Cannabis, Distribution and Wellness) as applicable,

●	adjusted EBITDA,

●	cash and marketable securities, and

●	constant currency presentation of net revenue.

These non-GAAP financial measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with generally accepted accounting principles in the United States of America, ("GAAP"). These financial measures, which may be different than similarly titled financial measures used by other companies, are presented to help investors' overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Please see "Reconciliation of Non-GAAP Financial Measures to GAAP Measures" below for reconciliation of such non-GAAP Measures to the most directly comparable GAAP financial measures, as well as a discussion of our adjusted gross margin, adjusted gross profit and adjusted EBITDA measures and the calculation of such measures.

Constant Currency Presentation

We believe that this financial measure provides useful information to investors because it eliminates the effect that foreign currency exchange rate fluctuations may have on period-to-period comparability given the volatility in foreign currency exchange markets and therefore, provides greater transparency to the underlying performance of our consolidated net sales. To present this information for historical periods, current period net sales for entities reporting in currencies other than the U.S. Dollar are translated into U.S. Dollars at the average monthly exchange rate in effect during the corresponding period of the prior fiscal year rather than at the actual average monthly exchange rate in effect during the current period of the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

Cash and Marketable Securities

The Company combines the Cash and cash equivalent financial statement line item and the Marketable securities financial statement line item as an aggregate total as reconciled in the liquidity and capital resource section below. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its short-term liquidity position by combining these two GAAP metrics.

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

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
(in thousands of U.S. dollars)	2024	2023	2024	2023
Net beverage revenue	$63,081	$46,505	$119,053	$70,667
Net cannabis revenue	65,652	67,114	126,901	137,447
Distribution revenue	67,611	67,223	135,682	136,380
Wellness revenue	14,606	12,929	29,358	26,226
Beverage costs	37,925	30,513	70,975	41,779
Cannabis costs	42,475	46,472	79,529	96,989
Distribution costs	59,207	60,147	119,345	121,615
Wellness costs	10,123	9,230	20,219	18,732
Adjusted gross profit (excluding PPA step-up) (1)	62,596	52,110	122,477	101,412
Beverage adjusted gross margin (excluding PPA step-up) (1)	42%	38%	42%	44%
Cannabis adjusted gross margin (excluding PPA step-up) (1)	35%	35%	37%	35%
Distribution gross margin	12%	11%	12%	11%
Wellness gross margin	31%	29%	31%	29%
Adjusted EBITDA (1)	$9,017	$10,086	$18,351	$20,820
Cash and marketable securities (1) as at the period ended:	252,249	259,791	252,249	259,791
Working capital as at the period ended:	$428,815	$247,041	$428,815	$247,041

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

Segment Reporting

Our reporting segments net revenue is comprised of net revenues from our beverage, cannabis, distribution, and wellness operations, as follows:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Beverage business	$63,081	$46,505	$16,576	36%	$119,053	$70,667	$48,386	68%
Cannabis business	65,652	67,114	(1,462)	(2)%	126,901	137,447	(10,546)	(8)%
Distribution business	67,611	67,223	388	1%	135,682	136,380	(698)	(1)%
Wellness business	14,606	12,929	1,677	13%	29,358	26,226	3,132	12%
Total net revenue	$210,950	$193,771	$17,179	9%	$410,994	$370,720	$40,274	11%

Our reporting segment net revenue on a constant currency(1) basis is as follows:

	For the three months ended				For the three months ended
	as reported in constant currency				as reported in constant currency
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Beverage business	$63,081	$46,505	$16,576	36%	$119,053	$70,667	$48,386	68%
Cannabis business	65,853	$67,114	(1,261)	(2)%	128,645	137,447	(8,802)	(6)%
Distribution business	69,411	$67,223	2,188	3%	139,807	136,380	3,427	3%
Wellness business	14,629	$12,929	1,700	13%	29,569	26,226	3,343	13%
Total net revenue	$212,974	$193,771	$19,203	10%	$417,074	$370,720	$46,354	13%

Our geographic net revenue is as follows:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
USA	$71,753	$53,374	$18,379	34%	$135,633	$84,863	$50,770	60%
Canada	56,720	61,245	(4,525)	(7)%	112,625	123,277	(10,652)	(9)%
EMEA	79,254	75,292	3,962	5%	156,926	154,996	1,930	1%
Rest of World	3,223	3,860	(637)	(17)%	5,810	7,584	(1,774)	(23)%
Total net revenue	$210,950	$193,771	$17,179	9%	$410,994	$370,720	$40,274	11%

Our geographic net revenue on a constant currency(1) basis is as follows:

	For the three months ended				For the six months ended
	as reported in constant currency				as reported in constant currency
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of U.S. dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
USA	$71,753	$53,374	18,379	34%	$135,633	$84,863	50,770	60%
Canada	57,051	61,245	(4,194)	(7)%	114,487	123,277	(8,790)	(7)%
EMEA	78,542	75,292	3,250	4%	155,971	154,996	975	1%
Rest of World	5,628	3,860	1,768	46%	10,983	7,584	3,399	45%
Total net revenue	$212,974	$193,771	$19,203	10%	$417,074	$370,720	$46,354	13%

Our geographic capital assets are as follows:

	November 30,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2024	2024	2024 vs. 2023
USA	$200,667	$141,314	$59,353	42%
Canada	256,828	313,359	(56,531)	(18)%
EMEA	93,703	99,921	(6,218)	(6)%
Rest of World	3,221	3,653	(432)	(12)%
Total capital assets	$554,419	$558,247	$(3,828)	(1)%

Beverage revenue

Revenue from our Beverage segment increased to $63.1 million and $119.1 million for the three and six months ended November 30, 2024, compared to revenue of $46.5 million and $70.7 million for the prior year period. This growth was primarily driven by our recent Craft Acquisition II, effective September 1, 2024, which included the brands and breweries of Hop Valley Brewing Company, Terrapin Beer Company, Revolver Brewing, and Atwater Brewery. Further, the prior year period did not reflect a full period of revenue from the initial Craft Acquisition, completed on September 29, 2023. The growth in our Beverage segment was partially offset by the SKU rationalization implemented in connection with Project 420, which resulted in a reduction of revenue during the three and six months ended November 30, 2024.

Cannabis revenue

Cannabis net revenue based on market channel was as follows:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenue from Canadian medical cannabis	$6,673	$6,288	$385	6%	$12,934	$12,430	$504	4%
Revenue from Canadian adult-use cannabis	59,077	72,048	(12,971)	(18)%	116,312	143,243	(26,931)	(19)%
Revenue from wholesale cannabis	6,593	4,289	2,304	54%	12,100	9,584	2,516	26%
Revenue from international cannabis	14,865	11,931	2,934	25%	27,056	26,183	873	3%
Total cannabis revenue	87,208	94,556	(7,348)	(8)%	168,402	191,440	(23,038)	(12)%
Excise taxes	(21,556)	(27,442)	5,886	(21)%	(41,501)	(53,993)	12,492	(23)%
Total cannabis net revenue	$65,652	$67,114	$(1,462)	(2)%	$126,901	$137,447	$(10,546)	(8)%

Cannabis net revenue based on market channel on a constant currency(1) basis was as follows:

	For the three months ended				For the six months ended
	as reported in constant currency				as reported in constant currency
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenue from Canadian medical cannabis	$6,707	$6,288	$419	7%	$13,139	$12,430	$709	6%
Revenue from Canadian adult-use cannabis	59,346	72,048	(12,702)	(18)%	118,152	143,243	(25,091)	(18)%
Revenue from wholesale cannabis	6,697	4,289	2,408	56%	12,355	9,584	2,771	29%
Revenue from international cannabis	14,759	11,931	2,828	24%	27,147	26,183	964	4%
Total cannabis revenue	87,509	94,556	(7,047)	(7)%	170,793	191,440	(20,647)	(11)%
Excise taxes	(21,656)	(27,442)	5,786	(21)%	(42,148)	(53,993)	11,845	(22)%
Total cannabis net revenue	$65,853	$67,114	$(1,261)	(2)%	$128,645	$137,447	$(8,802)	(6)%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis: Revenue from Canadian medical cannabis increased to $6.7 million and $12.9 million for the three and six months ended November 30, 2024 compared to revenue of $6.3 million and $12.4 million for the prior year period. On a constant currency basis, revenue from Canadian medical cannabis was $6.7 million and $13.1 million for the three and six months ended November 30, 2024 compared to revenue of $6.3 million and $12.4 million for the prior year period. This increase in revenue from medical cannabis was primarily driven by growth in the insured patient category exceeding the decline in un-insured patient attrition to the adult-use recreational market.

Revenue from Canadian adult-use cannabis: During the three and six months ended November 30, 2024, our revenue from Canadian adult-use cannabis decreased to $59.1 million and $116.3 million, compared to revenue of $72.0 million and $143.2 million for the prior year period. Revenue in the prior year period included $1.5 million in advisory fees, which did not repeat during the three and six months ended November 30, 2024. On a constant currency basis, our revenue from Canadian adult-use cannabis decreased to $59.3 million and $118.2 million for the three and six months ended November 30, 2024. The decrease in adult-use revenue was driven by our renewed focus on preserving gross margin and maintaining a higher average selling price in growing categories such as vapes that have experienced a high degree of price compression. We expect to be able to increase our participation in these categories as a result of our capex investments in the fourth quarter ended May 31, 2025, to improve these trends.

Wholesale cannabis revenue: Revenue from wholesale cannabis increased to $6.6 million and $12.1 million for the three and six months ended November 30, 2024 compared to revenue of $4.3 million and $9.6 million for the prior year period. On a constant currency basis, revenue from wholesale cannabis increased to $6.7 million and $12.4 million for the three and six months ended November 30, 2024 compared to revenue of $4.3 million and $9.6 million for the prior year period. Due to the transition to asset-light business models, the Canadian cannabis industry has experienced a reduction in excess inventory resulting in price increases in the B2B market. This shift in market dynamics and demand enabled us to strategically sell inventory that was sought after in the wholesale market during the quarter but does not meet the high standards required for our branded product. In the near-term, we anticipate continued volatility and fluctuation in the wholesale market, and we will assess market conditions on a quarterly basis.

International cannabis revenue: Revenue from International cannabis increased to $14.9 million and $27.1 million for the three and six months ended November 30, 2024 compared to revenue of $11.9 million and $26.2 million for the prior year period. On a constant currency basis, given the changes in the Euro against the U.S. Dollar when compared to the prior year quarter, revenue from international cannabis was $14.8 million and $27.1 million compared to $11.9 million and $26.2 million in the prior year period. The increase during the period was primarily driven by higher sales in Germany, attributed to the expanding German medical market, and Poland.  This growth was partially offset by lower revenue in Australia, which was impacted by regulatory actions affecting certain prescribers. International cannabis revenue may fluctuate from quarter to quarter based upon the timing of the receipt of export/import permits as well as the timing of shipments from one quarter to the next.

Distribution revenue

Revenue from our Distribution segment increased to $67.6 million and $135.7 million for the three and six months ended November 30, 2024, compared to revenue of $67.2 million and $136.4 million for the prior year period. On a constant currency basis, given the change in the Euro and Argentine Peso against the U.S. Dollar in the quarter, revenue from Distribution increased to $69.4 million and $139.8 million for the three and six months ended November 30, 2024, compared to $67.2 million and $136.4 million for the prior year period. Although revenue remained relatively consistent, the period-over-period variability was primarily influenced currency fluctuations.

Wellness revenue

Our Wellness segment revenue showed strong growth delivering $14.6 million and $29.4 million for the three and six months ended November 30, 2024 compared to $12.9 million and $26.2 million from the prior year period. On a constant currency basis for the three and six months ended November 30, 2024, Wellness segment revenue increased to $14.6 million and $29.6 million from $12.9 million and $26.2 million. The increase in revenue was primarily attributed to our strategic focus on continued innovations, including the launch of our HD-D9 products and strong organic growth within our branded hemp food business related to higher consumption.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

Our gross profit and gross margin for the three and six months ended November 30, 2024 and November 30, 2023, respectively, was as follows:

	For the three months ended				For the six months ended
(in thousands of U.S. dollars)	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
Beverage	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Net revenue	$63,081	$46,505	$16,576	36%	$119,053	$70,667	$48,386	68%
Cost of goods sold	37,925	30,513	7,412	24%	70,975	41,779	29,196	70%
Gross profit	25,156	15,992	9,164	57%	48,078	28,888	19,190	66%
Gross margin	40%	34%	6%	18%	40%	41%	(1)%	(2)%
Purchase price accounting step-up	1,376	1,763	(387)	(22)%	1,551	2,353	(802)	(34)%
Adjusted gross profit (1)	26,532	17,755	8,777	49%	49,629	31,241	18,388	59%
Adjusted gross margin (1)	42%	38%	4%	11%	42%	44%	(2%)	(5%)
Cannabis
Net revenue	65,652	67,114	(1,462)	(2)%	126,901	137,447	(10,546)	(8)%
Cost of goods sold	42,475	46,472	(3,997)	(9)%	79,529	96,989	(17,460)	(18)%
Gross profit	23,177	20,642	2,535	12%	47,372	40,458	6,914	17%
Gross margin	35%	31%	4%	13%	37%	29%	8%	28%
Purchase price accounting step-up	—	2,938	(2,938)	(100)%	—	7,454	(7,454)	(100)%
Adjusted gross profit (1)	23,177	23,580	(403)	(2)%	47,372	47,912	(540)	(1)%
Adjusted gross margin (1)	35%	35%	0%	0%	37%	35%	2%	6%
Distribution
Net revenue	67,611	67,223	388	1%	135,682	136,380	(698)	(1)%
Cost of goods sold	59,207	60,147	(940)	(2)%	119,345	121,615	(2,270)	(2)%
Gross profit	8,404	7,076	1,328	19%	16,337	14,765	1,572	11%
Gross margin	12%	11%	1%	9%	12%	11%	1%	9%
Wellness
Net revenue	14,606	12,929	1,677	13%	29,358	26,226	3,132	12%
Cost of goods sold	10,123	9,230	893	10%	20,219	18,732	1,487	8%
Gross profit	4,483	3,699	784	21%	9,139	7,494	1,645	22%
Gross margin	31%	29%	2%	7%	31%	29%	2%	7%
Total
Net revenue	210,950	193,771	17,179	9%	410,994	370,720	40,274	11%
Cost of goods sold	149,730	146,362	3,368	2%	290,068	279,115	10,953	4%
Gross profit	61,220	47,409	13,811	29%	120,926	91,605	29,321	32%
Gross margin	29%	24%	5%	21%	29%	25%	4%	16%
Purchase price accounting step-up	1,376	4,701	(3,325)	(71)%	1,551	9,807	(8,256)	(84)%
Adjusted gross profit (1)	62,596	52,110	10,486	20%	122,477	101,412	21,065	21%
Adjusted gross margin (1)	30%	27%	3%	11%	30%	27%	3%	11%

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

Beverage gross margin: Gross margin of 40% and 40% for the three and six months ended November 30, 2024 increased from 34% and decreased from 41% in the prior year period. Adjusted gross margin of 42% and 42% for the three and six months ended November 30, 2024 increased from 38% and decreased from 44% in the prior year period. The change in the adjusted beverage gross margin during the three and six months ended November 30, 2024 was driven by several factors. Our continued integration efforts of our Craft Acquisition, increased utilization of our facilities and improvements in our product mix as part of our strategic initiatives under Project 420 have had favorable impacts on our adjusted gross margin. However, these improvements were partially offset by the impacts from the Craft Acquisition II, which has lower margins than our historical business. Overall the culmination of these factors during the three months ended November 30, 2024, resulted in a 400 basis point improvement to our adjusted beverage gross margin as a result of our aforementioned cost savings initiatives.

Cannabis gross margin: Gross margin increased during the three and six months ended November 30, 2024 to 35% and 37% from 31% and 29% in the prior year period. Excluding the impact of the non-cash fair value purchase price accounting step-up, adjusted gross margin during the three and six months ended November 30, 2024 remained consistent at 35% and increased to 37% from 35% and 35% in the prior year period. The improvement in adjusted gross margin for the six months ended November 30, 2024 was driven by our increased international cannabis revenue as well as a continued focus on maintaining a higher average selling price and favorable product mix to improve gross margins in Canada despite lower sales in the Canadian adult-use market. Additionally, the prior year period also included $1.5 million of HEXO advisory services revenue, which did not recur in the current year period.

Distribution gross margin: Gross margin increased to 12% and 12% for the three and six months ended November 30, 2024 from 11% and 11% for the prior year period, which was attributed to favorable product mix as we continued to prioritize higher margin product offerings.

Wellness gross margin: Gross margin increased to 31% and 31% for the three and six months ended November 30, 2024 from 29% and 29% from the prior year period, which was a result of strong operational efficiencies, lower input costs and the culmination of a change in sales mix towards higher margin product offerings.

Operating expenses

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
General and administrative	$45,997	$43,313	$2,684	6%	$90,110	$83,829	$6,281	7%
Selling	16,162	7,583	8,579	113%	27,852	14,442	13,410	93%
Amortization	22,927	21,917	1,010	5%	44,731	44,142	589	1%
Marketing and promotion	9,720	9,208	512	6%	21,286	17,743	3,543	20%
Research and development	60	56	4	7%	165	135	30	22%
Change in fair value of contingent consideration	—	300	(300)	(100)%	—	(10,807)	10,807	(100)%
Litigation costs, net of recoveries	901	3,042	(2,141)	(70)%	2,496	5,076	(2,580)	(51)%
Restructuring costs	6,869	2,655	4,214	159%	11,116	3,570	7,546	211%
Transaction costs (income), net	802	1,094	(292)	(27)%	1,958	9,596	(7,638)	(80)%
Total operating expenses	$103,438	$89,168	$14,270	16%	$199,714	$167,726	$31,988	19%

Operating expenses are comprised of general and administrative, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, litigation costs, net of recoveries, restructuring costs and transaction (income) costs, net. These costs increased by $14.2 million and $32.0 million to $103.4 million and $199.7 million for the three and six months ended November 30, 2024 compared to $89.2 million and $167.7 million for the prior year period. Of the $14.2 million and $32.0 million increase recognized during the three and six months ended November 30, 2024, $9.1 million and $18.8 million was attributed to the inclusion of expenses from our recent Craft Acquisition II, effective September 1, 2024, and that the prior year period did not reflect a full period of results from the initial Craft Acquisition, completed on September 29, 2023.These changes period over period are described below.

General and administrative costs

During the three and six months ended November 30, 2024, the changes in general and administrative costs when compared to the prior year period are as follows:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Salaries and wages	$22,726	$19,119	$3,607	19%	$44,293	$35,894	$8,399	23%
Office and general	9,458	8,065	1,393	17%	18,718	16,233	2,485	15%
Stock-based compensation	7,237	8,201	(964)	(12)%	14,154	16,458	(2,304)	(14)%
Insurance	3,155	2,499	656	26%	5,610	6,348	(738)	(12)%
Professional fees	1,126	2,503	(1,377)	(55)%	2,304	4,002	(1,698)	(42)%
(Gain) loss on sale of capital assets	(505)	(23)	(482)	2,096%	(531)	(20)	(511)	2,555%
Travel and accommodation	1,754	1,374	380	28%	3,247	2,481	766	31%
Rent	1,046	1,575	(529)	(34)%	2,315	2,433	(118)	(5)%
Total general and administrative costs	$45,997	$43,313	$2,684	6%	$90,110	$83,829	$6,281	7%

Salaries and wages increased by 19% and 23% during the three and six months ended November 30, 2024. The increase during the three and six months ended November 30, 2024 was primarily due to the inclusion of employees from our recent Craft Acquisition II, effective September 1, 2024, and that the prior year period did not reflect a full period of results from the initial Craft Acquisition, completed on September 29, 2023. Additionally, included in the six month period ended November 30, 2024, there was $1.7 million of retention payments that did not occur in the prior year period.

Office and general increased by 17% and 15% during the three and six months ended November 30, 2024. The increase was primarily due to the inclusion of expenses from our recent Craft Acquisition II, effective September 1, 2024, and that the prior year period did not reflect a full period of results from the initial Craft Acquisition, completed on September 29, 2023.

The Company recognized stock-based compensation expense of $7.2 million and $14.2 million for the three and six months ended November 30, 2024 compared to $8.2 million and $16.5 million for the prior year period. Stock based compensation expense is based on the time-based vesting schedules and varies according to the assumptions used in the vesting model. During the three and six months ended November 30, 2024, as a result of previously issued stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) under Tilray 2018 Equity Incentive Plan and Original Plan, as described in the Annual Report on Form 10-K for the fiscal year ended May 31, 2024, that have fully vested, stock-based compensation decreased period over period.

Insurance expense increased by 26% and decreased by 12% for the three and six months ended November 30, 2024 to $3.2 million and $5.6 million from $2.5 million and $6.3 million for the prior year period. The change for the three and six months ended November 30, 2024 was driven by lower premiums, offset by the additional polices required for our newly acquired beverage business portfolio for both the Craft Acquisition and Craft Acquisition II.  For the three and six months ended November 30, 2024, as a percentage of revenue insurance was 1.5% and 1.4% compared to 1.3% and 1.7% in the prior year period, demonstrating our ability to manage our policy costs despite growing the business.

Rent expense decreased by 34% and 5% for the three and six months ended November 30, 2024 to $1.0 million and $2.3 million from $1.6 million and $2.4 million for the prior period. Rent expense is predominantly comprised of operating lease costs for our Brewpubs and office spaces. The six month increase was driven by the inclusion of expenses from our recent Craft Acquisition II, effective September 1, 2024, and that the prior year period did not reflect a full period of results from the initial Craft Acquisition, completed on September 29, 2023. Additionally, the three month decrease was driven by the exit from the Truss Lease in the current year and a reduction in lease payments, which was previously included in the prior period results.

Selling costs

For the three and six months ended November 30, 2024, the Company incurred selling costs of $16.2 million and $27.9 million or 7.7% and 6.8% of net revenue as compared to $7.6 million and $14.4 million or 3.9% and 3.9% of net revenue in the prior year period. These costs relate to third-party shipping costs for all segments, in addition to distributor commission incurred by the cannabis segment, Health Canada cannabis fees, and patient acquisition and maintenance costs. The increase for the three and six months ended November 30, 2024, is predominately due to the higher freight costs experienced in the beverage segment as well as proportionate increase for the higher sales associated with the recent Craft Acquisition II, effective September 1, 2024, and that the prior year period did not reflect a full period of results from the initial Craft Acquisition, completed on September 29, 2023. Additionally, in the six month period ended November 30, 2023, the Company received a refund of $1.2 million on cannabis selling fees related to an amended fee calculation and a commission refund that did not recur in the current period.

Amortization

The Company incurred non-production related amortization charges of $22.9 million and $44.7 million for the three and six months ended November 30, 2024 compared to $21.9 million and $44.1 million in the prior year period based on depreciable capital and intangible assets useful lives.

Marketing and promotion costs

For the three and six months ended November 30, 2024, the Company incurred marketing and promotion costs of $9.7 million and $21.3 million as compared to $9.2 million and  $17.7 million for the prior year period, which was primarily due to the inclusion of expenses from our recent Craft Acquisition II, effective September 1, 2024, and that the prior year period did not reflect a full period of results from the initial Craft Acquisition, completed on September 29, 2023. Additionally, there was quarterly variability in discretionary marketing expenses.

Research and development

Research and development costs were $0.1 million and $0.2 million during the three and six months ended November 30, 2024, compared to $0.1 million and $0.1 million in the prior year period. These relate to external costs associated with the development of new products.

Change in fair value of contingent consideration

The Company measures contingent consideration at fair value classified as Level 3, as discussed in Note 25 (Fair value measurements). During the three and six months ended November 30, 2024, the Company recognized $nil and $nil change in fair value of contingent consideration as there were no changes to the likelihood achievement for Montauk Brewing compared to a loss of $0.3 million and a gain of $10.8 million in the prior period for the contingent consideration from the SweetWater acquisition as a result of not achieving the earnout targets.

Litigation costs, net of recoveries

For the three and six months ended November 30, 2024, the Company recorded $0.9 million and $2.5 million of litigation settlements costs and third-party fees incurred in defending these claims, net of favorable recoveries compared to $3.0 million and $5.1 million in the prior period. The decrease is related to period-to-period variability as litigation costs and expenses are non-recurring in nature.

Restructuring costs

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred non-recurring restructuring and exit costs associated with the integration efforts of these transactions. In connection with these efforts, the Company recognized three and six months ended November 30, 2024, the Company incurred $6.9 million and $11.1 million of restructuring charges compared to $2.7 million and $3.6 million for the prior year period. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed. All amounts incurred as of November 30, 2024 have been paid.

Within the Cannabis segment, our restructuring costs predominantly related to the HEXO acquisition, which are expected to be completed within 24 months from the original acquisition, which occurred June 2023. In the six months ended November 30, 2024, we recognized $5.9 million of expenses related to employee termination severance and benefits and other costs related to the conversion of the HEXO Quebec cultivation facility from cannabis to produce (which is currently held for sale), the optimization of our Redecan facilities, and $0.6 million of restructuring charges related to the remaining costs of exiting the Truss facility following its sale to a third party in the fiscal year ended May 31, 2024. Additionally, the Company recognized $0.4 million of cost associated winding down the Fort Collins warehouse (which is currently held for sale), and $0.6 million of cost associated with the winding down of our Avanti facility, the closure of which was announced during the quarter ended November 30, 2024.

Within the beverage segment, the Company recognized $1.0 million of expenses related to employee termination severance and benefits and $0.8 million of costs associated with the consolidation of production sites through the integration of the Craft Acquisition and the Craft Acquisition II. Additionally, the Company recognized $0.5 million of restructuring charges related to terminating a legacy storage agreement from the Craft Acquisition. We expect to transition to a new storage facility in the fourth quarter of fiscal year 2025, consistent with our announced cost savings initiatives.

Within the distribution segment, the Company recognized $0.2 million of restructuring charges related to the divestiture of its retail pharmacy location in Argentina.

Lastly, for the three and six months ended November 30, 2024, the Company recognized $1.1 million of costs associated with the investment held in Superhero Acquisition Corp. as a result of MedMen’s ongoing restructuring and liquidation undertakings.

Transaction (income) costs, net

Transaction (income) costs, net, includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation. The three and six months ended November 30, 2024 decrease of 27% and 80% from the prior year period was a result of HEXO, Truss and the Craft Acquisition taking place in the previous year which did not recur.  The expenses incurred in the current period largely related to the Craft Acquisition II, for the four craft beer brands and breweries from Molson, which was effective September 1, 2024.

Non-operating (expense) income, net

Non-operating (expense), net income was comprised of:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of US dollars)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Change in fair value of convertible debenture payable	$—	$(3,894)	$3,894	(100)%	$—	$(6,041)	$6,041	(100)%
Change in fair value of warrant liability	862	6,247	(5,385)	(86)%	1,558	(1,951)	3,509	(180)%
Foreign exchange gain (loss)	(33,797)	(1,024)	(32,773)	3,200%	(21,916)	5,243	(27,159)	(518)%
Loss on long-term investments	(27)	459	(486)	(106)%	(66)	350	(416)	(119)%
Other non-operating (losses) gains, net	(293)	(967)	674	(70)%	(185)	(1,182)	997	(84)%
Total non-operating income (expense)	$(33,255)	$821	$(34,076)	(4,151)%	$(20,609)	$(3,581)	$(17,028)	476%

For the three and six months ended November 30, 2024, the Company recognized a change in fair value of its convertible debentures payable of $0.0 million and $0.0 million compared to ($3.9) million and ($6.0) million in the prior year period. The change was driven primarily by the exchange of APHA 24 convertible debenture prior to and upon maturity. Additionally, for the three and six months ended November 30, 2024, the Company recognized a change in fair value of its warrants, resulting in a gain of $0.9 million and $1.6 million compared to a gain of $6.2 million and a loss of ($2.0) million as a result of the change in our share price and the exercise price of the instrument. For the three and six months ended November 30, 2024, the Company recognized a loss of ($33.8) million and ($21.9) million resulting from the changes in foreign exchange rates during the period compared to a loss of ($1.0) million and a gain of $5.2 million for the prior period. The non-operating (losses) gains were ($0.3) million and $(0.2) million for the three and six months ended November 30, 2024, compared to ($1.0) million and ($1.2) million, for the prior period, and was mainly comprised of a gain of $0.7 million resulting from the exchange transaction of the TLRY 27 Note, see Note 17 (Convertible debentures payable) and a loss of ($1.0) million to settle outstanding notes with the non-controlling interest shareholder.

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

For three and six months ended November 30, 2024, adjusted EBITDA decreased to $9.0 million and $18.4 million compared to $10.1 million and $20.8 million for the prior year period as we continue to integrate our recent craft beverage acquisitions.

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
Adjusted EBITDA reconciliation:	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Net loss	$(85,275)	$(46,183)	$(39,092)	85%	$(119,927)	$(102,046)	$(17,881)	18%
Income tax expense (recovery), net	2,036	(3,380)	5,416	(160)%	2,922	3,884	(962)	(25)%
Interest expense, net	7,766	8,625	(859)	(10)%	17,608	18,460	(852)	(5)%
Non-operating income (expense), net	33,255	(821)	34,076	(4,151)%	20,609	3,581	17,028	476%
Amortization	34,050	31,552	2,498	8%	65,864	62,341	3,523	6%
Stock-based compensation	7,237	8,201	(964)	(12)%	14,154	16,458	(2,304)	(14)%
Change in fair value of contingent consideration	—	300	(300)	(100)%	—	(10,807)	10,807	(100)%
Purchase price accounting step-up	1,376	4,701	(3,325)	(71)%	1,551	9,807	(8,256)	(84)%
Facility start-up and closure costs	—	300	(300)	(100)%	—	900	(900)	(100)%
Litigation costs, net of recoveries	901	3,042	(2,141)	(70)%	2,496	5,076	(2,580)	(51)%
Restructuring costs	6,869	2,655	4,214	159%	11,116	3,570	7,546	211%
Transaction costs (income), net	802	1,094	(292)	(27)%	1,958	9,596	(7,638)	(80)%
Adjusted EBITDA	$9,017	$10,086	$(1,069)	(11)%	$18,351	$20,820	$(2,469)	(12)%

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

For the Company's short-term liquidity requirements, we are focused on generating positive cash flows from operations and being free cash flow positive.  As a result of delays in legalization across multiple markets, management continues to optimize our operating structure, headcount, as well as the elimination of other discretionary operational costs. Additionally, the Company continues to invest our excess cash in the short-term in marketable securities which are comprised of U.S. treasury bills and term deposits with major Canadian, European and Australian banks.

For the Company's long-term liquidity requirements, we are focused on funding operations through profitable organic and inorganic growth through acquisitions. We may need to take on additional debt or equity financing arrangements in order to achieve these ambitions on a long-term basis.

On May 17, 2024, the Company entered into an equity distribution agreement with TD Securities (USA) LLC (“TD Securities”) and Jefferies LLC (“Jefferies”) in connection with an aggregate offering value of up to $250 million from time to time through an at-the-market equity program (“ATM Program”). During the three and six months ended November 30, 2024, the Company issued 67,210,864 shares under the ATM program generating gross proceeds of $114.3 million. The Company paid $2.8 million in commissions and other fees associated with these issuances generating net proceeds of $111.5 million. See Note 27 (Subsequent events) for additional transactions. The Company intends to use the net proceeds from the ATM Program to fund strategic and accretive acquisitions or investments in businesses and capital expenditures for acquired businesses, including potential acquisitions of assets in the U.S. and internationally in order to capitalize on expected regulatory advancements or expansion opportunities.

Additionally, we are committed to optimizing our capital structure and enhancing financial flexibility as we intend to continue to opportunistically purchase or exchange equity for the TLRY 27 Notes prior to their underlying maturity date in June 2027, subject to market conditions.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$(40,724)	$(30,409)	$(76,031)	$(46,251)
Net cash provided by (used in) investing activities	(10,725)	81,497	(60,120)	55,207
Net cash provided by financing activities	38,203	(85,366)	98,793	(71,348)
Effect on cash of foreign currency translation	(2,242)	95	(1,284)	709
Cash and cash equivalents, beginning of period	205,186	179,132	228,340	206,632
Cash and cash equivalents, end of period	$189,698	$144,949	$189,698	$144,949
Marketable securities	62,551	116,418	62,551	116,418
Less: Restricted cash	—	(1,576)	—	(1,576)
Cash and marketable securities(1)	$252,249	$259,791	$252,249	$259,791

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

Cash flows from operating activities

The change in net cash used in operating activities was ($40.7) million and ($76.0) million for three and six months ended November 30, 2024 compared to ($30.4) million and ($46.3) million for the prior year period and was a result of additional working capital requirements as we continued to scale up our operations, including the Craft Acquisition II in September 2024.

Cash flows from investing activities

The change in net cash used in investing activities was ($10.7) million and ($60.1) million for three and six months ended November 30, 2024 compared to $81.5 million and $55.2 million for the prior period, and was a result of the purchase of marketable securities in the current year compared to the sale of marketable securities in the prior period, and the differences in cash paid for the Craft Acquisition II in the current year compared to HEXO, Truss and the Craft Acquisition in the prior period.

Cash flows from financing activities

The change in cash provided by financing activities was $38.2 million and $98.8 million for three and six months ended November 30, 2024 compared to ($85.4) million and ($71.3) million for the prior year period. In the current period, cash was provided by funds from the ATM program that did not occur in the prior period. In the prior period ended November 30, 2023, the Company received proceeds of $21.6 million for the overallotment issuance of TLRY 27 Notes and proceeds from the delayed draw on the ABC Credit Facility, offset by the $107.3 million repayment of the TLRY 23 and APHA 24 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024 during the six months ended November 30, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2024, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of our recently acquired businesses from the Craft Acquisition II, which was effective on September 1, 2024. The acquired businesses represented 0.6% of our consolidated assets and 2.6% of our consolidated net revenues as of and for the six months ended November 30, 2024.

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

●

United States regulations relating to hemp-derived products, including Delta 9 beverages, are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On September 16, 2024, Tilray entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”), an Ontario corporation, pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $23,792 (the “Note”) payable by 1974568 Ontario Limited (“Aphria Diamond”). DDH is a joint venturer with Aphria Inc. (Tilray’s wholly-owned subsidiary) in Aphria Diamond. As consideration for the Note, Tilray issued 13,217,588 shares of its Common Stock to DDH.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On  November 4, 2024, the Company repurchased $9,000 of its TLRY 27 Notes for cancellation by issuing 5,550,395 shares. After cancellation, the outstanding principal balance of the TLRY 27 Notes was $156,000. See Note 13 (Convertible debentures payable).

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Fifth Amended and Restated Certificate of Incorporation of Tilray Brands, Inc., dated as of December 19, 2024.

10.1*	Promissory note in the amount of $23,791,657 payable by Aphria Diamond Inc.

10.2	Fourth Amendment and Consent to Credit Agreement, dated as of October 30, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 1, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: January 10, 2025	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: January 10, 2025	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer