Form 10-Q
period 2025-02-28
Tilray Brands, Inc.
filed 2025-04-08
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of April 4, 2025, the registrant had 1,006,495,926 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended February 28, 2025 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements  under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition and liquidity; our intentions or expectations regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; our intentions regarding the use of net proceeds from our ATM Program; our intentions regarding our capital structure and TLRY 27 Notes; current or future macroeconomic trends; our expectations and potential impacts of regulatory or industry developments; our expectations for our positioning and cannabis market share in Europe and other markets; our statements regarding the consolidation of the Canadian cannabis industry; our expectations regarding any future tax developments, tariffs or other trade restrictions; our expectations regarding our ability to regain compliance with Nasdaq listing standards; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	February 28,	May 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$199,956	$228,340
Marketable securities	48,458	32,182
Accounts receivable, net	103,367	101,695
Inventory	263,398	252,087
Prepaids and other current assets	40,138	31,332
Assets held for sale	30,972	32,074
Total current assets	686,289	677,710
Capital assets	537,800	558,247
Operating lease, right-of-use assets	16,994	16,101
Intangible assets	847,215	915,469
Goodwill	1,299,781	2,008,884
Long-term investments	10,035	7,859
Convertible notes receivable	—	32,000
Other assets	5,032	5,395
Total assets	$3,403,146	$4,221,665
Liabilities
Current liabilities
Bank indebtedness	$10,740	$18,033
Accounts payable and accrued liabilities	216,567	241,957
Contingent consideration	15,000	15,000
Warrant liability	357	3,253
Current portion of lease liabilities	6,606	5,091
Current portion of long-term debt	12,904	15,506
Current portion of convertible debentures payable	—	330
Total current liabilities	262,174	299,170
Long - term liabilities
Lease liabilities	60,188	60,422
Long-term debt	149,401	158,352
Convertible debentures payable	104,071	129,583
Deferred tax liabilities, net	123,938	130,870
Other liabilities	1,271	90
Total liabilities	701,043	778,487
Commitments and contingencies (refer to Note 19)
Stockholders' equity
Common stock ($0.0001 par value; 1,416,000,000 common shares authorized; 983,372,617 and 831,925,373 common shares issued and outstanding, respectively)	99	83
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Treasury Stock (9,619,421 and nil treasury shares issued and outstanding, respectively)	—	—
Additional paid-in capital	6,357,039	6,146,810
Accumulated other comprehensive loss	(52,935)	(43,499)
Accumulated deficit	(3,574,431)	(2,660,488)
Total Tilray Brands, Inc. stockholders' equity	2,729,772	3,442,906
Non-controlling interests	(27,669)	272
Total stockholders' equity	2,702,103	3,443,178
Total liabilities and stockholders' equity	$3,403,146	$4,221,665

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net revenue	$185,780	$188,340	$596,774	$559,060
Cost of goods sold	133,769	138,944	423,837	418,059
Gross profit	52,011	49,396	172,937	141,001
Operating expenses:
General and administrative	39,246	39,940	129,356	123,769
Selling	13,905	9,995	41,757	24,437
Amortization	23,182	21,558	67,913	65,700
Marketing and promotion	6,793	11,191	28,079	28,934
Research and development	85	106	250	241
Change in fair value of contingent consideration	—	(5,983)	—	(16,790)
Impairments	699,235	—	699,235	—
Other than temporary change in fair value of convertible notes receivable	20,000	42,681	20,000	42,681
Litigation costs, net of recoveries	2,758	3,363	5,254	8,439
Restructuring costs	6,133	5,178	17,249	8,748
Transaction costs (income), net	605	3,465	2,563	13,061
Total operating expenses	811,942	131,494	1,011,656	299,220
Operating loss	(759,931)	(82,098)	(838,719)	(158,219)
Interest expense, net	(8,378)	(8,517)	(25,986)	(26,977)
Non-operating income (expense), net	(24,022)	(17,239)	(44,631)	(20,820)
Loss before income taxes	(792,331)	(107,854)	(909,336)	(206,016)
Income tax expense (recovery), net	1,203	(2,871)	4,125	1,013
Net loss	$(793,534)	$(104,983)	$(913,461)	$(207,029)
Total net (loss) income attributable to:
Stockholders of Tilray Brands, Inc.	(789,436)	(92,701)	(913,943)	(213,234)
Non-controlling interests	(4,098)	(12,282)	482	6,205
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	(5,389)	(4,696)	(10,195)	3,716
Total other comprehensive gain (loss), net of tax	(5,389)	(4,696)	(10,195)	3,716
Comprehensive loss	$(798,923)	$(109,679)	$(923,656)	$(203,313)
Total comprehensive (loss) income attributable to:
Stockholders of Tilray Brands, Inc.	(794,414)	(97,521)	(923,379)	(209,811)
Non-controlling interests	(4,509)	(12,158)	(277)	6,498
Weighted average number of common shares - basic	908,342,792	754,439,331	860,793,723	725,346,952
Weighted average number of common shares - diluted	908,342,792	754,439,331	860,793,723	725,346,952
Net loss per share - basic	$(0.87)	$(0.12)	$(1.06)	$(0.29)
Net loss per share - diluted	$(0.87)	$(0.12)	$(1.06)	$(0.29)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

						Accumulated
	Number of		Number of		Additional	other		Non-
	common	Common	treasury	Treasury	paid-in	comprehensive	Accumulated	controlling
	shares	Stock	shares	stock	capital	loss	Deficit	interests	Total
Balance at May 31, 2023	656,655,455	$66	—	$—	$5,777,743	$(46,610)	$(2,415,507)	$14,251	$3,329,943
Share issuance - HEXO acquisition	39,705,962	4	—	—	65,158	—	—	—	65,162
Share issuance - settlement of contractual change of control severance incurred from HEXO acquisition	865,426	—	—	—	1,500	—	—	—	1,500
Share issuance - Double Diamond Holdings dividend settlement	5,004,735	—	—	—	8,146	—	—	—	8,146
Share issuance - HTI convertible note	17,148,541	2	—	—	49,998	—	—	—	50,000
Share issuance - RSUs exercised	3,912,481	—	—	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(4,860)	—	—	—	(4,860)
Equity component related to issuance of convertible debt, net of issuance costs	—	—	—	—	3,953	—	—	—	3,953
Stock-based compensation	—	—	—	—	8,257	—	—	—	8,257
Dividends declared to non-controlling interests		—	—	—	—	—	—	(7,891)	(7,891)
Comprehensive income (loss) for the period	—	—	—	—	—	3,049	(71,525)	15,822	(52,654)
Balance at August 31, 2023	723,292,600	72	—	—	5,909,895	(43,561)	(2,487,032)	22,182	3,401,556
Share issuance - HTI convertible note	1,032,616	—	—	—	2,313	—	—	—	2,313
Share issuance - Settlement of litigation claims from MediPharm Labs Inc	1,573,152	—	—	—	3,477	—	—	—	3,477
Share issuance - Repurchase of TLRY 23 convertible note	7,000,000	1	—	—	20,457	—	—	—	20,458
Share issuance - Settlement of equity component of TLRY 23 convertible note	—	—	—	—	(1,672)	—	—	—	(1,672)
Share issuance - RSUs exercised	9,184	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,201	—	—	—	8,201
Comprehensive income (loss) for the period	—	—	—	—	—	5,194	(49,008)	2,834	(40,980)
Balance at November 30, 2023	732,907,552	73	—	—	5,942,671	(38,367)	(2,536,040)	25,016	3,393,353
Share issuance - Repurchase of APHA 24 convertible note	27,228,252	3	—	—	51,380	—	—	—	51,383
Share issuance -Double Diamond Holdings dividend settlement	13,627,391	1	—	—	28,599	—	—	(26,217)	2,383
Share issuance - RSUs exercised	260,567	—	—	—	—	—	—	—	—
Share issuance - options exercised	4,291	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,059	—	—	—	8,059
Dividends declared to non-controlling interests	—	—	—	—	—	—	—	(2,458)	(2,458)
Comprehensive income (loss) for the period	—	—	—	—	—	(4,820)	(92,701)	(12,158)	(109,679)
Balance at February 29, 2024	774,028,053	77	—	—	6,030,709	(43,187)	(2,628,741)	(15,817)	3,343,041

Balance at May 31, 2024	831,925,373	83	—	—	6,146,810	(43,499)	(2,660,488)	272	3,443,178
Share issuance - At-the-Market (“ATM”) program	36,693,307	4	—	—	66,468	—	—	—	66,472
Share issuance - RSUs exercised	6,823,140	1	—	—	(1)	—	—	—	—
Share issuance - options exercised	3,008	—	—	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(2,661)	—	—	—	(2,661)
Stock-based compensation	—	—	—	—	6,917	—	—	—	6,917
Comprehensive income (loss) for the period	—	—	—	—	—	3,622	(39,165)	5,051	(30,492)
Balance at August 31, 2024	875,444,828	88	—	—	6,217,533	$(39,877)	$(2,699,653)	$5,323	$3,483,414
Share issuance - At-the-Market (“ATM”) program	30,517,557	3	—	—	45,041	—	—	—	45,044
Share issuance - Repurchase of TLRY 27 convertible note	10,034,635	1	(3,682,609)	—	17,084	—	—	—	17,085
Share issuance - Settlement of equity component of TLRY 27 convertible note	—	—	—	—	(4,931)	—	—	—	(4,931)
Share issuance - Double Diamond Holdings dividend settlement	13,217,588	1	—	—	23,823	—	—	(23,824)	—
Share issuance - RSUs exercised	35,983	—	—	—	—	—	—	—	—
Share issuance - options exercised	7,354	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,237	—	—	—	7,237
Comprehensive income (loss) for the period	—	—	—	—	—	(8,080)	(85,342)	(819)	(94,241)
Balance at November 30, 2024	929,257,945	$93	(3,682,609)	$—	$6,305,787	$(47,957)	$(2,784,995)	$(19,320)	$3,453,608
Share issuance - At-the-Market (“ATM”) program	26,399,937	3	—	—	28,219	—	—	—	28,222
Share issuance - Repurchase of TLRY 27 convertible note	27,136,770	3	(5,936,812)	—	26,440	—	—	—	26,443
Share issuance - Settlement of equity component of TLRY 27 convertible note	—	—	—	—	(7,442)	—	—	—	(7,442)
Share issuance - RSUs exercised	577,965	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,035	—	—	—	4,035
Disposal of SH Acquisition non-controlling interests	—	—	—	—	—	—	—	(3,840)	(3,840)
Comprehensive income (loss) for the period	—	—	—	—	—	(4,978)	(789,436)	(4,509)	(798,923)
Balance at February 28, 2025	983,372,617	$99	(9,619,421)	$—	$6,357,039	$(52,935)	$(3,574,431)	$(27,669)	$2,702,103

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the nine months ended
	February 28,	February 29,
	2025	2024
Cash provided by (used in) operating activities:
Net loss	$(913,461)	$(207,029)
Adjustments for:
Deferred income tax expense (recovery), net	2,686	(7,399)
Unrealized foreign exchange loss (gain)	30,725	(6,622)
Amortization	99,410	95,183
Accretion of convertible debt discount	8,751	11,463
Impairments	699,235	—
Other than temporary change in fair value of convertible notes receivable	20,000	42,681
Other non-cash items	1,503	13,297
Stock-based compensation	18,189	24,517
Loss (gain) on long-term investments & equity investments	5,540	4,255
(Gain) loss on derivative instruments	(2,896)	13,717
Change in fair value of contingent consideration	—	(16,790)
Change in non-cash working capital:
Accounts receivable	321	5,578
Prepaids and other current assets	(8,258)	1,148
Inventory	(5,577)	(4,629)
Accounts payable and accrued liabilities	(37,960)	(30,982)
Net cash used in operating activities	(81,792)	(61,612)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(26,586)	(19,539)
Proceeds from disposal of capital and intangible assets	833	1,166
(Purchase) disposal of marketable securities, net	(16,276)	162,292
Business acquisitions, net of cash acquired	(18,210)	(60,626)
Net cash (used in) provided by investing activities	(60,239)	83,293
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	139,738	—
Proceeds from long-term debt	3,450	32,621
Repayment of long-term debt	(16,115)	(17,978)
Proceeds from convertible debt	—	21,553
Repayment of convertible debt	(330)	(107,330)
Repayment of lease liabilities	(2,586)	(2,771)
Net decrease in bank indebtedness	(7,293)	(8,352)
Net cash provided by (used in) financing activities	116,864	(82,257)
Effect of foreign exchange on cash and cash equivalents	(3,217)	197
Net decrease in cash and cash equivalents	(28,384)	(60,379)
Cash and cash equivalents, beginning of period	228,340	206,632
Cash and cash equivalents, end of period	$199,956	$146,253

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements reflect the accounts of the Company for the quarterly period ended February 28, 2025 (the “Financial Statements”). The Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements (the “Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2024 (the “Annual Report”). These Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full fiscal year.

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

During the period ended February 28, 2025, the Company identified an indicator of impairment with respect to its reporting units and performed an interim impairment test, and determined that the fair value of certain reporting units was not greater than their carrying amounts, resulting in an impairment expense of $699,235, see Note 6 (Goodwill).

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

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three and nine months ended  February 28, 2025 and  February 29, 2024, the dilutive potential common share equivalents outstanding consisted of the following: 21,896,120 and 20,652,315 common shares from RSUs, 3,032,559 and 5,744,302 common shares from share options, 6,209,000 and 6,209,000 common shares for warrants and 48,738,225 and 72,653,364 common shares for convertible debentures, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments, including segments' significant expenses on an interim and annual basis. ASU 2023-07 is effective for the Company beginning with its fiscal year ended May 31, 2025 and will be disclosed retrospectively in the Annual Report on Form 10-K filed with the SEC for such period. The Company is in the process of evaluating the impact of the financial statement disclosure requirements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for the Company beginning June 1, 2026. The Company is currently evaluating the effect of adopting this ASU.

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

Note 2. Inventory

Inventory consisted of the following:

	February 28,	May 31,
	2025	2024
Beverage inventory	$72,313	$52,831
Cannabis plants	18,086	13,828
Dried cannabis	95,846	108,721
Cannabis derivatives	9,127	4,504
Cannabis vapes	2,583	4,132
Packaging and other inventory items	14,550	22,115
Distribution inventory	37,846	35,645
Wellness inventory	13,047	10,311
Total	$263,398	$252,087

Note 3. Capital assets

Capital assets consisted of the following:

	February 28,	May 31,
	2025	2024
Land	$43,599	$45,577
Production facilities	377,214	369,630
Equipment	260,875	258,532
Leasehold improvements	20,166	19,377
Finance lease, right-of-use assets	40,691	43,993
Construction in progress	12,276	10,713
	$754,821	$747,822
Less: accumulated amortization	(217,021)	(189,575)
Total	$537,800	$558,247

Assets held for sale consisted of the following:

	February 28,	May 31,
	2025	2024
Land	$912	$954
Production facilities	23,876	24,682
Equipment	6,184	6,438
	$30,972	$32,074

Beginning in the fiscal year ended  May 31, 2024, the Company classified the following assets from its Cannabis reporting segment as held for sale, including its Quebec cultivation facility, the Fort Collins, CO partially vacant warehouse facility, and the Broken Coast former cultivation facility located in Duncan, B.C. Following an assessment of facility capacity utilization, it was determined that these facilities would be exited and held for sale. It is expected that the sale of these assets will be completed within twelve months from the period in which they were classified as held for sale. Assets held for sale are measured at the lower of carrying amount and their fair value less costs to sell and are no longer depreciated. Disposition of assets held for sale are recorded in the consolidated statement of loss and comprehensive loss, within the line, “Non-operating income (expense), net”.

 Note 4. Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		February 28,	May 31,
	Classification on Balance Sheet	2025	2024
Assets
Finance lease, right-of-use assets	Capital assets	$40,691	$43,993
Operating lease, right-of-use assets	Operating lease, right-of-use assets	16,994	16,101
Total right-of-use assets		$57,685	$60,094
Liabilities
Current:
Current portion of finance lease liabilities	Current portion of lease liabilities	$1,527	$1,092
Current portion of operating lease liabilities	Current portion of lease liabilities	5,079	3,999
Non-current:
Finance lease liabilities	Lease liabilities	44,615	43,948
Operating lease liabilities	Lease liabilities	15,573	16,474
Total lease liabilities		$66,794	$65,513

The following table presents the future undiscounted payments associated with lease liabilities as of February 28, 2025:

	Operating	Finance
	leases	leases
2025 (remaining three months)	$1,744	$1,128
2026	6,759	4,511
2027	5,788	4,511
2028	4,776	4,511
Thereafter	6,528	70,801
Total minimum lease payments	$25,595	$85,462
Imputed interest	(4,943)	(39,320)
Obligations recognized	$20,652	$46,142

Note 5. Intangible Assets

Intangible assets consisted of the following items:

	February 28,	May 31,
	2025	2024
Customer relationships & distribution channels	$589,595	$603,939
Licenses, permits & applications	374,914	368,057
Non-compete agreements	12,289	12,403
Intellectual property, trademarks, knowhow & brands	593,212	608,672
	$1,570,010	$1,593,071
Less: accumulated amortization	(306,951)	(261,758)
Less: impairments	(415,844)	(415,844)
Total	$847,215	$915,469

Included in licenses, permits & applications are multi-period sponsorship rights of $15,047 and indefinite-lived intangible assets of $173,707 as of February 28, 2025, compared to $nil and $182,851 as of May 31, 2024, respectively.

Expected future amortization expense for intangible assets as of  February 28, 2025 is as follows:

Amortization
2025 (remaining three months)	$17,880
2026	71,520
2027	71,520
2028	71,520
2029	71,520
Thereafter	358,533
Total	$662,493

Note 6. Goodwill

The following table shows the carrying amount of goodwill by reporting units:

	Reporting Unit				February 28,
	Beverage	Cannabis	Wellness	Distribution	2025
Goodwill	$120,802	$2,640,669	$77,470	$4,458	$2,843,399
Accumulated impairment losses	(100,000)	(1,397,431)	(40,000)	(4,235)	(1,541,666)
Effect of foreign exchange	—	9,112	(10,841)	(223)	(1,952)
Total	$20,802	$1,252,350	$26,629	$—	$1,299,781

	Reporting Unit				May 31,
	Beverage	Cannabis	Wellness	Distribution	2024
Goodwill	$120,802	$2,640,669	$77,470	$4,458	$2,843,399
Accumulated impairment losses	—	(827,431)	(15,000)	—	(842,431)
Effect of foreign exchange	—	15,823	(7,847)	(60)	7,916
Total	$120,802	$1,829,061	$54,623	$4,398	$2,008,884

Based upon a combination of factors including a sustained decline in the Company’s market capitalization stemming from the uncertainty resulting from certain changes in U.S. global economic policy, including slower than anticipated progress in global cannabis legalization and overall declines in the craft beer industry sector, the Company concluded that it is more likely than not, that the fair value of our reporting units were less than their carrying amounts as of  February 28, 2025. Accordingly, the Company utilized the income approach, which uses future discounted cash flows, to determine the fair value of each reporting unit. As a result, the Company recorded non-cash impairment charges of $570,000 of cannabis goodwill, $100,000 of beverage goodwill, $25,000 of wellness goodwill and $4,235 of distribution goodwill for the three and nine months ended February 28, 2025. The non-cash charge had no impact on the Company’s compliance with debt covenants at  February 28, 2025, its cash flows or available liquidity.

In the Company's cannabis goodwill assessment, the Company used a discount rate of 12.00%, a terminal growth rate of 5%, and an average revenue growth rate of 34% over 5 years, based on an 88% and 40% average probability of anticipated EU and U.S. cannabis legalization, respectively and/or changes in drug policy in various countries within the next 5 years. A 1% increase in the discount rate would result in an additional $285,000 in impairment, a 1% decrease in the terminal growth rate would result in an additional $210,000 in impairment, a 5% decrease in the average growth rate would result in an additional $170,000 in impairment, a 5% decrease in the probability of EU cannabis legalization would result in an additional $80,000 in impairment and a 5% decrease in the probability of US cannabis legalization would result in an additional $7,000 in impairment. Changes to those probabilities resulting in continued delays in or cessation of legalization of cannabis within the United States and internationally, or adverse regulatory changes to existing legislation, could have an unfavorable impact on the estimated future cash flows, and ultimately, the fair value of the cannabis reporting unit, which may result in a material impairment expense recognized in future reporting periods.

In the Company's beverage goodwill assessment, the Company used a discount rate of 9.25%, a terminal growth rate of 2%, and an average revenue growth rate of 12% over 5 years. A 1% increase in the discount rate would result in an additional $70,000 in impairment, a 1% decrease in the terminal growth rate would result in an additional $50,000 in impairment and a 1% decrease in the average growth rate would result in an additional $40,000 in impairment.

In the Company's wellness goodwill assessment, the Company used a discount rate of 10.50%, a terminal growth rate of 2%, and an average revenue growth rate of 7% over 5 years. A 1% increase in the discount rate would result in an additional $5,000 in impairment, a 1% decrease in the terminal growth rate would result in an additional $3,000 in impairment and a 1% decrease in the average growth rate would result in an additional $2,000 in impairment.

In the Company's distribution goodwill assessment, the Company recorded $4,235 of impairments which brought the remaining distribution goodwill balance to $nil.

Note 7. Business acquisitions

Acquisition of Craft Beverage Business Portfolio

On   September 29, 2023, Tilray acquired a portfolio of beverage brands, assets and businesses comprising eight craft beer and beverage brands from Anheuser-Busch Companies, LLC, (“AB”) including breweries and brewpubs associated with them (the “Craft Acquisition”). The acquired businesses/brands include Shock Top, Breckenridge Brewery, Blue Point Brewing Company, 10 Barrel Brewing Company, Redhook Brewery, Widmer Brothers Brewing, Square Mile Cider Company, and HiBall Energy. The Company paid a total purchase price of $83,658 in cash, net of a working capital adjustment at closing of $1,342.

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

In the event that the Craft Acquisition had occurred on June 1, 2023, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil and $55,000 for the three and nine months ended February 29, 2024, respectively, and its consolidated net loss and comprehensive net loss would have increased by approximately $nil and $5,000 for the three and nine months ended February 29, 2024, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition.

Acquisition of Craft Beverage Business Portfolio II

Effective September 1, 2024, the Company acquired four craft beer brands and breweries from Molson Coors Beverage Company (“Molson”) including Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing (the “Craft Acquisition II”). The purpose of the acquisition was to continue broadening Tilray's beverage brand strategy. In consideration for the acquisition, the Company paid a total purchase price of $23,079 in cash, which is subject to certain customary post-closing working capital adjustments.

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

In the event that the Craft Acquisition II had occurred on June 1, 2023, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil and $13,700 for the three and nine months ended February 28, 2025 and approximately $11,000 and $42,000 for the three and nine months ended February 29, 2024, respectively, and its consolidated net loss and comprehensive net loss would have increased by approximately $nil and $4,000 for the three and nine months ended February 28, 2025 and approximately $6,600 and $16,200 for the three and nine months ended February 29, 2024, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition II.

Note 8. Convertible notes receivable

Convertible notes receivable is comprised of the following:

	February 28,	May 31,
	2025	2024
MedMen Convertible Note	$—	$32,000
Deduct - current portion	—	—
Total convertible notes receivable, non current portion	$—	$32,000

MedMen Convertible Note

On August 31, 2021, the Company issued 9,817,061 shares valued at $117,804 to acquire a 68% interest in Superhero Acquisition L.P. (“SH Acquisition”), which purchased a senior secured convertible note issued by MedMen (the “MedMen Convertible Note”), together with certain associated warrants to acquire Class B subordinate voting shares of MedMen, in the principal amount of $165,799. The MedMen Convertible Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 6%, with a SOFR floor of 2.5% with any accrued interest being added to the outstanding principal amount. The outstanding principal amount, together with accrued interest is to be paid on August 17, 2028, the maturity date of the MedMen Convertible Note. SH Acquisition was also granted “top-up” rights enabling it (and its limited partners) to maintain its percentage ownership (on an “as-converted” basis) in the event that MedMen issues equity securities. SH Acquisition’s ability to convert the MedMen Convertible Note and exercise the Warrants is dependent upon U.S. federal legalization of cannabis or Tilray’s waiver of such requirement as well as any additional regulatory approvals.

During the three and nine months ended February 28, 2025, the company recognized an other-than-temporary change in fair value, which resulted in a non-cash expense of $20,000 compared to $42,681 for the three and nine months ended February 29, 2024. The MedMen Convertible Note was valued based upon the fair value of the collateral assets net of disposal costs and has been reduced to reflect recent developments in restructuring efforts.

As  previously disclosed, MedMen and certain of its subsidiaries commenced insolvency actions in April 2024.  On January 16, 2025, MedMen exited receivership and substantially all of its remaining assets were transferred to a new entity owned by MedMen’s secured creditors, including SH Acquisition. In connection with the foregoing, the Company disposed of its MedMen Convertible Note in exchange for an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization. See Note 9 (Long-term investments). As a result, the Company no longer controls SH Acquisition and thus no longer consolidates this entity for accounting purposes. See Note 17 (Non-controlling interests).

The Company did not derive any revenue or cash from MedMen's operations, and fully complies with all limitations imposed by applicable U.S. law and regulations in connection with its ownership of the MedMen Convertible Note and/or its option to acquire SH Acquisition. In addition, since the fiscal year ended May 31, 2024, the Company has not recognized any interest income on the MedMen Convertible Note, nor did the Company recognize any interest income for the three and nine months ended February 28, 2025, which would have increased its value.

Note 9. Long term investments

Long term investments consisted of the following:

	February 28,	May 31,
	2025	2024
Equity investments measured at fair value	$1,875	$2,359
Equity investments under measurement alternative	8,160	5,500
Total	$10,035	$7,859

As of February 28, 2025, included within equity investment under measurement alternative is an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization valued at $8,160. See Note 25 (Fair value measurements).

Note 10. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of February 28, 2025, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit in the amounts of €7,000 and €500. These lines bear interest at Euro Short-Term Rate (“ESTR”) plus 2.50% and Euro Interbank Offered Rate (“EURIBOR”) plus 4.00%, respectively. As of February 28, 2025, a total of €7,442 ($7,740) was drawn down from the total available credit of €7,500. The operating line of credit for €7,000 is secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn, Germany production facility and underlying real property. The operating line of credit for €500 is unsecured.

American Beverage Crafts Group Inc. (“ABC Group”), a subsidiary of the Company, has a revolving credit facility of $30,000, which bears interest at SOFR plus an applicable margin. As of February 28, 2025, the Company had drawn down $3,000 on the revolving line of credit. The revolving credit facility is secured by ABC Group's assets and includes a corporate guarantee by a subsidiary of the Company.

Note 11. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	February 28,	May 31,
	2025	2024
Trade payables	$98,914	$105,392
Accrued liabilities	88,870	92,424
Litigation accruals	14,787	24,378
Accrued payroll and employment related taxes	5,060	6,154
Income taxes payable	1,495	4,092
Accrued interest	3,211	4,217
Sales taxes payable	4,230	5,300
Total	$216,567	$241,957

Note 12. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	February 28,	May 31,
	2025	2024
Term loan - C$53,000 - Canadian prime plus an applicable margin, 3-year term, with a 10-year amortization, repayable in equal quarterly payments due in February 2028	$36,570	$39,420
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	9,053	10,212
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	11,130	12,422
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	179	263
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	1,940	2,089
Term loan ‐ €1,500 ‐ at 2.00%, 5‐year term, repayable in quarterly installments of €94 plus interest, due in April 2025	101	417
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	2,520	3,151
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 to $69, due in October 2030	19,603	20,066
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $2,250 due in June 2028	82,124	86,626
Carrying amount of long-term debt	163,220	174,666
Unamortized financing fees	(915)	(808)
Net carrying amount	162,305	173,858
Less principal portion included in current liabilities	(12,904)	(15,506)
Total non-current portion of long-term debt	$149,401	$158,352

The Company, entered into a secured credit agreement on November 28, 2022, for a credit facility through its 51% owned subsidiary Aphria Diamond Inc. (“Aphria Diamond”). The principal amount of loans outstanding is secured by the property at 620 Country Road 14, Leamington, Ontario, owned by Aphria Diamond and a guarantee from Aphria Inc. During the period ended February 28, 2025, the Company refinanced this debt by entering into a new Credit Agreement. The Credit Agreement provides for a term loan equal to CAD $53,000 with a maturity date of  February 21, 2028.  The Company used CAD $48,171 of the proceeds from the Credit Agreement to repay in full all outstanding obligations under the prior credit facility.

Note 13. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	February 28,	May 31,
	2025	2024
5.20% Convertible Notes ("TLRY 27")	$104,071	$129,583
5.25% Convertible Notes ("APHA 24")	—	330
Total	104,071	129,913
Deduct - current portion	—	330
Total convertible debentures payable, non current portion	$104,071	$129,583

TLRY 27 Notes

	February 28,	May 31,
	2025	2024
5.20% Contractual debenture	$172,500	$172,500
Debt settlement	(43,100)	—
Unamortized discount	(25,329)	(42,917)
Net carrying amount	$104,071	$129,583

The TLRY 27 convertible debentures were issued on  May 30, 2023 and on June 9, 2023 by way of overallotment, in the principal amount of $172,500 (the “TLRY 27 Notes”). The TLRY 27 Notes bear interest at a rate of 5.20% per annum, payable semi-annually in arrears on  June 15 and  December 15 of each year, and mature on  June 15, 2027, unless earlier converted. The TLRY 27 Notes are Tilray’s general unsecured obligations and rank senior in right of payment to all of Tilray’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of Tilray’s unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of Tilray’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of Tilray’s current or future subsidiaries. Noteholders have the right to convert their TLRY 27 Notes into shares of Tilray’s Common Stock at their option, at any time, until the close of business on the second scheduled trading day immediately before  June 15, 2027. The initial conversion rate is 376.6478 shares per $1,000 principal amount of TLRY 27 Notes, which represents a conversion price of approximately $2.66 per share. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

The TLRY 27 Notes will be redeemable, in whole and not in part, at Tilray’s option at any time on or after   June 20, 2025 at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price of Tilray’s Common Stock exceeds 130% of the conversion price for a specified period of time. If certain corporate events that constitute a fundamental change occur, then, subject to a limited exception, noteholders  may require Tilray to repurchase their TLRY 27 Notes for cash. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In connection with the Company’s offering of the TLRY 27 Notes, the Company entered into a share lending agreement with an affiliate of Jefferies LLC (the “Share Borrower”), pursuant to which it lent to the Share Borrower 38,500,000 shares of the Company’s Common Stock (the “Borrowed Shares”). The Borrowed Shares were newly-issued shares, will be held as treasury shares until the expiration or early termination of the share lending agreement and may be used by purchasers of the TLRY 27 Notes to sell up to 38,500,000 shares of the Company’s Common Stock. The fair value of the share lending agreement has been recorded as part of the unamortized discount on the debenture. The Company expects that the selling stockholders will use their position created by such sales to establish their initial hedge with respect to their investments in the TLRY 27 Notes. The Company did not receive any proceeds from the sale of the Borrowed Shares.

On  September 12, 2024 and November 4, 2024, the Company exchanged $7,500 and $9,000 of its TLRY 27 Notes for cancellation, respectively, by issuing 10,034,635 shares of Common Stock and paying $290 in cash to settle both principal and accrued interest. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $4,931 reduction of additional paid-in capital in the Consolidated Statements of Stockholders’ Equity. Additionally, this repurchase resulted in a gain of $679 which was recorded in other non-operating (losses) gains, net as shown in Note 24 (Non-operating income (expense)). Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by 3,682,609 shares which were then returned as Treasury Stock.

During the three months ended February 28, 2025, the Company exchanged an aggregate $26,600 of its TLRY 27 Notes for cancellation, by issuing 27,136,770 shares of Common Stock and paying $212 in cash to settle both principal and accrued interest. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $7,442 reduction of additional paid-in capital in the Consolidated Statements of Stockholders’ Equity. Additionally, this repurchase resulted in a gain of $2,432 which was recorded in other non-operating (losses) gains, net as shown in Note 24 (Non-operating income (expense)). Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by 5,936,812 shares which were then returned as Treasury Stock. As of  February 28, 2025 and May 31, 2024, a total of 28,880,580 and 38,500,000 shares remained outstanding under the share lending arrangement, respectively.

During the three and nine months ended February 28, 2025, the Company recognized interest expense of $1,957 and $6,332 and accretion of amortized discount interest of $2,766 and $8,751, respectively. During the three and nine months ended February 29, 2024, the Company recognized interest expense of $2,243 and $6,728 and accretion of amortized discount interest of $2,896 and $8,520, respectively.

As at  February 28, 2025, there was $129,400 principal outstanding compared to $172,500 principal outstanding as at May 31, 2024 under the TLRY 27 Notes.

APHA 24 Notes

	February 28,	May 31,
	2025	2024
5.25% Contractual debenture	$—	$350,000
Debt settlement	—	(349,670)
Fair value adjustment	—	—
Net carrying amount	$—	$330

The APHA 24 convertible debentures, were entered into in April 2019, in the principal amount of $350,000, bore interest at a rate of 5.25% per annum, and were payable semi-annually in arrears on June 1 and December 1 of each year, and matured on June 1, 2024 (the "APHA 24 Notes"). On June 1, 2024, the Company repaid the remaining principal of the APHA 24 Notes in cash upon maturity.

Note 14. Warrant liability

As of February 28, 2025 and May 31, 2024, there were 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring September 17, 2025. Each warrant is exercisable for one share of Common Stock of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues Common Stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the nine months ended February 28, 2025, the Company issued shares of its Common Stock which triggered the anti-dilution price protection feature and, accordingly, lowered the exercise price of each warrant to $0.90. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of Common Stock due to be issued multiplied by any trading price of the Common Stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered Common Stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

Using the Black Scholes pricing model (Level 3), the Company has estimated the fair value of the warrants outstanding as of  February 28, 2025 to be $0.06 per warrant. In applying the Black Scholes pricing model (Level 3), the Company utilized the following assumptions: a risk-free interest rate of 2.55%, an expected volatility of 50%, an expected term of 0.55 years, strike price of $0.90 and fair value of Common Stock of $0.74.

The expected volatility assumption utilized in the Black Scholes pricing model (Level 3) was calculated using both the historical and implied volatility of the Company’s Common Stock.

Note 15. Stockholders' equity

Issued and outstanding

Pursuant to its Fifth Amended and Restated Certificate of Incorporation, the total number of shares that the Company is authorized to issue is 1,426,000,000 shares, of which 1,416,000,000 shares are Common Stock (the “Common Stock”), and 10,000,000 shares of which are Preferred Stock (the “Preferred Stock”). As of  February 28, 2025, the Company had issued and outstanding 983,372,617 shares of Common Stock, 9,619,421 shares of Treasury Stock (the “Treasury Stock”) and no Preferred Stock. Historically, the Company has issued shares of its Common Stock in consideration for acquisitions and other strategic transactions, settlement of convertible notes, settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the nine months ended February 28, 2025, the Company issued the following shares of Common Stock:

a)

93,610,801 shares of Common Stock pursuant to its At-the-Market (“ATM”) program, which generated gross proceeds of $143,466 and net proceeds of $139,738, after deducting $3,728 in commissions and other fees associated with these issuances.

b)

37,171,405 shares of Common Stock in the amount of $43,528 to exchange the aggregate principal of $43,100 of its TLRY 27 Notes for cancellation. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $12,373 reduction of additional paid-in capital. Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by approximately 9,619,421 shares which were then returned as Treasury Stock, see Note 13 (Convertible debentures payable).

c)	13,217,588 shares of Common Stock to settle dividends payable to the non-controlling shareholders of Aphria Diamond in the amount of $23,824.
d)	7,447,450 shares of Common Stock in connection with the exercise of previously awarded stock-based compensation awards.

During the nine months ended February 28, 2025, the Company granted 13,505,127 time-based Restricted Stock Units (“RSUs”), and no performance-based RSUs. During the nine months ended February 29, 2024, the Company granted 11,665,159 time-based RSUs and 7,566,146 performance-based RSUs. In connection with the 7,566,146 performance-based RSUs that were issued, the performance conditions associated with such awards will not be determined and adopted until a future date and, therefore, the grant date has not been met for accounting purposes and no amounts have been recorded within the Consolidated Statement of Loss. The Company's total stock-based compensation expense from RSUs incurred for the three and nine months ended February 28, 2025 was $4,035 and $18,189, respectively, compared to $8,059 and $24,517 for the three and nine months ended  February 29, 2024, respectively.

Note 16. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation gain (loss) as follows:

Total
Balance May 31, 2023	$(46,610)
Other comprehensive income (loss)	3,049
Balance August 31, 2023	$(43,561)
Other comprehensive income (loss)	5,194
Balance November 30, 2023	$(38,367)
Other comprehensive income (loss)	(4,820)
Balance February 29, 2024	$(43,187)

Balance May 31, 2024	$(43,499)
Other comprehensive income (loss)	3,622
Balance August 31, 2024	$(39,877)
Other comprehensive income (loss)	(8,080)
Balance November 30, 2024	$(47,957)
Other comprehensive income (loss)	(4,978)
Balance February 28, 2025	$(52,935)

Note 17. Non-controlling interests

The following are majority-owned subsidiaries of the Company and the percentage of ownership interest maintained by the Company is set forth in the parenthetical: Aphria Diamond (51%), and Colcanna S.A.S. (90%).

On January 7, 2025, the Company dissolved its 75% ownership interest in CC Pharma Nordic ApS., and as a result, the Company no longer controls CC Pharma Nordic ApS. and thus no longer consolidates this entity.

On January 16, 2025, MedMen exited receivership and substantially all of its remaining assets were transferred to a new entity owned by MedMen’s secured creditors, including SH Acquisition. In connection with this restructuring, the Company disposed of its MedMen Convertible Note in exchange for on option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization. See Note 8 (Convertible notes receivable). As a result, the Company no longer controls SH Acquisition and thus no longer consolidates this entity.

The following table provides a summary of certain balance sheet information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest as of February 28, 2025:

	SH	CC Pharma	Aphria	ColCanna	February 28,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2025
Current assets	$—	$—	$67,340	$16	$67,356
Non-current assets	—	—	110,634	3,350	113,984
Current liabilities	—	—	(117,229)	(6,574)	(123,803)
Non-current liabilities	—	—	(31,354)	(1,452)	(32,806)
Net assets	$—	$—	$29,391	$(4,660)	$24,731

The following table provides a summary of certain balance sheet information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest as of May 31, 2024:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Current assets	$—	$12	$95,720	$3	$95,735
Non-current assets	32,000	—	124,675	3,637	160,312
Current liabilities	—	(9)	(130,945)	(6,913)	(137,867)
Non-current liabilities	—	—	(24,482)	(1,452)	(25,934)
Net assets	$32,000	$3	$64,968	$(4,725)	$92,246

The following table provides a summary of certain income statement information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest for the nine months ended February 28, 2025:

	SH	CC Pharma	Aphria	ColCanna	February 28,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2025
Revenue	$—	$—	$53,608	$—	$53,608
Total expenses	20,000	6	39,557	62	59,625
Net (loss) income	(20,000)	(6)	14,051	(62)	(6,017)
Other comprehensive (loss) income	—	3	(1,568)	127	(1,438)
Net comprehensive (loss) income	$(20,000)	$(3)	$12,483	$65	$(7,455)
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(6,400)	(1)	6,117	7	(277)
Net comprehensive (loss) income attributable to NCI	$(6,400)	$(1)	$6,117	$7	$(277)

The following table provides a summary of certain income statement information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest for the nine months ended February 29, 2024:

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

The Company reported income tax expense of $1,203 and $4,125 for the three and nine months ended February 28, 2025, and income tax (recovery) expense of $(2,871) and $1,013 for the three and nine months ended February 29, 2024. The income tax benefit in the current period varies from the US statutory income tax rate and prior period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 19. Commitments and contingencies

Purchase and other commitments

The Company has financial commitments on long-term debt, refer to Note 12 (Long-term debt), convertible notes, refer to Note 13 (Convertible debentures payable), material purchase commitments inclusive of multi-period sponsorship rights and construction commitments as follows:

	Total	2026	2027	2028	2029	Thereafter
Long-term debt repayment	$163,220	$12,904	$16,275	$18,248	$85,198	$30,595
Convertible debentures payable	129,400	—	—	129,400	—	—
Material purchase obligations	71,520	29,830	35,652	6,038	—	—
Construction commitments	835	835	—	—	—	—
Total	$364,975	$43,569	$51,927	$153,686	$85,198	$30,595

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

There have been no material changes in the legal proceedings since our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 or subsequent Quarterly Reports on Form 10-Q, except with respect to the legal proceedings disclosed below:

Aphria Securities Class Action (Canada)

In February 2019, a putative securities class action was commenced in the Ontario Superior Court of Justice against Tilray’s wholly-owned subsidiary, Aphria, Inc. (“Aphria”), and certain of its former officers and directors (the “Aphria Canadian Class Action”). The Aphria Canadian Class Action was subsequently amended in September 2022 to proceed only against Aphria and two of its former officers and directors as named defendants.

The class plaintiff sought damages in the amount of CAD $875,000 pursuant to Ontario securities legislation on behalf of all class members who acquired Aphria’s common shares between January 29, 2018 and December 3, 2018. The Aphria Canadian Class Action stemmed from Aphria’s acquisition of Nuuvera Inc. and LATAM Holdings Inc. in March and September 2018, respectively, alleging that the value of the acquired assets was misrepresented as being significantly higher than their actual worth, and that insiders at Aphria personally benefitted from the acquisitions at the expense of investors. Aphria and the individual defendants denied the allegations made in the Aphria Canadian Class Action and vigorously defended against them. Trial was scheduled to begin in January 2025.

On February 5, 2025, Aphria and the individual defendants successfully reached an agreement with the class plaintiff to settle the Aphria Canadian Class Action.  The settlement agreement provides for the complete dismissal of the Aphria Canadian Class Action, with prejudice, in exchange for an aggregate payment from all defendants equal to CAD $30,000, or approximately US $21,000, (the “Settlement Amount”).  The settlement agreement also provides for the dismissal, with prejudice, of the four individual Canadian lawsuits pursuing the same allegations of wrongdoing against Aphria and former and current officers and directors. The settlement does not constitute an admission of liability or wrongdoing by Aphria or the other defendants.

The Settlement Amount will be primarily funded by the outstanding balance under Aphria’s D&O Insurance Policy and by the individual defendants. Aphria will fund the remaining unpaid portion of the Settlement Amount, currently estimated to equal approximately CAD $8,300 (or approximately US $5,800). The settlement agreement was approved by the Court on March 27, 2025.

Summary of litigation accruals

As described in Note 11 (Accounts payable and accrued liabilities), the total estimated litigation expense accrual included in accrued liabilities as of  February 28, 2025 and May 31, 2024 was $14,787 and $24,378, respectively. This estimated accrual is intended to cover various ongoing litigation matters with probable losses that can be reasonably estimated.

Note 20. Net revenue

The Company reports Net revenue in four reporting segments: beverage, cannabis, distribution, and wellness. Net revenue for the three and nine months ended February 28, 2025 and February 29, 2024 were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Beverage revenue	$58,009	$58,247	$184,033	$133,237
Beverage excise taxes	(2,088)	(3,559)	(9,059)	(7,882)
Net beverage revenue	55,921	54,688	174,974	125,355
Cannabis revenue	72,982	85,236	241,384	276,676
Cannabis excise taxes	(18,708)	(21,804)	(60,209)	(75,797)
Net cannabis revenue	54,274	63,432	181,175	200,879
Distribution revenue	61,493	56,794	197,175	193,174
Wellness revenue	14,092	13,426	43,450	39,652
Total	$185,780	$188,340	$596,774	$559,060

Note 21. Cost of goods sold

The Company reports Cost of goods sold in four reporting segments: beverage, cannabis, distribution, and wellness. Cost of goods sold for the three and nine months ended February 28, 2025 and February 29, 2024 were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Beverage costs	35,986	$35,836	106,961	$77,615
Cannabis costs	32,275	42,518	111,804	139,507
Distribution costs	55,936	51,231	175,281	172,846
Wellness costs	9,572	9,359	29,791	28,091
Total	$133,769	$138,944	$423,837	$418,059

Note 22. General and administrative expenses

General and administrative expenses for the three and nine months ended February 28, 2025 and February 29, 2024 were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Salaries and wages	$21,908	21,173	$66,201	$57,067
Office and general	7,385	4,190	26,103	20,423
Stock-based compensation	4,035	8,059	18,189	24,517
Insurance	2,942	3,569	8,552	9,917
Professional fees	1,352	656	3,656	4,658
(Gain) loss on sale of capital assets	(202)	23	(733)	3
Travel and accommodation	1,100	1,246	4,347	3,727
Rent	726	1,024	3,041	3,457
Total	$39,246	$39,940	$129,356	$123,769

Note 23. Restructuring charges

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred restructuring and exit costs associated with the integration efforts of these transactions. In connection with these efforts, the Company recognized $6,133 and $17,249 of restructuring charges for the three and nine months ended February 28, 2025 compared to $5,178 and $8,748 for the prior year period. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed. All amounts incurred as of  February 28, 2025 have been paid.

Within the Cannabis segment, our restructuring costs predominantly related to the HEXO acquisition, which are expected to be completed within 24 months from the original acquisition, which occurred June 2023. In the nine months ended February 28, 2025, we recognized $7,872 of expenses related to employee termination severance and benefits and other costs related to the conversion of the HEXO Quebec cultivation facility from cannabis to produce (which is currently held for sale), the optimization of our Redecan facilities, and $771 of restructuring charges related to the remaining costs of exiting the Truss Beverage Co. (“Truss”) facility following its sale to a third party in the fiscal year ended May 31, 2024. Additionally, the Company recognized $1,133 of cost associated with the winding down of our Avanti facility, the closure of which was announced during the quarter ended  November 30, 2024. Lastly, the Company recognized $351 of restructuring charges related to our decision to exit the New Zealand medical cannabis market announced during the quarter ended  February 28, 2025.

Within the Beverage segment, the Company recognized $1,089 of expenses related to employee termination severance and benefits and $2,765 of costs associated with the consolidation of production sites through the integration of the Craft Acquisition and the Craft Acquisition II. Additionally, the Company recognized $800 of restructuring charges related to terminating a legacy storage agreement from the Craft Acquisition. We expect to transition to a new storage facility in the fourth quarter of our fiscal year ending May 31, 2025.

Within the Distribution segment, the Company recognized $374 of restructuring charges related to the divestiture of its retail pharmacy location in Argentina.

Lastly, for the nine months ended February 28, 2025, the Company recognized $2,094 of costs associated with the investment held in Superhero Acquisition Corp. as a result of MedMen’s ongoing restructuring and liquidation undertakings.

Note 24. Non-operating income (expense), net

Non-operating income (expense), net for the three and nine months ended February 28, 2025 and February 29, 2024 were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Change in fair value of convertible debenture payable	$—	$(6,311)	$—	$(12,352)
Change in fair value of warrant liability	1,338	586	2,896	(1,365)
Foreign exchange gain (loss)	(22,290)	(3,302)	(44,206)	1,941
(Loss) gain on long-term investments	(5,474)	33	(5,540)	383
Other non-operating (losses) gains, net	2,404	(8,245)	2,219	(9,427)
Total	$(24,022)	$(17,239)	$(44,631)	$(20,820)

The other non-operating (losses) gains, net for the three and nine months ended February 28, 2025, were gains of $2,404 and $2,219, respectively, and were mainly comprised of a $3,111 gain resulting from the exchange transaction of the TLRY 27 Note. Included in other non-operating (losses) gains, net for the three and nine months ended  February 29, 2024, are losses of $(8,245) and $(9,427) which is comprised of $2,313 from the downside protection share issuance relating to the HTI note, $2,458 of amounts to settle outstanding notes with non-controlling interest shareholders, and $4,638 for a decrease in value of equity investee, Cannfections.

Note 25. Fair value measurements

Financial instruments

The Company's classification of its financial instruments is described in Note 3 (Significant accounting policies) in the Notes to our Annual Financial Statements.

The carrying values of marketable securities, accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

On  February 28, 2025 and  May 31, 2024, the Company had long-term debt of $2,621 and $3,568, respectively, and the principal portion of convertible debentures payable of $129,400 and $172,830, respectively, subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2025 and  May 31, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				February 28,
	Level 1	Level 2	Level 3	2025
Financial assets
Cash and cash equivalents	$199,956	$—	$—	$199,956
Marketable securities	48,458	—	—	48,458
Convertible notes receivable	—	—	—	—
Equity investments measured at fair value	922	953	8,160	10,035
Financial liabilities
Warrant liability	—	—	(357)	(357)
Contingent consideration	—	—	(15,000)	(15,000)
APHA 24 Convertible debenture	—	—	—	—
Total recurring fair value measurements	$249,336	$953	$(7,197)	$243,092

				May 31,
	Level 1	Level 2	Level 3	2024
Financial assets
Cash and cash equivalents	$228,340	$—	$—	$228,340
Marketable securities	32,182	—	—	32,182
Convertible notes receivable	—	—	32,000	32,000
Equity investments measured at fair value	919	1,440	5,500	7,859
Financial liabilities
Warrant liability	—	—	(3,253)	(3,253)
Contingent consideration	—	—	(15,000)	(15,000)
APHA 24 Convertible debenture	—	—	(330)	(330)
Total recurring fair value measurements	$261,441	$1,440	$18,917	$281,798

The Company’s financial assets and liabilities required to be measured on a recurring basis are its convertible notes receivable, equity investments measured at fair value, convertible debentures measured at fair value, acquisition-related contingent consideration, and warrant liability.

Convertible notes receivable and long-term investments are recorded at fair value. The estimated fair value is determined by assessing the collateral entitlement from the asset and is classified as Level 3. During the nine months ended February 28, 2025, an impairment to convertible notes receivable of $20,000 was recognized, compared to an impairment of $42,681 in the period ended  February 29, 2024. Subsequent to which in January 2025, MedMen exited receivership and substantially all of its remaining assets were transferred to a new entity owned by MedMen’s secured creditors, including SH Acquisition. In connection with the foregoing, the Company disposed of its MedMen Convertible Note in exchange for on option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization. See Note 9 (Long-term investments). This option was recorded as a Level 3 equity investment measured at fair value of $8,160 by assessing the discounted cash flows of SH Acquisition.

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

A portion of the consideration to be paid in connection with the Company’s acquisition of Montauk Brewing Company (“Montauk”) is contingent upon the achievement of certain financial measures as of December 2025. If achieved, such contingent consideration is payable in cash. The contingent consideration amount was estimated by applying a probability of achievement of 100% on the $15,000 sales earn-out component and 0% on the remaining criteria, which is not expected to be achieved. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3.

During the nine months ended February 28, 2025, a decrease in fair value of $nil was recognized compared to a decrease of fair value of $13,493 in the period ended  February 29, 2024, inclusive of changes in foreign exchange. The decrease was comprised of a decrease of fair value of $16,218 for the contingent consideration from the Sweetwater Brewing Company acquisition as a result of not achieving the incentive targets and the settlement of $4,181 of contingent consideration liability from the Truss acquisition in cash for $760 (CAD $1,041), which was offset by an increase in fair value of $3,111 for the contingent consideration from the Montauk acquisition as a result of a higher probability of achieving the incentive targets.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows for the period ended  February 28, 2025:

					APHA 24
	Convertible	Equity	Warrant	Contingent	Convertible
	notes receivable	Investments	Liability	Consideration	Debt
Balance, May 31, 2024	$32,000	$5,500	$(3,253)	$(15,000)	$(330)
Additions/(disposals)	(12,000)	8,160	—	—	330
Redemption	—	—	—	—	—
Unrealized gain (loss) on fair value	—	(5,500)	2,896	—	—
Impairments	(20,000)	—	—	—	—
Balance, February 28, 2025	$—	$8,160	$(357)	$(15,000)	$—

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows for the period ended  February 29, 2024:

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

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in the consolidated statements of loss and comprehensive loss using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
Warrant liability	Black-Scholes	Volatility,	50%
		expected life (in years)	0.6
Contingent consideration	Discounted cash flows	Discount rate,	11%
		Probability of achievement	100% and 0%
Equity investments	Discounted cash flows	Probability of achievement	70%

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

Note 26. Segment reporting

Information reported to the Chief Operating Decision Maker (“CODM”) for the purpose of resource allocation and assessment of segment performance focuses on the nature of the operations. The Company operates in four reportable segments: (1) beverage operations, which encompasses the production, marketing and sale of beverage and beverage products, (2) cannabis operations, which encompasses the cultivation, production, distribution, sale, co-manufacturing and advisory services of both medical and adult-use cannabis, (3) distribution operations, which encompasses the purchase and resale/distribution of pharmaceuticals products to wholesale and pharmacy customers, and (4) wellness products, which encompasses hemp foods and hemp-derived consumer products. This structure is in line with how our CODM assesses our performance and allocates resources.

Operating segments have not been aggregated and asset information by segment is not disclosed because such information is not reported to or used by the Company’s CODM for the purposes of assessing segment performance or allocating resources.

Segment gross profit from external customers:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Beverage
Net beverage revenue	$55,921	$54,688	$174,974	$125,355
Beverage costs	35,986	35,836	106,961	77,615
Beverage gross profit	19,935	18,852	68,013	47,740
Cannabis
Net cannabis revenue	54,274	63,432	181,175	200,879
Cannabis costs	32,275	42,518	111,804	139,507
Cannabis gross profit	21,999	20,914	69,371	61,372
Distribution
Distribution revenue	61,493	56,794	197,175	193,174
Distribution costs	55,936	51,231	175,281	172,846
Distribution gross profit	5,557	5,563	21,894	20,328
Wellness
Wellness revenue	14,092	13,426	43,450	39,652
Wellness costs	9,572	9,359	29,791	28,091
Wellness gross profit	$4,520	$4,067	$13,659	$11,561

Channels of Cannabis revenue were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Revenue from Canadian medical cannabis	$5,839	$6,363	$18,773	$18,793
Revenue from Canadian adult-use cannabis	49,315	62,107	165,627	205,350
Revenue from wholesale cannabis	3,893	2,764	15,993	12,348
Revenue from international cannabis	13,935	14,002	40,991	40,185
Less excise taxes	(18,708)	(21,804)	(60,209)	(75,797)
Total	$54,274	$63,432	$181,175	$200,879

There were no advisory services revenue associated with the HEXO commercial transaction agreements for the three and nine months ended February 28, 2025. There were $nil and $1,500 in advisory services revenue associated with the HEXO commercial transaction agreements for the three and nine months ended February 29, 2024.

Geographic net revenue:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
USA	$64,420	$62,384	$200,053	$147,247
Canada	45,930	55,140	158,555	178,417
EMEA	72,386	67,143	229,312	222,139
Rest of World	3,044	3,673	8,854	11,257
Total	$185,780	$188,340	$596,774	$559,060

Geographic capital assets:

	February 28,	May 31,
	2025	2024
USA	$199,539	$141,314
Canada	244,091	313,359
EMEA	90,740	99,921
Rest of World	3,430	3,653
Total	$537,800	$558,247

Major customers are defined as customers that are materially significant to the Company’s annual revenues. For the three and nine months ended February 28, 2025 and 2024, there were no major customers representing a material contribution to our quarterly revenues.

Note 27. Subsequent Events

From March 5, 2025 to March 17, 2025, Tilray issued an aggregate of 22,802,671 shares of the Company’s common stock in exchange for $15,000 aggregate principal amount of the TLRY 27 Notes. The remaining principal outstanding as a result of these transactions was $114,400.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and the related Notes thereto for the period ended February 28, 2025 contained in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, as well as  in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 and in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

Company Overview

Tilray Brands, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company”, “Tilray”, “we”, “us” and “our”)  is a leading global lifestyle consumer products company, which was incorporated on January 24, 2018 and is headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia and Latin America that is leading as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection. Tilray’s mission is to be a leading premium lifestyle company with a house of brands and innovative products that inspire joy, wellness and create memorable experiences.

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

Trends and Other Factors Affecting Our Business

Beverage market trends:

Within the beverage category, we expect the following key trends to shape the near-term outlook in this segment:

-

Beverage Distribution. In furtherance of our strategic vision, we remain focused on enhancing our relevance within home markets on mission critical items, focusing on our core brands in their core markets. Through targeted efforts, we continue to strategically adjust our portfolio mix and distribution geography through our distributor consolidation program to refine our craft beer strategy, enhancing our relevance and focusing resources on our core markets as part of our portfolio rationalization initiatives. Distributor chain spring product resets have indicated improvements of distribution for our core brands and key innovation initiatives, including Shock Top, Runner’s High Non-Alcoholic, and SweetWater’s newly launched Day Trip and Dive Beer. We expect to begin to see the impact of these gains during the fourth quarter ended May 31, 2025 and throughout fiscal year 2026.

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

In the spirits category, Breckenridge Distillery stands out as a beacon within the bourbon industry, making notable strides in vodka and gin markets while offering a comprehensive hospitality experience through its world-class restaurant and retail location. Our primary growth objective centers on expanding market share across the United States. To fuel future expansion, we prioritize showcasing our exceptional product quality and introducing innovative new offerings. Recent accolades, including Double Gold awards at prestigious competitions such as Breckenridge Reserve Port Cask Finish being named the World’s best finished Bourbon at the 2024 World Whiskies Awards, we believe underscore our brand's growing recognition and appeal. Despite prevailing challenges within the overall spirits market, we believe our focus on whiskey—a resilient segment— positions us for continued growth fueled by innovative product introductions and expanded market presence.

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve given how nascent the industry is with federal legalization of adult-use cannabis occurring just over five years ago. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the Canadian cannabis industry:

-

Market share. During the quarter, Tilray continued to lead the Canadian market with the highest cannabis revenue in Canada. However, during the quarter, we experienced a marginal dip in market share in Canada from 9.4% to 9.3% from the immediately preceding quarter as reported by Hifyre data for all provinces excluding Quebec where Weedcrawler was deemed more accurate. The current period decrease in market share reflects our efforts to preserve margin in specific categories experiencing the most price compression and our shift in strategy to redirect inventories to international cannabis markets which provides for higher margin sales. We intend to enhance our global supply chain and increase our cultivation footprint to support this growing demand.

-

Price compression. Historical price compression in specific categories is expected to persist in the market, intensified by fierce competition among the approximately 1,000 Licensed Producers in Canada. The fixed impact of excise per gram, notwithstanding the decline in average selling prices, further compounds these challenges, and has promoted ongoing industry lobbying efforts.

International cannabis trends:

We are a global leader in the development, production, distribution, marketing and sale of pharmaceutical-grade medical cannabis products.  The cannabis industry in Europe is still in its early stages of development and countries within Europe are at different stages of medical and adult-use cannabis legalization. The most meaningful progress to date has been the legalization and regulation of cannabis for medical purposes, which has now taken place in more than 15 countries representing a population of more than 350 million people (Germany, UK, Italy, Poland, Netherlands, Czech Republic, Greece, Portugal, Austria, Switzerland, Denmark, Croatia, Malta, Luxembourg, Ukraine, Ireland, and Israel). Beyond this, some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Czech Republic), some are engaging in experiments for adult-use legalization (Germany, Netherlands and Switzerland) and some are debating regulations for cannabinoid-based medicine (France and Spain). In Europe, we believe that, despite continuing recessionary economic conditions, political uncertainty in various countries and the continuing Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. This is evidenced by the cannabis regulations in Germany adopted on April 1, 2024, which we believe will serve as a catalyst for continued changes in drug policy throughout Europe.  Outside of Europe and North America, the cannabis industry is also in its early stages of development with Australia representing one of the larger markets.

We continue to believe that Tilray remains uniquely positioned to maintain and gain significant market share in the markets in which we participate. We benefit from our end-to-end vertically-integrated infrastructure and well-placed investments, which are comprised of two EU-GMP cultivation facilities located in Portugal and Germany; our fully owned route-to-market encompassing sales, marketing and distribution infrastructure in Germany, Australia and Italy; a network of leading distributors who we work with in the various other countries in which we participate; and, our extensive genetics portfolio and demonstrated commitment and expertise related to the cultivation and production of high-quality, safe cannabis products.  Tilray’s International business also benefits from the depth and breadth of knowledge, experience, relationships and infrastructure we have gleaned from our leading participation and investment into the Canadian medical and adult-use markets. We believe that these assets and attributes, combined with our ability to navigate complex regulatory environments, will continue to drive our leadership in international medical markets and allow us to successfully enter new markets as they adopt medical cannabis and potentially adult-use regulations and may also serve to support a potential U.S. participation in the event of federal legalization.

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

Poland.  In Poland, cannabis was legalized for medical use in 2018 and is prescribed to patients by a physician and dispensed by pharmacies. Today, all doctors in Poland are allowed to prescribe medical cannabis and it is a self-pay market as medical cannabis is not refundable by the Polish health service. In November 2024, Poland implemented strict restrictions on telemedicine, which have significantly impacted the growth of the market with prescription numbers decreasing from 68,000 in October 2024 to 28,000 in December 2024. Tilray is a leading supplier of medical cannabis in Poland through our network of distributor partnerships. We predominantly supply the market with whole flower medical cannabis products.

United Kingdom.  Since November 2018, doctors in the UK have been able to prescribe medical cannabis for medicinal use for patients with medical conditions that had failed to respond to first-line medications.  The market today is predominantly all self-pay and prescriptions are facilitated by private clinics.  Today, we supply the UK market with mainly whole flower products through our distributor partners.

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

Wellness market trends:

Tilray Wellness’s branded business continues to grow across brick-and-mortar retail as well as ecommerce, further establishing its leading market share position in better for you categories. The Company continues to focus on value-added innovation within the wellness space with the launch of branded Whole Flaxseed and Ground Flaxseed and Superseed Snack Clusters in partnership with Whole Foods Market as well as continued emphasis on The Humble Seed, a seed-forward cracker brand which was purchased earlier this year.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business, on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration and restructuring costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the nine months ended February 28, 2025, we incurred $2.6 million of transaction expenses, as discussed further below.

Effective September 1, 2024, Tilray acquired a portfolio of four craft brands and breweries comprised of Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing from Molson, see Note 7 (Business Acquisition). We expect this acquisition to further the execution of our beverage strategy, which we believe will have positive impacts on our beverage segment leading to increased revenues and whitespace penetration.

Beverage segment Project 420:

In November 2020, we entered the beverage category with the acquisition of SweetWater Brewing Company, one of the largest independent craft brewers in the U.S. by volume, with the vision of creating a larger and more diversified global lifestyle consumer products company.

This initial acquisition provided us with a foundation to pursue additional acquisitions in the beverage category and scale our business on a national basis. We acquired Alpine Beer Company, Green Flash and Breckenridge Distillery in December 2021, Montauk Brewing Company in November 2022, Craft Acquisition I in October 2023 and Craft Acquisition II in September 2024.

With Craft Acquisition I and Craft Acquisition II, we capitalized on opportunities to acquire additional beverage businesses that consisted of strong brands in decline and in need of investment in order to promote growth at a significantly reduced price. To support the growth of these acquired brands and establish a clear path to profitability, we implemented Project 420, which is a comprehensive plan covering (i) SKU rationalization; (ii) Geographic rationalization; (iii) Distributor rationalization; and (iv) synergy optimization plan through which we expect to invest in the acquired brands for growth and improve profitability:

-	SKU rationalization – In response to the declining growth in the craft beer industry and consolidation of distributors, we are working with our distributors in various markets to streamline our portfolio by eliminating duplicative and slower growth products, which had the immediate effect of reducing revenue. However, by eliminating these slower growing SKUs, we are able to focus our attention and resources on our higher growth SKUs and the introduction of new innovation, which we expect will accelerate our revenue growth in future quarters. Going forward, we will continue to manage SKU performance within our portfolio on a “one in and one out basis” to maximize SKU productivity.

-

Geographic rationalization – Our brands generate sales in all states however, their results are significantly stronger in their home markets. For example, SweetWater is located in Georgia and, as a result, its revenues are stronger in Georgia, Alabama, North Carolina and Florida, while 10 Barrel, which is located  in Oregon has stronger revenue in Oregon, Washington, Idaho and Wyoming. In away markets, like Oregon for SweetWater, and Georgia for 10 Barrel, the brands are not as strong in the away states. Our geographic rationalization works to concentrate our efforts in individual states with our strongest brands in those states. As we reduce the distribution of away markets brands in those states, we are working to increase the distribution and shelf space of home market brands. This initiative is consistent with our Regional Jewel strategy developed in conjunction with the Boston Consulting Group.

-	Distributor rationalization – As a result of our various acquisitions in the last five years, we have over 750 distributors and 975 distributor shipping locations. As a result, we are shipping to multiple distributors in the same geography as well as splitting the allocation of local brands between multiple distributors. The goal of the distributor rationalization is to reduce our distributor footprint down to between 450 and 500 distributors concentrating those distributor’s effort on our brands and SKUs, while minimizing logistical complexities.

-

Synergy optimization plan – We previously announced a $25 million synergy plan focused on optimizing our production footprint and eliminating redundancies in manufacturing and warehouse assets. By integrating the newly acquired facilities into our existing footprint, we are optimizing capacities, utilization and better absorbing fixed overheads. This in turn is improving our gross margins. In the current quarter, we increased the synergy plan by $8 million to $33 million and have achieved $20.6 million of those savings to date. We expect to complete the synergy optimization plan in the third quarter of fiscal 2026.

-

Brand and business investment – We have been and are continuing to increase our investment in the marketing, promotion and infrastructure of our recently acquired brands in order to reestablish their dominance in their core markets. Our intention is to fund this investment through the cost savings and synergies achieved through Project 420.

For the nine months ended February 28, 2025, our SKU and geographic rationalization resulted in a reduction in net sales of approximately $14.0 million. For the fiscal year ended May 31, 2025, it is anticipated that the cumulative impact of these initiatives will result in a reduction of approximately $20.0 million in net sales, which we believe will be offset by the growth of our new product innovation, including in new beverage categories, and brand extensions over the next 12 months. This revenue reduction has a corresponding decrease in our Adjusted EBITDA for the three and nine months ended February 28, 2025, of $1.0 million and $4.2 million, respectively.

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

Political and Economic Environment

Our results of operations may be affected by economic, political, legislative, regulatory, legal actions, global volatility and general market disruption resulting from geopolitical tensions, such as Russia's continued incursion into Ukraine, the ongoing events in the Middle East and political uncertainty in certain countries in Europe. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, government fiscal policies, and the recent economic uncertainties resulting from certain changes in U.S. global economic policy, including changes on global trade policies can have a significant effect on operations. More specifically, there are no expected impacts on revenue from the recently enacted U.S. tariffs and foreign enacted retaliatory tariffs (“Tariffs”). From a cost perspective, we believe the recently enacted tariffs could impact input materials such as aluminum, hops, barley, malt and vape componentry which are partially imported but will be mitigated to the extent possible.

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months ended				For the nine months ended
	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Net revenue	$185,780	$188,340	$(2,560)	(1)%	$596,774	$559,060	$37,714	7%
Cost of goods sold	133,769	138,944	(5,175)	(4)%	423,837	418,059	5,778	1%
Gross profit	52,011	49,396	2,615	5%	172,937	141,001	31,936	23%
Operating expenses:
General and administrative	39,246	39,940	(694)	(2)%	129,356	123,769	5,587	5%
Selling	13,905	9,995	3,910	39%	41,757	24,437	17,320	71%
Amortization	23,182	21,558	1,624	8%	67,913	65,700	2,213	3%
Marketing and promotion	6,793	11,191	(4,398)	(39)%	28,079	28,934	(855)	(3)%
Research and development	85	106	(21)	(20)%	250	241	9	4%
Change in fair value of contingent consideration	—	(5,983)	5,983	(100)%	—	(16,790)	16,790	(100)%
Impairments	699,235	—	699,235	NM	699,235	—	699,235	NM
Other than temporary change in fair value of convertible notes receivable	20,000	42,681	(22,681)	(53)%	20,000	42,681	(22,681)	(53)%
Litigation costs, net of recoveries	2,758	3,363	(605)	(18)%	5,254	8,439	(3,185)	(38)%
Restructuring costs	6,133	5,178	955	18%	17,249	8,748	8,501	97%
Transaction costs (income), net	605	3,465	(2,860)	(83)%	2,563	13,061	(10,498)	(80)%
Total operating expenses	811,942	131,494	680,448	517%	1,011,656	299,220	712,436	238%
Operating loss	(759,931)	(82,098)	(677,833)	826%	(838,719)	(158,219)	(680,500)	430%
Interest expense, net	(8,378)	(8,517)	139	(2)%	(25,986)	(26,977)	991	(4)%
Non-operating (expense) income, net	(24,022)	(17,239)	(6,783)	39%	(44,631)	(20,820)	(23,811)	114%
Loss before income taxes	(792,331)	(107,854)	(684,477)	635%	(909,336)	(206,016)	(703,320)	341%
Income tax expense (recovery), net	1,203	(2,871)	4,074	(142)%	4,125	1,013	3,112	307%
Net loss	$(793,534)	$(104,983)	$(688,551)	656%	$(913,461)	$(207,029)	$(706,432)	341%

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

These non-GAAP financial measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with generally accepted accounting principles in the United States of America, (“GAAP”). These financial measures, which may be different than similarly titled financial measures used by other companies, are presented to help investors' overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Please see “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for reconciliation of such non-GAAP financial measures to the most directly comparable GAAP financial measures, as well as a discussion of our adjusted gross margin, adjusted gross profit and adjusted EBITDA measures and the calculation of such measures.

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

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
(in thousands of U.S. dollars)	2025	2024	2025	2024
Net beverage revenue	$55,921	$54,688	$174,974	$125,355
Net cannabis revenue	54,274	63,432	181,175	200,879
Distribution revenue	61,493	56,794	197,175	193,174
Wellness revenue	14,092	13,426	43,450	39,652
Beverage costs	35,986	35,836	106,961	77,615
Cannabis costs	32,275	42,518	111,804	139,507
Distribution costs	55,936	51,231	175,281	172,846
Wellness costs	9,572	9,359	29,791	28,091
Adjusted gross profit (excluding PPA step-up) (1)	52,070	51,643	174,547	153,055
Beverage adjusted gross margin (excluding PPA step-up) (1)	36%	38%	40%	42%
Cannabis adjusted gross margin (excluding PPA step-up) (1)	41%	33%	38%	34%
Distribution gross margin	9%	10%	11%	11%
Wellness gross margin	32%	30%	31%	29%
Adjusted EBITDA (1)	$9,040	$10,154	$27,391	$30,974
Cash and marketable securities (1) as at the period ended:	248,414	225,858	248,414	225,858
Working capital as at the period ended:	$424,115	$302,111	$424,115	$302,111

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

Segment Reporting

Our reporting segments net revenue is comprised of net revenues from our beverage, cannabis, distribution, and wellness operations, as follows:

	For the three months ended				For the nine months ended
	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Beverage business	$55,921	$54,688	$1,233	2%	$174,974	$125,355	$49,619	40%
Cannabis business	54,274	63,432	(9,158)	(14)%	181,175	200,879	(19,704)	(10)%
Distribution business	61,493	56,794	4,699	8%	197,175	193,174	4,001	2%
Wellness business	14,092	13,426	666	5%	43,450	39,652	3,798	10%
Total net revenue	$185,780	$188,340	$(2,560)	(1)%	$596,774	$559,060	$37,714	7%

Our reporting segment net revenue on a constant currency(1) basis is as follows:

	For the three months ended				For the nine months ended
	as reported in constant currency				as reported in constant currency
	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Beverage business	$55,921	$54,688	$1,233	2%	$174,974	$125,355	$49,619	40%
Cannabis business	57,475	63,432	(5,957)	(9)%	186,120	200,879	(14,759)	(7)%
Distribution business	65,054	56,794	8,260	15%	204,861	193,174	11,687	6%
Wellness business	14,499	13,426	1,073	8%	44,068	39,652	4,416	11%
Total net revenue	$192,949	$188,340	$4,609	2%	$610,023	$559,060	$50,963	9%

Our geographic net revenue is as follows:

	For the three months ended				For the nine months ended
	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
USA	$64,420	$62,384	$2,036	3%	$200,053	$147,247	$52,806	36%
Canada	45,930	55,140	(9,210)	(17)%	158,555	178,417	(19,862)	(11)%
EMEA	72,386	67,143	5,243	8%	229,312	222,139	7,173	3%
Rest of World	3,044	3,673	(629)	(17)%	8,854	11,257	(2,403)	(21)%
Total net revenue	$185,780	$188,340	$(2,560)	(1)%	$596,774	$559,060	$37,714	7%

Our geographic net revenue on a constant currency(1) basis is as follows:

	For the three months ended				For the nine months ended
	as reported in constant currency				as reported in constant currency
	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
USA	$64,420	$62,384	2,036	3%	$200,053	$147,247	52,806	36%
Canada	49,208	55,140	(5,932)	(11)%	163,695	178,417	(14,722)	(8)%
EMEA	75,735	67,143	8,592	13%	231,706	222,139	9,567	4%
Rest of World	3,586	3,673	(87)	(2)%	14,569	11,257	3,312	29%
Total net revenue	$192,949	$188,340	$4,609	2%	$610,023	$559,060	$50,963	9%

Our geographic capital assets are as follows:

	February 28,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024
USA	$199,539	$141,314	$58,225	41%
Canada	244,091	313,359	(69,268)	(22)%
EMEA	90,740	99,921	(9,181)	(9)%
Rest of World	3,430	3,653	(223)	(6)%
Total capital assets	$537,800	$558,247	$(20,447)	(4)%

Beverage revenue

Revenue from our Beverage segment increased to $55.9 million and to $175.0 million for the three and nine months ended February 28, 2025, compared to revenue of $54.7 million and $125.4 million for the prior year period. The three and nine months increase in beverage revenue was primarily driven by our newly launched innovation in the HD-D9 product category and our recent Craft Acquisition II, effective September 1, 2024, which included the brands and breweries of Hop Valley Brewing Company, Terrapin Beer Company, Revolver Brewing, and Atwater Brewery. Further, the prior year period did not reflect a full period of revenue from the initial Craft Acquisition, completed on September 29, 2023. These impacts to beverage revenue were offset by the SKU rationalization implemented in connection with Project 420, which resulted in a reduction of revenue of $6.0 million and $14.0 million for the three and nine months ended February 28, 2025, respectively.

Cannabis revenue

Cannabis net revenue based on market channel was as follows:

	For the three months ended				For the nine months ended
	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenue from Canadian medical cannabis	$5,839	$6,363	$(524)	(8)%	$18,773	$18,793	$(20)	(0)%
Revenue from Canadian adult-use cannabis	49,315	62,107	(12,792)	(21)%	165,627	205,350	(39,723)	(19)%
Revenue from wholesale cannabis	3,893	2,764	1,129	41%	15,993	12,348	3,645	30%
Revenue from international cannabis	13,935	14,002	(67)	(0)%	40,991	40,185	806	2%
Total cannabis revenue	72,982	85,236	(12,254)	(14)%	241,384	276,676	(35,292)	(13)%
Excise taxes	(18,708)	(21,804)	3,096	(14)%	(60,209)	(75,797)	15,588	(21)%
Total cannabis net revenue	$54,274	$63,432	$(9,158)	(14)%	$181,175	$200,879	$(19,704)	(10)%

Cannabis net revenue based on market channel on a constant currency(1) basis was as follows:

	For the three months ended				For the nine months ended
	as reported in constant currency				as reported in constant currency
	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenue from Canadian medical cannabis	$6,259	$6,363	$(104)	(2)%	$19,398	$18,793	$605	3%
Revenue from Canadian adult-use cannabis	52,815	62,107	(9,292)	(15)%	170,967	205,350	(34,383)	(17)%
Revenue from wholesale cannabis	4,170	2,764	1,406	51%	16,525	12,348	4,177	34%
Revenue from international cannabis	14,264	14,002	262	2%	41,411	40,185	1,226	3%
Total cannabis revenue	77,508	85,236	(7,728)	(9)%	248,301	276,676	(28,375)	(10)%
Excise taxes	(20,033)	(21,804)	1,771	(8)%	(62,181)	(75,797)	13,616	(18)%
Total cannabis net revenue	$57,475	$63,432	$(5,957)	(9)%	$186,120	$200,879	$(14,759)	(7)%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis: Gross revenue from Canadian medical cannabis decreased to $5.8 million and remained consistent at $18.8 million for the three and nine months ended February 28, 2025 compared to gross revenue of $6.4 million and $18.8 million for the prior year period. On a constant currency basis, gross revenue from Canadian medical cannabis was $6.3 million and $19.4 million for the three and nine months ended February 28, 2025 compared to gross revenue of $6.4 million and $18.8 million for the prior year period. The nine months increase in gross revenue from medical cannabis on a constant currency basis was primarily driven by growth in the insured patient category exceeding the decline in un-insured patient attrition to the adult-use recreational market.

Revenue from Canadian adult-use cannabis: During the three and nine months ended February 28, 2025, our gross revenue from Canadian adult-use cannabis decreased to $49.3 million and $165.6 million, compared to gross revenue of $62.1 million and $205.4 million for the prior year period. Gross revenue in the prior year period included $1.5 million in advisory fees, which did not repeat during the three and nine months ended February 28, 2025. On a constant currency basis, our gross revenue from Canadian adult-use cannabis decreased to $52.8 million and $171.0 million for the three and nine months ended February 28, 2025. The decrease in gross adult-use revenue was driven by our renewed focus on preserving gross margin and maintaining a higher average selling price in growing categories such as vapes that have experienced a high degree of price compression. We expect to be able to increase our participation in these categories as a result of our capex investments in the fourth quarter ended May 31, 2025, to improve these trends. Additionally, we have shifted our strategic focus to redirect inventories to international cannabis markets to take advantage of the higher margin sales available in these markets. We expect these inventories to be sold during the fourth fiscal quarter ended May 31, 2025, however this caused a temporary decline in gross adult-use cannabis revenue and cannabis revenue overall until their eventual sale. We intend to enhance our global supply chain through Phase II of our accelerated growth plan and increase our cultivation footprint to support the growing demand in both the Canadian and international markets.

Wholesale cannabis revenue: Gross revenue from wholesale cannabis increased to $3.9 million and $16.0 million for the three and nine months ended February 28, 2025 compared to gross revenue of $2.8 million and $12.3 million for the prior year period. On a constant currency basis, gross revenue from wholesale cannabis increased to $4.2 million and $16.5 million for the three and nine months ended February 28, 2025 compared to gross revenue of $2.8 million and $12.3 million for the prior year period. Due to the transition to asset-light business models, the Canadian cannabis industry has experienced a reduction in excess inventory resulting in price increases in the B2B market. This shift in market dynamics and demand enabled us to strategically sell inventory that was sought after in the wholesale market during the quarter but does not meet the high standards required for our branded product. In the near-term, we anticipate continued volatility and fluctuation in the wholesale market, and we will assess market conditions on a quarterly basis.

International cannabis revenue: Net revenue from International cannabis was consistent at $13.9 million and increased to $41.0 million for the three and nine months ended February 28, 2025 compared to net revenue of $14.0 million and $40.2 million for the prior year period. On a constant currency basis, given the changes in the Euro against the U.S. Dollar when compared to the prior year quarter, net revenue from international cannabis increased to $14.3 million and $41.4 million compared to $14.0 million and $40.2 million in the prior year period. The increase during the period was primarily driven by higher sales in Germany, attributed to the expanding German medical market.  This growth was partially offset by lower revenue in Poland driven by the timing of export/import permits and lower prescriptions due to restrictions placed on telemedicine in November 2024 as well as lower revenue in Australia and the strategic decision to exit the New Zealand medical market. Net international cannabis revenue may fluctuate from quarter to quarter based upon the timing of the receipt of export/import permits as well as the timing of shipments from one quarter to the next. We anticipate that the redirected product from the Canadian cannabis market will be sold in our fourth fiscal quarter through these international markets.

Distribution revenue

Revenue from our Distribution segment increased to $61.5 million and $197.2 million for the three and nine months ended February 28, 2025, compared to revenue of $56.8 million and $193.2 million for the prior year period. On a constant currency basis, given the change in the Euro and Argentine Peso against the U.S. Dollar in the quarter, revenue from Distribution increased to $65.1 million and $204.9 million for the three and nine months ended February 28, 2025, compared to $56.8 million and $193.2 million for the prior year period. The increase in distribution revenue for both the three and nine months periods was driven by a change in product mix offset by the impacts of foreign exchange and that, during the prior year period, there were IT infrastructure outages and weather complications that negatively impacted our sales activities.

Wellness revenue

Our Wellness segment revenue increased to $14.1 million and $43.5 million for the three and nine months ended February 28, 2025 compared to $13.4 million and $39.7 million from the prior year period. On a constant currency basis for the three and nine months ended February 28, 2025, Wellness segment revenue increased to $14.5 million and $44.1 million from $13.4 million and $39.7 million. The increase in revenue was primarily attributed to our strategic focus on continued innovations, including the relaunch of HiBall Energy and organic growth within our branded hemp food business related to higher consumption.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

Our gross profit and gross margin for the three and nine months ended February 28, 2025 and February 29, 2024, respectively, was as follows:

	For the three months ended				For the nine months ended
(in thousands of U.S. dollars)	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
Beverage	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Net revenue	$55,921	$54,688	$1,233	2%	$174,974	$125,355	$49,619	40%
Cost of goods sold	35,986	35,836	150	0%	106,961	77,615	29,346	38%
Gross profit	19,935	18,852	1,083	6%	68,013	47,740	20,273	42%
Gross margin	36%	34%	2%	6%	39%	38%	1%	3%
Purchase price accounting step-up	59	2,073	(2,014)	(97)%	1,610	4,426	(2,816)	(64)%
Adjusted gross profit (1)	19,994	20,925	(931)	(4)%	69,623	52,166	17,457	33%
Adjusted gross margin (1)	36%	38%	(2%)	(5%)	40%	42%	(2%)	(5%)
Cannabis
Net revenue	54,274	63,432	(9,158)	(14)%	181,175	200,879	(19,704)	(10)%
Cost of goods sold	32,275	42,518	(10,243)	(24)%	111,804	139,507	(27,703)	(20)%
Gross profit	21,999	20,914	1,085	5%	69,371	61,372	7,999	13%
Gross margin	41%	33%	8%	24%	38%	31%	7%	23%
Purchase price accounting step-up	—	174	(174)	(100)%	—	7,628	(7,628)	(100)%
Adjusted gross profit (1)	21,999	21,088	911	4%	69,371	69,000	371	1%
Adjusted gross margin (1)	41%	33%	8%	24%	38%	34%	4%	12%
Distribution
Net revenue	61,493	56,794	4,699	8%	197,175	193,174	4,001	2%
Cost of goods sold	55,936	51,231	4,705	9%	175,281	172,846	2,435	1%
Gross profit	5,557	5,563	(6)	(0)%	21,894	20,328	1,566	8%
Gross margin	9%	10%	(1)%	(10)%	11%	11%	0%	0%
Wellness
Net revenue	14,092	13,426	666	5%	43,450	39,652	3,798	10%
Cost of goods sold	9,572	9,359	213	2%	29,791	28,091	1,700	6%
Gross profit	4,520	4,067	453	11%	13,659	11,561	2,098	18%
Gross margin	32%	30%	2%	7%	31%	29%	2%	7%
Total
Net revenue	185,780	188,340	(2,560)	(1)%	596,774	559,060	37,714	7%
Cost of goods sold	133,769	138,944	(5,175)	(4)%	423,837	418,059	5,778	1%
Gross profit	52,011	49,396	2,615	5%	172,937	141,001	31,936	23%
Gross margin	28%	26%	2%	8%	29%	25%	4%	16%
Purchase price accounting step-up	59	2,247	(2,188)	(97)%	1,610	12,054	(10,444)	(87)%
Adjusted gross profit (1)	52,070	51,643	427	1%	174,547	153,055	21,492	14%
Adjusted gross margin (1)	28%	27%	1%	4%	29%	27%	2%	7%

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

Beverage gross margin: Gross margin of 36% and 39% for the three and nine months ended February 28, 2025 increased from 34% and 38% in the prior year period. Adjusted gross margin of 36% and 40% for the three and nine months ended February 28, 2025 decreased from 38% and 42% in the prior year period. The change in the adjusted beverage gross margin during the three and nine months ended February 28, 2025 was driven by several factors. Our continued integration efforts of our Craft Acquisition, increased utilization of our facilities and improvements in our product mix as part of our strategic initiatives under Project 420 have had favorable impacts on our adjusted gross margin. However, these improvements were partially offset by the impacts from the Craft Acquisition II, which has lower margins than our historical business.

Cannabis gross margin: Gross margin increased during the three and nine months ended February 28, 2025 to 41% and 38% from 33% and 31% in the prior year period. Excluding the impact of the non-cash fair value purchase price accounting step-up, adjusted gross margin during the three and nine months ended February 28, 2025 increased to 41% and 38% from 33% and 34% in the prior year period. The improvement in gross margin and adjusted gross margin for the three and nine months ended February 28, 2025 was driven by our increased international cannabis revenue as a proportion of total cannabis revenue given its higher margin, as well as a continued focus on maintaining a higher average selling price and favorable product mix to improve gross margins in Canada despite lower sales in the Canadian adult-use market. Additionally, the prior year period also included $1.5 million of HEXO advisory services revenue, which did not recur in the current year period.

Distribution gross margin: Gross margin decreased to 9% and remained consistent at 11% for the three and nine months ended February 28, 2025 from 10% and 11% for the prior year period, which was attributed to shortages in key pharmaceutical product lines as well as price reductions.

Wellness gross margin: Gross margin increased to 32% and 31% for the three and nine months ended February 28, 2025 from 30% and 29% from the prior year period, which was a result of strong operational efficiencies, lower input costs and the culmination of a change in sales mix towards higher margin product offerings including HiBall energy drinks.

Operating expenses

	For the three months ended				For the nine months ended
	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
General and administrative	$39,246	$39,940	$(694)	(2)%	$129,356	$123,769	$5,587	5%
Selling	13,905	9,995	3,910	39%	41,757	24,437	17,320	71%
Amortization	23,182	21,558	1,624	8%	67,913	65,700	2,213	3%
Marketing and promotion	6,793	11,191	(4,398)	(39)%	28,079	28,934	(855)	(3)%
Research and development	85	106	(21)	(20)%	250	241	9	4%
Change in fair value of contingent consideration	—	(5,983)	5,983	(100)%	—	(16,790)	16,790	(100)%
Impairments	699,235	—	699,235	NM	699,235	—	699,235	NM
Other than temporary change in fair value of convertible notes receivable	20,000	42,681	(22,681)	(53)%	20,000	42,681	(22,681)	(53)%
Litigation costs, net of recoveries	2,758	3,363	(605)	(18)%	5,254	8,439	(3,185)	(38)%
Restructuring costs	6,133	5,178	955	18%	17,249	8,748	8,501	97%
Transaction costs (income), net	605	3,465	(2,860)	(83)%	2,563	13,061	(10,498)	(80)%
Total operating expenses	$811,942	$131,494	$680,448	517%	$1,011,656	$299,220	$712,436	238%

Operating expenses are comprised of general and administrative, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, impairments, other than temporary change in fair value of convertible notes receivable, litigation costs, net of recoveries, restructuring costs and transaction costs (income), net. These costs increased by $680.4 million and $712.4 million to $811.9 million and $1,011.7 million for the three and nine months ended February 28, 2025 compared to $131.5 million and $299.2 million for the prior year period. This nine months increase was primarily a result of the non-cash impairments recorded in the period described in detail below. Additionally, of the $680.4 million and $712.4 million increase recognized during the three and nine months ended February 28, 2025, $1.0 million and $19.8 million was attributed to the inclusion of expenses from our recent Craft Acquisition II, effective September 1, 2024, and the prior year period did not reflect a full period of results from the initial Craft Acquisition, completed on September 29, 2023. These changes period over period are described below.

General and administrative costs

During the three and nine months ended February 28, 2025, the changes in general and administrative costs when compared to the prior year period are as follows:

	For the three months ended				For the nine months ended
	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Salaries and wages	$21,908	$21,173	$735	3%	$66,201	$57,067	$9,134	16%
Office and general	7,385	4,190	3,195	76%	26,103	20,423	5,680	28%
Stock-based compensation	4,035	8,059	(4,024)	(50)%	18,189	24,517	(6,328)	(26)%
Insurance	2,942	3,569	(627)	(18)%	8,552	9,917	(1,365)	(14)%
Professional fees	1,352	656	696	106%	3,656	4,658	(1,002)	(22)%
(Gain) loss on sale of capital assets	(202)	23	(225)	(978)%	(733)	3	(736)	(24,533)%
Travel and accommodation	1,100	1,246	(146)	(12)%	4,347	3,727	620	17%
Rent	726	1,024	(298)	(29)%	3,041	3,457	(416)	(12)%
Total general and administrative costs	$39,246	$39,940	$(694)	(2)%	$129,356	$123,769	$5,587	5%

Salaries and wages increased by 3% and 16% during the three and nine months ended February 28, 2025. The increase during the three and nine months ended February 28, 2025 was primarily due to the inclusion of employees from our recent Craft Acquisition II, effective September 1, 2024, and the prior year period did not reflect a full period of results from the initial Craft Acquisition, completed on September 29, 2023. Additionally, included in the nine months period ended February 28, 2025, there was $3.2 million of retention payments that did not occur in the prior year period.

Office and general increased by 76% and 28% during the three and nine months ended February 28, 2025. The increase was primarily due to the inclusion of bad debt recoveries of $4.4 million in the prior year period ended February 29, 2024, that did not recur and expenses from our recent Craft Acquisition II, effective September 1, 2024, and the prior year period did not reflect a full period of results from the initial Craft Acquisition, completed on September 29, 2023. These impacts were partially offset by our continued cost saving initiatives.

The Company recognized stock-based compensation expense of $4.0 million and $18.2 million for the three and nine months ended February 28, 2025 compared to $8.1 million and $24.5 million for the prior year period. Stock-based compensation expense is based on the time-based vesting schedules and varies according to the assumptions used in the vesting model. During the three and nine months ended February 28, 2025, as a result of previously issued stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) under Tilray 2018 Equity Incentive Plan and Original Plan, as described in the Annual Report on Form 10-K for the fiscal year ended May 31, 2024, that have fully vested, stock-based compensation decreased period over period. Additionally, the decrease for the three months ended February 28, 2025 was driven by the cancellation of certain performance-based RSUs.

Insurance expense decreased by 18% and decreased by 14% for the three and nine months ended February 28, 2025 to $2.9 million and $8.6 million from $3.6 million and $9.9 million for the prior year period. The change for the three and nine months ended February 28, 2025 was driven by lower premiums, offset by the additional polices required for our newly acquired beverage business portfolio for both the Craft Acquisition and Craft Acquisition II.  For the three and nine months ended February 28, 2025, as a percentage of revenue insurance was 2% and 1% compared to 2% and 2% in the prior year period, demonstrating our ability to manage our policy costs despite growing the business.

Rent expense decreased by 29% and 12% for the three and nine months ended February 28, 2025 to $0.7 million and $3.0 million from $1.0 million and $3.5 million for the prior period. Rent expense is predominantly comprised of operating lease costs for our brew pubs and office spaces. The decrease was driven by the exit from the Truss lease in the current year and a reduction in lease payments, which was previously included in the prior period results, offset by the inclusion of expenses from our recent Craft Acquisition II, effective September 1, 2024, and the prior year period did not reflect a full period of results from the initial Craft Acquisition, completed on September 29, 2023.

Selling costs

For the three and nine months ended February 28, 2025, the Company incurred selling costs of $13.9 million and $41.8 million or 7.5% and 7.0% of net revenue as compared to $10.0 million and $24.4 million or 5.3% and 4.4% of net revenue in the prior year period. These costs relate to third-party shipping costs for all segments, in addition to distributor commission incurred by the cannabis segment, Health Canada cannabis fees, and patient acquisition and maintenance costs. The increase for the three and nine months ended February 28, 2025, is predominately due to the higher freight costs experienced in the beverage segment. Additionally, during the three and nine months period ended February 29, 2024, the Company received a refund of $2.1 million and $3.3 million on cannabis selling fees related to an amended fee calculation and a commission refund that did not recur in the current period.

Amortization

The Company incurred non-production related amortization charges of $23.2 million and $67.9 million for the three and nine months ended February 28, 2025 compared to $21.6 million and $65.7 million in the prior year period based on depreciable capital and intangible assets useful lives.

Marketing and promotion costs

For the three and nine months ended February 28, 2025, the Company incurred marketing and promotion costs of $6.8 million and $28.1 million as compared to $11.2 million and  $28.9 million for the prior year period. The current period change was primarily due to the inclusion of expenses from our recent Craft Acquisition II, effective September 1, 2024, and that the prior year period did not reflect a full period of results from the initial Craft Acquisition, completed on September 29, 2023, offset by the quarterly variability in discretionary marketing expenses.

Research and development

Research and development costs were $0.1 million and $0.3 million during the three and nine months ended February 28, 2025, compared to $0.1 million and $0.2 million in the prior year period. These relate to external costs associated with the development of new products.

Change in fair value of contingent consideration

The Company measures contingent consideration at fair value classified as Level 3, as discussed in Note 25 (Fair value measurements). During the three and nine months ended February 28, 2025, the Company recognized $nil and $nil change in fair value of contingent consideration as there were no changes to the likelihood achievement for Montauk Brewing compared to a gain of $6.0 million and a gain of $16.8 million in the prior period from the conclusion of the Sweetwater obligation, the favorable cash settlement for the Truss contingent consideration, and was offset by an increase related to the increased probability of achieving the contingent consideration from the Montauk acquisition.

Impairments

Based upon a combination of factors including a sustained decline in the Company’s market capitalization stemming from the uncertainty resulting from certain changes in U.S. global economic policy, including slower than anticipated progress in global cannabis legalization and overall declines in the craft beer industry sector, the Company concluded that it is more likely than not, that the fair value of our reporting units were less than their carrying amounts as of February 28, 2025. Accordingly, the Company utilized the income approach, which uses future discounted cash flows, to determine the fair value of each reporting unit. As a result, the Company recorded non-cash impairment charges of $570.0 million of cannabis goodwill, $100.0 million of beverage goodwill, $25.0 million of wellness goodwill and $4.2 million of distribution goodwill for the three and nine months ended February 28, 2025. The non-cash impairment charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

In the Company's cannabis goodwill assessment, the Company used a discount rate of 12.00%, a terminal growth rate of 5%, and an average revenue growth rate of 34% over 5 years, based on an 88% and 40% average probability of anticipated EU and U.S. cannabis legalization, respectively and/or changes in drug policy in various countries within the next 5 years. A 1% increase in the discount rate would result in an additional $285.0 million in impairment, a 1% decrease in the terminal growth rate would result in an additional $210.0 million in impairment, a 5% decrease in the average growth rate would result in an additional $170.0 million in impairment, a 5% decrease in the probability of EU cannabis legalization would result in an additional $80.0 million in impairment and a 5% decrease in the probability of US cannabis legalization would result in an additional $7.0 million in impairment. Changes to those probabilities resulting in continued delays in or cessation of legalization of cannabis within the United States and internationally, or adverse regulatory changes to existing legislation, could have an unfavorable impact on the estimated future cash flows, and ultimately, the fair value of the cannabis reporting unit, which may result in a material impairment expense recognized in future reporting periods.

In the Company's beverage goodwill assessment, the Company used a discount rate of 9.25%, a terminal growth rate of 2%, and an average revenue growth rate of 12% over 5 years. A 1% increase in the discount rate would result in an additional $70.0 million in impairment, a 1% decrease in the terminal growth rate would result in an additional $50.0 million in impairment and a 1% decrease in the average growth rate would result in an additional $40.0 million in impairment.

In the Company's wellness goodwill assessment, the Company used a discount rate of 10.50%, a terminal growth rate of 2%, and an average revenue growth rate of 7% over 5 years. A 1% increase in the discount rate would result in an additional $5.0 million in impairment, a 1% decrease in the terminal growth rate would result in an additional $3.0 million in impairment and a 1% decrease in the average growth rate would result in an additional $2.0 million in impairment.

In the Company's distribution goodwill assessment, the Company recorded $4.2 million of impairments which brought the remaining distribution goodwill balance to $nil.

Other than temporary write-down of convertible notes receivable

During the three and nine months ended February 28, 2025, the Company recognized an other-than-temporary change in fair value, which resulted in a non-cash expense of $20.0 million and $20.0 million compared to $42.7 million and $42.7 million for the prior year period. The MedMen Convertible Note was valued based upon the estimated fair value of the collateral assets net of estimated disposal costs and has been reduced to reflect recent developments in restructuring efforts. See Note 8, (Convertible notes receivable) for additional transactions related to the MedMen Convertible Note which occurred during the period ended February 28, 2025.

Litigation costs, net of recoveries

For the three and nine months ended February 28, 2025, the Company recorded $2.8 million and $5.3 million of litigation settlements costs and third-party fees incurred in defending these claims, net of favorable recoveries compared to $3.4 million and $8.4 million in the prior period. The decrease is related to period-to-period variability as litigation and settlement costs are non-recurring in nature.

Restructuring costs

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred non-recurring restructuring and exit costs associated with the integration efforts of these transactions. In connection with these efforts, during the three and nine months ended February 28, 2025, the Company incurred $6.1 million and $17.2 million of restructuring charges compared to $5.2 million and $8.7 million for the prior year period. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed. All amounts incurred as of February 28, 2025 have been paid.

Within the Cannabis segment, our restructuring costs predominantly related to the HEXO acquisition, which are expected to be completed within 24 months from the original acquisition, which occurred June 2023. In the nine months ended February 28, 2025, we recognized $7.9 million of expenses related to employee termination severance and benefits and other costs related to the conversion of the HEXO Quebec cultivation facility from cannabis to produce (which is currently held for sale), the optimization of our Redecan facilities, and $0.8 million of restructuring charges related to the remaining costs of exiting the Truss facility following its sale to a third party in the fiscal year ended May 31, 2024. Additionally, the Company recognized $1.1 million of cost associated with the winding down of our Avanti facility, the closure of which was announced during the quarter ended November 30, 2024. Lastly, the Company recognized $0.3 million of restructuring charges related to our decision to exit from the New Zealand medical cannabis market announced during the quarter ended February 28, 2025.

Within the Beverage segment, the Company recognized $1.0 million of expenses related to employee termination severance and benefits and $2.8 million of costs associated with the consolidation of production sites through the integration of the Craft Acquisition and the Craft Acquisition II. Additionally, the Company recognized $0.8 million of restructuring charges related to terminating a legacy storage agreement from the Craft Acquisition. We expect to transition to a new storage facility in the fourth quarter of fiscal year ending May 31, 2025, consistent with our announced cost savings initiatives.

Within the Distribution segment, the Company recognized $0.4 million of restructuring charges related to the divestiture of its retail pharmacy location in Argentina.

Lastly, for the nine months ended February 28, 2025, the Company recognized $2.1 million of costs associated with the investment held in Superhero Acquisition Corp. as a result of MedMen’s ongoing restructuring and liquidation undertakings.

Transaction (income) costs, net

Transaction (income) costs, net, includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation. The three and nine months ended February 28, 2025 decrease of 83% and 80% from the prior year period was a result of HEXO, Truss and the Craft Acquisition taking place in the previous year which did not recur.  The expenses incurred in the current period largely related to the Craft Acquisition II, for the four craft beer brands and breweries from Molson, which was effective September 1, 2024.

Non-operating (expense) income, net

Non-operating (expense), net income was comprised of:

	For the three months ended				For the nine months ended
	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Change in fair value of convertible debenture payable	$—	$(6,311)	$6,311	(100)%	$—	$(12,352)	$12,352	(100)%
Change in fair value of warrant liability	1,338	586	752	128%	2,896	(1,365)	4,261	(312)%
Foreign exchange gain (loss)	(22,290)	(3,302)	(18,988)	575%	(44,206)	1,941	(46,147)	(2,377)%
Loss on long-term investments	(5,474)	33	(5,507)	(16,688)%	(5,540)	383	(5,923)	(1,546)%
Other non-operating (losses) gains, net	2,404	(8,245)	10,649	(129)%	2,219	(9,427)	11,646	(124)%
Total non-operating income (expense)	$(24,022)	$(17,239)	$(6,783)	39%	$(44,631)	$(20,820)	$(23,811)	114%

For the three and nine months ended February 28, 2025, the Company recognized a change in fair value of its convertible debentures payable of $0.0 million and $0.0 million compared to ($6.3) million and ($12.4) million in the prior year period. The change was driven primarily by the exchange of APHA 24 convertible debenture prior to and upon maturity. Additionally, for the three and nine months ended February 28, 2025, the Company recognized a change in fair value of its warrants, resulting in a gain of $1.3 million and $2.9 million compared to a gain of $0.6 million and a loss of ($1.4) million as a result of the change in our share price and the exercise price of the instrument. For the three and nine months ended February 28, 2025, the Company recognized a loss of ($22.3) million and ($44.2) million resulting from the changes in foreign exchange rates during the period compared to a loss of ($3.3) million and a gain of $1.9 million for the prior period. For the three and nine months ended February 28, 2025, the Company recognized a loss on long-term investments, resulting a loss of ($5.5) million and ($5.5) million as a result of a change in fair value of certain long-term investments compared to a gain of $0.0 million and a gain of $0.4 million for the prior period. The other non-operating (losses) gains, net were $2.4 million and $2.2 million for the three and nine months ended February 28, 2025, compared to loss of ($8.2) million and ($9.4) million, for the prior period, and was mainly comprised of a gain of $2.4 million resulting from the exchange transaction of the TLRY 27 Notes, see Note 17 (Convertible debentures payable).

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

For three and nine months ended February 28, 2025, adjusted EBITDA decreased to $9.0 million and $27.4 million compared to $10.2 million and $31.0 million for the prior year period as we continue to integrate our recent craft beverage acquisitions.

	For the three months ended				For the nine months ended
	February 28,	February 29,	Change	% Change	February 28,	February 29,	Change	% Change
Adjusted EBITDA reconciliation:	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Net loss	$(793,534)	$(104,983)	$(688,551)	656%	$(913,461)	$(207,029)	$(706,432)	341%
Income tax expense (recovery), net	1,203	(2,871)	4,074	(142)%	4,125	1,013	3,112	307%
Interest expense, net	8,378	8,517	(139)	(2)%	25,986	26,977	(991)	(4)%
Non-operating income (expense), net	24,022	17,239	6,783	39%	44,631	20,820	23,811	114%
Amortization	33,546	32,842	704	2%	99,410	95,183	4,227	4%
Stock-based compensation	4,035	8,059	(4,024)	(50)%	18,189	24,517	(6,328)	(26)%
Change in fair value of contingent consideration	—	(5,983)	5,983	(100)%	—	(16,790)	16,790	(100)%
Impairments	699,235	—	699,235	NM	699,235	—	699,235	NM
Other than temporary change in fair value of convertible notes receivable	20,000	42,681	(22,681)	(53)%	20,000	42,681	(22,681)	(53)%
Project 420 business optimization	2,600	—	2,600	NM	2,600	—	2,600	NM
Purchase price accounting step-up	59	2,247	(2,188)	(97)%	1,610	12,054	(10,444)	(87)%
Facility start-up and closure costs	—	400	(400)	(100)%	—	1,300	(1,300)	(100)%
Litigation costs, net of recoveries	2,758	3,363	(605)	(18)%	5,254	8,439	(3,185)	(38)%
Restructuring costs	6,133	5,178	955	18%	17,249	8,748	8,501	97%
Transaction costs (income), net	605	3,465	(2,860)	(83)%	2,563	13,061	(10,498)	(80)%
Adjusted EBITDA	$9,040	$10,154	$(1,114)	(11)%	$27,391	$30,974	$(3,583)	(12)%

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

●	Non-cash change in fair value of warrant liability;

●	Project 420 business optimization costs;

●	Interest expense, net;

●	Costs incurred to start up new facilities, and to fund emerging market operations;

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

On May 17, 2024, the Company entered into an equity distribution agreement with TD Securities (USA) LLC and Jefferies LLC in connection with an aggregate offering value of up to $250 million from time to time through an at-the-market equity program (“ATM Program”). During the nine months ended February 28, 2025, the Company issued 93,610,801 shares under the ATM Program generating gross proceeds of $143.4 million. The Company paid $3.7 million in commissions and other fees associated with these issuances generating net proceeds of $139.7 million. The Company intends to use the net proceeds from the ATM Program to fund strategic and accretive acquisitions or investments in businesses and capital expenditures for acquired businesses, including potential acquisitions of assets in the U.S. and internationally in order to capitalize on expected regulatory advancements or expansion opportunities. As of February 28, 2025, $96.6 million of gross proceeds remain available through the ATM program.

Additionally, we are committed to optimizing our capital structure and enhancing financial flexibility as we intend to continue to opportunistically purchase or exchange equity for the TLRY 27 Notes prior to their underlying maturity date in June 2027, subject to market conditions.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$(5,761)	$(15,361)	$(81,792)	$(61,612)
Net cash provided by (used in) investing activities	(119)	28,086	(60,239)	83,293
Net cash provided by financing activities	18,071	(10,909)	116,864	(82,257)
Effect on cash of foreign currency translation	(1,933)	(512)	(3,217)	197
Cash and cash equivalents, beginning of period	189,698	144,949	228,340	206,632
Cash and cash equivalents, end of period	$199,956	$146,253	$199,956	$146,253
Marketable securities	48,458	79,605	48,458	79,605
Cash and marketable securities(1)	$248,414	$225,858	$248,414	$225,858

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

Cash flows from operating activities

The change in net cash used in operating activities was ($5.8) million and ($81.8) million for three and nine months ended February 28, 2025 compared to ($15.4) million and ($61.6) million for the prior year period and was a result of additional working capital requirements as we continued to scale up our operations, including the Craft Acquisition II in September 2024.

Cash flows from investing activities

The change in net cash used in investing activities was ($0.1) million and ($60.2) million for three and nine months ended February 28, 2025 compared to $28.1 million and $83.3 million for the prior period, and was a result of the purchase of marketable securities in the current year compared to the sale of marketable securities in the prior period, and the differences in cash paid for the Craft Acquisition II in the current year compared to HEXO, Truss and the Craft Acquisition in the prior period.

Cash flows from financing activities

The change in cash provided by financing activities was $18.1 million and $116.9 million for three and nine months ended February 28, 2025 compared to ($10.9) million and ($82.3) million for the prior year period. In the current period, cash was provided by funds from the ATM Program that did not occur in the prior period. In the prior period ended February 29 2024, the Company received proceeds of $21.6 million for the overallotment issuance of the TLRY 27 Notes and proceeds from the delayed draw on the ABC credit facility, offset by the $107.3 million repayment of the TLRY 23 Notes and the APHA 24 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024 during the nine months ended February 28, 2025. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2025, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of our recently acquired businesses from the Craft Acquisition II, which was effective on September 1, 2024. The acquired businesses represented 0.7% of our consolidated assets and 3.4% of our consolidated net revenues as of and for the nine months ended February 28, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired four craft brands on September 1, 2024. The Company is in the process of reviewing the internal control structure of those brands and, if necessary, will make appropriate changes as it integrates them into the Company’s overall internal control over financial reporting process. Additionally, beginning June 1, 2024,  the Company fully integrated the initial Craft Acquisition entities into the Company’s overall internal control over financial reporting processes.

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

The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., specifically from Mexico and Canada, and has proposed additional new tariffs that may be implemented in the future. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Any new or additional tariffs on goods imported to the U.S. from Mexico, Canada, or other countries, or products imported into the European Union or other non-U.S. markets, could also increase the cost of some of our products and reduce our margins. In response to the tariffs, the Company may seek to increase prices to its customers, which may diminish demand for its products. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing or could make it more difficult for us to sell our products in some markets. Other countries where we operate or sell our products have changed, and may continue to change, their own policies on trade as well as business and foreign investment in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

On March 25, 2025, the Company received written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice does not impact the listing of the Company’s common stock on The Nasdaq Global Select Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before September 21, 2025. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to transfer from the Nasdaq Global Select Market to the Nasdaq Capital Market and seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period by effecting a reverse stock split if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting. The Company is actively monitoring the closing bid price of its common stock and evaluating available options to regain compliance with the minimum bid price requirement.  There can be no assurance that the Company will regain compliance with Nasdaq’s minimum bid price requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Between January 28, 2025 and February 28, 2025, Tilray issued an aggregate of 27,136,770 shares of the Company’s common stock in exchange for $26.6 million aggregate principal amount of the Company’s 5.20% Convertible Senior Notes due June 1, 2027 (the “Exchange Transactions”). The shares of Common Stock issued in the Exchange Transactions were issued without registration under the Securities Act, as amended, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act as securities exchanged by the Company with an existing security holder where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 21, 2025, Aphria Diamond Inc. (the “Borrower”), a majority-owned subsidiary of Tilray, refinanced its existing term loan by entering into a new Credit Agreement (the “Credit Agreement”), by and among Tilray and certain other affiliates of the Borrower and Canadian Imperial Bank of Commerce, as Lender and Administrative Agent (the “Lender”). The Credit Agreement provides for term loans in an aggregate principal amount equal to CAD $53,000,000 (the “Term Loans”).  The Borrower used CAD $48,171,221 of the proceeds from the Credit Agreement to repay in full all outstanding obligations under that certain Amended and Restated Credit Agreement, dated as of November 28, 2022, by and among the Borrower, Bank of Montreal, as agent, and a syndicate of lenders (the “Prior Credit Agreement”).

On March 25, 2025, the Company received written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice does not impact the listing of the Company’s common stock on The Nasdaq Global Select Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before September 21, 2025. The Company is actively monitoring the closing bid price of its common stock and evaluating available options to regain compliance with the minimum bid price requirement.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Credit Agreement, dated February 21, 2025, by and among Aphria Diamond Inc., Canadian Imperial Bank of Commerce and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 26, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: April 8, 2025	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: April 8, 2025	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer