Form 10-K
period 2025-05-31
Tilray Brands, Inc.
filed 2025-07-29
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant’s Common Stock on The Nasdaq Global Select Stock Market on November 29, 2024, was approximately $1.2 billion.

As of  July 24 2025, there were 1,100,530,099 shares of the Registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended May 31, 2025, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

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

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended  May 31, 2025 (the “Form 10-K”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements  under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; current or future macroeconomic trends and industry or regulatory trends; our statements regarding the consolidation of the Canadian cannabis industry; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

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

•	We may not achieve the expected revenue or other benefits from the craft beer operations we acquired in fiscal years 2024 and 2025.

•	We may experience difficulties integrating operations and realizing the expected benefits of recent acquisitions, including the Craft brands acquisitions.

•	Our cannabis business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.

•

Government regulation is evolving, including potential regulatory developments in the United States to reschedule cannabis from Schedule I to Schedule III under the Controlled Substances Act or revise the current federal framework under the 2018 Farm Bill for hemp-derived cannabis, including Delta-9. In addition, we are subject to potential modifications to existing regulatory frameworks outside of North America, as well as uncertainties and potential delays in receiving required export/import permits in Europe and Australia.  Any unfavorable changes to or lack of commercial legalization, or extended delays in receipt of required permits, could negatively impact our businesses and the potential planned expansion of our business.

•	We face intense competition, including from the illicit cannabis market, and anticipate competition will increase, which could hurt our business.

•	Our production and processing facilities are integral to our business and adverse changes or developments affecting our facilities may have an adverse impact on our business.

•	Regulations constrain our ability to market and distribute our products in Canada.

•	United States regulations relating to hemp-derived CBD products, Delta-9 products, and medical cannabis products are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

•	Changes in consumer preferences or public attitudes about alcohol could decrease demand for our beverage products.

•	SweetWater, Breckenridge, Montauk and our recently-acquired craft beer brands each face substantial competition in the beer industry or the broader market for beverage products, which could impact our business and financial results.

•	We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.

•	Our business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

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

•

We depend on recurring customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or these customers reduce their purchases, our revenue could decline significantly.

•	Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.

•	Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations.

•	Management may not be able to successfully establish and maintain effective internal controls over financial reporting.

•	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our publicly traded securities.

•	There is uncertainty regarding the impact of our implementation of a reverse stock split.

•	The price of our common stock in public markets has experienced and may continue to experience severe volatility and fluctuations.

•	The volatility of our stock and the stockholder base may hinder or prevent us from engaging in beneficial corporate initiatives.

•

The terms of our outstanding warrants may limit our ability to raise additional equity capital or pursue acquisitions, which may impact funding of our ongoing operations and cause significant dilution to existing stockholders.

•	We may not have the ability to raise the funds necessary to settle conversions of the convertible securities in cash or to repurchase the convertible securities upon a fundamental change.

•	Our planned cryptocurrency strategy faces high risk and uncertainty in light of market volatility and an evolving regulatory landscape.

•	We are subject to other risks generally applicable to our industry and the conduct of our business.

Item 1. Business.

Our Company

Tilray Brands, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company”, “Tilray”, “we”, “us” and “our”)  is a leading global lifestyle consumer products company, which was incorporated on January 24, 2018 and is headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia, and Latin America that is leading as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection. Tilray’s mission is to be a leading premium lifestyle company with a house of brands and innovative products that inspire joy, wellness and create memorable experiences.

In January 2022, we changed our name from Tilray, Inc. to Tilray Brands, Inc, in order to reflect our consumer/patient-focused approach to sustainably growing our businesses by building brand equity and consumer/patient loyalty through the delivery of high-quality products under brands that emotionally connect with and are trusted by consumers/patients worldwide. Today, our portfolio includes some of the most well-known and beloved brands in their respective industries and markets including SweetWater Brewing, Montauk Brewing, Shock Top, 10 Barrell, Breckenridge Brewery, Blue Point Brewing, Breckenridge Distillery, Atwater, Revolver, Terrapin, Broken Coast, Good Supply, Redecan, Solei, Tilray, XMG and Manitoba Harvest. In the U.S., we are the 4th largest craft brewer. In Canada, we continued to lead the Canadian cannabis market with the highest cannabis revenue in Canada. Outside of North America, we have supplied high-quality medical cannabis products to patients in over 20 countries spanning five continents through our global subsidiaries, and through agreements with established distributors. Our Manitoba Harvest business is a leader in the hemp-based food category in the U.S.

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

Respect: We treat everyone with dignity and consideration, acknowledging the diverse perspectives and contributions of individuals by fostering a culture of openness, inclusion and belonging.

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

Our Strategy and Outlook

Our overall strategy is to leverage our brands, infrastructure, expertise and capabilities to drive revenue growth in the industries in which we compete, achieve industry-leading, profitability and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in data analytics and consumer insights in order to drive category management leadership and assess opportunities for the introduction of new categories, products and entries into new geographies. In addition, we are relentlessly focused on managing our cost structure and expenses in order to maintain our strong financial position. Finally, our experienced leadership team provides a strong foundation to accelerate our growth. Our management team is complemented by experienced operators, cannabis industry experts, veteran beer and beverage industry specialists and leaders that are well-established in wellness foods, all of whom apply an innovative and consumer-centric approach to our businesses.

To achieve our vision of building the leading global lifestyle consumer products company that is leading as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection, we will focus on the following strategies:

•

Build global brands that lead in their respective industries by winning the hearts and minds of our consumers and patients. We have a house of high-quality, consumer/patient connected brands, which are beloved and trusted by our consumers and patients.  Through this extensive portfolio, we seek to continue to build loyalty by providing our consumers and patients with the value proposition they have come to expect.

•

Develop innovative products and form factors that change the way the world consumes cannabis. In Canada, we produce, market and sell one of the most comprehensive portfolio of adult-use cannabis and medical form factors, including whole flower, pre-rolls, vapes, topicals, edibles (gummies and chocolates) and beverages. We plan to continue to develop innovative products that possess the most consumer demand and are truly differentiated from our competitors, while optimizing our cultivation and production facilities. We will continue to invest in innovation in order to continue to provide our patients and consumers with a differentiated portfolio of products that exceeds their expectations and meets their needs, driven by research and insights.

•

Grow and leverage our investment in beverage and hemp-based food.  Within the U.S., our strategic acquisitions of beverage businesses are the cornerstone of our longer-term U.S. strategy and an important step towards achieving our vision to lead as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection.  This diversification strategy not only provides us with a platform and infrastructure to enable us to access the U.S. market more quickly in the event of federal legalization, but also in advance of any federal legalization, a purposefully-built platform where we are focused on leading the beer and spirits segments, including building our ever-growing beverage portfolio by bringing new consumers into the segment, focusing on new product development and driving innovation that delights our consumers while expanding brand awareness. On September 29, 2023, we acquired a portfolio of craft brands, assets and businesses comprising eight beer and beverage brands from Anheuser-Busch Companies, LLC, (“AB”) including breweries and brewpubs associated with them (the “Craft Acquisition I”).  This fiscal year we continued to invest in our expanding beverage business and capabilities by acquiring a portfolio of beverage brands, assets and businesses comprising four beer and beverage brands from Molson Coors Beverage Company (“Molson”), including Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Company., and Revolver Brewing as well as the breweries and brewpubs associated with them (“Craft Acquisition II”). The acquired businesses/brands are a welcomed addition to our growing beverage business. In addition to driving growth in our beverage businesses, we also seek to drive growth in our Tilray Wellness platform, which currently consists of our Manitoba Harvest brand and The Humble Seed cracker company and other hemp-based foods and ingredients products. We are focused on consumer insights and consumer marketing activities, new product development, as well as educating the consumer on the benefits from hemp-based foods. Furthermore, we expanded into the emerging hemp-derived Delta-9 (“HD-D9”) product category by introducing four new brands in legally permissible states. Lastly, in the event of federal legalization in the U.S., we expect to be well-positioned to compete in the U.S. cannabis market given our portfolio of strong brands and distribution system in addition to our track record of growth in consumer-packaged goods and cannabis products. Until federal legalization, we intend to continue to diversify and grow our businesses while maximizing their profitability.

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

•

Optimize and drive efficiencies in our global operations with a relentless focus on cost reduction and cash generation.  In each of our pillars, we continuously evaluate our cost structure for efficiencies and synergies and eliminate cost when warranted. In cannabis, our state-of-the-art facilities are among the lowest cost production operations with the capabilities to produce a complete portfolio of form factors and products, including flower, pre-roll, capsules, vapes, edibles and beverages. In beverage, we are focused on integrating our recently acquired craft brands and improving our cost structure. This approach has permitted us to maintain a strong, flexible balance sheet, cash balance and access to capital, which we believe will assist us in accelerating growth and deliver long-term sustainable value for our stockholders.

Acquisitions and Strategic Transactions

In connection with executing our strategy as outlined above, during Fiscal 2025 we completed the following transaction:

On September 1, 2024, Tilray acquired Craft Acquisition II, which consisted of four craft beer brands and breweries from Molson including Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Company., and Revolver Brewing.

Reportable Segments

Our business consists of four reporting segments, which are defined by the industry in which we compete, target consumers and need, route to market, and margins.  This enables us to track and measure our performance and build processes for repeatable success in each of these categories. Our defined reporting segments align with how our Chief Operating Decision Maker (“CODM”), our CEO and Chairman of the Board, evaluates and manages our business, including resource allocation and performance assessment.  We report our operating results in four reportable segments:

•	Beverage – Production, marketing and sale of beverages.

•	Cannabis – Cultivation, production, distribution and sale of both medical and adult-use cannabis products.

•	Distribution – Purchase, resale and distribution of pharmaceutical and wellness products.

•	Wellness – Production, marketing and distribution of hemp-based food and other wellness products.

Net revenue in these four reportable business segments, and the year-over-year comparison, is as follows:

	Year Ended	% of Total	Year Ended	% of Total	Year Ended	% of Total
(In thousands of U.S. dollars)	May 31, 2025	Revenue	May 31, 2024	Revenue	May 31, 2023	Revenue
Beverage business	240,595	29%	202,094	25%	95,093	15%
Cannabis business	249,001	30%	272,798	35%	220,430	35%
Distribution business	271,228	33%	258,740	33%	258,770	41%
Wellness business	60,485	8%	55,310	7%	52,831	9%
Total net revenue	821,309	100%	788,942	100%	627,124	100%

Net revenue in these four reportable business segments as reported in constant currency1, and the year-over-year comparison, is as follows:

	Year Ended		Year Ended
	May 31, 2025		May 31, 2024
(In thousands of U.S. dollars)	as reported in constant currency	% of Total Revenue	as reported in constant currency	% of Total Revenue
Beverage business	240,595	29%	202,094	25%
Cannabis business	254,584	31%	272,798	35%
Distribution business	277,187	33%	258,740	33%
Wellness business	61,370	7%	55,310	7%
Total net revenue	833,736	100%	788,942	100%

Revenue from our cannabis operations from the following sales channels and the year-over-year comparison is as follows:

	Year Ended	% of Total	Year Ended	% of Total	Year Ended	% of Total
(In thousands of U.S. dollars)	May 31, 2025	Revenue	May 31, 2024	Revenue	May 31, 2023	Revenue
Revenue from Canadian medical cannabis	24,998	10%	25,211	9%	25,000	11%
Revenue from Canadian adult-use cannabis	224,048	91%	266,846	98%	214,319	97%
Revenue from wholesale cannabis	18,207	7%	25,340	9%	1,436	1%
Revenue from international cannabis	63,356	25%	53,295	20%	43,559	20%
Less excise taxes	(81,608)	(33)%	(97,894)	(36)%	(63,884)	(29)%
Total	249,001	100%	272,798	100%	220,430	100%

Revenue from our cannabis operations from the following sales channels as reported in constant currency1 and the year-over-year comparison is as follows:

	Year Ended		Year Ended
	May 31, 2025		May 31, 2024
(In thousands of U.S. dollars)	as reported in constant currency	% of Total Revenue	as reported in constant currency	% of Total Revenue
Revenue from Canadian medical cannabis	25,797	10%	25,211	9%
Revenue from Canadian adult-use cannabis	230,953	91%	266,846	98%
Revenue from wholesale cannabis	18,779	7%	25,340	9%
Revenue from international cannabis	63,211	25%	53,295	20%
Less excise taxes	(84,156)	(33)%	(97,894)	(36)%
Total	254,584	100%	272,798	100%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” for a discussion of these Non-GAAP Measures.

Beverage Segment

Our Brands and Products

We are a major player in the craft beverage business through our evolving portfolio and are the 4th largest craft brewery in the United States according to the Brewers Association 2024 U.S. Craft Brewing Industry Figures Report. Through our evolution of product offerings and exciting new brands, Tilray's craft beverages create a broad consumer appeal which has enabled strong distribution across the United States. The Company also operates in the craft spirits businesses through Breckenridge Distillery, which was founded in 2008 in Breckenridge, Colorado and has grown its award-winning bourbon whiskey collection and innovative craft spirits portfolio to be distributed in all 50 states in addition to operating two tasting rooms/retail shops and a world class restaurant.

Our beverage brands include:

•

Alpine Beer Company – An award-winning craft brand founded in 1999, Alpine is rated a top 50 brand in the United States with highly-rated favorites including Nelson IPA and Duet IPA. We added a Hazy into our lineup last year called Infinite Haze, a brilliant Hazy IPA bursting with endless aromas of citrus and sweet, tropical fruits which complement our existing product offerings that make up our highly acclaimed year-round lineup.

•	Atwater Brewery – Atwater Brewery is Detroit’s craft brewery. Founded with a philosophy that hard work deserves a quality beer, Atwater was born in 1997 in the Rivertown neighborhood when its streets were pocked with potholes and lined with abandoned warehouses and the only people around were the ones high on their dreams or down on their luck. Its portfolio of award-winning craft beers offers something for everyone, based on the belief that beer should be approachable to every drinker.

•

Blue Point Brewing Company – Founded in 1998, Blue Point has grown into one of the largest breweries in New York State, offering a lineup of quality lagers and innovative craft beers. Its product portfolio includes Toasted Lager, Long Island Light, Imperial Sunshine, Hoptical Illusion as well as a rotating line of Innovation Beers. Blue Point has won numerous awards over the years that highlight the quality of innovation at forums such as the World Beer Cup, the Great American Beer Festival, the New York Craft Beer Competition, the Australian International Beer Awards, and the Atlantic City Beer Festival.

•

Breckenridge Brewery – Since its doors opened in 1990 in the ski town of Breckenridge, Colorado, the brand has grown into one of the most recognized craft breweries in the U.S. Today. Breckenridge Brewery has two locations to visit – the original brewpub in Breckenridge and its renowned Farm House restaurant in Littleton, CO, outside Denver. With a focus on balanced, approachable, and interesting beer, the brewery’s portfolio includes Avalanche Amber Ale, Palisade Peach Wheat, Juice Drop Hazy IPA, Funslinger Lager, Vanilla Porter, Juice Drop Imperial Hazy IPA, Strawberry Sky, Mountain Beach Session Sour, Agave Wheat, Palisade Peach, Nitro Vanilla Porter, Nitro Irish Stout, and Christmas Ale (seasonal). In 2022, Breckenridge Agave Wheat won a Bronze medal in the American Wheat Beer category at the Great American Beer Festival.

•

Breckenridge Distillery – A highly sought-after and award-winning brand widely known for its blended bourbon whiskey and its collection of artisanal spirits including vodka and gin that brings to life the best that Colorado has to offer. Breckenridge continues to be one of the most awarded craft distilleries in the U.S.

•

Green Flash – An award-winning craft brand founded in 2002 to bring fresh ideas and a sense of adventure to craft beer. Green Flash delivers an eclectic lineup of specialty craft beers and distributes them throughout the west. Our staple brand, West Coast IPA, as well as our newly launched Hazy West Coast IPA, continue to excite consumers across the west coast. Green Flash has created a variety 12-pack that takes the best of the west and the east to make an exciting and adventurous consumer experience.

•

Hop Valley Brewing Company – Hop Valley Brewing Co. was founded in 2009 with the mission to create high-quality craft beers that push the boundaries of flavor and innovation. Based in Eugene, Oregon, Hop Valley Brewing’s award-winning brew team is known for their creative approach to brewing and its commitment to using the finest ingredients. The brewery embraces the spirit of the Pacific Northwest and is dedicated to crafting beers that reflect the vibrant culture and natural beauty of the region.

•

Montauk – As the #1 craft brewer in Metro New York, Montauk is well-known for its easy-drinking product portfolio, its home on the Eastern end of Long Island, and premium price point. Wave Chaser IPA is a staple of Montauk and has expanded into Surf Beer, a Golden Ale, Tropical IPA, Juicy IPA and most recently NA IPA, a non-alcoholic offering. Montauk’s brand reach has predominantly been in New York City, Long Island, and northern New Jersey, but has now been expanded into Connecticut, Rhode Island, Upstate New York, Pennsylvania and the remainder of New Jersey.

•

Redhook Brewery – Founded in Seattle, Washington, Redhook is one of the nation’s original craft breweries, crafting better beer since 1981. Four decades later, one thing has never changed—Redhook is still brewing great beers. Its award-winning beers include Big Ballard Imperial IPA, Hazy Big Ballard Imperial IPA, Tropical Big Ballard Imperial IPA, Storm Surge Hazy IPA, Montlake Gameday Gold Lager, and Long Hammer IPA.

•

Revolver Brewing Company – Founded in Granbury, Texas, Revolver has built its reputation on pushing boundaries while staying true to its roots. With a lineup of innovative, high-quality brews, Revolver continues to craft beers that embody Texas tradition with a modern twist.

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

•

Square Mile Cider Company – Launched in 2013, Square Mile Cider offers ciders made with pure Pacific Northwest apples and lager yeast to create a perfectly crisp, clean, and semi-dry hard cider. Its offerings include Original Hard Cider, Rosé Apple Cider, Peach Lemonade Cider, Raspberry Lemonade Cider, and rotating Imperial series of ciders, including Blackberry, Key Lime Pie, Apple Pie and Tropical Punch.

•

SweetWater – A craft brand with an award-winning lineup of year-round, seasonal and specialty beers under a portfolio of brands closely aligned with a cannabis lifestyle, which include the flagship 420 Extra Pale Ale, a strong supporting IPA portfolio, including newly released Day Trip IPA, and various supporting legacy beers. We believe the SweetWater product offerings resonate with consumers that want to drink flavorful and refreshing products. We also continue to be innovative with our 420 Strain G13 IPA, which plays a critical role in our portfolio and resonates as a cannabis lifestyle brand. SweetWater’s various 420 strains of craft brews use plant-based terpenes and natural hemp flavors that, when combined with select hops, emulate the flavors and aromas of popular cannabis strains to appeal to a loyal consumer base.

•

Terrapin Beer Company – Terrapin Beer Co. began with the ambition to create distinctive craft beers and officially launched in April 2002, introducing its inaugural brew, Rye Pale Ale, in Athens, GA. Within six months, Terrapin Beer achieved significant recognition by securing its first Gold Medal at the Great American Beer Festival in Denver.  Terrapin Beer Co. has a sustainability initiative called Terraprint, which aims to reduce the environmental impact of its operations. This includes minimizing waste, conserving water, and promoting recycling to ensure responsible and sustainable growth.

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

•

10 Barrel Brewing Company – Founded in 2006 in Bend, Oregon, 10 Barrel Brewing Company is one of the most acclaimed breweries in the U.S., and consistently a top medal winner at the Oregon Beer Awards. Its products include Apocalypse IPA, Nature Calls, Profuse Juice, Rock Hop IPA, All Ways Down, Club Tread Mandarin IPA, Pilsner, Pub Beer, and Cucumber Crush. 10 Barrel took home three Gold and one Silver medal at the 2023 World Beer Cup.

Our alternative adult beverage brands include:

•

Happy Flower – Inspired by classic cocktails, Happy Flower offers a citrusy Margarita, a juicy Strawberry Daiquiri, and a bubbly and fruity Peach Bellini. Each Happy Flower cocktail contains 5mg HD-D9 per can and provides a new way for consumers to relax and unwind in a format that’s familiar, convenient, and delicious.

•	420 Fizz – A sleek and modern brand built off Tilray’s iconic 420 beverage platform. Enhanced with 5mg HD-D9 per can, 420 Fizz is an exciting new seltzer with a refreshing taste.

•

Herb & Bloom – A super-premium beverage, Herb & Bloom offers a unique way to experience timeless classics with its harmonious blend of refreshing fruit notes infused with 5mg HD-D9 per can. Each drink is crafted for a smooth and balanced experience, resulting in a delicious taste.

•	Fizzy Jane's – A light and delicious seltzer with 5mg HD-D9 per can and three classic flavors Blackberry, Blood Orange and Vanilla. Fizzy Jane's is a nostalgic brand created for the curious consumer.

Our Operations

In beverage, we have diverse and expansive facilities across the U.S. which produce a balanced variety of year-round and seasonal specialty craft brews under our 18 craft beverage brands. Specifically, we have 7 production facilities across the U.S.: Atlanta, GA, Athens, GA, Portland, OR, Bend, OR, Littleton, CO, Detroit, MI, and Patchogue, NY as well as 16 vibrant brewpubs for our curated brand portfolio and our Breckenridge restaurant and Breckenridge tasting room.  Through the continued expansion of our operational footprint, we have also broadened our production capabilities to include ciders, seltzers, non-alcoholic and functional beverages.  Additionally, Breckenridge Distillery, the world’s highest distillery, located in Breckenridge, Colorado is where our award-winning craft spirits are produced.

Distribution

In the U.S., our beverage brands are distributed under a three-tier model. Tilray’s beverage portfolio is distributed in all 50 states, with brand strongholds in the Pacific Northwest, Southwest, Southeast, and Northeast. Our distribution points include nearly 50,000 off-premises retail locations ranging from independent bottle shops to national chains. Additionally, the Company’s significant on-premises business allows consumers to enjoy its brands in more than 30,000 restaurants and bars.

In addition to our traditional distribution footprint, our brands can be found in airports and sports venues across the U.S. with branded taprooms in John F. Kennedy International Airport and Long Island MacArthur Airport in Long Island, New York, Hartsfield-Jackson Atlanta International Airport, and Denver International Airport, and partnerships with the New York Mets, Denver Nuggets, Atlanta United, University of Florida, the Portland Timbers, University of Colorado, University of Denver, University of Oregon and University of Washington among others. Our brands can also be found aboard all Delta Air Lines flights nationwide and internationally. Additionally, the Company has developed an international presence with our craft beers and spirits being distributed across Europe, Asia and Australia as well as aboard international cruise lines.

Consistent with our distribution strategy, our craft spirit brands from Breckenridge Distillery are distributed in all 50 states, and in two on-premises tasting and retail store locations. In addition to our traditional distribution, Breckenridge Distillery is the official bourbon and vodka sponsor of the Denver Broncos. Breckenridge is also distributed globally in over 20 different countries, with the intention of further expanding our international distribution.

Regulatory Environment

Beverages in the United States

The beverage industry in the United States is regulated by federal, state and local governments. These regulations govern the production, sale and distribution of beverages, including permitting, licensing, marketing and advertising. To operate our production facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including but not limited to, the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”), the FDA, state alcohol regulatory agencies and state and federal environmental agencies. Our brewery and distillery operations are subject to audit and inspection by the TTB at any time.

In addition, the alcohol industry is subject to substantial federal and state excise taxes.  Excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals.

Competitive Conditions

Beverage Markets

We compete in the craft brewing and distillery markets, respectively, as well as in the much larger beverage alcohol market, which encompasses domestic and imported beers, flavored alcoholic beverages, spirits, wine, hard ciders, ready to drink beverages (“RTDs”), fermented malt-based beverages (“FMBs”) and hard seltzers. With the proliferation of participants and offerings in the wider beverage market and within the craft beer and craft spirits segments, we face significant competition. There have also been numerous acquisitions and investments in craft brewers by larger breweries and private equity and other investors, which further intensified competition within the craft beer market. In addition, on a macro level, consumer reports indicate that consumers are drinking less beverage alcohol products for various reasons, including socioeconomic pressures and wellness concerns.

While the craft beer and craft spirits markets are highly competitive, we believe that we possess certain competitive advantages. Our unique portfolio combines an award-winning lineup of craft beers and craft spirits with a unique portfolio of brands closely aligned with a cannabis lifestyle and supported by state-of-the-art breweries and distilleries and strong distribution across the United States. Additionally, as our breweries and distillery are domestic, we maintain certain competitive advantages over imported beers and spirits, such as lower transportation costs, a lack of import charges and superior product freshness.

Cannabis Segment

Our Brands and Products

Our Medical Cannabis Brands

We were among the first companies to be permitted to cultivate and sell legal medical cannabis. To date, we have supplied high-quality medical cannabis products to patients in over 20 countries spanning five continents through our global subsidiaries, and through agreements with established pharmaceutical distributors. Tilray Medical is dedicated to transforming lives and fostering dignity for patients in need through safe and reliable access to a global portfolio of medical cannabis brands. In Canada, we supply medical cannabis to patients under the Tilray, Aphria, Broken Coast, Symbios, and Charlotte's WebTM brands. Outside of North America, we supply medical cannabis products to patients under the Tilray Medical, Broken Coast, Redecan, Good Supply, Tilray Craft and Navcora brands. Tilray grew from being one of the first companies to become an approved licensed producer of medical cannabis in Canada to building among the first EU-GMP certified cannabis production facilities in Portugal and Germany. Today, Tilray Medical is one of the largest suppliers of medical cannabis to patients, physicians, hospitals, pharmacies, researchers and governments in countries spanning across five continents.  Our medical cannabis brands consist of:

•

Tilray Medical® - The Tilray Medical brand was designed for prescribers and patients in the global medical market and is well-known for offering a wide range of consistent high-quality, pharmaceutical-grade medical cannabis and cannabinoid-based products.  We believe patients and prescribers choose the Tilray Medical brand because of the trust they have in our rigorous quality standards and our science-based approach to our medical-grade products.

•

Aphria®- Since 2014, the Aphria brand is a leading, trusted choice for Canadian patients seeking high quality pharmaceutical-grade medical cannabis. Today, the Aphria brand continues to be a leading brand in Canada.

•

Broken Coast® - Medical cannabis products under the Broken Coast brand are grown in small batches in single-strain rooms, with a commitment to product quality in order to meet our patient expectations around the world.

•	Symbios® - Launched in 2021, Symbios was developed to provide Canadian patients with a broader spectrum of formats and unique cannabinoid ratios at a more approachable price point.

•	Navcora® - Launched in 2020, Navcora is dedicated to making pharmaceutical grade cannabis more accessible in the German market.

•

Charlotte's WebTM - In 2023, the Company entered into a strategic alliance which includes licensing, manufacturing, quality, marketing and distribution for Charlotte’s WebTM CBD hemp extract products in Canada. For the first time, Canadians had the ease of nationwide availability of Charlotte’s WebTM full spectrum CBD products through Tilray’s medical cannabis distribution network.

•

Good Supply – Good Supply never misses the mark. With an established reputation for reliable, quality flower, we’re the go-to choice for thousands. By carefully selecting tried and trusted strains, you can count on us to deliver on our name: Good Supply, every time.

•

Redecan – Redecan is more than a recognizable name. Our reputation’s built on a long legacy of trust. From day one, the love of growing has driven every decision. As growers, we never underestimate the role each harvest plays in writing the next chapter of the plant’s story. No shortcuts, the legacy lives on.

•

Tilray Craft – Tilray Craft is next level quality. It’s our specialist range of high-potency flower, exclusive to German patients. Indoor grown in Neumunster, we focus on precision, optimizing every stage of the process so that we bring patients only the very best buds.

Tilray Medical is a leading provider of EU-GMP certified medical cannabis products with a segmented approach to our brand portfolio and a comprehensive portfolio of THC and CBD products, which delivers on the value proposition required by our patients.  Each medical cannabis product that Tilray offers has been selected to ensure patients can receive both the highest product quality as well as consistency when it comes to supply of their medicinal cannabis products.

We take a scientific approach to our medical-use product development, which we believe establishes credibility and trust in doctors, patients and governments. We continue to conduct extensive research and development activities in order to innovate and develop new products for medical use.

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

Our Operations

Through our cannabis reporting segment, we have invested in state-of-the-art facilities and infrastructure, and we believe that we maintain some of the highest-quality, lowest cost cannabis production operations in Canada, with the scale and distribution network that differentiates us from our competitors in the industry. We also made significant investments in our operations within Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands, distribution network in Germany, and end-to-end European Union Good Manufacturing Practices (“EU-GMP”) supply chain, which includes EU-GMP production facilities in Portugal and Germany. During the course of our fiscal year ended May 31, 2025, we invested in upgrading the quality and consistency of our flower production in both our Cantanhede, Portugal and Neumunster, Germany facilities, which included importing some of our most desired cultivars from our Canadian operations and improving our cultivation and post-harvest processes to improve upon our yields, potencies and the overall quality of our medical flowers. We also began to import cannabis flowers from our Canadian operations in order to provide our patients with a broad and differentiated portfolio. We seek to continue to invest in the expansion of our global supply chain to address the unmet needs of patients around the world.

We currently maintain key international operations in Portugal, Germany, Poland, Italy, United Kingdom, Australia and Argentina. While these markets are still in various stages of development, and the regulatory environment around them is either newly formed or still being formed, we are uniquely positioned to bring the knowledge and expertise gained in Canada and leverage our operational footprint in order to generate profitable growth in these geographies.

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

Tilray is party to a distribution agreement with Great North Distributors to provide sales force and wholesale/retail channel expertise required to efficiently distribute our adult-use products through each of the provincial/territorial cannabis control agencies, excluding Quebec where we utilize internal resources.

Canadian Medical Market

In Canada, Tilray Medical operates a direct to patient distribution model and online platform for patients to effectively and efficiently manage the process of registering and ordering medical products from Tilray Medical’s full portfolio of medical brands including Tilray, Aphria, Broken Coast, Symbios, Charlotte's WebTM, and select adult-use brands. In Canada, Tilray has also partnered with Indiva to carry a wider array of product offerings, specifically edibles and CBD vapes, through its medical platform to better serve the interests of our patients.

International Medical Markets

Tilray Medical currently offers broad access to medical cannabis products in legal medical markets across Europe, Australia, and Latin America. Through our various distribution subsidiaries and partnerships with distributors, our medical products are available to patients on 5 continents, which include the following international distribution channels:

•	CC Pharma, our wholly-owned subsidiary, is a leading importer and distributor of pharmaceuticals for the German market and we are leveraging its distribution network in Germany for medical cannabis.

•	In Italy, FL Group, our wholly-owned subsidiary, distributes medical cannabis throughout Italy.

•

In Argentina, ABP, S.A., our wholly-owned subsidiary, distributes medical cannabis throughout Argentina under the Argentinian “Compassionate Use” national law, which allows patients with refractory epilepsy, holding a medical prescription from a neurologist, to apply for special access to imported medical cannabis products.

•	Our products are also distributed by multiple wholesalers and directly to pharmacies in various countries throughout Europe and in Australia.

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

The EU also requires adherence to EU-GMP standards for the manufacture of active substances and medicinal products, including cannabis products. The EU system for certification of EU-GMP allows a Competent Authority of any EU member state to conduct inspections of manufacturing sites and, if the strict EU-GMP standards are met, to issue a certificate of EU-GMP compliance that is also accepted in other EU member countries.

Competitive Conditions

We continue to face intense competition from the illicit market as well as other companies, some of which may have longer operating histories and more financial resources and manufacturing and marketing experience. With potential consolidation in the cannabis industry, we could face increased competition by larger and better financed competitors.

Growers of cannabis and retailers operating in the illicit market continue to hold significant market share in Canada and are effectively competitors to our business.  Illicit market participants divert consumers away through product offerings, price point, anonymity and convenience.

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

As of May 31, 2025, Health Canada has issued approximately 1,000 active licenses to cannabis cultivators, processors and sellers. Health Canada licenses are limited to individual properties. As such, if a licensed producer seeks to commence production at a new site, it must apply to Health Canada for a new license. As of May 31, 2025, approximately 3,700 authorized retail cannabis stores have opened across Canada. As demand for legal cannabis increases and the number of authorized retail distribution points increases, we believe new competitors are likely to enter the Canadian cannabis market. Nevertheless, we believe our brand recognition combined with the quality, consistency, and variety of cannabis products we offer will allow us to maintain a prominent position in the Canadian adult use and medical markets.

Competition is also based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service.

Internationally, cannabis companies are limited to those countries which have adopted a drug policy that has legalized various aspects of the cultivation, distribution, sale or use of medical cannabis. These disparate frameworks previously have created a barrier to entry for competitors.  While navigating these regulatory frameworks remains challenging, we continue to observe more entrants into various markets, especially Germany and Australia.

We expect more countries to pass regulation allowing for the use of medical and/or recreational cannabis. While expansion of the global cannabis market will provide more opportunities to grow our international business, we also expect to experience increased global competition.

Distribution Segment

Our Business

CC Pharma GmbH (“CC Pharma”) was founded in 1999 and is today one of the leading drug importers in Germany. It specializes in the re-importation and parallel importation of European pharmaceuticals, providing the healthcare market with branded medicines in a more cost-effective manner. This serves a socially and economically responsible supply of medicines, to which we have been committed for over 25 years.  We import pharmaceuticals and make them fit for exclusive distribution in the German market. By supplying our services as a pharmaceutical importer, we actively contribute to reducing the costs of medicinal products within the scope of healthcare policy. CC Pharma also contributes extensively to our medical cannabis business in Germany, providing services relating to packaging, order fulfilment, customer service, warehousing and logistics.

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

Regulatory Environment

Stringent quality control and assurance are a top priority at CC Pharma. The basis of our quality management is the legal regulations, especially the GDP and GMP guidelines. We use the latest technological means and qualified personnel to continuously improve our company processes.

Wellness Segment

Our Brands and Products

Our Tilray Wellness segment primarily consists of the Manitoba Harvest branded hemp-based food business, which develops, manufactures, markets and distributes a diverse portfolio of hemp-based food and wellness products under various brands, which include Manitoba Harvest, Hemp Yeah!, Just Hemp Foods and The Humble Seed cracker company. Manitoba Harvest products are sold in major retailers across the U.S. and Canada. Tilray Wellness also manufactures, markets, and distributes wellness beverages, including HiBall Energy and Happy Flower. HiBall Energy was acquired through Craft Acquisition I and is made with zero sugar, zero calories, and organic caffeine. HiBall’s products have included Grapefruit, Watermelon Mint, Wild Berry, Blackberry, and Vanilla – all crafted with a proprietary energy blend, consisting of caffeine, guarana, and ginseng.

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

Regulatory Environment

United States Regulation of Hemp-Based CBD & THC

Hemp products are subject to state and federal regulation with respect to the production, distribution and sale of products intended for human ingestion or topical application. Hemp is categorized as Cannabis sativa L., a subspecies of the cannabis genus. Numerous unique, chemical compounds are extractable from Hemp, including CBD and THC. Hemp, as defined in the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), is distinguishable from marijuana, which also comes from the Cannabis sativa L. subspecies, by its absence of more than trace amounts (0.3% or less) of the psychoactive compound THC.

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

As a result of the 2018 Farm Bill, federal law dictates that CBD and THC derived from Hemp is not a controlled substance; however, CBD and THC derived from Hemp may still be considered a controlled substance under applicable state law. Individual states take varying approaches to regulating the production and sale of Hemp and Hemp-derived CBD and THC. Some states explicitly authorize and regulate the production and sale of Hemp-derived CBD and THC or otherwise provide legal protection for authorized individuals to engage in commercial Hemp activities. Other states, however, maintain drug laws that do not distinguish between marijuana and Hemp and/or Hemp-derived CBD or THC which results in Hemp being classified as a controlled substance under certain state laws.

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

Environmental and Social

Environmental

Tilray recognizes the importance of climate change and the potential risks it poses to our business and the environment. We are committed to playing our part in mitigating climate change by monitoring our greenhouse gas (GHG) emissions, minimizing our environmental footprint, and promoting sustainable practices within our operations. We understand that climate change presents both risks and opportunities to our business. As a global lifestyle consumer products company, we recognize that climate-related risks may include changing weather patterns, water scarcity, and regulatory developments related to emissions and energy consumption. These risks can affect our supply chain, cultivation processes, and distribution networks, potentially impacting our financial performance. On the other hand, we see opportunities in adopting sustainable practices, developing innovative solutions, and embracing renewable energy sources. By proactively managing climate-related risks and identifying opportunities, we aim to enhance our resilience, reduce costs, and create long-term value for our shareholders. As such, the Company has implemented several initiatives to address climate change and promote sustainability across our operations which include:

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

Social

As a socially responsible corporation, Tilray recognizes the importance of addressing the social dimensions of our operations and their impact on various stakeholders. We actively engage with the communities in which we operate, understanding that our success is intertwined with their well-being. Through donations to the Erie Shores Community Hospital in Leamington, support to our Canadian veterans and other compassionate use cannabis programs, and donations to the Waterkeeper Alliance from Sweetwater's 420 fest, we aim to address local needs and contribute to social development. As well, during the year the Company launched  a podcast “Men’s Health on Tap” with our Beverage division and renowned doctors to spark conversations and encourage friends, family, and colleagues to discuss men’s health openly through awareness, education, and launching outreach activities aimed at increasing men’s health literacy.

Our commitment to social responsibility is further evident in the various wellness initiatives undertaken by Manitoba Harvest. These include environmental and community support activities such as garbage pickups for Earth Day, and partnerships with the Soil Health Institute and One Tree Planted. Furthermore, we ensure the sustainability of our practices through donations of dated items to Second Harvest and maintaining the Certified Carbon Neutral status for Fresh Hemp Foods. Fresh Hemp Foods has also been a certified B Corp for 11 years, reflecting our dedication to social and environmental performance, accountability, and transparency. Additionally, our product line boasts four Regenerative Organic Certified (ROC) SKUs, underscoring our commitment to regenerative agriculture and sustainable practices.

In our facility operations, we also monitor and implement sustainability programs globally to minimize our environmental footprint. These initiatives include comprehensive recycling programs, the installation of an additional solar power plant to supplement our existing one, retrofitting greenhouse lighting from high-pressure sodium (HPS) to LED technology, and substituting natural gas-powered boilers with heat-pumps. These efforts reflect our unwavering commitment to environmental stewardship and sustainable practices.

We strive to help inspire and empower the worldwide community to live their very best life and build long-lasting relationships based on trust and mutual benefit.

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

At Tilray, we recognize that our people are our greatest asset, and we strive to create a workplace that fosters their growth, development, and wellbeing. As of May 31, 2025, we have approximately 2,842 employees worldwide. We consider relations with our employees to be good and have never experienced work stoppages. Aside from certain of our Cantanhede, Portugal and Portland Oregon employees from the initial Craft Brand acquisition, none of our employees are represented by labor unions or are subject to collective bargaining agreements. As is common for most companies doing business in Portugal, we are subject to a government-mandated collective bargaining agreement which grants employees nominal additional benefits beyond those required by the local labor code.

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

AI and Cryptocurrency Business Strategy

We are dedicated to leveraging advanced technologies to align with our shareholder interests, the consumer of tomorrow, enhancing efficiency and driving growth. We are implementing AI across our global operations to enhance our expertise, optimize processes, achieve substantial improvements, and advance our business objectives. In the cultivation sector, we are utilizing advanced horticulture automation technology throughout our global greenhouse operations. By integrating this technology with AI-driven data insights, we can manage greenhouse conditions in real-time, leading to more efficient operations, increased output, superior quality, and reduced costs for resources such as labor, water, and energy. Additionally, Tilray plans to accept cryptocurrency as a payment method within the Company’s online operations. The Company is also exploring strategic initiatives related to cryptocurrency that align with our business goals.

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

We are also required to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in countries and markets outside of Canada in which we operate or to which we export our product, including, in the case of certain countries, the ability to demonstrate compliance with EU-GMP standards. We have received certification of compliance with EU-GMP standards for cultivation and production at Tilray Portugal and Aphria RX in Germany. These GMP certified facilities are subject to extensive ongoing compliance reviews to ensure that we continue to maintain compliance with current GMP standards. There can be no assurance that we will be able to continue to comply with these standards. Moreover, future governmental actions in countries where we operate, or import/export products, may limit, delay or altogether restrict the import and/or export of cannabis products.

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

Government regulation of the cannabis industry is evolving, including recent regulatory developments in the United States to reschedule cannabis from Schedule I to Schedule III under the Controlled Substances Act or revise the current federal framework under the 2018 Farm Bill for hemp-derived cannabis, including Delta-9, and any unfavorable changes or lack of commercial legalization could impact our ability to carry on our business as currently conducted and the potential expansion of our business.

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

Our cultivation and processing facilities are integral to our business and the licenses issued by applicable regulatory authorities are specific to each of these facilities. Adverse changes or developments affecting these facilities, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster, an epidemic, pandemic or other public health crisis, or a material failure of our security infrastructure, could reduce or require us to entirely suspend operations at the affected facilities.

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

Health Canada has issued approximately a thousand licenses for Licensed Producers. The number of licenses granted and the number of Licensed Producers ultimately authorized by Health Canada could have an adverse impact on our ability to compete for market share in Canada. We expect to face additional competition from new market entrants and may experience downward price pressure on our cannabis products as new entrants increase production. If the number of users of cannabis in Canada increases, the demand for products will increase and the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and pricing strategies.

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

In addition to the foregoing, the legal landscape for medical and adult-use cannabis is changing internationally. We maintain operations outside of Canada, which may be affected as other countries develop, adopt and change their laws related to medical and adult-use cannabis. Increased international competition, including competition from suppliers in other countries who may be able to produce at lower cost, and limitations placed on us by the countries in which we participate or other regulations, might lower the demand for our cannabis products on a global scale.

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

Risks related to the Beverage Business

Changes in consumer preferences or public attitudes about alcohol could decrease demand for our beverage products.

If general consumer trends lead to a decrease in the demand for our beers and other alcohol products or Breckenridge’s whiskey products, including craft beer, our sales and results of operations in the beverage segment may be adversely affected. There is no assurance that the craft brewing segment will experience growth in future periods. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the industry in general and our beverage products specifically.

Further, the beverage industry is subject to public concern and political attention over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beverage products. Any such developments may have an adverse impact on the financial condition, operating results and cash flows for our beverage businesses.

Developments affecting production sites, including at our breweries or our distillery in Breckenridge, could negatively impact financial results for our beverage business segment.

Adverse changes or developments affecting our beer production sites, or our distillery in Breckenridge, including, fire, power failure, natural disaster, public health crisis, or a material failure of our security infrastructure, could reduce or require us to entirely suspend operations.  Additionally, due to many factors, including seasonality and production schedules of our various products and packaging, actual production capacity may fluctuate throughout the year and may not reach full working capacity. If we experience contraction in our sales and production volumes, the excess capacity and unabsorbed overhead may have an adverse effect on gross margins, operating cash flows and overall financial performance of our beverage businesses.

Sweetwater, Breckenridge, Montauk and our other recently-acquired craft beverage brands portfolio each face substantial competition in the beer industry and the broader market for alcoholic beverage products, which could impact our business and financial results.

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

Sweetwater, Breckenridge, Montauk and our other recently-acquired craft beverage brands portfolio are each dependent on distributors to deliver sustained growth and distribute products.

In the United States, each of SweetWater, Breckenridge, Montauk and our other craft brands sells its beverages to independent distributors for distribution to retailers and, ultimately, to consumers. No assurance can be given that SweetWater, Breckenridge, Montauk and our other craft brands will be able to maintain their current distribution networks or secure additional distributors on favorable terms.  If existing distribution agreements are terminated, it may not be possible to enter into new distribution agreements on substantially similar terms or to timely put in place replacement distribution agreements, which may result in an impairment to distribution and an increase in the costs of distribution.

Risks Related to Ongoing Litigation Claims

We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.

Tilray has previously been named as a defendant in multiple class-action cases, including securities litigation claims against its predecessor (Aphria) in the U.S. that remain ongoing. In addition, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against the Company. The types of claims that may be raised in these proceedings include product liability, unfair trade practices, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors, shareholders or distributors. Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases.

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

General Business Risks and Risks Related to Our Financial Condition and Operations

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

Additional impairments of our goodwill, additional impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our financial results.

Goodwill, intangible and other long-lived assets comprise a significant portion of our total assets. As of May 31, 2025 our goodwill and intangible assets totaled $752.4 million and $21.4 million, respectively. We test goodwill and indefinite lived intangible assets for impairment annually, while our other long-lived assets, including our finite-lived intangible assets, are tested for impairment when circumstances indicate that the carrying amount may not be recoverable, in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”). A further decrease in our market capitalization or profitability, or unfavorable changes in market, economic or industry conditions could increase the risk of additional impairment.  Any resulting additional impairments could have a negative impact on our stock price.

We will continue to monitor key assumptions and other factors utilized in our goodwill, intangible and other long-lived assets impairment analysis, and if business or other market conditions develop that are materially different than we currently anticipate, we will conduct an additional impairment evaluation. Any additional reductions in or impairments of the value of goodwill, intangible assets and long-lived assets will result in an additional charge against earnings, which would have a material adverse impact on our reported financial results.

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

Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described herein and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing and selling cannabis and beverage products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

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

Furthermore, there is no assurance that we will be able to timely secure the requisite import and export permits for the international distribution of our products. Countries may also impose restrictions or limitations on imports that require the use of, or confer significant advantages upon, producers within that particular country. As a result, we may be required to establish facilities in one or more countries in the EU (or elsewhere) where we wish to distribute our products in order to take advantage of the favorable legislation offered to producers in these countries.

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

Manufacturers and distributors of cannabis, hemp and beverage products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects or interactions with other substances, packaging safety, and inadequate or inaccurate labeling disclosure. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. As a result of any such recall, we may lose a significant amount of sales and may not be able to replace those sales at an acceptable gross profit or at all. In addition, a product recall may require significant management attention or damage our reputation and goodwill or that of our products or brands.

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

As a manufacturer and distributor of products, which are ingested by humans, we face the risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury. We may be subject to these types of claims due to allegations that our products caused or contributed to injury or illness, failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. This risk is exacerbated by the fact that cannabis use may increase the risk of developing schizophrenia and other psychoses, symptoms for individuals with bipolar disorder, and other side effects. Furthermore, we are as of the date of this Form 10-K offering an expanded assortment of form factors, some of which may have additional adverse side effects, such as vaping products. See also Risk Factor “Our vape business is subject to uncertainty in the evolving vape market due to negative public sentiment and regulatory scrutiny.”  Previously unknown adverse reactions resulting from human consumption of cannabis or beverage products alone or in combination with other medications or substances could also occur.

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

Our consolidated indebtedness (refer to the consolidated financial statements included elsewhere in this Form 10-K) may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current and future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including rising interest rates. Our business has not generated positive cash flow from operations. If this continues in the future, we may not have sufficient cash flows to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current and future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Since a significant portion of our sales are generated in Canada and other countries outside the United States, fluctuations in foreign currency exchange rates could harm our results of operations.

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

We have accumulated net operating loss carryforwards in the United States, Canada and other jurisdictions.  Our ability to use our net operating loss carryforwards is dependent upon our ability to generate taxable income in future periods. In addition, these net operating loss carryforwards could expire unused or be subject to limitations which impact our ability to offset future income tax liabilities. U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely. However, our Canadian net operating loss carryforwards begin to expire in 2028, and limited carryforward periods also exist in other jurisdictions. As a result, we may not be able realize the full benefit of our net operating loss carryforwards in Canada and other jurisdictions, which could result in increased future tax liability to us.  Further, our ability to utilize net operating loss carryforwards in the United States and other jurisdictions could be limited from ownership changes in the current and/or prior periods.

Risks Related to Ownership of Our Securities

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

There is Uncertainty Regarding the Impact of Tilray Implementing a Reverse Stock Split.

Tilray’s board of directors and stockholders have both approved a reverse stock split intended to comply with Nasdaq Listing Rule 5450(a)(1) and sustain our listing on The Nasdaq Global Select Market. However, the board of directors is continuing to consider whether and when to effect a reverse stock split. This uncertainty, combined with the unpredictable stock market behavior inherent in implementing a reverse split, could result in execution challenges and heightened market volatility, potentially undermining investor confidence or affecting our share price.

The proposed reverse split may be perceived by the market as an indicator of underlying financial or strategic challenges, which could adversely affect trading liquidity and shareholder sentiment. A reduction in the number of outstanding shares, while designed to boost our per‑share market price, carries the risk of dampening the overall attractiveness of our securities.  Additionally, the reverse split process demands significant management focus and resource allocation, posing the risk of diverting attention from our core strategic initiatives. Strict regulatory compliance is crucial, and any difficulties in meeting these requirements or managing unforeseen adverse market conditions following the split could have a lasting impact on our stock’s trading dynamics.

The price of our common stock in public markets has experienced and may continue to experience severe volatility and fluctuations.

The market price for our common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the 2025 fiscal year, the trading price of our common stock ranged between a low sales price of $0.42 and a high sales price of $2.03. The market price of our common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) news reports or social media relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets; and (ix) the increase in the number of retail investors and their participation in social media platforms targeted at speculative investing.

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

On March 13, 2020, we entered into an underwriting agreement with Canaccord Genuity LLC relating to the issuance and sale of shares of our common stock at a price to the public of $4.76 per share and included warrants to purchase additional common stock at a price of $5.95 per warrant.  As of May 31, 2025, 6,209,000 warrants remain outstanding and do not expire until September 17, 2025. The warrants contain a price protection, or anti-dilution feature, pursuant to which, the exercise price of such warrants will be reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, any newly issued securities issued at a discount to the original warrant exercise price of $5.95 per share. Therefore, the exercise price of the warrants may end up being lower than $5.95 per share, which could result in incremental dilution to existing stockholders.

Additionally, so long as the warrants remain outstanding, we may only issue up to $20 million in aggregate gross proceeds under our at-the-market offering program at prices less than the exercise price of the warrants, and in no event more than $6 million per quarter at prices below the exercise price of the warrants, without triggering the warrant’s anti-dilution feature described in the paragraph immediately above. During the fiscal period, our stock price traded below the warrant exercise price of $5.95 per share for an extended time. As a result, the warrant exercise price was contractually lowered. As of May 31, 2025, the warrant exercise price was $0.42. Refer to Part II, Item 8, Note 18, Warrants, of this Form 10-K for additional information.

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

Risks Related to our Convertible Securities

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Securities in cash or to repurchase the Convertible Securities upon a fundamental change.

We issued various securities convertible into shares of our common stock, or “Convertible Securities”. Holders of certain Convertible Securities have the right to require us to repurchase their Convertible Securities upon the occurrence of a fundamental change. In addition, upon conversion, unless we deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Securities being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Securities surrendered. In addition, our ability to repurchase the Convertible Securities or to pay cash upon conversions of the Convertible Securities may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Securities at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Securities as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Securities or make cash payments upon conversions thereof.

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

Risks Related to our Planned Cryptocurrency Strategy.

Our cryptocurrency strategy faces high risk and uncertainty in light of market volatility and an evolving regulatory landscape.

Our decision to invest in and hold digital assets – including Bitcoin and other cryptocurrencies—as a recent addition to our treasury management strategy poses considerable risks that could materially harm our operating results and financial condition. The inherent volatility in cryptocurrency markets can lead to rapid and substantial fluctuations in the value of our digital asset holdings; such volatility may force us to liquidate positions at unfavorable prices, thereby significantly impairing our liquidity and overall financial stability.

Moreover, our cryptocurrency strategy is developing amid a continuously changing and uncertain regulatory environment. Evolving cryptocurrency regulations and varying interpretations and enforcement policies of existing laws in the United States and internationally may impose new compliance burdens, disrupt our planned operations, or necessitate significant modifications to our existing business practices. Any adverse regulatory action or delay in clarity could escalate our operational costs, materially harm the value of our digital asset holdings, restrict our flexibility in managing these assets, and damage our reputation with investors and counterparties.

Additionally, the unique audit, accounting, and internal control challenges associated with managing digital assets add further complexity to our risk profile. As current financial reporting standards may not fully capture the nuances of digital asset investments, future modifications to these standards could require substantial changes in our accounting policies and internal controls. Our reliance on third-party custodial, trading and transaction platforms for the storage and processing of these assets also exposes us to increased cybersecurity threats, operational disruptions, and risks stemming from third-party service providers, each of which could result in significant financial inaccuracies, legal liabilities, or reputational damage.  Relatedly, digital asset custodial accounts do not benefit from customary regulatory, insurance and safeguard regimes available to traditional brokerage and deposit accounts.

Given the nascent and rapidly evolving nature of digital asset markets, any unfavorable developments in market conditions, regulatory frameworks, or technological vulnerabilities could severely undermine our ability to execute our digital asset strategy effectively. Any significant adverse developments in the digital asset space may have a material negative impact on our long-term performance and strategic goals.

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

We may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the ongoing conflict between Israel and Iran and other terrorist organizations, the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and other negative impacts on the global economy.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in 2022, and the 2025 Israeli war with Iran. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, as well as the ongoing conflict between Israel and Iran, have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of these ongoing military conflicts is highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, any escalation of military actions and sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned activities, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and the Israeli war with Iran, could adversely affect our business. The extent and duration of these ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing. If these disputes or other matters of global concern continue for an extensive period of time, our operations may be adversely affected.

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia, and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity risk, management, and strategy

Tilray recognizes that cybersecurity is critical to protecting our systems, data, and operations. We are committed to addressing the significant risks posed by cyber threats by proactively managing the evolving landscape through a comprehensive, enterprise wide approach. Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management framework to other legal, compliance, operational, and financial risk areas. The Company is committed to maintaining robust processes to assess, identify and mitigate material risks from cybersecurity threats and to protect against, detect and respond to cybersecurity incidents.

Our business is subject to various cybersecurity risks, including but not limited to, unauthorized access to sensitive data, including customer information and medical information, disruption of operations or supply chain due to cyberattacks, theft or manipulation of intellectual property, such as proprietary strains or cultivation techniques, regulatory non-compliance resulting from cybersecurity breaches, including violations of data privacy laws. To address these risks, we have implemented a comprehensive cybersecurity program, which includes, regular risk assessments and vulnerability testing to identify and remediate potential weaknesses in our infrastructure, deployment of advanced access controls, encryption, and endpoint protection to safeguard sensitive data such as customer and medical information, mandatory annual cybersecurity training and awareness programs for all employees to reduce the risk of social engineering and phishing attacks, and continual monitoring and incident response protocols to detect, contain and respond to cybersecurity incidents in a timely and effective manner. We also have information security and data privacy policies and procedures in place applicable to our directors, officers, employees, contractors and suppliers. Third parties service providers also contribute to our overall cybersecurity. We engage third parties that are cybersecurity experts to support in the design, implementation and continuous improvement of our cybersecurity program.

As of the date of this Form 10-K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. See “Item 1A. Risk Factors” for further information about these risks.

Cybersecurity governance

Cybersecurity is an important part of our risk management processes and is an area of focus for our Board, Chief Information Officer ("CIO") whom reports directly to the Chief Executive Officer, and management team. Our CIO plays a pivotal role in assessing and managing material risks stemming from cybersecurity threats and is primarily responsible for the oversight of our overall cybersecurity risk management program, and coordinates with our external cybersecurity consultants. Additionally, given that cybersecurity risks can impact various areas of responsibility of the Committees of the Board, our Board of Directors oversees cybersecurity risk management and regularly reviews our cybersecurity strategy and initiatives. The Board receives quarterly and as needed updates on cybersecurity matters from the CIO and management on topics including threat landscape developments, incident response readiness, and program enhancements.

Tilray is dedicated to maintaining a robust cybersecurity program to safeguard our assets, data, and stakeholders’ interests. We remain vigilant in our efforts to identify, assess, and mitigate cybersecurity risks and are committed to transparency and accountability in our cybersecurity disclosures.

Item 2. Properties.

The following outlines our principal cultivation, manufacturing, storage facilities and brewpubs by reporting segment as of May 31, 2025:

Facility and Primary Use	Location	Reporting Segment	Owned/ Leased	Approximate Square Footage
Canada:
Aphria One (Cannabis Cultivation and Processing)	Leamington, ON	Cannabis	Owned	1,400,000
Aphria Diamond Ltd. (Cannabis Cultivation)	Leamington, ON	Cannabis	Owned[1]	1,500,000
Broken Coast (Cannabis Cultivation)	Duncan, BC	Cannabis	Owned[6]	47,000
Avanti (EU-GMP Cannabis Processing and Lab)	Brampton, ON	Cannabis	Owned[6]	18,000
Broken Coast (Cannabis Cultivation)	Nanaimo, BC	Cannabis	Owned[2]	60,000
High Park Holdings (Cannabis 2.0 Processing)	London, ON	Cannabis	Leased	134,000
Manitoba Harvest (Hemp Processing)	Winnipeg, MB	Wellness	Leased	15,000
Manitoba Harvest (Hemp Processing)	St. Agathe, MB	Wellness	Owned	35,000
Hexo Operations Inc. (Cannabis Cultivation and Processing)	Gatineau, QC	Cannabis	Owned	1,292,000
Redecan (Cannabis Cultivation and Processing)	Fenwick, ON	Cannabis	Owned	400,000
Redecan (Cannabis Cultivation and Processing)	Cayuga, ON	Cannabis	Owned[5]	1,644,000

United States:
SweetWater Brewery (Craft Brewery)	Atlanta, GA	Beverage	Owned	158,000
SweetWater Colorado (Craft Brewery)	Fort Collins, CO	Beverage	Owned	33,000
Breckenridge Distillery (Craft Distillery)	Breckenridge, CO	Beverage	Owned	23,000
Breckenridge Distillery Warehouse (Storage)	Denver, CO	Beverage	Owned	75,000
Montauk Brewing Company (Brewery/Pub facility)	Montauk, NY	Beverage	Leased	4,000
Fort Collins (Warehouse - Inactive)	Fort Collins, CO	N/A	Owned[4]	50,000
Breckenridge Brewery, LLC (Brewery/Pub facility)	Littleton, CO	Beverage	Owned	450,000
Breckenridge Brewery, LLC (Brewpub)	Littleton, CO	Beverage	Owned	2,500
Craft Brew Alliance, Inc. (Craft Brewery)	Portland, OR	Beverage	Owned	82,000
BBI Acquisition Co. (Brewpub)	Breckenridge, CO	Beverage	Leased	8,000
Blue Point Brewing Company, Inc. (Distribution)	Patchogue, NY	Beverage	Leased	54,000
Blue Point Brewing Company, Inc. (Storage)	Patchogue, NY	Beverage	Leased	20,000
10 Barrel Brewing (Brewpub)	Bend, OR	Beverage	Leased	4,000
10 Barrel Brewing, LLC (Brewpub)	Portland, OR	Beverage	Leased	8,000
10 Barrel Brewing, LLC (Storage)	Bend, OR	Beverage	Leased	4,000
10 Barrel Brewing, LLC (Storage)	Bend, OR	Beverage	Leased	1,930
10 Barrel Brewing, LLC (Processing / Pub facility)	Bend, OR	Beverage	Leased	69,000
10 Barrel Brewing, LLC (Craft Brewery)	Bend, OR	Beverage	Leased	25,000
10 Barrel Brewing Idaho, LLC (Brewpub)	Boise, ID	Beverage	Leased	9,000
Redhook (Brewery/Pub facility)	Seattle, WA	Beverage	Leased	13,000
Widmer (Craft Brewery)	Portland, OR	Beverage	Leased	3,000
Terrapin Beer Company, LLC (Brewery/Pub facility)	Athens, GA	Beverage	Owned	100,000
Terrapin Beer Company, LLC (Warehouse / Storage)	Athens, GA	Beverage	Owned	24,000
Terrapin Beer Company, LLC (Processing / Distribution)	Athens, GA	Beverage	Leased	68,000
Detroit Rivertown Brewing Company, LLC (Brewpub)	Detroit, MI	Beverage	Leased	20,000
Liquid GR, LLC (Brewpub)	Grand Rapids, MI	Beverage	Leased	6,000
Park Brewing, LLC (Restaurant / Brewpub)	Grosse Pointe Park, MI	Beverage	Leased	10,000
McKenzie River Brewing Company, LLC (Brewery/Pub facility)	Eugene, OR	Beverage	Owned	150,000
McKenzie River Brewing Company, LLC (Restaurant / Brewpub)	Springfield, OR	Beverage	Leased	20,000
McKenzie River Brewing Company, LLC (Processing / Distribution)	Eugene, OR	Beverage	Leased	32,000
Revolver Brewing Company, LLC (Brewpub)	Grandbury, TX	Beverage	Leased	32,000

International:
Tilray EU Campus and Cultivation Site (Cannabis Cultivation and Processing)	Cantanhede, Portugal	Cannabis	Owned[3]	3,300,000
CC Pharma (Distribution Operations)	Densborn, Germany	Distribution	Owned	70,000
Aphria RX (Cannabis Cultivation)	Neumünster, Germany	Cannabis	Owned	65,000
FL Group Srl (Distribution Operations)	Vado Ligure, Italy	Cannabis	Leased	4,700
ABP (Distribution Operations)	Buenos Aires, Argentina	Distribution	Leased	10,000

[1]	Aphria Diamond is a 51% majority-owned subsidiary of Aphria, Inc. Aphria Diamond is a strategic venture with Double Diamond Farms.
[2]

We announced our decision to relocate operation from Duncan BC facility to Nanaimo facility. The Duncan, BC facility was recognized as an asset held for sale and sold during the year ended May 31, 2025.

[3]	In Cantanhede, Portugal, we own one cultivation and manufacturing location used for medical cannabis as well as land adjacent to the facility for future expansion.
[4]	We recognize the property as an asset held for sale for the year ended May 31, 2025.
[5]	This facility is an outdoor growing facility.
[6]	This facility was sold during the year ended May 31, 2025.

We also lease space for other smaller offices in the United States, Canada, Europe and other parts of the world.

We believe our facilities and committed leased spaces are currently adequate to meet our needs. As we continue to expand our operations, we may need to acquire or lease additional facilities or dispose of existing facilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market and the TSX under the symbol “TLRY.”

Holders

As of July 24, 2025, there were approximately 1,008 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. It is our current intention to not declare or pay any cash dividends for the foreseeable future as we intend to utilize all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our Board of Directors, subject to applicable laws and, will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on common stock is limited by the terms of the Aphria Diamond credit facility, as well as any future debt or preferred securities.

Recent sales of unregistered securities; use of proceeds from registered securities

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

From January 28, 2025 to February 28, 2025, Tilray issued an aggregate of 27,136,770 shares of the Company’s common stock in exchange for $26.6 million aggregate principal amount of the Company’s 5.20% Convertible Senior Notes due June 1, 2027.

From February 28, 2025 to March 10, 2025, Tilray issued an aggregate of up to 21,794,902 shares of the Company’s common stock in exchange for $14.6 million aggregate principal amount of the Company’s 5.20% Convertible Senior Notes due June 1, 2027.

From April 9, 2025 to April 21, 2025, Tilray issued an aggregate of 19,034,603 shares of the Company’s common stock in exchange for $9.4 million aggregate principal amount of the Company’s 5.20% Convertible Senior Notes due June 1, 2027.

On June 16, 2025, Tilray issued 12,591,816 shares of the Company’s common stock in exchange for $5 million principal amount of the Company’s 5.20% Convertible Senior Notes due June 1, 2027. See Note 31 (Subsequent events) for additional details.

Stock Performance Graph

The following graph compares the performance of our common stock to the Nasdaq Composite and the Horizons Marijuana Life Sciences Index for the period from May 31, 2020 through May 31, 2025 in comparison to the indicated indexes. The results assume that $100, which was invested on May 31, 2020 in our common stock and each of the indicated indexes.

	May 31,
	2020	2021	2022	2023	2024	2025
Tilray Brands, Inc.	$100.00	$172.39	$45.58	$16.95	$18.27	$4.37
Nasdaq Composite	$100.00	$144.88	$127.31	$136.31	$176.35	$201.41
Horizons Marijuana Life Sciences Index	$100.00	$154.83	$60.29	$30.33	$31.88	$21.95

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

Repurchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our results of operations and our present business environment from the perspective of management. You should read the following discussion and analysis of our financial condition and results of operations together with the “Cautionary Note Regarding Forward-Looking Statements”; the sections in Part I entitled “Item 1A. Risk Factors” and the financial information and the notes thereto included in Part II, Item 8 of this Form 10-K in this Annual Report for the fiscal year ended May 31, 2025 (“Annual Report”). We use certain non-GAAP measures that are more fully described below under the caption “—Use of Non-GAAP Measures,” which we believe are appropriate supplemental non-GAAP measures to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.

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

Trends and Other Factors Affecting Our Business

Beverage market trends:

Within the beverage category, we expect the following key trends to shape the near-term outlook in this segment:

-

Beverage Distribution. In furtherance of our strategic vision, we remain focused on enhancing our relevance within home markets, focusing on growing our brands in their core markets. Through targeted efforts, we continue to strategically adjust our portfolio mix and distribution geography through our distributor consolidation program to refine our craft beer strategy, which we believe will allow us to enhance our relevance and focus resources on our core markets as part of our portfolio rationalization initiatives. Distributor chain spring product resets have indicated improvements of distribution for our core brands and key innovation initiatives, including Shock Top, Runner’s High Non-Alcoholic, and SweetWater’s newly launched Day Trip and Dive Beer. We expect to begin to see the impact of these gains during fiscal year 2026.

-	Innovation. Recognizing the evolving consumer landscape and the burgeoning demand for alternative beverage options, we have prioritized innovation and portfolio diversification. Our recent endeavors include launching a lineup of Hemp Derived Delta-9 (HD-D9) products, non-alcoholic beverages, our Liquid Love water brand, flavored malt-based beverages, RTDs and energy drinks. These strategic innovations underscore our commitment to offering high-quality options across diverse beverage categories, positioning us for sustained growth and differentiation in the competitive beverage segment.

-	Brew Pubs. Following our Craft Acquisition I on September 29, 2023 and the Craft Acquisition II effective September 1, 2024, we operate 16 brew pubs, and our Breckenridge Distillery restaurant and tasting room, in geographic regions across the U.S., all of which are located in close proximity to the production of our craft brands. An important part of our strategic plan for our beverage operations centers on brew pubs to promote and showcase the distinct, regional positioning of our craft beer brands and enhance brand recognition to help drive revenue growth. We believe that our brew pub strategy allows us to curate unique small batch product offerings in targeted test markets to help drive effective product innovation.

In the spirits category, Breckenridge Distillery stands out as a beacon within the bourbon industry, making notable strides in vodka and gin markets while offering a comprehensive hospitality experience through its world-class restaurant and retail location. Our primary growth objective centers on expanding market share across the United States. To fuel future expansion, we prioritize showcasing our exceptional product quality and introducing innovative new product offerings. Recent accolades, including Double Gold awards at prestigious competitions such as Breckenridge Reserve Port Cask Finish being named the World’s best finished Bourbon at the 2024 World Whiskies Awards, we believe underscore our brand's growing recognition and appeal.

Canadian cannabis market trends.

The cannabis industry in Canada continues to evolve given how nascent the industry is with federal legalization of adult-use cannabis occurring just over five years ago. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the Canadian cannabis industry:

-	Market share. During the quarter, Tilray continued to lead the Canadian market with the highest cannabis revenue in Canada. During the quarter, we maintained our market share in Canada at 9.3% from the immediately preceding quarter as reported by Hifyre data for all provinces, excluding Quebec where Weedcrawler was deemed more accurate. Our current market share reflects our efforts to preserve margin in specific categories experiencing the most price compression and our shift in strategy to redirect certain inventories to international cannabis markets which provides for higher margin sales. We intend to enhance our global supply chain and increase our cultivation footprint to support this growing demand.

-	Price compression. Historical price compression in specific categories is expected to persist in the market, intensified by fierce competition among the approximately 1,000 Licensed Producers in Canada. The fixed impact of excise per gram, notwithstanding the decline in average selling prices, further compounds these challenges, and has promoted ongoing industry lobbying efforts.

International cannabis market trends.

We are a global leader in the development, production, distribution, marketing and sale of pharmaceutical-grade medical cannabis products.  The cannabis industry in Europe is still in its early stages of development and countries within Europe are at different stages of medical and adult-use cannabis legalization. The most meaningful progress to date has been the legalization and regulation of cannabis for medical purposes, which has now taken place in more than 15 countries representing a population of more than 350 million people (Germany, UK, Italy, Poland, Netherlands, Czech Republic, Greece, Portugal, Austria, Switzerland, Denmark, Croatia, Malta, Luxembourg, Ukraine, and Ireland). Beyond this, some countries have expressed a clear political ambition to legalize adult-use cannabis (Germany, Portugal, Luxembourg and Czech Republic), some are engaging in experiments for adult-use legalization (Germany, Netherlands and Switzerland) and some are debating regulations for cannabinoid-based medicine (France and Spain). In Europe, we believe that, despite continuing recessionary economic conditions, political uncertainty in various countries and the continuing Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. This is evidenced by the cannabis regulations in Germany adopted on April 1, 2024, which we believe will serve as a catalyst for continued changes in drug policy throughout Europe.  Outside of Europe and North America, the cannabis industry is also in its early stages of development with Australia representing one of the larger markets.

We continue to believe that Tilray remains uniquely positioned to maintain and gain significant market share in the markets in which we participate. We benefit from our end-to-end vertically-integrated infrastructure and well-placed investments, which are comprised of two EU-GMP cultivation facilities located in Portugal and Germany; our fully owned route-to-market encompassing sales, marketing and distribution infrastructure in Germany and Italy; a network of leading distributors who we work with in the various other countries in which we operate; and, our extensive genetics portfolio and demonstrated commitment and expertise related to the cultivation and production of high-quality, safe cannabis products.  Tilray’s International business also benefits from the depth and breadth of knowledge, experience, relationships and infrastructure we have transferred from our leading participation and investment in the Canadian medical and adult-use markets. We believe that these assets and attributes, combined with our ability to navigate complex regulatory environments, will continue to drive our leadership in international medical markets and allow us to successfully enter new markets as they adopt medical cannabis and potentially adult-use regulations and may also serve to support a potential U.S. participation in the event of federal legalization.

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

We continue to believe that Tilray is well-positioned in Germany, especially since the enactment of MedCanG benefits our medical leadership in the German market and given that we are one of only three cultivators of medical cannabis in Germany as our wholly owned subsidiary, Aphria RX, was awarded the first license for the cultivation of medical cannabis in Germany by the BfArM under the liberalized regime. We believe that this license will improve our ability to meet the needs of patients and provide cannabis of the utmost quality and enhanced availability to a broader market.

We continue to see increased differentiation between the physician-led and the patient-led channels.  In response, we have launched the Tilray Craft, Broken Coast, Redecan and Good Supply brands and related medical cannabis products, which provides the patient with a segmented portfolio of products while we continue to deliver on the trust, safety and consistency that has become expected from our Tilray Medical brand.

Poland.  In Poland, cannabis was legalized for medical use in 2018 and is prescribed to patients by a physician and dispensed by pharmacies. Today, all doctors in Poland are allowed to prescribe medical cannabis and it is a self-pay market as medical cannabis is not reimbursed by the Polish health service. In November 2024, Poland implemented strict restrictions on telemedicine, which have significantly impacted the growth of the market with prescription numbers decreasing from 68,000 in October 2024 to 28,000 in December 2024. Tilray is a leading supplier of medical cannabis in Poland through our network of distributor partnerships. We predominantly supply the market with whole flower medical cannabis products.

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

Ireland. In June 2019, the Minister for Health signed legislation allowing for the operation of the Medical Cannabis Access Programme (“MCAP”) on a pilot basis for five years. The MCAP allows a medical consultant to prescribe a cannabis-based treatment for a narrow set of specified medical conditions, where the patient has failed to respond to standard treatment. Reimbursement is available for products which have received the appropriate approval. Tilray was one of the first players to enter the Irish market and is one of a few suppliers which has received approval for its products to be prescribed and to have been granted reimbursement status. Today, we supply our approved extract product to Ireland through our distribution partner.

Italy. In May 2023, FL Group, a wholly-owned subsidiary of Tilray received authorization from Italy’s Ministry of Health to distribute three new medical cannabis compounds to pharmacies across Italy. With FL Group, we have an established broad national pharmaceutical distribution network in Italy, where medical cannabis is prescribed by doctors and reimbursed by the healthcare system to eligible patients.

Australia. In 2016, the Australian Government legalized medicinal cannabis, which is regulated by the Therapeutic Goods Administration.  Medical cannabis is prescribed by a doctor but there is no coverage under the Pharmaceutical Benefits Scheme.  Tilray Medical suppliers the market with wide portfolio of medical cannabis extracts as well as whole flower products.  We see increased differentiation between the physician-led and the patient-led channels.  In response, we launched the Broken Coast, Redecan and Good Supply brands and products, which provide the patient with a segmented portfolio of products while we continue to deliver on the trust, safety and consistency that has become expected from our Tilray Medical brand.

Wellness market trends.

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

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business, on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration and restructuring costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the year ended May 31, 2025, we incurred $4.5 million of transaction costs (income), net, as discussed further below.

Effective September 1, 2024, Tilray acquired Craft Acquisition II a portfolio of four craft brands and breweries comprised of Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing from Molson, see Note 9 (Business Acquisition). We expect this acquisition to further the execution of our beverage strategy, which we believe will have positive impacts on our beverage segment leading to increased revenues and whitespace penetration.

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

With Craft Acquisition I and Craft Acquisition II, we capitalized on opportunities to acquire additional beverage businesses that consisted of strong brands in decline and in need of investment in order to promote growth at a significantly reduced price. To support the growth of these acquired brands and establish a clear path to profitability, we implemented Project 420, which is a comprehensive plan covering (i) SKU rationalization; (ii) Geographic rationalization; (iii) Distributor rationalization; and (iv) synergy optimization plan through which we expect to invest in the acquired brands for growth and improve profitability:

-	SKU rationalization – In response to the declining growth in the craft beer industry and consolidation of distributors, we are working with our distributors in various markets to streamline our portfolio by eliminating duplicative and slower growth products, which had the immediate effect of reducing revenue. However, by eliminating these slower growing SKUs, we are able to focus our attention and resources on our higher growth SKUs and the introduction of new innovation, which we expect will accelerate our revenue growth in future quarters. Going forward, we will continue to manage SKU performance within our portfolio on a “one in and one out basis” to maximize SKU productivity.

-	Geographic rationalization – Our brands generate sales in all states however, their results are significantly stronger in their home markets. For example, SweetWater is located in Georgia and, as a result, its revenues are stronger in Georgia, Alabama, North Carolina and Florida, while 10 Barrel, which is located in Oregon has stronger revenue in Oregon, Washington, Idaho and Wyoming. In away markets, like Oregon for SweetWater, and Georgia for 10 Barrel, the brands are not as strong in the away states. Our geographic rationalization works to concentrate our efforts in individual states with our strongest brands in those states. As we reduce the distribution of away markets brands in those states, we are working to increase the distribution and shelf space of home market brands. This initiative is consistent with our Regional Jewel strategy developed in conjunction with the Boston Consulting Group.

-	Distributor rationalization – As a result of our various acquisitions in the last five years, we have over 750 distributors and 975 distributor shipping locations. As a result, we are shipping to multiple distributors in the same geography as well as splitting the allocation of local brands between multiple distributors. The goal of the distributor rationalization is to reduce our distributor footprint down to between 450 and 500 distributors concentrating those distributor’s effort on our brands and SKUs, while minimizing logistical complexities.

-	Synergy optimization plan – We previously announced a $25 million synergy plan focused on optimizing our production footprint and eliminating redundancies in manufacturing and warehouse assets. By integrating the newly acquired facilities into our existing footprint, we are optimizing capacities, utilization and better absorbing fixed overheads. This in turn is improving our gross margins. During the year, we increased the synergy plan by $8 million to $33 million and have achieved $24.1 million of those savings to date. We expect to complete the synergy optimization plan in the third quarter of fiscal 2026.

-	Brand and business investment – We have been and are continuing to increase our investment in the marketing, promotion and infrastructure of our recently acquired brands in order to reestablish their dominance in their core markets. Our intention is to fund this investment through the cost savings and synergies achieved through Project 420.

For the year ended May 31, 2025, our SKU and geographic rationalization resulted in a reduction in net sales of approximately $20 million. We believe this temporary reduction will be offset by the growth of our new product innovation, including in new beverage categories, and brand extensions during the near term future. This revenue reduction has a corresponding decrease in our Adjusted EBITDA for the year ended May 31, 2025, of $6.0 million.

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

Political and Economic Environment

Our results of operations may continue to be affected by economic, political, legislative, regulatory, legal actions, global volatility and general market disruption resulting from geopolitical tensions, such as Russia's continued incursion into Ukraine, the ongoing events in the Middle East and political uncertainty in certain countries in Europe. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, government fiscal policies, and the recent economic uncertainties resulting from certain changes in U.S. global economic policy, including changes on global trade policies can have a significant effect on operations. More specifically, there are no expected impacts on revenue from the recently enacted U.S. tariffs and foreign enacted retaliatory tariffs (“Tariffs”). From a cost perspective, we believe the recently enacted tariffs could impact input materials such as aluminum, hops, barley, malt and vape componentry which are partially imported but we intend to mitigate these impacts to the extent possible.

Results of Operations

Our consolidated results, in millions except for per share data, are as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net revenue	$821,309	$788,942	$627,124	$32,367	4%	$161,818	26%
Cost of goods sold	580,739	565,591	480,164	15,148	3%	85,427	18%
Gross profit	240,570	223,351	146,960	17,219	8%	76,391	52%
Operating expenses:
General and administrative	167,324	167,358	165,159	(34)	(0)%	2,199	1%
Selling	56,039	37,233	34,840	18,806	51%	2,393	7%
Amortization	88,616	84,752	93,489	3,864	5%	(8,737)	(9)%
Marketing and promotion	37,048	41,933	30,937	(4,885)	(12)%	10,996	36%
Research and development	284	635	682	(351)	(55)%	(47)	(7)%
Change in fair value of contingent consideration	—	(15,790)	855	15,790	(100)%	(16,645)	(1,947)%
Impairment of intangible assets and goodwill	2,096,139	—	934,000	2,096,139	NM	(934,000)	(100)%
Other than temporary change in fair value of convertible notes receivable	21,661	42,681	246,330	(21,020)	(49)%	(203,649)	(83)%
Litigation costs, net of recoveries	17,347	8,251	(505)	9,096	110%	8,756	(1,734)%
Restructuring costs	34,283	15,581	9,245	18,702	120%	6,336	69%
Transaction costs (income), net	4,534	15,462	1,613	(10,928)	(71)%	13,849	859%
Total operating expenses	2,523,275	398,096	1,516,645	2,125,179	534%	(1,118,549)	(74)%
Operating loss	(2,282,705)	(174,745)	(1,369,685)	(2,107,960)	1,206%	1,194,940	(87)%
Interest expense, net	(29,952)	(36,433)	(13,587)	6,481	(18)%	(22,846)	168%
Non-operating (expense) income, net	10,284	(37,842)	(66,909)	48,126	(127)%	29,067	(43)%
Loss before income taxes	(2,302,373)	(249,020)	(1,450,181)	(2,053,353)	825%	1,201,161	(83)%
Income tax expense	(121,017)	(26,616)	(7,181)	(94,401)	355%	(19,435)	271%
Net loss	$(2,181,356)	$(222,404)	$(1,443,000)	$(1,958,952)	881%	$1,220,596	(85)%

Use of Non-GAAP Measures

The Company reports its financial results in accordance with U.S. GAAP. However, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, we discuss non-GAAP financial measures, including reference to:

•

adjusted gross profit (excluding purchase price allocation (“PPA”) step up and inventory valuation allowance) consolidated and for each reporting segment (Cannabis, Beverage, Distribution and Wellness),

•	adjusted gross margin (excluding PPA step up and inventory valuation allowance) consolidated and for each reporting segment (Cannabis, Beverage, Distribution and Wellness),

•	adjusted EBITDA,

•	cash and marketable securities, and

•	constant currency presentation of net revenue (by segment and consolidated).

All these non-GAAP financial measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). These measures are presented to help investors’ overall understanding of our financial performance and should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.  Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review Company financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. Please see “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for a reconciliation of such non-GAAP Measures to the most directly comparable GAAP financial measures, as well as a discussion of our adjusted gross margin, adjusted gross profit and adjusted EBITDA measures and the calculation of such measures.

Constant Currency Presentation

We believe that this measure provides useful information to investors because it provides transparency to underlying performance in our consolidated net sales by excluding the effect that foreign currency exchange rate fluctuations have on period-to-period comparability given the volatility in foreign currency exchange markets. To present this information for historical periods, current period net sales for entities reporting in currencies other than the U.S. Dollar are translated into U.S. Dollars at the average monthly exchange rates in effect during the corresponding period of the prior fiscal year rather than at the actual average monthly exchange rate in effect during the current period of the current fiscal year. As a result, the foreign currency impact is equal to the current year’s results in local currencies multiplied by the change in average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

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

Operating Metrics and Non-GAAP Measures

We use the operating metrics and non-GAAP measures set forth in the table below to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. Other companies, including companies in our industry, may calculate operating metrics and non-GAAP measures with similar names differently which may reduce their usefulness as comparative measures. Certain variances are labeled as not meaningful (“NM”) throughout management's discussion and analysis.

	For the year ended May 31,
(in thousands of U.S. dollars)	2025	2024	2023
Net beverage revenue	$240,595	$202,094	$95,093
Net cannabis revenue	249,001	272,798	220,430
Distribution revenue	271,228	258,740	258,770
Wellness revenue	60,485	55,310	52,831
Beverage costs	147,591	113,522	48,770
Cannabis costs	150,005	182,594	162,755
Distribution costs	241,896	230,596	231,309
Wellness costs	41,247	38,879	37,330
Adjusted gross profit (excluding PPA step-up) (1)	242,180	235,581	206,442
Beverage adjusted gross margin (excluding PPA step-up) (1)	39%	46%	53%
Cannabis adjusted gross margin (excluding PPA step-up) (1)	40%	36%	51%
Distribution gross margin	11%	11%	11%
Wellness gross margin	32%	30%	29%
Adjusted EBITDA (1)	$55,035	$60,465	$58,679
Cash and marketable securities (1) as at the year ended:	256,363	260,522	448,529
Working capital as at the year ended:	$408,323	$378,540	$340,050

(1)

Adjusted EBITDA, adjusted gross profit, adjusted gross margin for each of our segments are non-GAAP financial measures, and cash and marketable securities. See “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure and the discussion above captioned "Cash and Marketable Securities."

Segment Reporting

Our reportable segments net revenue is primarily comprised of net revenues from our beverage, cannabis, distribution, and wellness operations, as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Beverage business	$240,595	$202,094	$95,093	$38,501	19%	$107,001	113%
Cannabis business	249,001	272,798	220,430	(23,797)	(9)%	52,368	24%
Distribution business	271,228	258,740	258,770	12,488	5%	(30)	(0)%
Wellness business	60,485	55,310	52,831	5,175	9%	2,479	5%
Total net revenue	$821,309	$788,942	$627,124	$32,367	4%	$161,818	26%

Our reportable segments net revenue reported in constant currency(1) are as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024
Beverage business	240,595	$202,094	$38,501	19%
Cannabis business	254,584	272,798	(18,214)	(7)%
Distribution business	277,187	258,740	18,447	7%
Wellness business	61,370	55,310	6,060	11%
Total net revenue	$833,736	$788,942	$44,794	6%

Our geographic net revenue is, as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
USA	$273,695	$233,141	$123,284	$40,554	17%	$109,857	89%
Canada	212,860	243,722	201,361	(30,862)	(13)%	42,361	21%
EMEA	323,350	296,450	284,567	26,900	9%	11,883	4%
Rest of World	11,404	15,629	17,912	(4,225)	(27)%	(2,283)	(13)%
Total net revenue	$821,309	$788,942	$627,124	$32,367	4%	$161,818	26%

Our geographic net revenue in constant currency(1) is, as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024
USA	$273,695	$233,141	$40,554	17%
Canada	219,463	243,722	(24,259)	(10)%
EMEA	322,960	296,450	26,510	9%
Rest of World	17,618	15,629	1,989	13%
Total net revenue	$833,736	$788,942	$44,794	6%

Our geographic capital assets are, as follows:

	For the year ended May 31,		Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024
USA	$200,003	$141,314	$58,689	42%
Canada	267,458	313,359	(45,901)	(15)%
EMEA	97,371	99,921	(2,550)	(3)%
Rest of World	3,601	3,653	(52)	(1)%
Total capital assets	$568,433	$558,247	$10,186	2%

Beverage revenue

Net revenue from our Beverage operations increased to $240.6 million for the fiscal year ended May 31, 2025, compared to net revenue of $202.1 million for the prior fiscal year ended May 31, 2024. The increase in beverage revenue was primarily driven by our newly launched innovation in the HD-D9 product category and our Craft Acquisition II, which was effective as of September 1, 2024, and included the brands and breweries of Hop Valley Brewing Company, Terrapin Beer Company, Revolver Brewing, and Atwater Brewery. Further, the prior fiscal year period did not reflect a full period of revenue from Craft Acquisition I, which was completed on September 29, 2023. These impacts to beverage revenue were offset by the SKU rationalization implemented in connection with Project 420, which resulted in a reduction of net revenue by approximately $20 million for the fiscal year ended May 31, 2025.

Cannabis revenue

Cannabis revenue based on market channel is, as follows:

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenue from Canadian medical cannabis	$24,998	$25,211	$25,000	$(213)	(1)%	$211	1%
Revenue from Canadian adult-use cannabis	224,048	266,846	214,319	(42,798)	(16)%	52,527	25%
Revenue from wholesale cannabis	18,207	25,340	1,436	(7,133)	(28)%	23,904	1,665%
Revenue from international cannabis	63,356	53,295	43,559	10,061	19%	9,736	22%
Total cannabis revenue	330,609	370,692	284,314	(40,083)	(11)%	86,378	30%
Excise taxes	(81,608)	(97,894)	(63,884)	16,286	(17)%	(34,010)	53%
Total cannabis net revenue	$249,001	$272,798	$220,430	$(23,797)	(9)%	$52,368	24%

Cannabis revenue based on market channel in constant currency(1) is, as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024
Revenue from Canadian medical cannabis	$25,797	$25,211	$586	2%
Revenue from Canadian adult-use cannabis	230,953	266,846	(35,893)	(13)%
Revenue from wholesale cannabis	18,779	25,340	(6,561)	(26)%
Revenue from international cannabis	63,211	53,295	9,916	19%
Total cannabis revenue	338,740	370,692	(31,952)	(9)%
Excise taxes	(84,156)	(97,894)	13,738	(14)%
Total cannabis net revenue	$254,584	$272,798	$(18,214)	(7)%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from medical cannabis:

Gross revenue from Canadian medical cannabis decreased 1% to $25.0 million for the fiscal year ended May 31, 2025, compared to gross revenue of $25.2 million for the fiscal year ended May 31, 2024. On a constant currency basis, gross revenue from Canadian medical cannabis increased to $25.8 million from $25.2 million for the fiscal year ended May 31, 2025. This increase in gross revenue from medical cannabis on a constant currency basis was primarily driven by growth in the insured patient category exceeding the decline in uninsured patient attrition to the adult-use recreational market.

Revenue from adult-use cannabis:

During the fiscal year ended May 31, 2025 our gross revenue from Canadian adult-use cannabis product decreased 16% to $224.0 million compared to revenue of $266.8 million for the prior fiscal year. On a constant currency basis, our gross revenue from Canadian adult-use cannabis decreased 13% to $231.0 million for the fiscal year ended May 31, 2025. The decrease in gross adult-use revenue was driven by our renewed focus on preserving gross margin and maintaining a higher average selling price in growing categories such as vapes that have experienced a high degree of price compression. At the end of the fiscal year ended May 31, 2025, we began increasing our participation in these categories as a result of our capex investments to improve these trends in the near term future. Additionally, we have shifted our strategic focus to redirect 7.2 million grams of cannabis to international cannabis markets to take advantage of the higher margin sales available in these markets. While some of these products were sold during the fourth fiscal quarter, some inventories were deferred to fiscal year 2026. The resulting impact of this strategic decision caused a temporary decline in gross adult-use cannabis revenue and cannabis revenue overall until their eventual sale. We intend to enhance our global supply chain through Phase II of our accelerated growth plan and increase our cultivation footprint to support the growing demand in both the Canadian and international markets. Lastly, gross revenue from Canadian adult-use cannabis products also included $1.5 million of cannabis advisory services revenue in the fiscal year ended May 31, 2025, compared to $1.5 million in the fiscal year ended May 31, 2024.

Wholesale cannabis revenue:

Gross revenue from wholesale cannabis decreased to $18.2 million for the fiscal year ended May 31, 2025, compared to revenue of $25.3 million for the prior fiscal year ended May 31, 2024. On a constant currency basis, gross revenue from wholesale cannabis for the fiscal year ended May 31, 2025 was $18.8 million compared to $25.3 million for the prior fiscal year ended May 31, 2024. Due to the transition to asset-light business models, the Canadian cannabis industry has experienced a reduction in excess inventory resulting in price increases in the B2B market. This shift in market dynamics and demand enabled us to strategically sell inventory that was sought after in the wholesale market during the fiscal year but does not meet the high standards required for our branded product. In the near-term, we anticipate continued volatility and fluctuation in the wholesale market, and we will assess market conditions on a quarterly basis. Specifically, during the fourth quarter market conditions were less favorable and as a result we did not participate in the same volume of transactions when compared to the prior year fourth quarter.

International cannabis revenue:

Net revenue from international cannabis increased 19% to $63.4 million for the fiscal year ended May 31, 2025, compared to net revenue of $53.3 million for the fiscal year ended May 31, 2024. On a constant currency basis, net revenue from international cannabis increased 19% to $63.2 million, compared to the prior year period. The increase during the fiscal year was primarily driven by higher sales in Germany, attributed to the expanding German medical market where we maintained our leadership position in the reimbursed market and increased our sales in the self-pay market. This growth was partially offset by lower revenue in Poland when compared to the prior year period driven by the delay in the receipt of export/import permits and lower prescriptions due to restrictions placed on telemedicine in November 2024 as well as lower revenue in Australia and the strategic decision to exit the New Zealand medical market. International cannabis net revenue may fluctuate from quarter to quarter based upon the timing of the receipt of export/import permits as well as the timing of shipments from one quarter to the next. In the fourth quarter, we experienced extensive delays in the receipt of export permits from the Portugal authorities resulting in approximately 2.1 million grams of medical cannabis flowers that we had expected to ship to other markets instead of remaining in Portugal.

Distribution revenue

Net revenue from Distribution operations increased 5% to $271.2 million for the fiscal year ended May 31, 2025, compared to net revenue of $258.7 million for the prior fiscal year ended May 31, 2024. On a constant currency basis, given the change in the Euro and Argentine Peso against the U.S. Dollar during the fiscal year, net revenue from Distribution was $277.2 million for the fiscal year ended May 31, 2025, when compared to prior year period. The increase in distribution revenue, on a constant currency basis, for the fiscal year was driven by a change in product mix.

Wellness revenue

Our Wellness net revenue increased to $60.5 million for the fiscal year ended May 31, 2025 compared to $55.3 million for the fiscal year ended May 31, 2024. On a constant currency basis for the fiscal year ended May 31, 2025, Wellness net revenue increased to $61.4 million from $55.3 million. The increase in net revenue was primarily attributed to our strategic focus on expanding our product range, including the relaunch of HiBall energy drinks and organic growth within our branded hemp food business related to higher consumption.

Gross profit and gross margin

Our gross profit and gross margin for the fiscal years ended May 31, 2025, 2024 and 2023 were as follows for our each of our operating segments:

(in thousands of U.S. dollars)	For the year ended May 31,			Change	% Change	Change	% Change
Beverage	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net revenue	$240,595	$202,094	$95,093	$38,501	19%	$107,001	113%
Cost of goods sold	147,591	113,522	48,770	34,069	30%	64,752	133%
Gross profit	93,004	88,572	46,323	4,432	5%	42,249	91%
Gross margin	39%	44%	49%	(5)%	(11)%	(5)%	(10)%
Purchase price accounting step-up	1,610	4,602	4,482	(2,992)	(65)%	120	3%
Adjusted gross profit (1)	94,614	93,174	50,805	1,440	2%	42,369	83%
Adjusted gross margin (1)	39%	46%	53%	(7)%	(15)%	(7)%	(13)%
Cannabis
Net revenue	249,001	272,798	220,430	(23,797)	(9)%	52,368	24%
Cost of goods sold	150,005	182,594	162,755	(32,589)	(18)%	19,839	12%
Gross profit	98,996	90,204	57,675	8,792	10%	32,529	56%
Gross margin	40%	33%	26%	7%	21%	7%	27%
Purchase price accounting step-up	—	7,628	—	(7,628)	(100)%	7,628	—
Inventory valuation adjustments	—	—	55,000	—	NM	(55,000)	(100)%
Adjusted gross profit (1)	98,996	97,832	112,675	1,164	1%	(14,843)	(13)%
Adjusted gross margin (1)	40%	36%	51%	4%	11%	(15)%	(29)%
Distribution
Net revenue	271,228	258,740	258,770	12,488	5%	(30)	(0)%
Cost of goods sold	241,896	230,596	231,309	11,300	5%	(713)	(0)%
Gross profit	29,332	28,144	27,461	1,188	4%	683	2%
Gross margin	11%	11%	11%	0%	0%	0%	0%
Wellness
Net revenue	60,485	55,310	52,831	5,175	9%	2,479	5%
Cost of goods sold	41,247	38,879	37,330	2,368	6%	1,549	4%
Gross profit	19,238	16,431	15,501	2,807	17%	930	6%
Gross margin	32%	30%	29%	2%	7%	1%	3%
Total
Net revenue	821,309	788,942	627,124	32,367	4%	161,818	26%
Cost of goods sold	580,739	565,591	480,164	15,148	3%	85,427	18%
Gross profit	240,570	223,351	146,960	17,219	8%	76,391	52%
Gross margin	29%	28%	23%	1%	4%	5%	22%
Inventory valuation adjustments	—	—	55,000	—	0%	(55,000)	(100)%
Purchase price accounting step-up	1,610	12,230	4,482	(10,620)	(87)%	7,748	173%
Adjusted gross profit (1)	242,180	235,581	206,442	6,599	3%	29,139	14%
Adjusted gross margin (1)	29%	30%	33%	(1)%	(3)%	(3)%	(9)%

(1)	Adjusted gross profit is our Gross profit (adjusted to exclude inventory valuation adjustment and purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude inventory valuation adjustment and purchase price accounting valuation step-up) and are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” for additional discussion regarding these non-GAAP measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. We do not consider adjusted gross profit and adjusted gross margin in isolation or as an alternative to financial measures determined in accordance with GAAP.

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted gross profit and adjusted gross margin are non-GAAP financial measures and may not be comparable to similar measures presented by other companies.  Adjusted gross profit is our Gross profit (adjusted to exclude inventory valuation adjustment and purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude inventory valuation adjustment and purchase price accounting valuation step-up) and are both non-GAAP financial measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions without the impacts of the aforementioned adjusted items.  We do not consider adjusted gross profit and adjusted gross margin percentage in isolation or as an alternative to financial measures determined in accordance with GAAP.

Beverage gross margin:

Gross margin of 39% for the fiscal year ended May 31, 2025 decreased from 44% when compared to the fiscal year ended May 31, 2024. Adjusted gross margin of 39% decreased in the fiscal year ended May 31, 2025, from 46% in the fiscal year ended May 31, 2024. The change in the adjusted beverage gross margin during the fiscal year ended May 31, 2025 was driven by several factors, including our continued integration efforts of our Craft Acquisition I. The increased utilization of our facilities and improvements in our product mix as part of our strategic initiatives under Project 420 had favorable impacts on our adjusted gross margin, however, these improvements were more than offset by the impacts from the Craft Acquisition II, which has lower margins than our existing business.

Cannabis gross margin:

Gross margin increased during the fiscal year ended May 31, 2025 to 40% from 33% when compared to the fiscal year ended May 31, 2024. Adjusted gross margin during the fiscal year ended May 31, 2025, increased to 40% from 36% when compared to the prior fiscal year ended May 31, 2024. The improvement in gross margin and adjusted gross margin for the year ended May 31, 2025 was driven by our increased international cannabis revenue as a proportion of total cannabis revenue, which has higher margins than our Canadian cannabis business, as well as a continued focus in our Canadian cannabis business on maintaining a higher average selling price and favorable product mix to improve gross margins.

Distribution gross margin:

Gross margin of 11% for the fiscal year ended May 31, 2025 remained consistent when compared to the fiscal year ended May 31, 2024, despite shortages in key pharmaceutical product lines as well as price reductions in certain key pharmaceutical lines of products.

Wellness gross margin:

Gross margin of 32% for the fiscal year ended May 31, 2025 increased from a gross margin of 30% when compared to the fiscal year ended May 31, 2024, resulting from strong operational efficiencies, lower input costs and the culmination of a change in sales mix towards higher margin product offerings including HiBall energy drinks.

Operating expenses

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
General and administrative	$167,324	$167,358	$165,159	$(34)	(0)%	$2,199	1%
Selling	56,039	37,233	34,840	18,806	51%	2,393	7%
Amortization	88,616	84,752	93,489	3,864	5%	(8,737)	(9)%
Marketing and promotion	37,048	41,933	30,937	(4,885)	(12)%	10,996	36%
Research and development	284	635	682	(351)	(55)%	(47)	(7)%
Change in fair value of contingent consideration	—	(15,790)	855	15,790	(100)%	(16,645)	(1,947)%
Impairment of intangible assets and goodwill	2,096,139	—	934,000	2,096,139	NM	(934,000)	(100)%
Other than temporary change in fair value of convertible notes receivable	21,661	42,681	246,330	(21,020)	(49)%	(203,649)	(83)%
Litigation costs, net of recoveries	17,347	8,251	(505)	9,096	110%	8,756	(1,734)%
Restructuring costs	34,283	15,581	9,245	18,702	120%	6,336	69%
Transaction costs (income), net	4,534	15,462	1,613	(10,928)	(71)%	13,849	859%
Total operating expenses	$2,523,275	$398,096	$1,516,645	$2,125,179	534%	$(1,118,549)	(74)%

Operating expenses are comprised of general and administrative; selling; amortization; marketing and promotion; research and development; change in fair value of contingent consideration; impairments; other than temporary change in fair value of convertible notes receivable; litigation costs; net of recoveries; restructuring costs; and transaction costs (income), net. These costs increased by $2,125.2 million to $2,523.3 million for the fiscal year ended May 31, 2025, compared to $398.1 million for the fiscal year ended May 31, 2024. This increase was primarily a result of the non-cash impairments recorded in the period as described in detail below. Additionally, $20.1 million of the increase year over year was attributed to the inclusion of expenses from our recent Craft Acquisition II, effective September 1, 2024, and that the prior year period did not reflect a full period of results from the Craft Acquisition I, which was completed on September 29, 2023. These changes, period over period, are described below.

General and administrative costs

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Salaries and wages	$88,015	$83,673	$70,883	$4,342	5%	$12,790	18%
Office and general	28,314	28,460	27,845	(146)	(1)%	615	2%
Stock-based compensation	24,289	31,769	39,595	(7,480)	(24)%	(7,826)	(20)%
Insurance	11,843	12,586	12,033	(743)	(6)%	553	5%
Professional fees	4,765	5,345	7,166	(580)	(11)%	(1,821)	(25)%
Gain on sale of capital assets	928	(4,198)	(48)	5,126	(122)%	(4,150)	8,646%
Travel and accommodation	5,717	5,138	4,530	579	11%	608	13%
Rent	3,453	4,585	3,155	(1,132)	(25)%	1,430	45%
Total general and administrative costs	$167,324	$167,358	$165,159	$(34)	(0)%	$2,199	1%

Salaries and wages increased by 5% during the fiscal year ended May 31, 2025. The change was primarily due to the inclusion of employees from Craft Acquisition II, effective September 1, 2024, and the prior fiscal year period did not reflect a full period of results from Craft Acquisition I, completed on September 29, 2023. Additionally, included in the fiscal year ended May 31, 2025 was $4.7 million of retention payments that did not occur in the prior fiscal year period.

Office and general decreased by 1% during the fiscal year ended May 31, 2025. The decrease was primarily due to the inclusion of deposit recoveries of $5.6 million compared to of bad debt recoveries of $4.4 million in the prior fiscal year period ended May 31, 2024. Further, we incurred expenses related to the Craft Acquisition II, effective September 1, 2024, and the prior fiscal year period ended May 31, 2024 did not reflect a full period of results from Craft Acquisition I due to the fact that it was completed on September 29, 2023. These impacts were partially offset by our continued cost saving initiatives.

The Company recognized stock-based compensation expense of $24.3 million for the fiscal year ended May 31, 2025 compared to $31.8 million for the prior fiscal year period. Stock-based compensation expense is based on the time-based vesting schedules and varies according to the assumptions used in the vesting model. The decrease in stock-based compensation was driven by the vesting of previously issued stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) during the year ended May 31, 2025. Additionally, the decrease for the year ended May 31, 2025 was driven by the cancellation of certain performance-based RSUs.

Insurance expense decreased by 6% for the fiscal year ended May 31, 2025 to $11.8 million from $12.6 million for the prior fiscal year period. The decrease in insurance expense for the fiscal year ended May 31, 2025 was driven by lower premiums on existing insurance policies, offset by premiums associated with new insurance policies that have been placed in connection with Craft Acquisition I and Craft Acquisition II.  For the fiscal year ended May 31, 2025 as a percentage of revenue insurance was 1% compared to 2% in the prior fiscal year period, demonstrating our ability to manage our insurance policy cost despite growing the business.

Professional fees decreased by 11% to $4.8 million in the fiscal year ended May 31, 2025 from $5.3 million when compared to the prior fiscal year, which is a direct result of our cost savings initiatives.

The Company recognized a loss on the sale of capital assets in the amount of $0.9 million in the fiscal year ended May 31, 2025 primarily from the sale of our Avanti facility, compared to a gain of $4.2 million in the prior fiscal year which was predominantly from the sale of Truss Beverage Co.

Rent expense decreased by 25% for the fiscal year ended May 31, 2025 to $3.5 million from $4.6 million for the prior fiscal year period. Rent expense is predominantly comprised of operating lease expense for our brew pubs and office spaces. The decrease was driven by the exit from the Truss lease in the current fiscal year and a reduction in lease payments, which were previously included in the prior fiscal period results, offset by the expenses from Craft Acquisition II, effective September 1, 2024, and the prior fiscal year period did not reflect a full period of results from Craft Acquisition I due to the fact that it was completed on September 29, 2023.

Selling costs

For the fiscal year ended May 31, 2025, the Company incurred selling costs of $56.0 million or 6.8% of net revenue as compared to $37.2 or 4.7% of net revenue in the prior fiscal year. These costs relate to third-party shipping costs for all segments, in addition to distributor commission incurred by the cannabis segment, Health Canada cannabis fees, and patient acquisition and maintenance costs. The increase for the fiscal year ended May 31, 2025 is predominately due to the higher freight costs experienced in the beverage segment. Additionally, during the year ended May 31, 2024, the Company received a refund of $3.3 million related to cannabis selling fees related to an amended fee calculation and a commission refund that did not reoccur in the current fiscal period.

Amortization

The Company incurred non-production related amortization charges of $88.6 million for the fiscal year ended May 31, 2025 compared to $84.8 million in the prior fiscal year period based on depreciable capital and intangible assets useful lives.

Marketing and promotion cost

For the fiscal year ended May 31, 2025, the Company incurred marketing and promotion costs of $37.0 million, as compared to $41.9 in the prior fiscal year. This decrease was primarily due to the yearly variability in discretionary marketing expenses, offset by the inclusion of expenses from our recent Craft Acquisition II, effective September 1, 2024. Further, the prior fiscal year period did not reflect a full year of marketing and promotion costs from Craft Acquisition I as it was completed on September 29, 2023.  Lastly, during the fiscal year ended May 31, 2025, we began to capitalize multi-year sponsorship licenses as outlined in Note 3 (Significant accounting policies).

Research and development

Research and development costs were $0.3 million in the fiscal year ended May 31, 2025, compared to $0.6 million in the prior fiscal year. These relate to external costs incurred in connection with the development of new products.

Change in fair value of contingent consideration

The Company measures contingent consideration at fair value classified as Level 3, as discussed in Note 29 (Financial risk management and financial instruments). During the fiscal year ended May 31, 2025, there were no changes in the fair value of contingent consideration due to the fact that there were no changes in the likelihood of achievement of certain financial metrics for Montauk Brewing Company. In the prior fiscal year period, we recognized a a gain of $15.8 million resulting from the conclusion of the SweetWater earnout period, the favorable cash settlement relating to the final determination and settlement of the contingent consideration related to the Truss acquisition, all of which was offset by an increase in the fair value of the contingent consideration driven by the increased probability of achieving the contingent consideration associated with the Montauk Brewing Company acquisition.

Impairment of intangible assets and goodwill

During the fiscal year ended May 31, 2025, based upon a combination of factors including a sustained decline in the Company’s market capitalization stemming from the uncertainty resulting from certain changes in U.S. global economic policy, including slower than anticipated progress in global cannabis legalization, overall declines in the craft beer industry sector, and a change in the Company's discount rate, the Company recognized the following impairment charges:

-

Intangible assets. Non-cash impairment charges of $334.2 million related to customer relationships & distribution channel, $186.6 million related to licenses, permits & applications, which were considered indefinite-lived intangible assets and $327.1 million related to intellectual property, trademarks, knowhow & brands. See Note 8 (Intangible assets) for additional details.

-

Goodwill. Non-cash impairment charges of $1,070.0 million related to cannabis goodwill, $120.8 million related to beverage goodwill, $53.2 million related to wellness goodwill and $4.2 million related to distribution goodwill. See Note 10 (Goodwill) for additional details.

-

Deferred tax liabilities. These non-cash impairment charges were offset by an income tax recovery of $121.4 million, resulting in the corresponding reduction in deferred tax liabilities. See Note 13 (Income taxes and deferred income taxes) for additional details.

Intangible asset impairments

The Company performed the annual impairment test on its indefinite-life intangible assets, and for its finite-lived intangible assets, management assessed for asset specific indicators of impairment during the fourth quarter ended May 31, 2025, and based upon a combination of factors including a sustained decline in the Company’s market capitalization stemming from the uncertainty resulting from certain changes in U.S. global economic policy, including slower than anticipated progress in global cannabis legalization and overall declines in the craft beer industry sector, and a change in non-discretionary market inputs in the Company's discount rate, the Company recorded non-cash impairments of $334.2 million related to its finite-lived customer relationships & distribution channel, $186.6 million related to its licenses, permits & applications, which were considered indefinite-lived intangible assets and $327.1 million related to its finite-lived intellectual property, trademarks, knowhow & brands. This impairment charge resulted in a corresponding income tax recovery of $121.4 million, resulting in the corresponding reduction in deferred tax liabilities. In calculating the impairment charge, using an income approach, the Company used a discount rate of 10.00%-14.50%, a terminal growth rate of 2%, and an average revenue growth rate of 5%-30% over 5 years to correlate with the cash flows anticipated with the individual intangible assets that were assessed. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to the impairment recorded.

During the fiscal year ended May 31, 2024, there were no impairments to indefinite-lived intangible assets or finite-lived intangible assets.

Goodwill impairments

During the preceding quarter ended February 28, 2025, based upon a combination of factors including a sustained decline in the Company’s market capitalization stemming from the uncertainty resulting from certain changes in U.S. global economic policy, including slower than anticipated progress in global cannabis legalization and overall declines in the craft beer industry sector, the Company concluded that it is more likely than not, that the fair value of our reporting units were less than their carrying amounts as of February 28, 2025. Accordingly, the Company utilized the income approach, which uses future discounted cash flows, to determine the fair value of each reporting unit. As a result, the Company recorded non-cash impairment charges of $570.0 million of cannabis goodwill, $100.0 million of beverage goodwill, $25.0 million of wellness goodwill and $4.2 million of distribution goodwill for the nine months ended February 28, 2025. In the Company's cannabis goodwill assessment, the Company used a discount rate of 12.00%, a terminal growth rate of 5%, and an average revenue growth rate of 34% over 5 years, based on an 88% and 40% average probability of anticipated EU and U.S. cannabis legalization, respectively and/or changes in drug policy in various countries within the next 5 years. In the Company's beverage goodwill assessment, the Company used a discount rate of 9.25%, a terminal growth rate of 2%, and an average revenue growth rate of 12% over 5 years.  In the Company's wellness goodwill assessment, the Company used a discount rate of 10.50%, a terminal growth rate of 2%, and an average revenue growth rate of 7% over 5 years. In the Company's distribution goodwill assessment, the Company recorded $4,235 of impairments, which brought the remaining distribution goodwill balance to $nil.

The Company then performed the annual impairment test during the fourth quarter ended May 31, 2025, and determined that through a combination of factors including a further decline in the Company's market capitalization, an increase in the discount rate, and changes to the aforementioned probabilities resulting from continued delays in legalization of cannabis within the United States and internationally, culminating in an unfavorable impact on the estimated future cash flows, and ultimately concluded that it is more likely than not, that the fair value of our reporting units were less than their carrying amounts as of May 31, 2025. Accordingly, the Company utilized the income approach, which uses future discounted cash flows, to determine the fair value of each reporting unit. As a result, the Company recorded additional non-cash impairment charges of $500.0 million of cannabis goodwill, $20.8 million of beverage goodwill and $28.2 million of wellness goodwill during the quarter ended May 31, 2025.

In the Company's cannabis goodwill assessment, the Company used a discount rate of 14.50%, a terminal growth rate of 5%, and an average revenue growth rate of 34% over 5 years, based on an 65% and 25% average probability of anticipated EU and U.S. cannabis legalization, respectively and/or changes in drug policy in various countries within the next 5 years. A 1% increase in the discount rate would result in an additional $133.8 million in impairment, a 1% decrease in the terminal growth rate would result in an additional $93.5 million in impairment, a 5% decrease in the average growth rate would result in an additional $23.4 million in impairment, a 5% decrease in the probability of EU cannabis legalization would result in an additional $44.0 million in impairment and a 5% decrease in the probability of US cannabis legalization would result in an additional $17.1 million in impairment. Changes to those probabilities resulting in continued delays in or cessation of legalization of cannabis within the United States and internationally, or adverse regulatory changes to existing legislation, could have an unfavorable impact on the estimated future cash flows, and ultimately, the fair value of the cannabis reporting unit, which may result in a material impairment expense recognized in future reporting periods.

In the Company's beverage goodwill assessment, the Company used a discount rate of 10.00%, a terminal growth rate of 2%, and an average revenue growth rate of 2% over 5 years, which brought the remaining beverage goodwill balance to $nil.

In the Company's wellness goodwill assessment, the Company used a discount rate of 12.25%, a terminal growth rate of 2%, and an average revenue growth rate of 7% over 5 years, which brought the remaining beverage goodwill balance to $nil.

For the fiscal year ended May 31, 2024, the Company recognized $nil impairment expense.

Other than temporary write-down of convertible notes receivable

During the fiscal year ended May 31, 2025, the Company recognized an other-than-temporary change in fair value of convertible notes receivable, which resulted in a non-cash expense of $21.7 million compared to $42.7 million for the prior fiscal year period related to the MedMen Convertible Note. The MedMen Convertible Note was valued based upon the estimated fair value of the collateral assets net of estimated disposal costs and has been reduced to reflect recent developments in restructuring efforts. See Note 11 (Convertible notes receivable), for additional transactions related to the MedMen Convertible Note, which occurred during the fiscal year ended May 31, 2025.

Litigation costs

Litigation costs of $17.3 million were expensed during the fiscal year ended May 31, 2025 compared $8.3 million in the prior fiscal year. Litigation costs include fees and expenses incurred in connection with defending and settling ongoing legacy inherited litigation matters, net of any judgments or settlement recoveries received from third parties. See Note 28 (Commitments and contingencies) for additional details.

Restructuring costs

In connection with the execution of our acquisition strategy and strategic transactions, the Company incurred non-recurring restructuring and exit costs associated with the integration efforts of these transactions. In connection with these efforts, during the fiscal year ended May 31, 2025, the Company incurred $34.3 million of restructuring charges compared to $15.6 million for the prior fiscal year period. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the fiscal period in which the plan is committed.

Within the Cannabis segment, our restructuring costs predominantly related to the HEXO acquisition, which were completed within 24 months from the acquisition, which occurred in June 2023. In the fiscal year ended May 31, 2025, we recognized $10.4 million of expenses related to employee termination severance and benefits and other costs related to the conversion of the HEXO Quebec cultivation facility from cannabis production to produce production, the optimization of our Redecan facilities, and $1.0 million of restructuring charges related to the exiting of the Truss facility following its sale to a third party in the fiscal year ended May 31, 2024. Additionally, the Company recognized $1.1 million of cost associated with the closure and sale of our Avanti facility, which occurred during the fiscal year ended May 31, 2025. The Company also recognized $2.1 million of exit cost in connection with the termination of its contract with its distribution partner in the Quebec adult-use cannabis market and the insourcing of the function. Lastly, the Company recognized $0.8 million of restructuring charges related to our decision to exit the New Zealand medical cannabis market during the fiscal year ended May 31, 2025.

Within the Beverage segment during the fiscal year ended May 31, 2025, the Company recognized $1.6 million of expenses related to employee severance and benefits and $4.2 million of costs associated with the consolidation of production sites through the integration of Craft Acquisition I and the Craft Acquisition II. Additionally, the Company recognized $8.5 million of restructuring charges related to the closure of the Hop Valley production facility, which was accrued, but not yet paid. Lastly, the Company recognized $1.6 million of restructuring charges related to terminating a legacy storage agreement from Craft Acquisition I. We expect to transition to a new storage facility in fiscal year 2026, consistent with our announced cost savings initiatives.

Within the Distribution segment during the fiscal year ended May 31, 2025, the Company recognized $0.5 million of restructuring charges related to the divestiture of its retail pharmacy location in Argentina.

Lastly, for the fiscal year ended May 31, 2025, the Company recognized $2.5 million of costs associated with the investment held in Superhero Acquisition Corp. as a result of MedMen’s ongoing restructuring and liquidation undertakings.

Transaction (income) costs, net

Transaction (income) costs, net, consists of acquisition related income and expenses, including legal fees, financial advisor and other third-party due diligence cost and expenses as well as any transaction related compensation. During the fiscal year ended May 31, 2025, transaction (income) costs, net decreased 71% from the prior fiscal year period as a result of lower transaction costs associated with Craft Acquisition II in the current fiscal year compared to the costs associated with the HEXO, Truss and the Craft Acquisition I in the prior fiscal year.

Non-operating income (expense), net

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Change in fair value of convertible debenture payable	$—	$(19,736)	$(43,651)	$19,736	(100)%	$23,915	(55)%
Change in fair value of warrant liability	2,161	(1,436)	12,438	3,597	(250)%	(13,874)	(112)%
Foreign exchange (loss) gain	9,639	(4,086)	(25,535)	13,725	(336)%	21,449	(84)%
Loss on long-term investments	(5,550)	(217)	(2,190)	(5,333)	2,458%	1,973	(90)%
Other non-operating (losses) gains, net	4,034	(12,367)	(7,971)	16,401	(133)%	(4,396)	55%
Total non-operating income (expense)	$10,284	$(37,842)	$(66,909)	$48,126	(127)%	$29,067	(43)%

For the fiscal year ended May 31, 2025, the Company recognized a change in fair value of its convertible debentures payable of $nil compared to $19.7 million in the prior fiscal year period as the instrument was fully settled upon maturity, and recognized a change in fair value of its warrants, resulting in a gain of $2.2 million compared to a loss of $1.4 million as a result of the change in our share price and the exercise price of the instrument. The Company recognized a gain of $9.6 million resulting from the changes in foreign exchange rates during the period compared to a loss of $4.1 million for the prior fiscal year period. The Company recognized a loss on long-term investments, resulting in a loss of $5.6 million as a result of a change in fair value of certain long-term investments compared to loss of $0.2 million for the prior period. The other non-operating (losses) gains, net were $4.0 million for the fiscal year ended May 31, 2025, which was mainly comprised of a gain of $5.8 million resulting from the exchange transaction of the TLRY 27 Notes, see Note 17 (Convertible debentures payable). The other non-operating (losses) gains, net for the fiscal year ended May 31, 2024 were $12.4 million and were mainly comprised of $2.3 million relating to the downside protection on the share issuance relating to the HTI note, $2.5 million  to settle outstanding notes with non-controlling interest shareholders, $4.6 million related to the decrease in value of equity investee, Cannfections, and $3.1 million of loss on measurement at the lower of carrying amount and the fair value less costs to sell of Broken Coast’s former Duncan facility.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have a standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net loss/net income before income taxes, net interest expense, depreciation and amortization, equity in net loss of equity-method investees, purchase price accounting step-up on inventory, stock-based compensation, inventory valuation adjustments, impairments, other than temporary change in fair value of convertible notes receivable, Project 420 business optimization, loss (gain) on sale of capital assets - non-operating facility, restructuring costs, transaction (income) costs, net, litigation costs net of recoveries, change in fair value of contingent consideration, unrealized currency gains and losses and other adjustments.

We believe that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to our results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation decisions.

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

For the fiscal year ended May 31, 2025, adjusted EBITDA decreased by $5.4 million to $55.0 million compared to $60.5 in the prior fiscal year as we continue to integrate our recent craft beverage acquisitions.

	For the year ended May 31,			Change		Change
Adjusted EBITDA reconciliation:	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net loss	$(2,181,356)	$(222,404)	$(1,443,000)	$(1,958,952)	881%	$1,220,596	(85)%
Income tax (recovery) expense	(121,017)	(26,616)	(7,181)	(94,401)	355%	(19,435)	271%
Interest expense, net	29,952	36,433	13,587	(6,481)	(18)%	22,846	168%
Non-operating income (expense), net	(10,284)	37,842	66,909	(48,126)	(127)%	(29,067)	(43)%
Amortization	133,490	126,913	130,149	6,577	5%	(3,236)	(2)%
Stock-based compensation	24,289	31,769	39,595	(7,480)	(24)%	(7,826)	(20)%
Change in fair value of contingent consideration	—	(15,790)	855	15,790	(100)%	(16,645)	(1,947)%
Impairment of intangible assets and goodwill	2,096,139	—	934,000	2,096,139	NM	(934,000)	(100)%
Other than temporary change in fair value of convertible notes receivable	21,661	42,681	246,330	(21,020)	(49)%	(203,649)	(83)%
Project 420 business optimization	2,600	—	—	2,600	NM	—	NM
Inventory valuation adjustments	—	—	55,000	—	NM	(55,000)	(100)%
Loss (gain) on sale of capital assets - non-operating facility	1,787	(3,987)	—	5,774	(145)%	(3,987)	NM
Purchase price accounting step-up	1,610	12,230	4,482	(10,620)	(87)%	7,748	173%
Facility start-up and closure costs	—	2,100	7,600	(2,100)	(100)%	(5,500)	(72)%
Litigation costs, net of recoveries	17,347	8,251	(505)	9,096	110%	8,756	(1,734)%
Restructuring costs	34,283	15,581	9,245	18,702	120%	6,336	69%
Transaction costs (income), net	4,534	15,462	1,613	(10,928)	(71)%	13,849	859%
Adjusted EBITDA	$55,035	$60,465	$58,679	$(5,430)	(9)%	$1,786	3%

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA adjusts for the following:

•	Non-cash amortization expenses and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	Stock-based compensation expenses, a non-cash expenses and are an important part of our compensation strategy;

•	Non-cash impairment charges, as the charges are not expected to be a recurring business activity;

•	Non-cash inventory valuation adjustments;

•	Non-cash other than temporary write-down of convertible notes receivable, as the charges are not expected to be a recurring business activity;

•	Non-cash foreign exchange gains or losses, which accounts for the effect of both realized and unrealized foreign exchange transactions. Unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities;

•	Non-cash change in fair value of warrant liability;

•	Interest expense, net;

•	Costs incurred to start up new facilities, and to fund emerging market operations;

•	Transaction (income) costs, net, which includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation, which vary significantly by transaction and are excluded to evaluate ongoing operating results;

•	Project 420 business optimization costs;

•	Loss (gain) on sale of capital assets - non-operating facility;

•	Restructuring charges;

•	Litigation costs, net of favorable recoveries and the third party fees associated with defending these claims, includes costs related to legacy and non-operational litigation matters, legal settlements and recoveries;

•	Amortization of purchase accounting fair value step-up in inventory value included in costs of goods sold; and

•	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted gross profit and adjusted gross margin are non-GAAP financial measures and may not be comparable to similar measures presented by other companies.  Adjusted gross profit is our Gross profit, adjusted to exclude purchase price accounting valuation step-up and adjusted gross margin is our Gross margin, adjusted to exclude purchase price accounting valuation step-up. Both are non-GAAP financial measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.  We do not consider adjusted gross profit and adjusted gross margin percentage in isolation or as an alternative to financial measures determined in accordance with GAAP.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A detailed discussion of our significant accounting policies can be found in Part II, Item 8, Note 3, “Summary of Significant Accounting Policies”, and the impact and risks associated with our accounting policies are discussed throughout this Form 10‑K and in the Notes to the Consolidated Financial Statements. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) revenue recognition, (ii) valuation of inventory (iii) impairment of goodwill and indefinite-lived intangible assets, (iv) business combinations and goodwill, and (v) convertible debentures. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. Actual results could differ materially from these estimates.

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

We use judgement in applying the acquisition method of accounting for business combinations and estimates to value contingent consideration, identifiable assets and liabilities assumed at the acquisition date. Estimates are used to determine cash flow projections, including the period of future benefit, and future growth and discount rates, among other factors. The values allocated to the acquired assets and liabilities assumed affect the amount of goodwill recorded on acquisition. Fair value of assets acquired and liabilities assumed are typically estimated using an income approach, which is based on the present value of future discounted cash flows. Significant estimates in the discounted cash flow model include the discount rate, rate of future revenue growth and profitability of the acquired business and working capital effects. The discount rate considers the relevant risk associated with the business-specific characteristics and the uncertainty related to the ability to achieve projected cash flows. These estimates and the resulting valuations require significant judgment. Management engages third party experts to assist in the valuation of material acquisitions.

(v)	Convertible debentures

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

New Standards and Interpretations Applicable Effective June 1, 2024

Refer to Part II, Item 8, Note 3, Significant Accounting Policies, of this Form 10-K for additional information on changes in accounting policies. During the fiscal year ended May 31, 2025, the Company adopted ASU 2023-07: Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, See Note 30 (Segments).

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

On May 17, 2024, the Company entered into an equity distribution agreement with TD Securities (USA) LLC and Jefferies LLC in connection with an aggregate offering value of up to $250 million through an at-the-market equity program (“ATM Program”). During the fiscal year ended May 31, 2025, the Company issued 135,938,741 shares under the ATM Program generating gross proceeds of $163.4 million. The Company paid $2.2 million in commissions and other fees associated with these issuances generating net proceeds of $161.2 million. The Company intends to use the net proceeds from the ATM Program to fund strategic and accretive acquisitions or investments in businesses and capital expenditures for acquired businesses, including potential acquisitions of assets in the U.S. and internationally in order to capitalize on expected regulatory advancements or expansion opportunities. As of May 31, 2025, $74.7 million of gross proceeds remain available through the ATM program. See Note 31 (Subsequent events), for additional transactions.

Additionally, we are committed to optimizing our capital structure and enhancing financial flexibility as we intend to continue to opportunistically purchase or exchange equity for the TLRY 27 Notes prior to their underlying maturity date in June 2027, subject to market conditions. See Note 31 (Subsequent events), for additional transactions.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the year ended May 31,			Change		Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net cash provided by (used in) operating activities	$(94,599)	$(30,905)	$7,906	$(63,694)	206%	$(38,811)	(491)%
Net cash provided by (used in) investing activities	(46,718)	128,349	(285,111)	(175,067)	(136)%	413,460	(145)%
Net cash (used in) provided by financing activities	133,506	(75,187)	70,158	208,693	(278)%	(145,345)	(207)%
Effect on cash of foreign currency translation	1,137	(549)	(2,230)	1,686	(307)%	1,681	(75)%
Cash and cash equivalents, beginning of period	228,340	206,632	415,909	21,708	11%	(209,277)	(50)%
Cash and cash equivalents, end of period	$221,666	$228,340	$206,632	$(6,674)	(3)%	$21,708	11%
Marketable securities	34,697	32,182	241,897	2,515	8%	(209,715)	(87)%
Cash and marketable securities(1)	$256,363	$260,522	$448,529	$(4,159)	(2)%	$(188,007)	(42)%

(1)

The cash and marketable securities presentation of our cash flows is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Cash and Marketable Securities” above for a discussion of these Non-GAAP Measures.

Cash flows from operating activities

Net cash used in operating activities was ($94.6) million for the fiscal year ended May 31, 2025, compared to ($30.9) million for the prior fiscal year period, resulting from the additional working capital requirements in our beverage segment as we continued to scale and integrate our operations, including the Craft Acquisition II, which we completed in September 2024.

Cash flows from investing activities

Net cash used in investing activities was ($46.7) million for the fiscal year ended May 31, 2025 compared to net cash provided by investing activities of $128.3 million for the prior fiscal year period, resulting from the purchase of marketable securities in the current fiscal year compared to the sale of marketable securities in the prior period, and the differences in cash paid for the Craft Acquisition II in the current fiscal year compared to HEXO, Truss and Craft Acquisition I in the prior fiscal year period.

Cash flows from financing activities

Net cash provided by financing activities was $133.5 million for the fiscal year ended May 31, 2025 compared to net cash used in financing activities of ($75.2) million for the prior fiscal year period. In the current period, cash was provided by funds from the ATM Program that did not occur in the prior period. In the prior fiscal year period ended May 31, 2024, the Company received proceeds of $21.6 million for the overallotment issuance of the TLRY 27 Notes and proceeds from the delayed draw on the ABC credit facility, offset by the $107.3 million repayment of the TLRY 23 Notes and the APHA 24 Notes.

Cash resources and working capital requirements

The Company constantly monitors and manages its cash flows to assess the liquidity necessary to fund operations. As of May 31, 2025, the Company maintained $256.4 million of cash and cash equivalents on hand and marketable securities, compared to $260.5 million in cash and cash equivalents as of May 31, 2024.

Working capital provides funds for the Company to meet its operational and capital requirements. As of May 31, 2025, the Company maintained working capital of $408.3 million. We historically financed our operations through the issuance of common stock, sale of convertible notes and revenue generating activities. While we believe we have sufficient cash to meet existing working capital requirements in the short term, we may need additional sources of capital and/or financing to meet our U.S. growth ambitions, expansion of our international operations and other strategic transactions.

Contractual obligations

We lease various facilities, under non-cancelable operating leases, which expire on various dates through September 2040:

	Operating	Finance
	leases	leases
2026	$7,171	$4,515
2027	6,840	4,515
2028	5,786	4,515
2029	2,846	4,368
Thereafter	10,948	66,570
Total minimum lease payments	$33,591	$84,483
Imputed interest	(7,580)	(38,628)
Obligations recognized	$26,011	$45,855

Purchase and other commitments

The Company has payments on long-term debt, refer to Note 16 (Long-term debt), convertible notes, refer to Note 17 (Convertible debentures payable), material purchase commitments and construction commitments as follows:

	Total	2026	2027	2028	2029	Thereafter
Long-term debt repayment	$164,124	14,767	18,243	97,828	3,489	29,797
Convertible debentures payable	105,000	—	—	105,000	—	—
Material purchase obligations	78,181	48,135	30,046	—	—	—
Construction commitments	528	528	—	—	—	—
Total	$347,833	$63,430	$48,289	$202,828	$3,489	$29,797

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

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure as of May 31, 2025 is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

(b)	Liquidity risk

As of May 31, 2025, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which are due in June of 2027.

The Company maintains debt service charge and leverage covenants on certain loans secured by its Aphria Diamond facilities and ABC Group that are measured quarterly. The Company believes that it has sufficient operating room with respect to its financial covenants for the next fiscal year and does not anticipate being in breach of any of its financial covenants.

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position as of May 31, 2025, management regards liquidity risk to be low.

(c)	Currency rate risk

As of May 31, 2025, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. As of the date of this Form 10-K, the Company does not use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

(d)	Interest rate risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s outstanding debt. The Company manages interest rate risk by restricting the type of investments and varying the terms of maturity and issuers of marketable securities. Varying the terms to maturity reduces the sensitivity of the portfolio to the impact of interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Financial Position as of May 31, 2025 and 2024	69

Consolidated Statements of Loss and Comprehensive Loss for the Years ended May 31, 2025, 2024, and 2023	70

Consolidated Statements of Changes in Equity for the Years ended May 31, 2025, 2024, and 2023	71

Consolidated Statements of Cash Flows for the Years ended May 31, 2025, 2024, and 2023	72

Notes to Consolidated Financial Statements	73

Report of Independent Registered Public Accounting Firm PCAOB ID 271	114

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

Tilray Brands, Inc.

Consolidated Statements of Financial Position

(In thousands of U.S. dollars)

	May 31,	May 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$221,666	$228,340
Marketable securities	34,697	32,182
Accounts receivable, net	121,489	101,695
Inventory	270,882	252,087
Prepaids and other current assets	34,092	31,332
Assets held for sale	5,800	32,074
Total current assets	688,626	677,710
Capital assets	568,433	558,247
Operating lease, right-of-use assets	22,279	16,101
Intangible assets	21,423	915,469
Goodwill	752,350	2,008,884
Long-term investments	10,132	7,859
Convertible notes receivable	—	32,000
Other assets	11,084	5,395
Total assets	$2,074,327	$4,221,665
Liabilities
Current liabilities
Bank indebtedness	$7,181	$18,033
Accounts payable and accrued liabilities	235,322	241,957
Contingent consideration	15,000	15,000
Warrant liability	1,092	3,253
Current portion of lease liabilities	6,941	5,091
Current portion of long-term debt	14,767	15,506
Current portion of convertible debentures payable	—	330
Total current liabilities	280,303	299,170
Long - term liabilities
Lease liabilities	64,925	60,422
Long-term debt	148,493	158,352
Convertible debentures payable	86,428	129,583
Deferred tax liabilities, net	3,748	130,870
Other liabilities	855	90
Total liabilities	584,752	778,487
Commitments and contingencies (refer to Note 28)
Stockholders' equity
Common stock ($0.0001 par value; 1,416,000,000 common shares authorized; 1,060,678,745 and 831,925,373 common shares issued and outstanding, respectively)	106	83
Treasury Stock (2,004,218 and nil treasury shares issued and outstanding, respectively)	—	—
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Additional paid-in capital	6,401,657	6,146,810
Accumulated other comprehensive loss	(43,063)	(43,499)
Accumulated Deficit	(4,847,226)	(2,660,488)
Total Tilray Brands, Inc. stockholders' equity	1,511,474	3,442,906
Non-controlling interests	(21,899)	272
Total stockholders' equity	1,489,575	3,443,178
Total liabilities and stockholders' equity	$2,074,327	$4,221,665

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands of U.S. dollars, except share and per share amounts)

	For the year ended May 31,
	2025	2024	2023
Net revenue	$821,309	$788,942	$627,124
Cost of goods sold	580,739	565,591	480,164
Gross profit	240,570	223,351	146,960
Operating expenses:
General and administrative	167,324	167,358	165,159
Selling	56,039	37,233	34,840
Amortization	88,616	84,752	93,489
Marketing and promotion	37,048	41,933	30,937
Research and development	284	635	682
Change in fair value of contingent consideration	—	(15,790)	855
Impairment of intangible assets and goodwill	2,096,139	—	934,000
Other than temporary change in fair value of convertible notes receivable	21,661	42,681	246,330
Litigation costs, net of recoveries	17,347	8,251	(505)
Restructuring costs	34,283	15,581	9,245
Transaction costs (income), net	4,534	15,462	1,613
Total operating expenses	2,523,275	398,096	1,516,645
Operating loss	(2,282,705)	(174,745)	(1,369,685)
Interest expense, net	(29,952)	(36,433)	(13,587)
Non-operating income (expense), net	10,284	(37,842)	(66,909)
Loss before income taxes	(2,302,373)	(249,020)	(1,450,181)
Income tax (recovery) expense	(121,017)	(26,616)	(7,181)
Net loss	$(2,181,356)	$(222,404)	$(1,443,000)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(2,186,738)	(244,981)	(1,452,656)
Non-controlling interests	5,382	22,577	9,656
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	430	3,121	(83,533)
Unrealized gain (loss) on convertible notes receivable	—	—	75,177
Total other comprehensive gain (loss), net of tax	430	3,121	(8,356)
Comprehensive loss	$(2,180,926)	$(219,283)	$(1,451,356)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(2,186,302)	(241,870)	(1,478,502)
Non-controlling interests	5,376	22,587	27,146
Weighted average number of common shares - basic	890,326,017	742,649,477	617,982,589
Weighted average number of common shares - diluted	890,326,017	742,649,477	617,982,589
Net loss per share - basic	$(2.46)	$(0.33)	$(2.35)
Net loss per share - diluted	$(2.46)	$(0.33)	$(2.35)

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars, except share amounts)

					Accumulated
	Number of		Number of	Additional	other		Non-
	common	Common	treasury	paid-in	comprehensive	Accumulated	controlling
	shares	stock	shares	capital	loss	Deficit	interests	Total
Balance at May 31, 2022	532,674,887	$53	$—	$5,382,367	$(20,764)	$(962,851)	$42,561	$4,441,366
Share issuance -Montauk Acquisition	1,708,521	—	—	6,422	—	—	—	6,422
Share issuance - equity financing	32,481,149	3	—	129,590	—	—	—	129,593
Share issuance- purchase of HEXO convertible note receivable	33,314,412	3	—	107,269	—	—	—	107,272
HTI Convertible Note - conversion feature	—	—	—	9,055	—	—	—	9,055
Share issuance - Double Diamond Holdings note	16,114,406	3	—	60,062	—	—	(47,598)	12,467
Share issuance - options exercised	7,960	—	—	—	—	—	—	—
Share issuance - RSUs exercised	1,854,120	—	—	—	—	—	—	—
Share issuance - convertible notes share lending agreement	38,500,000	4	—	26,157	—	—	—	26,161
Equity component related to issuance of convertible debt, net of issuance costs	—	—	—	18,415	—	—	—	18,415
Shares effectively repurchased for employee withholding tax	—	—	—	(1,189)	—	—	—	(1,189)
Stock-based compensation	—	—	—	39,595	—	—	—	39,595
Dividends declared to non-controlling interests	—	—	—	—	—	—	(7,858)	(7,858)
Comprehensive income (loss) for the year	—	—	—	—	(25,846)	(1,452,656)	27,146	(1,451,356)
Balance at year ended May 31, 2023	656,655,455	66	—	5,777,743	(46,610)	(2,415,507)	14,251	3,329,943
Share issuance - HEXO acquisition	39,705,962	4	—	65,158	—	—	—	65,162
Share issuance - settlement of contractual change of control severance incurred from HEXO acquisition	865,426	—	—	1,500	—	—	—	1,500
Share issuance - Double Diamond Holdings dividend settlement	24,780,994	2	—	47,702	—	—	(26,217)	21,487
Share issuance - HTI convertible note	18,181,157	2	—	52,311	—	—	—	52,313
Shares effectively repurchased for employee withholding tax	—	—	—	(4,860)	—	—	—	(4,860)
Equity component related to issuance of convertible debt, net of issuance costs	—	—	—	3,953	—	—	—	3,953
Share issuance - Settlement of litigation claims from MediPharm Labs Inc	1,573,152	—	—	3,477	—	—	—	3,477
Share issuance - Repurchase of TLRY 23 convertible note	7,000,000	1	—	20,457	—	—	—	20,458
Share issuance - Settlement of equity component of TLRY 23 convertible note	—	—	—	(1,672)	—	—	—	(1,672)
Share issuance - Repurchase of APHA 24 convertible note	73,484,147	8	—	140,653	—	—	—	140,661
Share issuance - At-the-Market (“ATM”) program	5,327,843	—	—	8,619	—	—	—	8,619
Share issuance - options exercised	4,291	—	—	—	—	—	—	—
Share issuance - RSUs exercised	4,346,946	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	31,769	—	—	—	31,769
Dividends declared to non-controlling interests	—	—	—	—	—	—	(10,349)	(10,349)
Comprehensive income (loss) for the period	—	—	—	—	3,111	(244,981)	22,587	(219,283)
Balance at year ended May 31, 2024	831,925,373	83	—	6,146,810	(43,499)	(2,660,488)	272	3,443,178
Share issuance - At-the-Market (“ATM”) program	135,938,741	14	5,807,374	161,174	—	—	—	161,188
Share issuance - Repurchase of TLRY 27 convertible note	71,755,054	7	(7,811,592)	67,251	—	—	—	67,258
Share issuance - Settlement of TLRY 27 convertible note	—	—	—	(19,028)	—	—	—	(19,028)
Share issuance - Double Diamond Holdings dividend settlement	13,217,588	1	—	23,823	—	—	(25,368)	(1,544)
Share issuance - RSUs exercised	7,826,513	1	—	(1)	—	—	—	—
Share issuance - options exercised	15,476	—	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	(2,661)	—	—	—	(2,661)
Stock-based compensation	—	—	—	24,289	—	—	—	24,289
Disposal of SH Acquisition non-controlling interests	—	—	—	—	—	—	(2,179)	(2,179)
Comprehensive income (loss) for the period	—	—	—	—	436	(2,186,738)	5,376	(2,180,926)
Balance at year ended May 31, 2025	1,060,678,745	$106	(2,004,218)	$6,401,657	$(43,063)	$(4,847,226)	$(21,899)	$1,489,575

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars, except share amounts)

	For the year ended May 31,
	2025	2024	2023
Cash provided by (used in) operating activities:
Net loss	$(2,181,356)	$(222,404)	$(1,443,000)
Adjustments for:
Deferred income tax recovery	(121,017)	(38,872)	(31,953)
Unrealized foreign exchange (gain) loss	(18,218)	3,756	17,768
Amortization	133,490	126,913	130,149
Loss (gain) on sale of capital assets	928	(4,198)	(48)
Accretion of convertible debt discount	10,863	14,459	3,848
Inventory valuation write down	—	—	55,000
Impairment of intangible assets and goodwill	2,096,139	—	934,001
Other than temporary change in fair value of convertible notes receivable	21,661	42,681	246,330
Other non-cash items	(2,203)	13,626	11,406
Stock-based compensation	24,289	31,769	39,595
Loss on long-term investments & equity investments	5,550	4,855	2,190
(Gain) loss on derivative instruments	(2,161)	21,172	27,365
Change in fair value of contingent consideration	—	(15,790)	855
Change in non-cash working capital:
Accounts receivable	(17,801)	(6,575)	4,168
Prepaids and other current assets	(8,264)	13,069	3,122
Inventory	(13,561)	(15,578)	(12,934)
Accounts payable and accrued liabilities	(22,938)	212	20,044
Net cash provided by (used in) operating activities	(94,599)	(30,905)	7,906
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(32,917)	(29,249)	(20,800)
Proceeds from disposal of capital and intangible assets	6,824	8,509	4,304
Disposal (purchase) of marketable securities, net	(2,515)	209,715	(241,897)
Business acquisitions, net of cash acquired	(18,110)	(60,626)	(26,718)
Net cash provided by (used in) investing activities	(46,718)	128,349	(285,111)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	161,188	8,619	129,593
Shares effectively repurchased for employee withholding tax	—	—	(1,189)
Proceeds from long-term debt	3,450	32,621	1,288
Repayment of long-term debt	(15,506)	(22,402)	(21,336)
Proceeds from convertible debt	—	21,553	145,052
Repayment of convertible debt	(330)	(107,330)	(187,394)
Repayment of lease liabilities	(2,900)	(2,900)	(1,114)
Net increase (decrease) in bank indebtedness	(10,852)	(5,348)	5,258
Dividend paid to NCI	(1,544)	—	—
Net cash provided by (used in) financing activities	133,506	(75,187)	70,158
Effect of foreign exchange on cash and cash equivalents	1,137	(549)	(2,230)
Net decrease in cash and cash equivalents	(6,674)	21,708	(209,277)
Cash and cash equivalents, beginning of year	228,340	206,632	415,909
Cash and cash equivalents, end of year	$221,666	$228,340	$206,632

The accompanying notes are an integral part of these consolidated financial statements

Tilray Brands, Inc.

Notes to the Consolidated Financial Statements

(In thousands of U.S. dollars, except share and per share amounts)

1.	Description of business

Tilray Brands, Inc., and its wholly owned subsidiaries (collectively “Tilray”, the “Company”, “we”, or “us”) is a leading global lifestyle consumer products company headquartered in Leamington, Ontario, Canada, and New York, New York with operations in Canada, the United States, Europe, Australia, and Latin America. Tilray’s mission is to be the trusted partner for its patients and consumers by providing them with a cultivated experience and health and wellbeing through high-quality, differentiated brands and innovative products. A pioneer in cannabis research, cultivation and distribution, Tilray’s production platform supports over 20 brands in over 20 countries, including beverages, comprehensive cannabis offerings, and hemp-based foods.

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

Marketable Securities

We classify term deposits and other investments that have maturities of greater than three months but less than one year as marketable securities. The fair value of marketable securities is based on quoted market prices for publicly traded securities. Marketable securities are carried at fair value with changes in fair value recorded in the consolidated statement of net loss and comprehensive loss within the line “Non-operating income (expense), net”.

Accounts receivable

The Company maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in its accounts receivable portfolio as of the reporting dates based on the projection of expected credit losses. The Company applies the aging method to estimate the allowance for expected credit losses. The aging method is applied to accounts receivable at the business unit level to reflect shared risk characteristics, such as receivable type, customer type and geographical location. The aging method assigns accounts receivable to a level of delinquency and applies loss rates to each class based on historical loss experience. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the current classes and the expected future loss. This assessment incorporates all available information relevant to considering the collectability of its current classes, including considering economic and business conditions, default trends, changes in its class composition, among other internal and external factors. The expected credit loss estimates are adjusted for current conditions and reasonable supportable forecasts.

As part of the Company’s analysis of expected credit losses, it may analyze contracts on an individual basis in situations where such accounts receivables exhibit unique risk characteristics and are not expected to experience similar losses to the rest of their class.

Inventory

Inventory is valued at the lower of cost and net realizable value, and determined by using the weighted average cost. All direct and indirect costs related to inventory are capitalized as they are incurred, and they are subsequently recorded in cost of goods sold on the consolidated statements of loss and comprehensive loss at the time inventory is sold. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and records write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s consolidated statements of financial position, statements of loss and comprehensive loss and statements of cash flows.

Capital assets

Capital assets are recorded at cost and amortized on a straight-line basis over the estimated useful lives or lease term, whichever is shorter. The Company’s capital assets are reviewed when impairment indicators are present by analyzing the underlying cash flow projections. Maintenance and repairs are charged to expenses as incurred. The Company uses the following ranges of asset lives:

Asset type	Depreciation method	Depreciation term (estimated useful life)
Production facility	Straight-line	20 – 30 years
Equipment	Straight-line	3 – 25 years
Leasehold improvements	Straight-line	Lesser of estimated useful life or lease term
Finance lease right-of-use assets	Straight-line	Lesser of the lease term and the useful life of the leased asset

Assets held for sale

We classify capital assets that are available for immediate sale in their present condition, which the Company has approved the action or plan to sell, and the sale is probable within one year, as assets held for sale. As of  May 31, 2025, the Company reported $5,800 in assets held for sale related to the Fort Collins facility, see Note 6 (Capital assets). Assets held for sale are measured at the lower of carrying amount and the fair value less costs to sell, and are no longer depreciated. Disposition of assets held for sale are recorded in the consolidated statement of net loss and comprehensive loss.

When there are changes in circumstances that were previously considered unlikely to occur, and it is decided not to proceed with a sale, an asset that was previously classified as assets held for sale is reclassified as held and used. The asset is then remeasured at the lower of its carrying amount before being classified as held for sale less the amortization that would have occurred and the fair value on the date the decision not to proceed with a sale was made. Changes in the carrying amount are recorded in the consolidated statement of net loss and comprehensive loss.

During the year ended May 31, 2025, due to a change in circumstance in the Company's intention to sell our Quebec cultivation facility, the asset was subsequently reclassified as capital assets as the Company has made alternative plans for its utilization. The asset was then remeasured at the lower of its carrying amount before being classified as held for sale less the amortization that would have occurred and the fair value on the date the decision not to proceed with a sale was made. Changes in the carrying amount were recorded in the consolidated statement of net loss and comprehensive loss as amortization in cost of goods sold.

Intangible assets

Intangible assets are recorded at cost and amortized on a straight-line basis over the estimated useful lives. The Company uses the following ranges of asset lives:

Asset type	Amortization term
Customer relationships & distribution channel	14 – 16 years
Licences, permits & applications	12 months – indefinite
Intellectual property, trademarks & brands	15 months – 25 years
Non-compete agreements	Over term of non-compete
Know how	5 years

During the year ended May 31, 2025, the Company began capitalizing multi-year sports sponsorships rights as a result of the recent Craft Acquisition I and Craft Acquisition II transactions where these rights were acquired. Multi-year sports sponsorships rights are capitalized in Licenses, permits & applications and are amortized over the life of the contract.

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

Impairment of goodwill and indefinite-lived intangible assets

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We operate in four operating segments, which are our reporting units, and goodwill is allocated at the operating segment level. The Company reviews goodwill and indefinite-lived intangible assets annually for impairment in the fourth quarter, or more frequently, if events or circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Long-term investments

Investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence are classified as an equity investment and accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of an individual equity investment is less than its carrying value. Changes in value are recorded in the consolidated statement of net loss and comprehensive loss, within the line, “Non-operating income (expense), net”.

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

Warrants

Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815 Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value are recognized as a component of the change in fair value of the warrant liability in the consolidated statements of loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are immediately expensed in the statements of loss and comprehensive loss. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

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

General and administrative

General and administrative expenses are comprised primarily of (i) personnel related costs such as salaries, benefits, annual employee bonus expense and stock-based compensation costs; (ii) legal, accounting, consulting and other professional fees; and (iii) corporate insurance and other facilities costs associated with our corporate and administrative locations.

Selling

Selling expenses are comprised of direct selling costs which primarily consist of (i) commissions paid to our third-party workforce, (ii) patient acquisition and maintenance fees, (iii) Health Canada’s cannabis fees and (iv) outbound freight.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) attributable to stockholders of Tilray Brands, Inc. by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing reported net income (loss) attributable to stockholders of Tilray Brands, Inc. by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options, warrants, and RSUs and the incremental shares issuable upon conversion of the convertible debentures and similar instruments. Shares of common stock outstanding under the share lending arrangement entered into in conjunction with the TLRY 27 Notes, see Note 17 (Convertible debentures payable) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required to refund any dividends paid on the shares lent under the share lending arrangement.

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the fiscal years ended   May 31, 2025 and   May 31, 2024, the dilutive potential common share equivalents outstanding consisted of the following: 21,323,582 and 20,167,017 common shares from RSUs, 3,031,385 and 4,425,383 common shares from share options, 6,209,000 and 6,209,000 common shares for warrants and 39,548,019 and 65,001,591 common shares for convertible debentures, respectively.

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

The reporting unit’s fair value is determined using discounted future cash flow models, which incorporate assumptions regarding future events, specifically future cash flows, growth rates, probability of anticipated EU and U.S. cannabis regulatory changes and discount rates.

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

New accounting pronouncements not yet adopted

In  August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combination - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement (“ASU 2023-05”), which is intended to address the accounting for contributions made to a joint venture. ASU 2023-05 is effective for the Company beginning  June 1, 2026. This update will be applied prospectively and the Company is currently evaluating the effect of adopting this ASU.

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

New accounting pronouncements recently adopted

In  November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Refer to Note 30 for the incremental disclosures required under ASU 2023-07.

4.	Inventory

Inventory is comprised of:

	May 31,	May 31,
	2025	2024
Beverage inventory	$63,965	$52,831
Plants	24,045	13,828
Dried cannabis	103,507	108,721
Cannabis derivatives	7,877	4,504
Cannabis vapes	1,860	4,132
Packaging and other inventory items	15,366	22,115
Distribution inventory	38,735	35,645
Wellness inventory	15,527	10,311
Total	$270,882	$252,087

Included in cost of goods sold for the fiscal year ended May 31, 2025 are $1,610 of fair value step up adjustments under purchase accounting (PPA) for beverage inventory sold during the course of the fiscal year, and during the fiscal year ended   May 31, 2024, included in costs of goods sold was $4,602 and $7,628 of fair value step up adjustments under purchase accounting (PPA) for beverage and cannabis inventory sold in the fiscal year, respectively.

5.	Related party transactions

In the normal course of business, the Company enters into related party transactions with certain entities under common control and joint ventures as detailed below.

RIKI Ventures, LLC

The Company entered into a strategic partnership on December 12, 2022 with RIKI Ventures, LLC. in which the Company had a joint venture arrangement with a 50% ownership and voting interest. This venture was held by our craft beverage company Breckenridge. During the fiscal year ended May 31, 2025, there were no transactions with this entity and the Company dissolved its membership interest in RIKI Ventures, LLC.

6.	Capital assets

Capital assets consisted of the following:

	May 31,	May 31,
	2025	2024
Land	$44,529	$45,577
Production facility	407,650	369,630
Equipment	280,585	258,532
Leasehold improvement	20,415	19,377
Finance lease, right-of-use assets	40,308	43,993
Construction in progress	11,241	10,713
	$804,728	$747,822
Less: accumulated amortization	(236,295)	(189,575)
Total	$568,433	$558,247

The Company performs ongoing impairment assessments whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. During the fiscal years ended May 31, 2025 and May 31, 2024, after completing an assessment for indicators of impairment, it was determined that the asset groups were recoverable and as a result there were $nil impairments during the respective fiscal years.

Assets held for sale consisted of the following:

	May 31,	May 31,
	2025	2024
Land	$—	$954
Production facilities	5,800	24,682
Equipment	—	6,438
	$5,800	$32,074

During the fiscal year ended  May 31, 2024, the Company classified $32,074 of the following assets from its Cannabis reporting segment as assets held for sale, including its Quebec cultivation facility, the Fort Collins, CO partially vacant warehouse facility, and the Broken Coast former cultivation facility located in Duncan, B.C. Following an assessment of facility capacity utilization, it was determined that these facilities would be exited and held for sale.

During the fiscal year ended May 31, 2025, the Company sold the former Broken Coast cultivation facility. Additionally, due to a change in circumstance in the Company's intention to sell our Quebec cultivation facility, the asset was subsequently reclassified as capital assets as the Company has made alternative plans for its utilization. The asset was then remeasured at the lower of its carrying amount before being classified as held for sale less the amortization that would have occurred and the fair value on the date the decision not to proceed with a sale was made. Changes in the carrying amount were recorded in the consolidated statement of net loss and comprehensive loss as amortization in cost of goods sold.

As of  May 31, 2025, the Fort Collins, CO partially vacant warehouse facility is classified as held for sale.

7.	Leases

The Company has operating leases for facilities, office spaces, production equipment and vehicles.

Leases have varying terms with remaining lease terms of up to approximately 20 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		May 31,	May 31,
	Classification on Balance Sheet	2025	2024
Assets
Finance lease, right-of-use assets	Capital assets	$40,308	$43,993
Operating lease, right-of-use assets	Operating lease, right-of-use assets	22,279	16,101
Total right-of-use asset		$62,587	$60,094
Liabilities
Current:
Current portion of finance lease liabilities	Current portion of lease liabilities	$1,560	$1,092
Current portion of operating lease liabilities	Current portion of lease liabilities	5,381	3,999
Non-current:
Finance lease liabilities	Lease liabilities	44,295	43,948
Operating lease liabilities	Lease liabilities	20,630	16,474
Total lease liabilities		$71,866	$65,513

For the fiscal year ended May 31, 2025, the Company had $3,453 of operating lease expenses, which included an offset of $761 for sublease income. For the fiscal year ended May 31, 2024, the Company had $4,582 of operating lease expenses, which included an offset of $738 for sublease income.

The following table presents the future undiscounted payments associated with lease liabilities as of May 31, 2025:

	Operating	Finance
	leases	leases
2026	$7,171	$4,515
2027	6,840	4,515
2028	5,786	4,515
2029	2,846	4,368
Thereafter	10,948	66,570
Total minimum lease payments	$33,591	$84,483
Imputed interest	(7,580)	(38,628)
Obligations recognized	$26,011	$45,855

8.	Intangible assets

Intangible assets are comprised of the following:

	Customer relationships & distribution channel	Licenses, permits & applications	Non-compete agreements	Intellectual property, trademarks, knowhow & brands	May 31,
					2025
Cost	$610,240	$387,238	$12,449	$618,514	$1,628,441
Accumulated amortization	(166,032)	(9,693)	(12,449)	(155,084)	(343,258)
Accumulated impairment losses	(444,208)	(367,022)	—	(452,530)	(1,263,760)
Total	$—	$10,523	$—	$10,900	$21,423

	Customer relationships & distribution channel	Licenses, permits & applications	Non-compete agreements	Intellectual property, trademarks, knowhow & brands	May 31,
					2024
Cost	$603,939	$368,057	$12,403	$608,672	$1,593,071
Accumulated amortization	(131,402)	(7,525)	(12,403)	(110,428)	(261,758)
Accumulated impairment losses	(110,000)	(180,373)	—	(125,471)	(415,844)
Total	$362,537	$180,159	$—	$372,773	$915,469

The Company performed the annual impairment test on its indefinite-life intangible assets, and for its finite-lived intangible assets, management assessed for asset specific indicators of impairment during the fourth quarter ended May 31, 2025, and based upon a combination of factors including a sustained decline in the Company’s market capitalization stemming from the uncertainty resulting from certain changes in U.S. global economic policy, including slower than anticipated progress in global cannabis legalization and overall declines in the craft beer industry sector, and a change in non-discretionary market inputs in the Company's discount rate, the Company recorded non-cash impairments of $334,207 related to its finite-lived customer relationships & distribution channel, $186,649 related to its licenses, permits & applications, which were considered indefinite-lived intangible assets and $327,059 related to its finite-lived intellectual property, trademarks, knowhow & brands. This impairment charge resulted in a corresponding income tax recovery of $121,436, resulting in the corresponding reduction in deferred tax liabilities. In calculating the impairment charge, using an income approach, the Company used a discount rate of 10.00%-14.50%, a terminal growth rate of 2%, and an average revenue growth rate of 5%-30% over 5 years to correlate with the cash flows anticipated with the individual intangible assets that were assessed. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to the impairment recorded.

During the fiscal year ended May 31, 2024, there were no impairments to indefinite-lived intangible assets.

For the fiscal year ended  May 31, 2023, the Company recorded non-cash impairments of $110,000 related to its customer relationships & distribution channel, $55,000 related to its licenses, permits & applications, which were considered indefinite-lived intangible assets and $40,000 related to its intellectual property, trademarks, knowhow & brands as a result of the decline in market share in its Canadian cannabis business with certain product lines and customers. In calculating the 2023 impairment amount, using an income approach, the Company used a discount rate of 13.50%, a terminal growth rate of 2%-5%, and an average revenue growth rate of 0%-40% over 5 years to correlate with the cash flows anticipated with the individual intangible assets that were assessed.

As of May 31, 2025, included in licenses, permits & applications are multi-period sponsorship rights of $15,047 and $nil of indefinite-lived intangible assets compared to $nil and $182,851 as of  May 31, 2024, respectively. See Note 3 (Significant accounting policies) for additional details.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Amortization
2026	$13,023
2027	2,100
2028	2,100
2029	2,100
2030	2,100
Total	$21,423

9.	Business Acquisitions

Acquisition of Craft Beverage Business Portfolio

On  September 29, 2023, Tilray acquired a portfolio of craft brands, assets and businesses comprising eight beer and beverage brands from Anheuser-Busch Companies, LLC, ("AB") including breweries and brewpubs associated with them (the “Craft Acquisition I”). The acquired businesses/brands include Shock Top, Breckenridge Brewery, Blue Point Brewing Company, 10 Barrel Brewing Company, Redhook Brewery, Widmer Brothers Brewing, Square Mile Cider Company, and HiBall Energy. The Company paid a total purchase price equivalent of $ 83,658 in cash, net of a working capital adjustment at closing of $1,342.

The table below summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

Amount
Consideration
Cash consideration	$83,658
Net assets acquired
Current assets
Cash and cash equivalents	77
Inventory	20,993
Prepaids and other current assets	573
Long-term assets
Capital assets	82,913
Finance lease, right-of-use assets	42,497
Operating lease, right-of-use assets	7,677
Other assets	108
Total assets	154,838
Current liabilities
Accounts payable and accrued liabilities	18,006
Current portion of finance lease liabilities	1,031
Current portion of operating lease liabilities	1,408
Long - term liabilities
Finance lease liabilities	44,465
Operating lease liabilities	6,270
Total liabilities	71,180
Total net assets acquired	$83,658

In the event that Craft Acquisition I had occurred on  June 1, 2023, the Company would have had, on an unaudited proforma basis, additional revenue of approximately $nil for the fiscal year ended May 31, 2025, and $55,000 for the fiscal year ended May 31, 2024, and its net loss and comprehensive net loss would have increased by approximately $nil for the fiscal year ended May 31, 2025, and $5,000 for the fiscal year ended May 31, 2024. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of Craft Acquisition I.

Acquisition of Craft Beverage Business Portfolio II

Effective  September 1, 2024, the Company acquired four craft beer brands and breweries from Molson Coors Beverage Company (“Molson”) including Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing (the “Craft Acquisition II”). The purpose of the acquisition was to continue broadening Tilray's beverage brand strategy. In consideration for the acquisition, the Company paid a total purchase price of $ 22,979 in cash, which is subject to certain customary post-closing working capital adjustments.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value  may be subject to adjustments pending completion of final valuations and post-closing adjustments. During the period ended  May 31, 2025, the Company decreased the cash consideration paid by $100 reflecting working capital adjustments, decreased the fair value of inventory by $500, increased the fair value of capital assets by $3,550, and increased accounts payable and accrued liabilities by $3,150. The table below summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed for the Craft Acquisition II at the effective acquisition date as follows:

Amount
Consideration
Cash consideration	$22,979
Net assets acquired
Current assets
Cash and cash equivalents	4,869
Accounts receivable	1,993
Inventory	6,844
Prepaids and other current assets	185
Long-term assets
Capital assets	20,916
Finance lease, right-of-use assets	1,869
Operating lease, right-of-use assets	1,884
Total assets	38,560
Current liabilities
Accounts payable and accrued liabilities	11,828
Current portion of finance lease liabilities	354
Current portion of operating lease liabilities	564
Long - term liabilities
Finance lease liabilities	1,515
Operating lease liabilities	1,320
Total liabilities	15,581
Total net assets acquired	22,979

In the event that the Craft Acquisition II had occurred on  June 1, 2023, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $13,700 for the fiscal year ended May 31, 2025 and approximately $57,000 for the fiscal year ended May 31, 2024, and its net loss and comprehensive net loss would have increased by approximately $5,500 for the fiscal year ended May 31, 2025, and $21,200 for the fiscal year ended May 31, 2024. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition II.

10.	Goodwill

The following tables shows the carrying amount of goodwill as of May 31, 2025 and as of May 31, 2024:

	Reporting Units				May 31,
	Beverage	Cannabis	Wellness	Distribution	2025
Goodwill	$120,802	$2,640,669	$77,470	$4,458	$2,843,399
Accumulated impairment losses	(120,802)	(1,897,431)	(68,186)	(4,235)	(2,090,654)
Effect of foreign exchange	—	9,112	(9,284)	(223)	(395)
Total	$—	$752,350	$—	$—	$752,350

	Reporting Units				May 31,
	Beverage	Cannabis	Wellness	Distribution	2024
Goodwill	$120,802	$2,640,669	$77,470	$4,458	$2,843,399
Accumulated impairment losses	—	(827,431)	(15,000)	—	(842,431)
Effect of foreign exchange	—	15,823	(7,847)	(60)	7,916
Total	$120,802	$1,829,061	$54,623	$4,398	$2,008,884

During the preceding quarter ended February 28, 2025, based upon a combination of factors including a sustained decline in the Company’s market capitalization stemming from the uncertainty resulting from certain changes in U.S. global economic policy, including slower than anticipated progress in global cannabis legalization and overall declines in the craft beer industry sector, the Company concluded that it is more likely than not, that the fair value of our reporting units were less than their carrying amounts as of  February 28, 2025. Accordingly, the Company utilized the income approach, which uses future discounted cash flows, to determine the fair value of each reporting unit. As a result, the Company recorded non-cash impairment charges of $570,000 of cannabis goodwill, $100,000 of beverage goodwill, $25,000 of wellness goodwill and $4,235 of distribution goodwill for the nine months ended  February 28, 2025. In the Company's cannabis goodwill assessment, the Company used a discount rate of 12.00%, a terminal growth rate of 5%, and an average revenue growth rate of 34% over 5 years, based on an 88% and 40% average probability of anticipated EU and U.S. cannabis legalization, respectively and/or changes in drug policy in various countries within the next 5 years. In the Company's beverage goodwill assessment, the Company used a discount rate of 9.25%, a terminal growth rate of 2%, and an average revenue growth rate of 12% over 5 years.  In the Company's wellness goodwill assessment, the Company used a discount rate of 10.50%, a terminal growth rate of 2%, and an average revenue growth rate of 7% over 5 years. In the Company's distribution goodwill assessment, the Company recorded $4,235 of impairments which brought the remaining distribution goodwill balance to $nil.

The Company then performed the annual impairment test during the fourth quarter ended May 31, 2025, and determined that through a combination of factors including a further decline in the Company's market capitalization, a change in non-discretionary market inputs in the Company's discount rate, and changes to the aforementioned probabilities resulting from continued delays in legalization of cannabis within the United States and internationally, culminating in an unfavorable impact on the estimated future cash flows, and ultimately concluded that it is more likely than not, that the fair value of our reporting units were less than their carrying amounts as of May 31, 2025. Accordingly, the Company utilized the income approach, which uses future discounted cash flows, to determine the fair value of each reporting unit. As a result, the Company recorded additional non-cash impairment charges of $500,000 of cannabis goodwill, $20,815 of beverage goodwill and $28,173 of wellness goodwill during the quarter ended May 31, 2025.

In the Company's cannabis goodwill assessment, the Company used a discount rate of 14.50%, a terminal growth rate of 5%, and an average revenue growth rate of 34% over 5 years, based on an 65% and 25% average probability of anticipated EU and U.S. cannabis legalization, respectively and/or changes in drug policy in various countries within the next 5 years. A 1% increase in the discount rate would result in an additional $133,800 in impairment, a 1% decrease in the terminal growth rate would result in an additional $93,500 in impairment, a 5% decrease in the average growth rate would result in an additional $23,400 in impairment, a 5% decrease in the probability of EU cannabis legalization would result in an additional $44,000 in impairment and a 5% decrease in the probability of US cannabis legalization would result in an additional $17,100 in impairment. Changes to those probabilities resulting in continued delays in or cessation of legalization of cannabis within the United States and internationally, or adverse regulatory changes to existing legislation, could have an unfavorable impact on the estimated future cash flows, and ultimately, the fair value of the cannabis reporting unit, which  may result in a material impairment expense recognized in future reporting periods.

In the Company's beverage goodwill assessment, the Company used a discount rate of 10.00%, a terminal growth rate of 2%, and an average revenue growth rate of 2% over 5 years, which brought the remaining beverage goodwill balance to $nil.

In the Company's wellness goodwill assessment, the Company used a discount rate of 12.25%, a terminal growth rate of 2%, and an average revenue growth rate of 7% over 5 years, which brought the remaining beverage goodwill balance to $nil.

For the fiscal year ended May 31, 2024, the Company recognized $nil impairment expense.

For the fiscal year ended May 31, 2023, the Company recognized the non-cash impairment charges of $603,500 of cannabis goodwill and $15,000 of wellness goodwill. This impairment charge was related to the increased borrowing rates and the decline of the company’s market capitalization. The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity. In the Company's cannabis goodwill assessment, the Company used a discount rate of 13.50%, a terminal growth rate of 5%, and an average revenue growth rate of 40% over 5 years as a result of anticipated federal legalization in various countries.

11.	Convertible notes receivable

Convertible notes receivable is comprised of the following investments:

	May 31,	May 31,
	2025	2024
HEXO Convertible Note	$—	$-
MedMen Convertible Note	—	32,000
Total convertible notes receivable	—	32,000
Deduct - current portion	—	—
Total convertible notes receivable, non current portion	$—	$32,000

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

During the fiscal year ended May 31, 2025, the Company recognized an other-than-temporary change in fair value, which resulted in a non-cash expense of $20,000 compared to $42,681 for the fiscal year ended  May 31, 2024. The MedMen Convertible Note was valued based upon the fair value of the collateral assets net of disposal costs and has been reduced to reflect recent developments in restructuring efforts.

As  previously disclosed, MedMen and certain of its subsidiaries commenced insolvency actions in  April 2024.  On  January 16, 2025, MedMen exited receivership and substantially all of its remaining assets were transferred to a new entity owned by MedMen’s secured creditors, including SH Acquisition. In connection with the foregoing, the Company disposed of its MedMen Convertible Note in exchange for an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization. See Note 12 (Long-term investments). As a result, the Company no longer controls SH Acquisition and thus no longer consolidates this entity for accounting purposes and as a result the Company recognized $1,661 of other-than-temporary change in fair value as part of this disposal. See Note 21 (Non-controlling interests).

The Company did not derive any revenue or cash from MedMen's operations, and fully complies with all limitations imposed by applicable U.S. law and regulations in connection with its ownership of the MedMen Convertible Note and/or its option to acquire SH Acquisition. In addition, since the fiscal year ended  May 31, 2024, the Company has not recognized any interest income on the MedMen Convertible Note, nor did the Company recognize any interest income for the fiscal year ended  May 31, 2025, which would have increased its value.

12.	Long-term investments

Long-term investments are comprised of the following items:

	May 31,	May 31,
	2025	2024
Equity investments measured at fair value	$1,972	$2,359
Equity investments under measurement alternative	8,160	5,500
Total	$10,132	$7,859

The Company’s equity investments at fair value consist of publicly traded shares, equity interest in non-traded companies and warrants held by the Company. As of  May 31, 2025, included within equity investment under measurement alternative is an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization valued at $8,160. See Note 29 (Financial risk management and financial instruments). The Company’s equity investments under measurement alternative include equity investments without readily determinable fair values.

For the fiscal year ended May 31, 2025, the Company received proceeds of $324 on the sale of investments, we acquired $8,160 of equity investment under measurement alternative and recognized $5,500 of losses due to the change in fair value of investments.

For the fiscal years ended May 31, 2024 and 2023, the Company recognized fair value changes of $217 and $2,366, respectively. See Note 29 (Financial risk management and financial instruments) for additional details.

13.	Income taxes and deferred income taxes

Loss before income taxes includes the following components:

	For the year ended May 31,
	2025	2024	2023
United States	$(1,648,187)	$(126,735)	$(506,984)
Canada	(277,811)	(106,822)	(912,717)
Other countries	(376,375)	(15,463)	(30,480)
	$(2,302,373)	$(249,020)	$(1,450,181)

The (recoveries) expense for income taxes consists of:

	For the year ended May 31,
	2025	2024	2023
Current:
United States	$1,974	$497	$226
Canada	177	10,819	26,290
Other countries	2,343	940	(62)
	$4,494	$12,256	$26,454

Deferred:
United States	$(10,015)	$(723)	$(4,055)
Canada	(7,435)	(33,422)	(24,364)
Other countries	(108,061)	(4,727)	(5,216)
	$(125,511)	$(38,872)	$(33,635)
Income tax benefits, net	$(121,017)	$(26,616)	$(7,181)

A reconciliation of income taxes at the statutory rate with the reported taxes is as follows:

	For the year ended May 31,
	2025	2024	2023
Loss before net income taxes:	$(2,302,373)	$(249,020)	$(1,450,181)
Income tax recovery at statutory rate	(483,708)	(51,325)	(304,538)
Tax impact of foreign operations	(41,680)	(5,661)	(25,857)
Foreign exchange and other	(14,371)	(15,586)	7,062
Non-deductible expenses	6,292	6,147	3,982
Non-deductible (taxable) losses	32	(682)	—
Changes in enacted rates	(3,908)	2,394	(816)
Nondeductible Impairment	285,582	—	23,150
Change in fair value of warrant liability	(454)	302	(2,612)
Return to provision and other prior year items	(33,098)	16,933	6,486
State Provision, net of federal benefit	(14,794)	612	(114)
Change in valuation allowance	179,090	20,250	285,698
Impact on convertible debenture and other differences	—	—	378
Income tax recovery, net	$(121,017)	$(26,616)	$(7,181)

The following table summarizes the components of deferred tax:

	May 31,
	2025	2024
Deferred assets
Operating loss carryforwards - United States	$66,048	$104,377
Operating loss carryforwards - Canada	408,718	366,720
Operating loss carryforwards - Other Countries	13,388	18,518
Capital loss carryforwards	35,603	34,355
Intangible assets	350,527	229,953
Property and equipment	27,567	34,578
Investments and convertible notes receivable	43,317	45,685
Investment tax credits and related pool balance	2,249	23,132
Other	63,850	46,151
Total Deferred tax assets	1,011,267	903,469
Less valuation allowance	(968,929)	(789,839)
Net deferred tax assets	42,338	113,630
Deferred tax liabilities
Property and equipment	(20,419)	(18,814)
Intangible assets	(1,418)	(218,020)
Convertible Debentures Payable	(129)	(2,229)
Other Deferred Items	(24,120)	(5,437)
Total deferred tax liabilities	(46,086)	(244,500)
Net deferred tax liability	$(3,748)	$(130,870)

The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 35% to 21% and introduced several new international tax provisions, including the tax on Global Intangible Low-Taxed Income (‘‘GILTI’’). The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which extended and modified certain provisions of the TCJA, including bonus depreciation and interest expense limitations. As the enactment occurred after the Company’s fiscal year-end, the impact of the OBBBA is not reflected in these Financial Statements. The Company is evaluating the potential impact of the new legislation on future periods but does not expect a material impact to the Financial Statements.

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

As of  May 31, 2025, the Company had generated net operating loss carry-forwards in the United States of approximately $314,512, which can be carried forward indefinitely and are generally limited in use annually to 80% of the current year taxable income, starting 2021. The Company has generated net operating loss carry-forwards in Canada of approximately $1,544,987, which can be carried forward for 20 years and begin to expire in 2028. Management believes that it is more-likely-than-not that the benefit from certain United States and foreign net operating loss carry-forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carry-forwards. The net change in the total valuation allowance was an increase of $179,090 and $164,471 for the fiscal years ended May 31, 2025 and 2024, respectively. The net change in the total valuation allowance was primarily a result of current year losses.

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

The total amount of gross unrecognized tax benefits (“GUTB”) was $nil, $nil, and $nil as of May 31, 2025, 2024 and 2023 respectively. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to Financial Statements.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. In the fiscal years ended May 31, 2025, 2024 and 2023, the Company recorded approximately $nil, $nil and $nil, respectively, of interest and penalty expenses related to uncertain tax positions. As of May 31, 2025, and 2024, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $nil and $nil, respectively.

The Company and its subsidiaries are subject to United States federal income tax as well as the income tax of multiple state and foreign jurisdictions. Major jurisdictions where there are wholly owned subsidiaries of Tilray Brands, Inc. which require income tax filings include Canada, Portugal, Germany, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2021 for Canada, 2021 for Portugal, 2020 for Germany, 2021 for Australia, and 2022 for United States.

14.	Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of  May 31, 2025, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit for €7,000 and €500 each, which bear interest at Euro Short-Term Rate (“ESTR”) plus 2.50% and Euro Interbank Offered Rate (“EURIBOR”) plus 4.00%, respectively. As of  May 31, 2025, a total of €6,355 ($7,181) was drawn down from the available credit of €7,500. The operating line of credit for €7,000 is secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn facility and underlying real property. The operating line of credit for €500 is unsecured.

American Beverage Crafts Group Inc. (“ABC Group”), formerly known as Four Twenty Corporation, a subsidiary of the Company, has a revolving credit facility of $25,000 (as of May 31, 2024, the revolving credit facility was $30,000), which bears interest at SOFR plus an applicable margin. As of  May 31, 2025, the Company has drawn $nil on the revolving line of credit. The revolving credit facility is secured by ABC Group's assets and the assets of the wellness segment and includes a corporate guarantee by a subsidiary of the Company. See Note 31 (Subsequent events) for additional transactions after the period.

15.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised of:

	May 31,	May 31,
	2025	2024
Trade payables	$107,348	$105,392
Accrued liabilities	103,260	92,424
Litigation accrual	12,431	24,378
Accrued payroll and employment related taxes	1,436	6,154
Income taxes payable	58	4,092
Accrued interest	4,193	4,217
Sales taxes payable	6,596	5,300
Total	$235,322	$241,957

16.	Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	May 31,	May 31,
	2025	2024
Term loan - C$53,000 - Canadian prime plus an applicable margin, 3-year term, with a 10-year amortization, repayable in equal quarterly payments due in February 2028	$38,690	$39,420
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	11,501	10,212
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	9,354	12,422
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	157	263
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	2,020	2,089
Term loan ‐ €1,500 ‐ at 2.00%, 5‐year term, repayable in quarterly installments of €94 plus interest, due in April 2025	—	417
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	2,546	3,151
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 to $69, due in October 2030	19,418	20,066
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $2,250 due in June 2028	80,438	86,626
Carrying amount of long-term debt	164,124	174,666
Unamortized financing fees	(864)	(808)
Net carrying amount	163,260	173,858
Less principal portion included in current liabilities	(14,767)	(15,506)
Total noncurrent portion of long-term debt	$148,493	$158,352

The Company, entered into a secured credit agreement on  November 28, 2022, for a credit facility through its 51% owned subsidiary Aphria Diamond Inc. (“Aphria Diamond”). The principal amount of loans outstanding is secured by the property at 620 Country Road 14, Leamington, Ontario, which is owned by Aphria Diamond and a guarantee from Aphria Inc. During the fiscal year ended May 31, 2025, the Company refinanced this debt by entering into a new Credit Agreement. The Credit Agreement provides for a term loan equal to CAD $53,000 with a maturity date of  February 21, 2028.  The Company used CAD $48,171 of the proceeds from the Credit Agreement to repay in full all outstanding obligations under the prior credit facility.

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

On December 1, 2021, the Company acquired all the membership interests in Cheese Grits, LLC, a Georgia limited liability company that owns the SweetWater Brewing Company brewery and taproom in Atlanta, Georgia, which facility was previously leased to the Company. Cheese Grits, LLC, was owned by certain former equity holders of SweetWater and current employees. As part of this purchase, the Company, through subsidiary Cheese Grits, LLC, acquired the mortgage payable which is secured against the Sweetwater brewery and taproom.

The term loan of $90,000 was fully drawn on September 29, 2023 to fund part of the purchase price for Craft Acquisition I. Under the terms of the ABC Group Secured Credit Agreement, the Company pledged all of ABC Group and the Wellness segment’s and its subsidiaries’ assets and the related equity interests, and Tilray Brands, Inc. provided a full guarantee of the borrowing obligations under the ABC Group Secured Credit Agreement, as well as requiring the lenders approval to transfer assets to Tilray Brands, Inc.

The Company maintains certain financial covenants or minimum balances in certain cash operating accounts, and as of  May 31, 2025, the Company was in compliance with all the long-term debt covenants.

See Note 31 (Subsequent events) for additional transactions after the period.

17.	Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures:

	May 31,	May 31,
	2025	2024
5.20% Convertible Notes ("TLRY 27")	$86,428	$129,583
5.25% Convertible Notes ("APHA 24")	—	330
Total	86,428	129,913
Deduct - current portion	—	330
Total convertible debentures payable, non current portion	$86,428	$129,583

TLRY 27

	May 31,	May 31,
	2025	2024
5.20% Contractual debenture	$172,500	$172,500
Debt settlement	(67,500)	—
Unamortized discount	(18,572)	(42,917)
Net carrying amount	$86,428	$129,583

The TLRY 27 convertible debentures were issued on   May 30, 2023 and on  June 9, 2023, by way of overallotment, in the principal amount of $172,500 (the “TLRY 27 Notes”). The TLRY 27 Notes bear interest at a rate of 5.20% per annum, payable semi-annually in arrears on   June 15 and   December 15 of each year, and mature on   June 15, 2027, unless earlier converted. The TLRY 27 Notes are Tilray’s general unsecured obligations and rank senior in right of payment to all of Tilray’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of Tilray’s unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of Tilray’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of Tilray’s current or future subsidiaries. Noteholders have the right to convert their TLRY 27 Notes into shares of Tilray’s Common Stock at their option, at any time, until the close of business on the second scheduled trading day immediately before   June 15, 2027. The initial conversion rate is 376.6478 shares per $1,000 principal amount of TLRY 27 Notes, which represents a conversion price of approximately $2.66 per share. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

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

During the fiscal year ended May 31, 2025, the Company exchanged an aggregate $67,500 of its TLRY 27 Notes for cancellation, by issuing 71,755,054 shares of Common Stock and paying $9,335 in cash to settle accrued interest. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $19,028 reduction of additional paid-in capital in the Consolidated Statements of Stockholders’ Equity. Additionally, this repurchase resulted in a gain of $5,792 which was recorded in other non-operating (losses) gains, net as shown in Note 27 (Non-operating income (expense)). Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by 15,065,217 shares which were then returned as Treasury Stock. As of   May 31, 2025 and  May 31, 2024, a total of 24,343,783 and 38,500,000 shares remained outstanding under the share lending arrangement, respectively.

During the fiscal year ended   May 31, 2025, the Company recognized interest expense of $7,775 and accretion of amortized discount interest of $10,863. For the same periods in the prior year Company recognized interest expense of $8,970 and accretion of amortized discount interest of $11,516.

As of May 31, 2025, there was $105,000 principal outstanding compared to $172,500 principal outstanding as of  May 31, 2024 under the TLRY 27 Notes. See Note 31 (Subsequent events) for additional transactions.

APHA 24

	May 31,	May 31,
	2025	2024
5.25% Contractual debenture	$—	$350,000
Debt settlement	—	(349,670)
Fair value adjustment	—	—
Net carrying amount	$—	$330

The APHA 24 convertible debentures were entered into in  April 2019, in the principal amount of $350,000, bore interest at a rate of 5.25% per annum, and were payable semi-annually in arrears on  June 1 and  December 1 of each year, and matured on  June 1, 2024 (the “APHA 24 Notes”). On  June 1, 2024, the Company repaid the remaining principal of the APHA 24 Notes in cash upon maturity.

18.	Warrant Liability

As of May 31, 2025 and May 31, 2024, there were 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring September 17, 2025. Each warrant is exercisable for one common share of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues common stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the fiscal year ended May 31, 2025, the Company issued shares which triggered the anti-dilution price protection feature lowering the exercise price to $0.42. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the 1933 Act. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of common stock due to be issued multiplied by any trading price of the common stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered common stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

The Company estimated the fair value of the warrant liability as of  May 31, 2025 at $0.18 per warrant using the Black Scholes pricing model (Level 3) with the following assumptions: Risk-free interest rate of 2.61%, expected volatility of 50%, expected term of 0.3 years, strike price of $0.42 and fair value of common stock of $0.59.

Expected volatility is based on both historical and implied volatility of the Company’s common stock.

19.	Stockholders’ equity

Issued and outstanding

Pursuant to its Fifth Amended and Restated Certificate of Incorporation, the total number of shares that the Company is authorized to issue is 1,426,000,000 shares, of which 1,416,000,000 shares are Common Stock (the “Common Stock”), and 10,000,000 shares of which are Preferred Stock (the “Preferred Stock”). As of  May 31, 2025, the Company had issued and outstanding 1,060,678,745 shares of Common Stock, 2,004,218 shares of Treasury Stock (the “Treasury Stock”) and no Preferred Stock. Historically, the Company has issued shares of its Common Stock in consideration for acquisitions and other strategic transactions, settlement of convertible notes, settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the fiscal year ended May 31, 2025, the Company issued the following shares:

a)	135,938,741 shares and 4,688,280 Treasury Stock under its At-the-Market (“ATM”) program for gross proceeds of $163,413. The Company paid $2,225 in commissions and other fees associated with these issuances for net proceeds of $161,188.

b)	71,755,054 shares and 7,253,625 Treasury Stock were issued to exchange the aggregate principal of $67,500 of its TLRY 27 Notes for cancellation. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $19,028 reduction of additional paid-in capital. Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by approximately 15,065,217 shares which were then returned as Treasury Stock, see Note 13 (Convertible debentures payable). The net effect on the Treasury Stock in relation to this transaction was 7,811,592.

c)	13,217,588 shares of Common Stock to settle dividends payable to the non-controlling shareholders of Aphria Diamond in the amount of $23,824.

d)	7,841,989 shares in connection with the exercise of previously awarded stock-based compensation awards.

In aggregate, during the year ended May 31, 2025, 15,065,217 shares were returned in connection with the share lending agreement related to the TLRY 27 Notes which were recorded as Treasury stock, of which 13,060,999 were re-issued in connection with our ATM and in the exchange for TLRY 27 Notes.

Stock-based compensation

The Company maintains stock-based compensation plans as disclosed in our Annual Financial Statements. For the fiscal year ended May 31, 2025, the total stock-based compensation was $ 24,289. For the fiscal years ended May 31, 2024 and May 31, 2023, the total stock-based compensation was $31,769 and $39,595, respectively.

During the fiscal year-ended May 31, 2025, the Company granted 13,505,127 time-based RSUs, and nil performance-based RSUs. For the fiscal year ended May 31, 2024, the Company granted 13,680,556 time-based RSUs and 7,566,146 performance-based RSUs. The 7,566,146 performance-based RSUs, issued during the fiscal year ended May 31, 2024, contain certain performance conditions that will only be set at a future date, and, therefore, for accounting purposes, the grant date has not been met. The Company operates multiple stock-based award plans as follows:

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

No stock options were granted under the EIP during the fiscal years ended May 31, 2025 and 2024.

Stock-based activity under the EIP and Original Plan for the fiscal year ended May 31, 2025 is as follows:

EIP Time-based stock option activity
Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2024	2,797,787	$14.53	4.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	(11,758)	7.76	—	—
Balance, May 31, 2025	2,786,029	$14.55	3.0	$—

Original plan time-based stock option activity
			Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2024	49,166	$3.46	3.0	$1.43
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	(36,206)	3.00	—	—
Balance, May 31, 2025	12,960	$4.77	2.6	$—

Time-based and Performance-based RSU activity
		Weighted-	Weighted-
		average	average
		grant-date	remaining
	Time-based	fair value	contractual	Aggregate
	RSUs	per share	term (years)	intrinsic value
Balance, May 31, 2024	26,134,852	$3.16	2.9	$47,043
Granted	13,774,358	1.96	—	5,779
Vested	(10,027,649)	2.94	—	(4,374)
Forfeited	(2,082,103)	3.60	—	(1,009)
Cancelled	(93,750)	2.68	—	(40)
Balance, May 31, 2025	27,705,708	$2.60	2.90	$11,794

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

No stock options were granted under the Aphria Predecessor Plan during the fiscal years ended May 31, 2025 and 2024. As of May 31, 2025, there were 45,223 awards outstanding and which are vested and exercisable.

Stock option, RSU and DSU activity for the Company under the Predecessor Plan is as follows:

Time-based stock option activity

			Weighted	Weighted
		Weighted	average	average
		average	grant	remaining	Aggregate
	Number of	exercise	date fair	contractual	Intrinsic
	options	price	value	term (years)	Amount
Outstanding, beginning of the year	434,212	$7.56	$—	0.7	—
Exercised during the year	—	—	—	—	N/A
Granted during the year	—	—	—	—	N/A
Forfeited during the year	—	—	—	—	N/A
Expired during the year	(388,989)	7.38	—	—	N/A
Outstanding, end of the year	45,223	$9.12	$—	2.53	—
Vested and exercisable, end of the year	45,223	$9.12	$—	2.53	—

Time-based and Performance-based RSU activity

	May 31, 2025
		Weighted
		average
		grant -
		date fair
	Time- based	value per
	RSUs	share
Non-vested, beginning of the year	244,193	$13.91
Granted during the year	—	—
Vested during the year	(33,276)	0.46
Forfeited during the year	—	—
Non-vested, end of the year	210,917	$16.03

Predecessor Plan - HEXO

Prior to the acquisition of HEXO Corp, HEXO had established the Formal Plan and Omnibus Incentive Plan (the “HEXO Predecessor Plan”). In connection with the acquisition, HEXO stock options issued under these plans were exchanged at a rate of 0.4352 for 1,267,793 options under the Tilray 2018 EIP. As a result of the modification, all grantees were affected, and the Company recognized nil incremental compensation cost. Following stockholder approval of the EIP, no new awards have been granted under the Predecessor Plan. As of May 31, 2025, 187,173 awards are outstanding and 177,426 are vested and exercisable.

	May 31, 2025
			Weighted	Weighted
		Weighted	average	average
		average	grant	remaining	Aggregate
	Number of	exercise	date fair	contractual	Intrinsic
	options	price	value	term (years)	Amount
Outstanding, beginning of the year	1,144,218	$53.40	$—	1.2	—
Exercised during the year	—	—	—	—	—
Converted upon acquisition	—	—	—	—	—
Forfeited during the year	—	—	—	—	—
Expired during the year	(957,045)	17.97	—	—	—
Outstanding, end of the year	187,173	$234.53	$—	$5.84	$—
Vested and exercisable, end of the year	177,426	$247.00	$—	5.75	—

20.	Accumulated other comprehensive loss

Accumulated other comprehensive loss includes the following components:

		Unrealized
	Foreign	loss on
	currency	convertible
	translation	notes
	gain (loss)	receivables	Total
Balance May 31, 2022	$54,413	$(75,177)	$(20,764)
Other comprehensive loss	(101,023)	75,177	(25,846)
Balance May 31, 2023	$(46,610)	$—	$(46,610)
Other comprehensive (loss) reversal	3,111	—	3,111
Balance May 31, 2024	$(43,499)	$—	$(43,499)
Other comprehensive (loss) reversal	436	—	436
Balance May 31, 2025	$(43,063)	$—	$(43,063)

21.	Non-controlling interests

The following tables summarize the information relating to the Company’s majority-owned subsidiaries, Aphria Diamond (51%) and ColCanna S.A.S. (90%) before intercompany eliminations.

On  January 7, 2025, the Company dissolved its 75% ownership interest in CC Pharma Nordic ApS., and as a result, the Company no longer controls CC Pharma Nordic ApS. and thus no longer consolidates this entity.

On  January 16, 2025, MedMen exited receivership and substantially all of its remaining assets were transferred to a new entity owned by MedMen’s secured creditors, including SH Acquisition. In connection with this restructuring, the Company disposed of its MedMen Convertible Note in exchange for on option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization. See Note 11 (Convertible notes receivable). As a result, the Company no longer controls SH Acquisition and thus no longer consolidates this entity.

Summarized balance sheet information of the entities in which there is a non-controlling interest as of  May 31, 2025:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2025
Current assets	$—	$—	$83,390	$20	$83,410
Non-current assets	—	—	114,677	3,348	118,025
Current liabilities	—	—	(126,986)	(6,953)	(133,939)
Non-current liabilities	—	—	(31,720)	(1,442)	(33,162)
Net assets	$—	$—	$39,361	$(5,027)	$34,334

Summarized balance sheet information of the entities in which there is a non-controlling interest as of  May 31, 2024:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Current assets	$—	$12	$95,720	$3	$95,735
Non-current assets	32,000	—	124,675	3,637	160,312
Current liabilities	—	(9)	(130,945)	(6,913)	(137,867)
Non-current liabilities	—	—	(24,482)	(1,452)	(25,934)
Net assets	$32,000	$3	$64,968	$(4,725)	$92,246

Summarized income statement information of the entities in which there is a non-controlling interest for the fiscal year ended May 31, 2025:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2025
Revenue	$—	$—	$78,414	$—	$78,414
Total expenses	20,000	11	54,274	290	74,575
Net (loss) income	(20,000)	(11)	24,140	(290)	3,839
Other comprehensive (loss) income	—	8	(45)	(12)	(49)
Net comprehensive (loss) income	$(20,000)	$(3)	$24,095	$(302)	$3,790
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(6,400)	(1)	11,807	(30)	5,376
Additional income attributable to NCI	—	—	—	—	-
Net comprehensive (loss) income attributable to NCI	$(6,400)	$(1)	$11,807	$(30)	$5,376

Summarized income statement information of the entities in which there is a non-controlling interest for the fiscal year ended May 31, 2024:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Revenue	$—	$—	$103,331	$—	$103,331
Total expenses	42,681	(1,064)	40,935	(203)	82,349
Net (loss) income	(42,681)	1,064	62,396	203	20,982
Other comprehensive (loss) income	—	(9)	171	(334)	(172)
Net comprehensive (loss) income	$(42,681)	$1,055	$62,567	$(131)	$20,810
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(13,658)	264	30,658	(13)	17,251
Additional income attributable to NCI	—	—	5,336	—	5,336
Net comprehensive (loss) income attributable to NCI	$(13,658)	$264	$35,994	$(13)	$22,587

Summarized income statement information of the entities in which there is a non-controlling interest for the fiscal year ended May 31, 2023:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2023
Revenue	$—	$126	$161,453	$1	$161,580
Total expenses	107,297	748	85,460	57,293	250,798
Net (loss) income	(107,297)	(622)	75,993	(57,292)	(89,218)
Other comprehensive (loss) income	70,778	(21)	(961)	(34,643)	35,153
Net comprehensive (loss) income	$(36,519)	$(643)	$75,032	$(91,935)	$(54,065)
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(11,686)	(161)	36,766	(9,194)	15,725
Additional income attributable to NCI	—	—	11,421	—	11,421
Net comprehensive (loss) income attributable to NCI	$(11,686)	$(161)	$48,187	$(9,194)	$27,146

22.	Net revenue

Net revenue is comprised of:

	For the year ended May 31,
	2025	2024	2023
Beverage revenue	$253,181	$213,614	$100,679
Beverage excise taxes	(12,586)	(11,520)	(5,586)
Net beverage revenue	240,595	202,094	95,093
Cannabis revenue	330,609	370,692	284,314
Cannabis excise taxes	(81,608)	(97,894)	(63,884)
Net cannabis revenue	249,001	272,798	220,430
Distribution revenue	271,228	258,740	258,770
Wellness revenue	60,485	55,310	52,831
Total	$821,309	$788,942	$627,124

Included in revenue from Canadian adult-use cannabis is $1,460 of advisory services revenue for the fiscal year ended  May 31, 2025, compared to $1,500 and $40,377 of advisory services from the HEXO commercial transaction agreements for the fiscal year ended May 31, 2024 and May 31, 2023, respectively.

23.	Cost of goods sold

Cost of goods sold is comprised of:

	For the year ended May 31,
	2025	2024	2023
Beverage costs	$147,591	$113,522	$48,770
Cannabis costs	150,005	182,594	162,755
Distribution costs	241,896	230,596	231,309
Wellness costs	41,247	38,879	37,330
Total	$580,739	$565,591	$480,164

24.	General and administrative expenses

General and administrative expenses are comprised of the following items:

	For the year ended May 31,
	2025	2024	2023
Salaries and wages	$88,015	$83,673	$70,883
Office and general	28,314	28,460	27,845
Stock-based compensation	24,289	31,769	39,595
Insurance	11,843	12,586	12,033
Professional fees	4,765	5,345	7,166
(Gain) loss on sale of capital assets	928	(4,198)	(48)
Travel and accommodation	5,717	5,138	4,530
Rent	3,453	4,585	3,155
Total	$167,324	$167,358	$165,159

Included in (Gain) loss on sale of capital assets for the fiscal year ended May 31, 2025 was a loss of $1,787 related to the sale of the Avanti facility, which was closed as part of our restructuring efforts, compared to gains of $4,198 which is comprised of $3,957 during the fiscal year ended  May 31, 2024, from the sale of Truss Beverage Co.

25.	Restructuring

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred restructuring and exit costs associated with the integration efforts of these transactions. In connection with these efforts, the Company incurred $34,283, $15,581 and $9,245 of restructuring costs for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed.

Within the Cannabis segment, our restructuring costs predominantly related to the HEXO acquisition, which were completed within 24 months from the acquisition in June 2023. In the fiscal year ended  May 31, 2025, we recognized $10,404 of expenses related to employee termination severance and benefits and other costs related to the conversion of the HEXO Quebec cultivation facility from cannabis to produce, the optimization of our Redecan facilities, and $987 of restructuring charges related to the remaining costs of exiting the Truss Beverage Co. (“Truss”) facility following its sale to a third party in the fiscal year ended  May 31, 2024. Additionally, the Company recognized $1,133 of costs associated with the winding down of our Avanti facility, which was exited and sold during the fiscal year ended May 31, 2025. The Company also recognized $2,054 of exit cost in connection with the termination of its contract with its distribution partner in the Quebec adult-use cannabis market and the insourcing of the function. Lastly, the Company recognized $786 of restructuring charges related to our decision to exit the New Zealand medical cannabis market announced during the fiscal year ended  May 31, 2025.

Within the Beverage segment during the fiscal year ended May 31 2025, the Company recognized $1,623 of expenses related to employee termination severance and benefits and $4,209 of costs associated with the consolidation of production sites through the integration of the Craft Acquisition I and the Craft Acquisition II. Additionally, the Company recognized $8,500 of restructuring charges related to the closure of Hop Valley which was accrued, but not yet paid. Lastly, the Company recognized $1,550 of restructuring charges related to terminating a legacy storage agreement from Craft Acquisition I.

Within the Distribution segment during the fiscal year ended May 31 2025, the Company recognized $510 of restructuring charges related to the divestiture of its retail pharmacy location in Argentina.

Lastly, for the fiscal year ended May 31, 2025, the Company recognized $2,527 of costs associated with the investment held in Superhero Acquisition Corp. as a result of MedMen’s ongoing restructuring and liquidation undertakings.

26.	Interest expense, net

Interest expense, net is comprised of:

	For the year ended May 31,
	2025	2024	2023
Interest income	$11,379	$12,831	$33,025
Interest expense	(41,331)	(49,264)	(46,612)
	$(29,952)	$(36,433)	$(13,587)

27.	Non-operating (expense) income

Non-operating (expense) income is comprised of:

	For the year ended May 31,
	2025	2024	2023
Change in fair value of convertible debenture payable	$—	$(19,736)	$(43,651)
Change in fair value of warrant liability	2,161	(1,436)	12,438
Foreign exchange (loss) gain	9,639	(4,086)	(25,535)
Loss on long-term investments	(5,550)	(217)	(2,190)
Other non-operating (losses) gains, net	4,034	(12,367)	(7,971)
	$10,284	$(37,842)	$(66,909)

Included in other non-operating (losses) gains, net for the fiscal year ended  May 31, 2025, were gains of $4,034 which were mainly comprised of a $5,792 gain resulting from the exchange transaction of the TLRY 27 Note, as described in Note 17 (Convertible debentures payable), offset by a $975 loss resulting from the downside protection from the Double Diamond Holdings dividend settlement.

Included in other non-operating (losses) gains, net for the fiscal year ended  May 31, 2024, were losses of $12,367 which is comprised of $2,313 from the downside protection related to the share issuance in connection with the HTI note, $2,458 of amounts to settle outstanding notes with non-controlling interest shareholders, $4,638 for a decrease in value of an equity investee, Cannfections, and a $3,063 loss on measurement at the lower of carrying amount and fair value less costs to sell of Broken Coast's former Duncan facility.

28.	Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt (refer to Note 16 Long-term debt), convertible notes (refer to Note 17 Convertible Debentures), material purchase commitments and construction commitments as follows:

	Total	2026	2027	2028	2029	Thereafter
Long-term debt repayment	$164,124	14,767	18,243	97,828	3,489	29,797
Convertible debentures payable	105,000	—	—	105,000	—	—
Material purchase obligations	78,181	48,135	30,046	—	—	—
Construction commitments	528	528	—	—	—	—
Total	$347,833	$63,430	$48,289	$202,828	$3,489	$29,797

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

Settlement and Dismissal of Aphria Securities Class Action (Canada)

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

On  February 5, 2025, Aphria and the individual defendants successfully reached an agreement with the class plaintiff to settle the Aphria Canadian Class Action.  The settlement agreement provided for the complete dismissal of the Aphria Canadian Class Action, with prejudice, in exchange for an aggregate payment from all defendants equal to CAD $30,000, or approximately US $21,000, (the “Aphria Settlement Amount”). The settlement agreement also provided for the dismissal, with prejudice, of the four individual Canadian lawsuits pursuing the same allegations of wrongdoing against Aphria and former and current officers and directors. The settlement does not constitute an admission of liability or wrongdoing by Aphria or the other defendants. The settlement agreement was approved by the Court on  March 27, 2025 and became effective on April 28, 2025.

The Aphria Settlement Amount was primarily funded by the outstanding balance under Aphria’s D&O Insurance Policy and by the individual defendants. Aphria paid the remaining unpaid portion of the Settlement Amount equal to approximately CAD $8,300 (or approximately US $5,800).

Aphria Inc. Securities Litigation (New York, United States)

On  December 5, 2018, a putative securities class action was commenced in SDNY against Aphria and certain current and former officers and directors. The action claims that the defendants misrepresented the value of three cannabis-producing properties Aphria acquired in Jamaica, Colombia, and Argentina (the “LATAM Assets”). On  December 3, 2018, two notorious short-sellers issued a report about the acquisitions, claiming the LATAM Assets were non-functional or non-existent, which allegedly caused Aphria’s stock price to fall. On  April 15, 2019, Aphria took impairment charges on the LATAM Assets, which also allegedly caused Aphria’s stock price to decline. The putative class action claims that Aphria artificially inflated the price of its publicly-traded stock by making false statements about the LATAM Assets, and, when the purported truth was revealed by a short-seller report and write-down, the stock price declined, harming investors.

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

On  January 28, 2022, Plaintiffs moved for class certification, and briefing on the motion was complete as of  June 28, 2022. The motion was granted, and a class was certified. On  April 12, 2024, the parties filed a revised schedule for the remainder of the proceeding through trial. As of the date of this Form 10-K, the parties have completed fact discovery. There is currently no court-ordered timetable in place for the litigation. The Company and the individual defendants believe the claims are without merit and will continue to vigorously defend against them, but there can be no assurances as to the outcome.

Dismissal of Martin Dionne suit v. HEXO Corporation and Sebastien St. Louis

In November 2019, a Canadian securities class action was instituted against HEXO Corp. (“HEXO”) and its former CEO, Sebastien St. Louis. The plaintiff claims that between April 11, 2018 and March 30, 2020, the defendants misrepresented material facts, in both documents and oral statements and failed to disclose material changes in a timely manner as it relates to: (a) revenue certainty in the first year post-legalization (2018 supply agreement with the province of Québec); (b) additional revenue generation (acquisition of Newstrike); (c) HEXO inventory and internal controls; and (d) licensing at the Niagara facility.

On January 23, 2023, the class action was dismissed in its entirety at the certification stage in Quebec. On March 14, 2023, the plaintiff appealed this decision to the Quebec Court of Appeal. The appeal was heard on January 18, 2024 and the Quebec Court of Appeal dismissed this appeal on April 16, 2025.  Following successful dismissal of plaintiff’s appeal, the Company intends to pursue recovery of D&O policy retention amounts following the successful outcome.

Legal Proceedings Related to Contractual Obligations

Settlement and Dismissal of 420 Investments Ltd. Litigation

On  February 21, 2020, 420 Investments Ltd., as Plaintiff (“420 Investments”), filed a lawsuit against Tilray Brands, Inc. and High Park Shops Inc. (“High Park”), as Defendants, in Calgary, Alberta in the Court of Queen’s Bench of Alberta. In  August 2019, Tilray and High Park entered into an Arrangement Agreement with 420 Investments and others (the “Agreement”). Pursuant to the Agreement, High Park was to acquire the securities of 420 Investments. In  February 2020, Tilray and High Park gave notice of termination of the Agreement. 420 Investments alleged that the termination was unlawful and without merit.  420 Investments sought damages in the stated amount of CAD $110,000, plus C$20,000 in aggravated damages. High Park subsequently counterclaimed against 420 Investments for repayment of a CAD $7,000 bridge loan made to 420 Investments in  August 2019.

On  February 7, 2024, the court granted summary judgment in favor of High Park on its counterclaim. The summary judgment order was equal to the amount of CAD $7,000, plus pre-judgment interest in the amount of CAD $2,280. On October 16, 2024, the court subsequently overturned the summary judgment decision, and High Park subsequently appealed that decision.

On  May 29, 2024, 420 Investments and others filed a Notice of Intention to Make a Proposal under subsection 50.4(1) of the Bankruptcy and Insolvency Act, RSC 1985, c. B-3. On September 19, 2024, the court directed 420 Investments to enter a strategic sales process under the Companies’ Creditors Arrangement Act, RSC 1985, c-36. In the course of the insolvency proceedings, Tilray purchased the claims of certain entities for a significant discount and with an aggregate approximate value of CAD $1,400.

On May 11, 2025, the parties successfully settled the 420 Investments proceedings. The terms of the settlement agreement, which were approved by the court, included payment by Tilray of a net amount equal to approximately $2,700; Tilray’s waiver of any recovery on its acquired claims; and the assignment back to 420 investments of the CAD $7,000 bridge loan plus interest and costs.  In exchange, 420 Investments’ litigation claims were fully dismissed and the parties executed mutual releases.

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

Summary of litigation accruals

As described in Note 15 (Accounts payable and accrued liabilities), the total estimated litigation expense accrual included in accrued liabilities as of  May 31, 2025 was $12,431 ( May 31, 2024 - $24,378). This estimated accrual is intended to cover various ongoing litigation matters with probable losses that can be reasonably estimated. The Company did not assume any litigation accruals from the Craft Acquisition II.

29.	Financial risk management and financial instruments

Financial instruments

The Company has classified its financial instruments as described in Note 3 (Significant accounting policies).

The carrying values of marketable securities, accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

As of May 31, 2025 and May 31, 2024, the Company had long-term debt of $2,546 and $3,568, respectively, and the principal portion of convertible debentures payable of $105,00 and $172,830, respectively, subject to fixed interest rates.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				May 31,
	Level 1	Level 2	Level 3	2025
Financial assets
Cash and cash equivalents	$221,666	$—	$—	$221,666
Marketable securities	34,697	—	—	34,697
Convertible notes receivable	—	—	—	—
Equity investments measured at fair value	909	1,063	8,160	10,132
Financial liabilities
Warrant liability	—	—	(1,092)	(1,092)
Contingent consideration	—	—	(15,000)	(15,000)
APHA 24 Convertible debenture	—	—	—	—
Total recurring fair value measurements	$257,272	$1,063	$(7,932)	$250,403

				May 31,
	Level 1	Level 2	Level 3	2024
Financial assets
Cash and cash equivalents	$228,340	$—	$—	$228,340
Marketable Securities	32,182	—	—	32,182
Convertible notes receivable	—	—	32,000	32,000
Equity investments measured at fair value	919	1,440	5,500	7,859
Financial liabilities
Warrant liability	—	—	(3,253)	(3,253)
Contingent consideration	—	—	(15,000)	(15,000)
APHA 24 Convertible debenture	—	—	(330)	(330)
Total recurring fair value measurements	$261,441	$1,440	$18,917	$281,798

The Company’s financial assets and liabilities required to be measured on a recurring basis are its convertible notes receivable, equity investments measured at fair value, convertible debentures measured at fair value, acquisition-related contingent consideration, and warrant liability.

Convertible notes receivable and long-term investments are recorded at fair value. The estimated fair value is determined by assessing the collateral entitlement from the asset and is classified as Level 3. During the fiscal year ended  May 31, 2025, an impairment to convertible notes receivable of $21,661 was recognized, compared to an impairment of $42,681 in the fiscal year ended   May 31, 2024. Subsequent to the impairment recorded in January 2025, MedMen exited receivership and substantially all of its remaining assets were transferred to a new entity owned by MedMen’s secured creditors, including SH Acquisition. In connection with the foregoing, the Company disposed of its MedMen Convertible Note in exchange for on option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization. See Note 9 (Long-term investments). This option was recorded as a Level 3 equity investment measured at fair value of $8,160 by assessing the discounted cash flows of SH Acquisition.

Convertible debentures payable are recorded at fair value when elected or required under US GAAP. Specifically, the APHA 24 instrument's estimated fair value was determined using the Black-Scholes option pricing model and was classified as Level 3. There is no remaining principal balance outstanding of the APHA 24 notes as of May 31, 2025.

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

A portion of the consideration to be paid in connection with the Company’s acquisition of Montauk Brewing Company (“Montauk”) is contingent upon the achievement of certain financial measures as of  December 2025. If achieved, such contingent consideration is payable in cash. The contingent consideration amount was estimated by applying a probability of achievement of 100% as it is expected on the $15,000 sales earn-out component and 0% on the remaining criteria, which is not expected to be achieved. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3.

During the fiscal year ended  May 31, 2025, a decrease in fair value of $nil was recognized compared to a decrease of fair value of $15,790 in the fiscal period ended  May 31, 2024, inclusive of changes in foreign exchange. The decrease was comprised of  a decrease of fair value of $16,218 for the contingent consideration from the Sweetwater acquisition as a result of not achieving the incentive targets which was offset by an increase in fair value of $4,111 for the contingent consideration from the Montauk acquisition as a result of a higher probability of achieving the incentive targets and a decrease of $3,421 for the Truss contingent consideration that was recognized initially as $4,181 that has been settled in cash for $760 (CAD $1,041).

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows:

					APHA 24
	Convertible	Equity	Warrant	Contingent	Convertible
	notes receivable	Investments	Liability	Consideration	Debt
Balance, May 31, 2024	$32,000	$5,500	$(3,253)	$(15,000)	$(330)
Additions/(Repayments)	(12,000)	8,160	—	—	330
Redemption	—	—	—	—	—
Unrealized gain (loss) on fair value	—	(5,500)	2,161	—	—
Impairments	(20,000)	—	—	—	—
Balance, May 31, 2025	$—	$8,160	$(1,092)	$(15,000)	$—

					APHA 24
	Convertible	Equity	Warrant	Contingent	Convertible
	notes receivable	Investments	Liability	Consideration	Debt
Balance, May 31, 2023	$103,401	$5,651	$(1,817)	$(27,107)	$(120,568)
Additions/(Repayments)	—	—	—	(4,181)	136,410
Redemption	(28,720)	—	—	760	—
Unrealized gain (loss) on fair value	—	(151)	(1,436)	15,528	(16,172)
Impairments	(42,681)	—	—	—	—
Balance, May 31, 2024	$32,000	$5,500	$(3,253)	$(15,000)	$(330)

The unrealized gain (loss) on fair value for the Convertible Debenture, warrant liability, contingent consideration and convertible notes payable are recognized in non-operating income (loss) and other comprehensive income for the convertible notes receivable using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
Warrant liability	Black-Scholes	Volatility,	50%
		expected life (in years)	0.3
Contingent consideration	Discounted cash flows	Discount rate,	11%
		Probability of achievement	100% and 0%
Equity investments	Discounted cash flows	Probability of achievement	70%

Items measured at fair value on a non-recurring basis

The Company's prepayments and other current assets, long-lived assets, including property and equipment, goodwill and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Financial risk management

The Company has exposure to the following risks from its use of financial instruments: credit; liquidity; currency rate; interest rate price; equity price risk; and capital management risk.

(a)	Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at May 31, 2025, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

The Company evaluates the collectability of its accounts receivable and maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses.

Trade receivables included an allowance for doubtful accounts and credit loss provision of $ 3,702 as of  May 31, 2025 (2024-$ 7,714) and are broken out below as follows:

	Total	0-30 days	31-60 days	61-90 days	90+ days
Accounts receivable, net	$121,489	$108,925	$2,771	$2,123	$7,670
	100%	90%	2%	2%	6%

	Balance at the beginning of period	Movement during the year(1)	Balance at end of period
Fiscal year ended May 31, 2025
Allowance for doubtful accounts and credit loss provision	$7,714	$(4,012)	$3,702
Fiscal year ended May 31, 2024
Allowance for doubtful accounts and credit loss provision	6,641	1,073	7,714
Fiscal year ended May 31, 2023
Allowance for doubtful accounts and credit loss provision	5,404	1,237	6,641

(1)	Included in movements for the period is the total movements for foreign exchange, additions to the provisions and utilization of the credit loss provision and allowance for doubtful accounts.

(b)	Liquidity risk

As of  May 31, 2025, the Company’s financial liabilities consisted of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, as well as long-term debt and convertible debentures which have contractual maturities over the next five years.

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

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position as of  May 31, 2025, management regards liquidity risk to be low.

(c)	Currency rate risk

As of  May 31, 2025, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure to its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

(d)	Interest rate risk

The Company’s exposure to changes in interest rates relate primarily to the Company’s outstanding debt. The Company manages interest rate risk by restricting the type of investments and varying the terms of maturity and issuers of marketable securities. Varying the terms to maturity reduces the sensitivity of the portfolio to the impact of interest rate fluctuations.

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

Our Company’s Chief Operating Decision Maker (“CODM”) is the Chairman of the Board of Directors and Chief Executive Officer. The CODM uses segment gross profit for the purpose of resource allocation, assessment of segment performance against determined targets, and in deciding whether to implement cost saving targets. The Company operates in four segments. 1) cannabis operations, which encompasses the production, distribution, sale, co-manufacturing and advisory services of both medical and adult-use cannabis, 2) beverage operations, which encompasses the production, marketing and sale of beverage products, 3) distribution operations, which encompasses the purchase and resale of pharmaceuticals products to customers, and 4) wellness products, which encompasses hemp foods and cannabidiol (“CBD”) products. This structure is in line with how our CODM assesses our performance and allocates resources.

Operating segments have not been aggregated and no asset information is provided for the segments because the Company’s CODM does not receive asset information by segment on a regular basis.

The following tables reconcile the Company’s segment gross profit to consolidated U.S. GAAP results:

	For the year ended May 31,
	2025	2024	2023
Beverage
Net beverage revenue	$240,595	$202,094	$95,093
Beverage costs	147,591	113,522	48,770
Beverage gross profit	93,004	88,572	46,323
Cannabis
Net cannabis revenue	249,001	272,798	220,430
Cannabis costs	150,005	182,594	162,755
Cannabis gross profit	98,996	90,204	57,675
Distribution
Distribution revenue	271,228	258,740	258,770
Distribution costs	241,896	230,596	231,309
Distribution gross profit	29,332	28,144	27,461
Wellness
Wellness revenue	60,485	55,310	52,831
Wellness costs	41,247	38,879	37,330
Wellness gross profit	19,238	16,431	15,501
Total
Total revenue	821,309	788,942	627,124
Total costs	580,739	565,591	480,164
Total gross profit	$240,570	$223,351	$146,960

Segment costs are comprised of cost of goods sold which include product costs, salaries and an allocation of overhead costs.

The following table reconciles the total segment gross profit to the Company’s consolidated totals:

	For the year ended May 31,
	2025	2024	2023
Gross profit	$240,570	$223,351	$146,960

Operating expenses:
General and administrative	167,324	167,358	165,159
Selling	56,039	37,233	34,840
Amortization	88,616	84,752	93,489
Marketing and promotion	37,048	41,933	30,937
Research and development	284	635	682
Change in fair value of contingent consideration	—	(15,790)	855
Impairment of intangible assets and goodwill	2,096,139	—	934,000
Other than temporary change in fair value of convertible notes receivable	21,661	42,681	246,330
Litigation costs, net of recoveries	17,347	8,251	(505)
Restructuring costs	34,283	15,581	9,245
Transaction costs (income), net	4,534	15,462	1,613
Total operating expenses	2,523,275	398,096	1,516,645
Operating loss	(2,282,705)	(174,745)	(1,369,685)
Interest expense, net	(29,952)	(36,433)	(13,587)
Non-operating income (expense), net	10,284	(37,842)	(66,909)
Loss before income taxes	(2,302,373)	(249,020)	(1,450,181)
Income tax (recovery) expense	(121,017)	(26,616)	(7,181)
Net loss	$(2,181,356)	$(222,404)	$(1,443,000)

Channels of cannabis revenue were as follows:

	For the year ended May 31,
	2025	2024	2023
Revenue from Canadian medical cannabis	$24,998	$25,211	$25,000
Revenue from Canadian adult-use cannabis	224,048	266,846	214,319
Revenue from wholesale cannabis	18,207	25,340	1,436
Revenue from international cannabis	63,356	53,295	43,559
Less excise taxes	(81,608)	(97,894)	(63,884)
Total	$249,001	$272,798	$220,430

There was $1,460 of cannabis advisory services revenue for the fiscal year ended  May 31, 2025, compared to $1,500 associated with the HEXO commercial transaction agreements for the fiscal year ended  May 31, 2024.

Geographic net revenue:

	For the year ended May 31,
	2025	2024	2023
USA	$273,695	$233,141	$123,284
Canada	212,860	243,722	201,361
EMEA	323,350	296,450	284,567
Rest of World	11,404	15,629	17,912
Total	$821,309	$788,942	$627,124

Geographic capital assets:

	May 31,	May 31,
	2025	2024
USA	$200,003	$141,314
Canada	267,458	313,359
EMEA	97,371	99,921
Rest of World	3,601	3,653
Total	$568,433	$558,247

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the fiscal years ended  May 31, 2025, 2024 and 2023, there were no major customers representing greater than 10% of our annual revenues.

31.	Subsequent Events

From June 2, 2025 to June 16, 2025, the Company issued an additional 25,740,078 shares in connection with the Company’s ATM Program, thereby generating gross proceeds of $10,551. The Company netted proceeds of $10,340 after commissions and other fees associated with these issuances in the amount of $211.

On June 10, 2025, the Company held a special meeting of stockholders (the “Special Meeting”) related to the approval of an amendment to the Company’s Fifth Amended and Restated Certificate of Incorporation to effect a reverse stock split of its common stock by a ratio of not less than one-for-ten and not more than one-for-twenty, with the exact ratio to be set within this range by the board of directors in its sole discretion (without reducing the authorized number of shares of common stock) and with the Board of Directors able to elect to abandon such proposed amendment and not effect the reverse stock split authorized by stockholders in its sole discretion (the “Amendment Proposal”). At the Special Meeting, all of the matters voted on were approved. The Board of Directors will continue to consider whether and when to effect a reverse stock split that is in the best interest of the Company following such shareholder authorization on the Amendment Proposal at the Special Meeting.

On June 16, 2025, Tilray issued 12,591,816 shares of the Company’s common stock in exchange for $5,000 aggregate principal amount of the TLRY 27 Notes. The remaining principal outstanding as a result of this transaction was $100,000.

On July 25, 2025, the Company’s wholly-owned subsidiary, ABC Group, finalized its fifth amendment (the “Amendment”) to that certain Credit Agreement dated as of June 30, 2023 (the “ABC Group Credit Agreement”) by and among the Borrower, Bank of America, N.A., in its capacity as Administrative Agent, and certain other guarantors and lenders party thereto. Specifically, the Amendment amended and restated the ABC Group Credit Agreement to provide for the contribution of the Manitoba Harvest entities’ equity to the Borrower as additional collateral.  Additionally, the Amendment added financial covenants for (i) minimum consolidated trailing-twelve-months EBITDA for each of the four quarters beginning May 31, 2025 and (ii) minimum liquidity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tilray Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Tilray Brands, Inc. and its subsidiaries (together, the Company) as of May 31, 2025 and 2024, and the related consolidated statements of loss and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended May 31, 2025, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded the acquired craft beer brands and breweries from Molson Coors Beverage Company which include Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing (the Craft Acquisition II) from its assessment of internal control over financial reporting as of May 31, 2025, because they were acquired by the Company in purchase business combinations during the year ended May 31, 2025. The Craft Acquisition II are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.9% of total assets and 3% of net revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2025.

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

Impairment Assessments of Goodwill and Indefinite-lived Intangible Assets related to Cannabis and Beverage Reporting Units

As described in Notes 3, 8 and 10 to the consolidated financial statements, the Company’s goodwill and indefinite-lived intangible assets balances were $752.4 million and $nil respectively as at May 31, 2025. Management conducts an impairment assessment annually in the fourth quarter, or more frequently if events or circumstances indicate that the carrying value of goodwill or indefinite-lived intangible assets may not be recoverable. Any impairment charges are determined by comparing the fair value of the assets or reporting units to its carrying value. Fair value amounts are estimated by management using discounted future cash flow models. During the third quarter, management recorded a goodwill impairment charge of $699.2 million including $570.0 million related to the cannabis reporting unit and $100.0 million related to the beverage reporting unit. As at May 31, 2025, management performed the annual impairment tests which resulted in an additional impairment charge of $549.0 million of goodwill and $186.6 million of indefinite-lived intangible assets. The goodwill impairments included $500.0 million related to the cannabis reporting unit and $20.8 million related to the beverage reporting unit. Management's discounted future cash flow models included significant judgments and assumptions relating to future cash flows, growth rates, probability of anticipated EU and U.S. cannabis regulatory changes and discount rates.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill and indefinite-lived intangible assets related to cannabis and beverage reporting units is a critical audit matter are (i) the significant judgment required by management when estimating the fair values of the assets or reporting units; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and to evaluate management’s significant assumptions, including future cash flows, growth rates, probability of anticipated EU and U.S. cannabis regulatory changes and discount rates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible assets impairment assessments, including controls over the determination of the fair values of the assets or reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the assets or reporting units; (ii) evaluating the appropriateness of the discounted future cash flow models used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted future cash flow models; (iv) evaluating the reasonableness of the significant assumptions used by management, related to the future cash flows, growth rates and discount rates; and (v) evaluating the reasonableness of the probability of anticipated EU and U.S. cannabis regulatory changes used within the cannabis reporting unit discounted future cash flow model. Evaluating management’s significant assumptions related to future cash flows, growth rates, probability of anticipated EU and U.S. cannabis regulatory changes and the discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the assets or reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, as applicable. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted future cash flow models and (ii) the reasonableness of the discount rate assumption.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

July 28, 2025

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

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) issued. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of May 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which accompanies the consolidated financial statements.

During our fiscal year ended May 31, 2025, we acquired four craft beer brands and breweries from Molson Coors Beverage Company (“Molson”) including Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing (the “Craft Acquisition II”). As a result of the acquisition, the Craft brands became wholly-owned subsidiaries of Tilray. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management, with the participation of our CEO and CFO, has limited the evaluation of internal controls over our financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired companies. The operations of the Craft brands represent approximately 0.9%, of our total assets and 3% of our net revenue for the year ended May 31, 2025.

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

On  July 24, 2025, the Board of Directors of the Company (the “Board”) approved fiscal year 2026 retention payments to be made on or about  August 15, 2025 (the “Payment Date”) for the following executives (the “Executives”) in the amount set forth opposite each Executive’s name pursuant to an Executive Retention Agreement (the “Executive Retention Agreement”) entered into with each Executive. Pursuant to the terms of each Executive Retention Agreement, such retention payments require continued employment from the Payment Date through August 31, 2026 (the “Repayment Period”). If the Executive terminates employment without Good Reason or is terminated by the Company for Cause (both terms as defined in the Executive’s employment agreements) prior to  August 31, 2026, then such Executive must repay a pro-rated portion of the retention payment based on the number of days not employed by the Company during the Repayment Period. A copy of the form of Executive Retention Agreement is filed as an exhibit to this Form10-K.

Executives	Retention Payment
Irwin Simon	$950,000
Carl Merton	160,000
Denise Faltischek	130,000
Mitchell Gendel	160,000
Roger Savell	105,000

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

This Part III incorporates certain information by reference from the definitive proxy statement to be filed in connection with our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”). We will file the Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended May 31, 2025. If our Proxy Statement is not filed within 120 days of May 31, 2025, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10. Directors, Executive Officers and Corporate Governance.

(1)

The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2025 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2025 Proxy Statement. Such information is incorporated herein by reference.

(3)

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2025 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation”, “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2025 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)

The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2025 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2025 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1)

The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2025 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2025 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2025 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of Tilray Brands, Inc., dated as of December 19, 2024, as currently in effect	10-Q	001-38594	3.1	1/10/2025

3.2	Amended and Restated Bylaws, as of January 10, 2022, as currently in effect	8-K	001-38594	3.2	1/10/2022

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
4.1	Indenture dated as of April 23, 2019, between Aphria Inc. and GLAS Trust Company LLC, relating to Aphria Inc.’s 5.25% Convertible Senior Notes due 2024	8-K	001-38594	4.1	5/4/2021

4.2	First Supplemental Indenture dated as of April 30, 2021, among Aphria Inc., the Registrant and GLAS Trust Company LLC.	8-K	001-38594	4.2	5/4/2021

4.3	Description of Securities of the Registrant					X

4.4	Form of Pre-Funded Warrant	8-K	001-38594	4.1	03/17/2020

4.5	Form of Warrant	8-K	001-38594	4.2	03/17/2020

4.6	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.1	1/28/2022

4.7	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.2	1/28/2022

10.1+	Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.2	7/9/2018

10.2+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.4	7/9/2018

10.3	Form of Indemnity Agreement by and between the Registrant and its directors and officers	8-K	001-38594	10.5	8/10/2020

10.4	Common Share Purchase Warrant Agreement, between Aphria Inc. and Computershare Trust Company of Canada, dated January 30, 2020	10-K	001-38594	10.39	7/28/2021

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.5	Employment Agreement by and between the Registrant and Irwin Simon, dated August 28, 2021	10-Q	001-38594	10.1	10/7/2021

10.6	Employment Agreement by and between the Registrant and Denise Faltischek, dated August 28, 2021	10-Q	001-38594	10.2	10/7/2021

10.7	Employment Agreement by and between the Registrant and Carl Merton, dated August 28, 2021	10-Q	001-38594	10.4	10/7/2021

10.8	Employment Agreement by and between the Registrant and Mitchell Gendel, dated July 26, 2021	10-K	001-38594	10.14	7/28/2022

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
10.9	Indenture dated as of May 27, 2021, by and between HEXO Corp. as issuer, and GLAS Trust Company LLC, as trustee	8-K	001-38594	10.7	7/12/2022

10.10	Purchase Agreement, dated August 7, 2023, by and among Tilray, Anheuser-Busch Companies, LLC, Craft USA Holdings, LLC, Craft Brew Alliance, Inc. and Tilray Beverages, LLC	8-K	001-38594	10.1	8/7/2023

10.11	First Amendment to the Purchase Agreement, dated as of September 29, 2023, by and among Tilray, Anheuser-Busch Companies, LLC, Craft USA Holdings, LLC, Craft Brew Alliance, Inc. and Tilray Beverages, LLC	8-K	001-38594	10.1	10/2/2023

10.12	Form of 2023 EBITDA PSU Equity Incentive Award.	10-Q	001-38594	10.4	10/4/2023

10.13	Fourth Amended and Restated Wholesale Cannabis Supply Agreement, dated as of January 5, 2024, by and between 1974568 Ontario Limited and Aphria Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2024).	10-Q	001-38594	10.1	1/9/2024

10.14	Form of 2024 EBITDA Performance Award.	10-Q	001-38594	10.4	4/9/2024

10.15	Amended Credit Agreement, effective June 30, 2023, by and among Four Twenty Corporation, certain subsidiaries and affiliates of Four Twenty Corporation, Bank of America, N.A., City National Bank, the lenders party thereto and BofA Securities, Inc.	8-K	001-38594	10.1	8/31/2023

10.16	Second Amendment and Consent to Credit Agreement, dated as of September 29, 2023 by and among Four Twenty Corporation, Bank of America, N.A. and the Guarantors and Lenders party thereto.	8-K	001-38594	10.2	10/2/2023

10.17	Waiver to Credit Agreement, dated as of January 5, 2024, by and among Four Twenty Corporation, Bank of America, N.A., and the Guarantors and Lenders party thereto.	10-Q	001-38594	10.2	1/9/2024

10.18	Third Amendment and Consent to Credit Agreement, dated as of March 29, 2024, by and among American Beverage Crafts Group, Inc. (formerly known as Four Twenty Corporation), Bank of America, N.A. and the Guarantors and Lenders party thereto.	10-Q	001-38594	10.5	4/9/2024

10.19	Fourth Amendment and Consent to Credit Agreement, dated as of October 30, 2024.	8-K	001-38594	10.1	11/1/2024

10.20	Fifth Amendment to Credit Agreement, dated as of July 25, 2025.					X

10.21	Credit Agreement, dated February 21, 2025, by and among Aphria Diamond Inc., Canadian Imperial Bank of Commerce and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 26, 2025).	8-K	001-38594	10,1	2/26/2025

10.22	Equity Distribution Agreement, dated as of May 17, 2024, by and among Tilray Brands, Inc. and TD Securities (USA) LLC and Jefferies LLC.	8-K	001-38594	1.1	5/17/2024

10.23	Amended and Restated 2025 Form of Executive Retention Agreement					X

10.24	Promissory note in the amount of $23,791,657 payable by Aphria Diamond Inc.	10-Q	001-38594	10.2	10/10/2024

19	Insider Trading and Trading Window Policy					X

21.1	Subsidiaries of Tilray Brands Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation					X

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended May 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: July 28, 2025	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Irwin D. Simon	Chief Executive Officer and Chairman (Principal Executive Officer)	July 28, 2025
Irwin D. Simon
Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Carl Merton		July 28, 2025
Carl Merton

/s/ Renah Persofsky	Director	July 28, 2025
Renah Persofsky

/s/ Steven Cohen	Director	July 28, 2025
Steven Cohen

/s/ David Clanachan	Director	July 28, 2025
David Clanachan

/s/ John M. Herhalt	Director	July 28, 2025
John M. Herhalt

/s/ David Hopkinson	Director	July 28, 2025
David Hopkinson

/s/ Tom Looney	Director	July 28, 2025
Tom Looney