Form 10-Q
period 2025-08-31
Tilray Brands, Inc.
filed 2025-10-09
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 7, 2025, the registrant had 1,122,863,166 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2025 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements  under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; our intentions regarding the use of net proceeds from our ATM Program; our intentions regarding our capital structure and TLRY 27 Notes; current or future macroeconomic trends; current or future macroeconomic trends and industry or regulatory trends; our statements regarding the consolidation of the Canadian cannabis industry; our expectations for our positioning and cannabis market share in Europe and other markets; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include, but are not limited to, those identified in this Form 10-Q and other risks and matters described in our most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2025 as well as our other filings made from time to time with the U.S. Securities and Exchange Commission and in our Canadian securities filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	August 31,	May 31,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$264,828	$221,666
Marketable securities	—	34,697
Accounts receivable, net	107,075	121,489
Inventory	282,787	270,882
Prepaids and other current assets	40,650	34,092
Assets held for sale	5,800	5,800
Total current assets	701,140	688,626
Capital assets	560,157	568,433
Operating lease, right-of-use assets	21,003	22,279
Digital assets	992	—
Intangible assets	25,173	21,423
Goodwill	752,350	752,350
Long-term investments	10,172	10,132
Other assets	11,659	11,084
Total assets	$2,082,646	$2,074,327
Liabilities
Current liabilities
Bank indebtedness	$8,185	$7,181
Accounts payable and accrued liabilities	230,913	235,322
Contingent consideration	—	15,000
Warrant liability	4,762	1,092
Current portion of lease liabilities	7,477	6,941
Current portion of long-term debt	16,295	14,767
Total current liabilities	267,632	280,303
Long - term liabilities
Lease liabilities	63,345	64,925
Long-term debt	144,175	148,493
Convertible debentures payable	84,267	86,428
Deferred tax liabilities, net	1,943	3,748
Other liabilities	626	855
Total liabilities	561,988	584,752
Commitments and contingencies (refer to Note 19)
Stockholders' equity
Common stock ($0.0001 par value; 1,416,000,000 common shares authorized; 1,118,291,159 and 1,060,678,745 common shares issued and outstanding, respectively)	111	106
Treasury Stock (3,213,914 and 2,004,218 treasury shares issued and outstanding, respectively)	—	—
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Additional paid-in capital	6,431,410	6,401,657
Accumulated other comprehensive loss	(43,230)	(43,063)
Accumulated deficit	(4,847,548)	(4,847,226)
Total Tilray Brands, Inc. stockholders' equity	1,540,743	1,511,474
Non-controlling interests	(20,085)	(21,899)
Total stockholders' equity	1,520,658	1,489,575
Total liabilities and stockholders' equity	$2,082,646	$2,074,327

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended
	August 31,	August 31,
	2025	2024
Net revenue	$209,501	$200,044
Cost of goods sold	152,032	140,338
Gross profit	57,469	59,706
Operating expenses:
General and administrative	41,053	44,113
Selling	12,923	11,690
Amortization	3,929	21,804
Marketing and promotion	10,155	11,566
Research and development	41	105
Change in fair value of contingent consideration	(15,000)	—
Litigation costs, net of recoveries	1,007	1,595
Restructuring costs	869	4,247
Transaction costs (income), net	400	1,156
Total operating expenses	55,377	96,276
Operating income (loss)	2,092	(36,570)
Interest expense, net	(6,696)	(9,842)
Non-operating income (expense), net	3,832	12,646
Loss before income taxes	(772)	(33,766)
Income tax expense (recovery), net	(2,285)	886
Net income (loss)	$1,513	$(34,652)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(322)	(39,165)
Non-controlling interests	1,835	4,513
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	(188)	4,160
Comprehensive income (loss)	$1,325	$(30,492)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(489)	(35,543)
Non-controlling interests	1,814	5,051
Weighted average number of common shares - basic	1,060,271,899	875,444,828
Weighted average number of common shares - diluted	1,060,271,899	875,444,828
Net loss per share - basic	$(0.00)	$(0.04)
Net loss per share - diluted	$(0.00)	$(0.04)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

						Accumulated
	Number of		Number of		Additional	other		Non-
	common	Common	treasury	Treasury	paid-in	comprehensive	Accumulated	controlling
	shares	Stock	shares	stock	capital	loss	Deficit	interests	Total
Balance at May 31, 2024	831,925,373	$83	—	$—	$6,146,810	$(43,499)	$(2,660,488)	$272	$3,443,178
Share issuance - At-the-Market (“ATM”) program	36,693,307	4	—	—	66,468	—	—	—	66,472
Share issuance - RSUs exercised	6,823,140	1	—	—	(1)	—	—	—	—
Share issuance - options exercised	3,008	—	—	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(2,661)	—	—	—	(2,661)
Stock-based compensation	—	—	—	—	6,917	—	—	—	6,917
Comprehensive income (loss) for the period	—	—	—	—	—	3,622	(39,165)	5,051	(30,492)
Balance at August 31, 2024	875,444,828	$88	—	$—	$6,217,533	$(39,877)	$(2,699,653)	$5,323	$3,483,414

Balance at May 31, 2025	1,060,678,745	$106	(2,004,218)	$—	$6,401,657	$(43,063)	$(4,847,226)	$(21,899)	$1,489,575
Share issuance - At-the-Market (“ATM”) program	34,443,799	3	—	—	22,488	—	—	—	22,491
Share issuance - Repurchase of TLRY 27 convertible note	12,591,816	1	(1,209,696)	—	4,799	—	—	—	4,800
Share issuance - Settlement of equity component of TLRY 27 convertible note	—	—	—	—	(1,158)	—	—	—	(1,158)
Share issuance - RSUs exercised	10,576,799	1	—	—	(1)	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(1,427)	—	—	—	(1,427)
Stock-based compensation	—	—	—	—	5,052	—	—	—	5,052
Comprehensive income (loss) for the period	—	—	—	—	—	(167)	(322)	1,814	1,325
Balance at August 31, 2025	1,118,291,159	$111	(3,213,914)	$—	$6,431,410	$(43,230)	$(4,847,548)	$(20,085)	$1,520,658

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the three months ended
	August 31,	August 31,
	2025	2024
Cash provided by (used in) operating activities:
Net income (loss)	$1,513	$(34,652)
Adjustments for:
Deferred income tax (recovery) expense, net	(2,285)	382
Unrealized foreign exchange gain	(2,328)	(5,602)
Amortization	15,561	31,814
Accretion of convertible debt discount	1,976	3,067
Unrealized loss on digital assets	8	—
Other non-cash items	282	729
Stock-based compensation	5,052	6,917
Gain on long-term investments	(39)	(499)
Loss (gain) on derivative instruments	3,670	(696)
Change in fair value of contingent consideration	(15,000)	—
Change in non-cash working capital:
Accounts receivable	14,414	(2,342)
Prepaids and other current assets	(7,133)	(13,570)
Inventory	(11,905)	(12,383)
Accounts payable and accrued liabilities	(5,127)	(8,472)
Net cash used in operating activities	(1,341)	(35,307)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(9,523)	(6,736)
Proceeds from disposal of capital and intangible assets	293	28
Investment in digital assets	(1,000)	—
Disposal (purchase) of marketable securities, net	34,697	(42,687)
Net cash provided by (used in) investing activities	24,467	(49,395)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	22,491	66,472
Repayment of long-term debt	(2,653)	(4,791)
Repayment of convertible debt	—	(330)
Repayment of lease liabilities	(994)	(862)
Net decrease in bank indebtedness	1,004	101
Net cash provided by financing activities	19,848	60,590
Effect of foreign exchange on cash and cash equivalents	188	958
Net increase (decrease) in cash and cash equivalents	43,162	(23,154)
Cash and cash equivalents, beginning of period	221,666	228,340
Cash and cash equivalents, end of period	$264,828	$205,186

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements reflect the accounts of the Company for the quarterly period ended August 31, 2025 (the “Financial Statements”). The Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements (the “Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2025 (the “Annual Report”). These Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full fiscal year.

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

All amounts in the Financial Statements, and the accompanying notes and tables have been rounded to the nearest thousand, except par values and per share amounts, and unless otherwise indicated.

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

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss attributable to Tilray shareholders is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three months ended  August 31, 2025 and  August 31, 2024, the dilutive potential common share equivalents outstanding consisted of the following: 52,107,218 and 23,411,577 common shares from RSUs, 3,032,011 and 3,359,144 common shares from share options, 6,209,000 and 6,209,000 common shares for warrants and 37,664,780 and 64,971,746 common shares for convertible debentures, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis. ASU 2023-09 is effective for the Company beginning with its fiscal year ended  May 31, 2026 and will be disclosed in the Financial Statements reported in our Annual Report on Form 10-K filed with the SEC for such period. The Company is in the process of evaluating the impact of the financial statement disclosure requirement.

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

New accounting pronouncements recently adopted

In  November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted ASU 2024-04 beginning  June 1, 2025, however, it did not have any impact on our unaudited interim consolidated financial statements.

Digital Assets

In December 2023, FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires certain crypto assets to be measured at fair value separately on the balance sheet with gains and losses from changes in the fair value reported as unrealized gains or losses in the consolidated statement of income (loss) and comprehensive income (loss) each reporting period. ASU 2023-08 also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. In conjunction with the acquisition of digital assets during the fiscal quarter ended August 31, 2025, the Company adopted and applied ASU-2023-08 henceforth.

The Company's digital assets are initially recorded at cost, and are subsequently measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices in its principal market for Bitcoin (Level 1). Changes in fair value are recognized as incurred in the Company's consolidated statement of income (loss) and comprehensive income (loss), as “Unrealized (gain) loss on digital assets,” within non-operating (income) and expenses, net.

Note 2. Inventory

Inventory consisted of the following:

	August 31,	May 31,
	2025	2025
Beverage inventory	$70,622	$63,965
Cannabis plants	27,033	24,045
Dried cannabis	106,653	103,507
Cannabis derivatives	4,481	7,877
Cannabis vapes	1,892	1,860
Packaging and other inventory items	14,508	15,366
Distribution inventory	44,450	38,735
Wellness inventory	13,148	15,527
Total	$282,787	$270,882

Note 3. Capital assets

Capital assets consisted of the following:

	August 31,	May 31,
	2025	2025
Land	$45,122	$44,529
Production facilities	416,605	407,650
Equipment	278,584	280,585
Leasehold improvements	20,415	20,415
Finance lease, right-of-use assets	40,019	40,308
Construction in progress	11,190	11,241
	$811,935	$804,728
Less: accumulated amortization	(251,778)	(236,295)
Total	$560,157	$568,433

Assets held for sale consisted of the following:

	August 31,	May 31,
	2025	2025
Production facilities	$5,800	$5,800
Total	$5,800	$5,800

As of August 31, 2025, the Company classified the Fort Collins, CO partially vacant warehouse facility from its Cannabis reporting segment as held for sale. The Company expects the sale of the asset to be completed during the fiscal year ended May 31, 2026.

Note 4. Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		August 31,	May 31,
	Classification on Balance Sheet	2025	2025
Assets
Finance lease, right-of-use assets	Capital assets	$40,019	$40,308
Operating lease, right-of-use assets	Operating lease, right-of-use assets	21,003	22,279
Total right-of-use assets		$61,022	$62,587
Liabilities
Current:
Current portion of finance lease liabilities	Current portion of lease liabilities	$1,582	$1,560
Current portion of operating lease liabilities	Current portion of lease liabilities	5,895	5,381
Non-current:
Finance lease liabilities	Lease liabilities	43,965	44,295
Operating lease liabilities	Lease liabilities	19,380	20,630
Total lease liabilities		$70,822	$71,866

The following table presents the future undiscounted payments associated with lease liabilities as of August 31, 2025:

	Operating	Finance
	leases	leases
2026 (remaining nine months)	$5,902	$3,388
2027	6,931	4,518
2028	5,916	4,518
2029	2,941	4,370
Thereafter	10,647	66,694
Total minimum lease payments	$32,337	$83,488
Imputed interest	(7,062)	(37,941)
Obligations recognized	$25,275	$45,547

Note 5. Intangible Assets

Intangible assets consisted of the following items:

	Customer relationships & distribution channel	Licenses, permits & applications	Intellectual property, trademarks, knowhow & brands	August 31,
				2025
Cost	$2,409	$15,047	$16,381	$33,837
Costs of impaired assets	444,208	367,022	452,530	1,263,760
Gross carrying amounts	446,617	382,069	468,911	1,297,597
Accumulated amortization	(41)	(5,544)	(3,079)	(8,664)
Accumulated impairment losses	(444,208)	(367,022)	(452,530)	(1,263,760)
Total	$2,368	$9,503	$13,302	$25,173

	Customer relationships & distribution channel	Licenses, permits & applications	Non-compete agreements	Intellectual property, trademarks, knowhow & brands	May 31,
					2025
Cost	$610,240	$387,238	$12,449	$618,514	$1,628,441
Accumulated amortization	(166,032)	(9,693)	(12,449)	(155,084)	(343,258)
Accumulated impairment losses	(444,208)	(367,022)	—	(452,530)	(1,263,760)
Total	$—	$10,523	$—	$10,900	$21,423

Licenses, permits & applications are predominantly comprised of multi-period sponsorship rights.

Expected future amortization expense for intangible assets as of  August 31, 2025 is as follows:

Amortization
2026 (remaining nine months)	$5,737
2027	7,649
2028	4,085
2029	2,897
2030	2,897
Thereafter	1,908
Total	$25,173

Note 6. Goodwill

The following table shows the carrying amount of goodwill by reporting units:

August 31,
2025
Cannabis Goodwill	$2,640,669
Accumulated impairment losses	(1,897,431)
Effect of foreign exchange	9,112
Total	$752,350

	Reporting Unit				May 31,
	Beverage	Cannabis	Wellness	Distribution	2025
Goodwill	$120,802	$2,640,669	$77,470	$4,458	$2,843,399
Accumulated impairment losses	(120,802)	(1,897,431)	(68,186)	(4,235)	(2,090,654)
Effect of foreign exchange	—	9,112	(9,284)	(223)	(395)
Total	$—	$752,350	$—	$—	$752,350

Note 7. Business acquisitions

Acquisition of Craft Beverage Business Portfolio II

Effective   September 1, 2024, the Company acquired four craft beer brands and breweries from Molson Coors Beverage Company (“Molson”) including Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing (the “Craft Acquisition II”). The purpose of the acquisition was to continue broadening Tilray's beverage brand strategy. In consideration for the acquisition, the Company paid a total purchase price of $22,979 in cash, which was subject to certain customary post-closing working capital adjustments.

The table below summarizes the fair value of the assets acquired and the liabilities assumed for the Craft Acquisition II at the effective acquisition date as follows:

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

In the event that the Craft Acquisition II had occurred on June 1, 2024, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil for the three months ended August 31, 2025 and approximately $13,700 for the three months ended August 31, 2024, respectively, and its consolidated net income and comprehensive net income would have increased by approximately $nil for the three months ended August 31, 2025 and approximately $4,000 for the three months ended August 31, 2024, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition II.

Note 8. Long term investments

Long term investments consisted of the following:

	August 31,	May 31,
	2025	2025
Equity investments measured at fair value	$2,012	$1,972
Equity investments under measurement alternative	8,160	8,160
Total	$10,172	$10,132

As of August 31, 2025 and May 31, 2025, included within equity investment under measurement alternative is an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization valued at $8,160. See Note 24 (Financial risk management and financial instruments).

Note 9. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of August 31, 2025, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit in the amounts of €7,000 and €500. These lines bear interest at Euro Short-Term Rate (“ESTR”) plus 2.50% and Euro Interbank Offered Rate (“EURIBOR”) plus 4.00%, respectively. As of August 31, 2025, a total of €7,459 ($8,185) was drawn down from the total available credit of €7,500. The operating line of credit for €7,000 is secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn, Germany production facility and underlying real property. The operating line of credit for €500 is unsecured.

On  July 25, 2025, the Company’s wholly-owned subsidiary, American Beverage Crafts Group Inc. (“ABC Group”), formerly known as Four Twenty Corporation, finalized its fifth amendment (the “Amendment”) to that certain Credit Agreement dated as of  June 30, 2023 (the “ABC Group Credit Agreement”) by and among the Borrower, Bank of America, N.A., in its capacity as Administrative Agent, and certain other guarantors and lenders party thereto. Specifically, the Amendment amended and restated the ABC Group Credit Agreement to provide for the contribution of the Manitoba Harvest entities’ equity to the Borrower as additional collateral.  Additionally, the Amendment added financial covenants for (i) minimum consolidated trailing-twelve-months EBITDA for each of the four quarters, beginning  May 31, 2025 and (ii) minimum liquidity. ABC Group has a revolving credit facility of $25,000, which bears interest at SOFR plus an applicable margin. As of   August 31, 2025, the Company has drawn $nil on the revolving line of credit.

Note 10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	August 31,	May 31,
	2025	2025
Trade payables	$110,802	$107,348
Accrued liabilities	91,993	103,260
Litigation accruals	12,021	12,431
Accrued payroll and employment related taxes	2,796	1,436
Income taxes payable	1,038	58
Accrued interest	2,677	4,193
Sales taxes payable	9,586	6,596
Total	$230,913	$235,322

Note 11. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	August 31,	May 31,
	2025	2025
Term loan - C$53,000 - Canadian prime plus an applicable margin, 3-year term, with a 10-year amortization, repayable in equal quarterly payments due in February 2028	$38,690	$38,690
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	11,222	11,501
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	9,127	9,354
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	125	157
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	1,988	2,020
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	2,437	2,546
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 to $69, due in October 2030	19,233	19,418
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $2,250 due in June 2028	78,750	80,438
Carrying amount of long-term debt	161,572	164,124
Unamortized financing fees	(1,102)	(864)
Net carrying amount	160,470	163,260
Less principal portion included in current liabilities	(16,295)	(14,767)
Total non-current portion of long-term debt	$144,175	$148,493

Note 12. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	August 31,	May 31,
	2025	2025
5.20% Convertible Notes ("TLRY 27")	$84,267	$86,428
Deduct - current portion	—	—
Total convertible debentures payable, non current portion	$84,267	$86,428

TLRY 27 Notes

	August 31,	May 31,
	2025	2025
5.20% Contractual debenture	$172,500	$172,500
Debt settlement	(72,500)	(67,500)
Unamortized discount	(15,733)	(18,572)
Net carrying amount	$84,267	$86,428

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

The TLRY 27 Notes are now redeemable, in whole and not in part, at Tilray’s option at any time on or after   June 20, 2025 at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price of Tilray’s Common Stock exceeds 130% of the conversion price for a specified period of time. If certain corporate events that constitute a fundamental change occur, then, subject to a limited exception, noteholders  may require Tilray to repurchase their TLRY 27 Notes for cash. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In connection with the Company’s offering of the TLRY 27 Notes, the Company entered into a share lending agreement with an affiliate of Jefferies LLC (the “Share Borrower”), pursuant to which it lent to the Share Borrower 38,500,000 shares of the Company’s Common Stock (the “Borrowed Shares”). The Borrowed Shares were newly-issued shares, will be held as treasury shares until the expiration or early termination of the share lending agreement and may be used by purchasers of the TLRY 27 Notes to sell up to 38,500,000 shares of the Company’s Common Stock. The fair value of the share lending agreement has been recorded as part of the unamortized discount on the debenture. The Company expects that the selling stockholders will use their position created by such sales to establish their initial hedge with respect to their investments in the TLRY 27 Notes. The Company did not receive any proceeds from the sale of the Borrowed Shares.

During the three months ended August 31, 2025, the Company exchanged an aggregate $5,000 of its TLRY 27 Notes for cancellation, by issuing 12,591,816 shares of Common Stock and paying $6 in cash to settle accrued interest. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $1,158 reduction of additional paid-in capital in the Consolidated Statements of Stockholders’ Equity. Additionally, this repurchase resulted in a gain of $495 which was recorded in other non-operating (losses) gains, net as shown in Note 23 (Non-operating income (expense)). Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by 1,209,696 shares which were then returned as Treasury Stock. As of  August 31, 2025 and May 31, 2025, a total of 22,318,841 and 23,434,783 shares remained outstanding under the share lending arrangement, respectively.

During the three months ended August 31, 2025, the Company recognized interest expense of $1,367 and accretion of amortized discount interest of $1,976. During the three months ended August 31, 2024, the Company recognized interest expense of $2,243 and accretion of amortized discount interest of $3,067.

As of  August 31, 2025, there was $100,000 principal outstanding compared to $105,000 principal outstanding as of  May 31, 2025 under the TLRY 27 Notes.

Note 13. Warrant liability

As of August 31, 2025 and May 31, 2025, there were 6,209,000 warrants outstanding, with an original exercise price of $5.95 per warrant, expiring September 17, 2025. Each warrant is exercisable for one share of Common Stock of the Company.

The warrants contain anti-dilution price protection features, which adjust the exercise price of the warrants if the Company subsequently issues Common Stock at a price lower than the exercise price of the warrants. In the event additional warrants or convertible debt are issued with a lower and/or variable exercise price, the exercise price of the warrants will be adjusted accordingly. During the three months ended August 31, 2025, the Company issued shares of its Common Stock which triggered the anti-dilution price protection feature and, accordingly, lowered the exercise price of each warrant to $0.38. These warrants are classified as liabilities as they are to be settled in registered shares, and the registration statement is required to be active, unless such shares may be subject to an applicable exemption from registration requirements. The holders, at their sole discretion, may elect to affect a cashless exercise, and be issued exempt securities in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended. In the event the Company does not maintain an effective registration statement, the Company may be required to pay a daily cash penalty equal to 1% of the number of shares of Common Stock due to be issued multiplied by any trading price of the Common Stock between the exercise date and the share delivery date, as selected by the holder. Alternatively, the Company may deliver registered Common Stock purchased by the Company in the open market. The Company may also be required to pay cash if it does not have sufficient authorized shares to deliver to the holders upon exercise.

Using the Black Scholes pricing model (Level 3), the Company has estimated the fair value of the warrants outstanding as of  August 31, 2025 to be $1.00 per warrant. In applying the Black Scholes pricing model (Level 3), the Company utilized the following assumptions: a risk-free interest rate of 2.64%, an expected volatility of 50%, an expected term of 0.05 years, strike price of $0.38 and fair value of Common Stock of $1.38.  See Note 26 (Subsequent events) as all outstanding warrants were exercised after the period.

Expected volatility is based on both historical and implied volatility of the Company’s common stock.

Note 14. Stockholders' equity

Issued and outstanding

Pursuant to its Fifth Amended and Restated Certificate of Incorporation, the total number of shares that the Company is authorized to issue is 1,426,000,000 shares, of which 1,416,000,000 shares are Common Stock (the “Common Stock”), and 10,000,000 shares of which are Preferred Stock (the “Preferred Stock”). As of  August 31, 2025, the Company had issued and outstanding 1,118,291,159 shares of Common Stock, 3,213,914 shares of Treasury Stock (the “Treasury Stock”) and no Preferred Stock. Historically, the Company has issued shares of its Common Stock in consideration for acquisitions and other strategic transactions, settlement of convertible notes, settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the three months ended August 31, 2025, the Company issued the following shares of Common Stock:

a)

34,443,799 shares of Common Stock pursuant to its At-the-Market (“ATM”) program, which generated gross proceeds of $23,044 and net proceeds of $22,491, after deducting $553 in commissions and other fees associated with these issuances.

b)

12,591,816 shares of Common Stock in the amount of $4,800 to exchange the aggregate principal of $5,000 of its TLRY 27 Notes for cancellation. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $1,158 reduction of additional paid-in capital. Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by approximately 1,209,696 shares which were then returned as Treasury Stock, see Note 12 (Convertible debentures payable).

c)	10,576,799 shares of Common Stock in connection with the exercise of previously awarded stock-based compensation awards.

During the three months ended August 31, 2025, the Company granted 44,802,378 time-based Restricted Stock Units (“RSUs”), and nil performance-based RSUs.

During the fiscal year ended May 31, 2024, the Company issued 7,566,146 performance-based RSUs. These RSUs were not considered granted for accounting purposes at the time of issuance, as the performance conditions had not yet been established or approved and no amounts have been recorded within the Consolidated Statement of Income (Loss).

The Company's total stock-based compensation expense from RSUs incurred for the three months ended August 31, 2025 was $5,052, compared to $6,917 for the three months ended  August 31, 2024, respectively.

Note 15. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation gain (loss) as follows:

Total
Foreign
currency
translation
gain (loss)
Balance May 31, 2024	$(43,499)
Other comprehensive income (loss)	3,622
Balance August 31, 2024	$(39,877)

Balance May 31, 2025	$(43,063)
Other comprehensive income (loss)	(167)
Balance August 31, 2025	$(43,230)

Note 16. Non-controlling interests

The following are majority-owned subsidiaries of the Company and the percentage of ownership interest maintained by the Company is set forth in the parenthetical: Aphria Diamond (51%), and Colcanna S.A.S. (90%).

The following table provides a summary of certain balance sheet information before intercompany eliminations relating to the above-referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest as of August 31, 2025:

	Aphria	ColCanna	August 31,
	Diamond	S.A.S.	2025
Current assets	$90,684	$5	$90,689
Non-current assets	112,250	3,485	115,735
Current liabilities	(128,471)	(7,036)	(135,507)
Non-current liabilities	(31,408)	(1,442)	(32,850)
Net assets	$43,055	$(4,988)	$38,067

The following table provides a summary of certain balance sheet information before intercompany eliminations relating to the above-referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest as of May 31, 2025:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2025
Current assets	$—	$—	$83,390	$20	$83,410
Non-current assets	—	—	114,677	3,348	118,025
Current liabilities	—	—	(126,986)	(6,953)	(133,939)
Non-current liabilities	—	—	(31,720)	(1,442)	(33,162)
Net assets	$—	$—	$39,361	$(5,027)	$34,334

The following table provides a summary of certain income statement information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest for the three months ended August 31, 2025:

	Aphria	ColCanna	August 31,
	Diamond	S.A.S.	2025
Revenue	$18,102	$—	$18,102
Total expenses	13,497	(186)	13,311
Net (loss) income	4,605	186	4,791
Other comprehensive (loss) income	(911)	(147)	(1,058)
Net comprehensive (loss) income	$3,694	$39	$3,733
Non-controlling interest %	49%	10%	NA
Comprehensive (loss) income attributable to NCI	1,810	4	1,814
Net comprehensive (loss) income attributable to NCI	$1,810	$4	$1,814

The following table provides a summary of certain income statement information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest for the three months ended August 31, 2024:

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

The Company reported income tax recovery of $2,285 for the three months ended August 31, 2025, and income tax expense of $886 for the three months ended August 31, 2024. The income tax benefit in the current period varies from the US statutory income tax rate and prior year period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 18. Commitments and contingencies

Purchase and other commitments

The Company has financial commitments on long-term debt, refer to Note 11 (Long-term debt), convertible notes, refer to Note 12 (Convertible debentures payable), material purchase commitments inclusive of multi-period sponsorship rights and construction commitments as follows:

	Total	2026	2027	2028	2029	Thereafter
Long-term debt repayment	$161,572	$16,295	$16,241	$96,436	$3,531	$29,069
Convertible debentures payable	100,000	—	—	100,000	—	—
Material purchase obligations	73,691	41,073	26,580	6,038	—	—
Construction commitments	888	888	—	—	—	—
Total	$336,151	$58,256	$42,821	$202,474	$3,531	$29,069

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

There have been no material changes in the legal proceedings since our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

Summary of litigation accruals

As described in Note 10 (Accounts payable and accrued liabilities), the total estimated litigation expense accrual included in accrued liabilities as of  August 31, 2025 and May 31, 2025 was $12,021 and $12,431, respectively. This estimated accrual is intended to cover various ongoing litigation matters with probable losses that can be reasonably estimated.

Note 19. Net revenue

The Company reports Net revenue in four reporting segments: beverage, cannabis, distribution, and wellness. Net revenue for the three months ended August 31, 2025 and August 31, 2024 were as follows:

	For the three months ended
	August 31,	August 31,
	2025	2024
Beverage revenue	$58,512	$59,163
Beverage excise taxes	(2,773)	(3,191)
Net beverage revenue	55,739	55,972
Cannabis revenue	87,735	81,194
Cannabis excise taxes	(23,224)	(19,945)
Net cannabis revenue	64,511	61,249
Distribution revenue	74,007	68,071
Wellness revenue	15,244	14,752
Total	$209,501	$200,044

Note 20. Cost of goods sold

The Company reports Cost of goods sold in four reporting segments: beverage, cannabis, distribution, and wellness. Cost of goods sold for the three months ended August 31, 2025 and August 31, 2024 were as follows:

	For the three months ended
	August 31,	August 31,
	2025	2024
Beverage costs	34,413	$33,050
Cannabis costs	41,241	37,054
Distribution costs	66,008	60,138
Wellness costs	10,370	10,096
Total	$152,032	$140,338

Note 21. General and administrative expenses

General and administrative expenses for the three months ended August 31, 2025 and August 31, 2024 were as follows:

	For the three months ended
	August 31,	August 31,
	2025	2024
Salaries and wages	$21,736	21,567
Office and general	8,697	9,260
Stock-based compensation	5,052	6,917
Insurance	2,393	2,455
Professional fees	1,218	1,178
Gain on sale of capital assets	(241)	(26)
Travel and accommodation	1,312	1,493
Rent	886	1,269
Total	$41,053	$44,113

Note 22. Restructuring charges

In connection with the integration of certain acquisitions and strategic transactions, the Company has incurred restructuring and exit costs in the amount of $869 for the three months ended August 31, 2025, compared to $4,247 for the prior year period. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed or otherwise incurred.

Within the Cannabis segment, during the three months ended August 31, 2025, the Company recognized $692 of expenses related to employee termination severance and benefits associated with the reorganization of the Canadian cannabis commercial function. Additionally, the Company recognized $177 of restructuring charges related to our decision to exit the New Zealand medical cannabis market announced during the fiscal year ended  May 31, 2025.

During the fiscal year ended May 31, 2025, the Company accrued $8,500 of restructuring charges related to the closure of Hop Valley and other Project 420 initiatives within the Beverage segment, of which $1,249 was recognized in the three months ended August 31, 2025 thereby, reducing the accrual to $7,251.

Note 23. Non-operating income (expense), net

Non-operating income (expense), net for the three months ended August 31, 2025 and August 31, 2024 were as follows:

	For the three months ended
	August 31,	August 31,
	2025	2024
Change in fair value of warrant liability	(3,670)	696
Foreign exchange gain (loss)	6,928	11,881
(Loss) gain on long-term investments	39	(39)
Unrealized loss on digital assets	(8)	—
Other non-operating (losses) gains, net	543	108
Total	$3,832	$12,646

The other non-operating losses (gains), net for the three months ended August 31, 2025, were losses of $543 which was mainly comprised of the $495 gain resulting from the exchange transaction of the TLRY 27 Note, as described in Note 12 (Convertible debentures payable).

Note 24. Financial risk management and financial instruments

Financial instruments

The Company's classification of its financial instruments is described in Note 3 (Significant accounting policies) in the Notes to our Annual Financial Statements.

The carrying values of marketable securities, accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

On  August 31, 2025 and  May 31, 2025, the Company had long-term debt of $2,437 and $2,546, respectively, and the principal portion of convertible debentures payable of $100,000 and $105,000, respectively, subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2025 and  May 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				August 31,
	Level 1	Level 2	Level 3	2025
Financial assets
Cash and cash equivalents	$264,828	$—	$—	$264,828
Equity investments measured at fair value	995	1,017	8,160	10,172
Digital assets	992	—	—	992
Financial liabilities
Warrant liability	—	—	(4,762)	(4,762)
Contingent consideration	—	—	—	—
Total recurring fair value measurements	$266,815	$1,017	$3,398	$271,230

				May 31,
	Level 1	Level 2	Level 3	2025
Financial assets
Cash and cash equivalents	$221,666	$—	$—	$221,666
Marketable securities	34,697	—	—	34,697
Equity investments measured at fair value	909	1,063	8,160	10,132
Financial liabilities
Warrant liability	—	—	(1,092)	(1,092)
Contingent consideration	—	—	(15,000)	(15,000)
Total recurring fair value measurements	$257,272	$1,063	$(7,932)	$250,403

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, digital assets, acquisition-related contingent consideration, and warrant liability.

During the three months ended August 31, 2025, the Company purchased 9.16 units of Bitcoin. Digital assets recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1. The following table presents the Company’s digital asset holdings as of August 31, 2025:

	Quantity	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)
Bitcoin	9.16	$1,000	$992	$(8)
Total digital assets	9.16	$1,000	$992	$(8)

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

A portion of the consideration to be paid in connection with the Company’s acquisition of Montauk Brewing Company (“Montauk”) is contingent upon the achievement of certain financial measures as of December 2025. If achieved, such contingent consideration is payable in cash.  During the three months ended August 31, 2025, the contingent consideration amount was estimated by applying a probability of achievement of 0% on the $15,000 sales earn-out component and 0% on the remaining criteria, which is not expected to be achieved and as such resulted in a corresponding change in fair value of $15,000 for the contingent consideration liability recognized. During the three months ended  August 31, 2024, the contingent consideration amount was estimated by applying a probability of achievement of 100% on the $15,000 sales earn-out component and 0% on the remaining criterion, which is not expected to be achieved. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows for the period ended  August 31, 2025:

	Equity	Warrant	Contingent
	Investments	Liability	Consideration
Balance, May 31, 2025	$8,160	$(1,092)	$(15,000)
Unrealized gain (loss) on fair value	—	(3,670)	15,000
Balance, August 31, 2025	$8,160	$(4,762)	$—

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows for the period ended  August 31, 2024:

					APHA 24
	Convertible	Equity	Warrant	Contingent	Convertible
	notes receivable	Investments	Liability	Consideration	Debt
Balance, May 31, 2024	$32,000	$5,500	$(3,253)	$(15,000)	$(330)
Additions/(Repayments)	—	—	—	—	330
Unrealized gain (loss) on fair value	—	—	696	—	—
Balance, August 31, 2024	$32,000	$5,500	$(2,557)	$(15,000)	$—

The unrealized gain (loss) on fair value for the convertible debenture, the warrant liability, contingent consideration, and debt securities classified under available-for-sale method is recognized in the consolidated statements of loss and comprehensive loss using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
Warrant liability	Black-Scholes	Volatility,	50%
		expected life (in years)	0.05
Contingent consideration	Discounted cash flows	Probability of achievement	0%
Equity investments	Discounted cash flows	Probability of achievement	70%

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

Note 25. Segment reporting

Our Company’s Chief Operating Decision Maker (“CODM”) is the Chairman of the Board of Directors and Chief Executive Officer. The CODM uses segment gross profit for the purpose of resource allocation, assessment of segment performance against determined targets, and in deciding whether to implement cost saving targets. The Company operates in four segments. 1) cannabis operations, which encompasses the production, distribution, sale, co-manufacturing and advisory services of both medical and adult-use cannabis, as well as, produce operations which are managed by the cannabis team, 2) beverage operations, which encompasses the production, marketing and sale of beverage products, 3) distribution operations, which encompasses the purchase and resale of pharmaceuticals products to customers, and 4) wellness products, which encompasses wellness and better-for-you foods and beverages. This structure is in line with how our CODM assesses our performance and allocates resources.

Operating segments have not been aggregated and no asset information is provided for the segments because the Company’s CODM does not receive asset information by segment on a regular basis.

The following tables reconcile the Company’s segment gross profit to consolidated U.S. GAAP results:

	For the three months ended
	August 31,	August 31,
	2025	2024
Beverage
Net beverage revenue	$55,739	$55,972
Beverage costs	34,413	33,050
Beverage gross profit	21,326	22,922
Cannabis
Net cannabis revenue	64,511	61,249
Cannabis costs	41,241	37,054
Cannabis gross profit	23,270	24,195
Distribution
Distribution revenue	74,007	68,071
Distribution costs	66,008	60,138
Distribution gross profit	7,999	7,933
Wellness
Wellness revenue	15,244	14,752
Wellness costs	10,370	10,096
Wellness gross profit	4,874	4,656
Total
Total revenue	209,501	200,044
Total costs	152,032	140,338
Total gross profit	$57,469	$59,706

Segment costs are comprised of cost of goods sold, which include product costs, salaries and an allocation of overhead costs.

The following table reconciles the total segment gross profit to the Company’s consolidated totals:

	For the three months ended
	August 31,	August 31,
	2025	2024
Gross profit	$57,469	$59,706
Operating expenses:
General and administrative	41,053	44,113
Selling	12,923	11,690
Amortization	3,929	21,804
Marketing and promotion	10,155	11,566
Research and development	41	105
Change in fair value of contingent consideration	(15,000)	—
Litigation costs, net of recoveries	1,007	1,595
Restructuring costs	869	4,247
Transaction costs (income), net	400	1,156
Total operating expenses	55,377	96,276
Operating income (loss)	2,092	(36,570)
Interest expense, net	(6,696)	(9,842)
Non-operating income (expense), net	3,832	12,646
Loss before income taxes	(772)	(33,766)
Income tax expense (recovery), net	(2,285)	886
Net income (loss)	$1,513	$(34,652)

Channels of Cannabis revenue were as follows:

	For the three months ended
	August 31,	August 31,
	2025	2024
Revenue from Canadian medical cannabis	$6,146	$6,261
Revenue from Canadian adult-use cannabis	64,067	57,235
Revenue from wholesale cannabis	4,155	5,507
Revenue from international cannabis	13,367	12,191
Less excise taxes	(23,224)	(19,945)
Total	$64,511	$61,249

Geographic net revenue:

	For the three months ended
	August 31,	August 31,
	2025	2024
USA	$63,961	$63,880
Canada	58,167	55,905
EMEA	85,253	77,672
Rest of World	2,120	2,587
Total	$209,501	$200,044

Geographic capital assets:

	August 31,	May 31,
	2025	2025
USA	$195,436	$200,003
Canada	262,114	267,458
EMEA	99,109	97,371
Rest of World	3,498	3,601
Total	$560,157	$568,433

Major customers are defined as customers that are materially significant to the Company’s annual revenues. For the three months ended August 31, 2025 and 2024, there were no major customers representing a material contribution to our quarterly revenues.

Note 26. Subsequent Events

Between September 5 and 15, 2025, certain holders elected to exercise an aggregate of 6,209,000 of the Company’s issued and outstanding warrants in accordance with their terms.  Pursuant to the exercise of such warrants, Tilray received $2,108 of cash consideration and delivered 6,209,000 shares of common stock to such holders.

On October 9, 2025, Tilray entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”), an Ontario corporation, pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $14,821 (the “Note”) payable by Aphria Diamond Inc. (“Aphria Diamond”). DDH is a joint venturer with Aphria Inc. (Tilray’s wholly-owned subsidiary) in Aphria Diamond. As consideration for the Note, Tilray issued 8,617,068 shares of its Common Stock to DDH.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and the related Notes thereto for the three month period ended August 31, 2025 contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, as well as  in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 and in the section entitled “Item 1A. Risk Factors” in this Form 10-Q. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

Company Overview

Tilray Brands, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company”, “Tilray”, “we”, “us” and “our”), is a leading global lifestyle consumer products company, which was incorporated on January 24, 2018 and is headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia and Latin America that is leading as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection. Tilray’s mission is to be a leading premium lifestyle company with a house of brands and innovative products that inspire joy, wellness and create memorable experiences.

Our overall strategy is to leverage our brands, infrastructure, expertise and capabilities to drive revenue growth in the industries in which we compete, achieve industry-leading profitability and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in data analytics and consumer insights, drive category management leadership and assess opportunities for the introduction of new categories, products and entries into new geographies. In addition, we are relentlessly focused on managing our cost structure and expenses in order to maintain our strong financial position. Finally, our experienced leadership team provides a strong foundation to accelerate our growth. Our management team is complemented by experienced operators, cannabis industry experts, veteran beer and beverage industry leaders and leaders that are well-established in wellness and better-for-you products, all of whom apply an innovative and consumer-centric approach to our businesses.

Trends and Other Factors Affecting Our Business

Beverage market trends:

Within the beverage category, we expect the following key trends to shape the near-term outlook in this segment:

-

Beverage Distribution. In furtherance of our strategic vision, we remain focused on enhancing our relevance within home markets on mission critical SKUs, focusing on our core brands in their core markets. Through targeted efforts, we continue to strategically optimize our portfolio mix and distribution network to refine our craft beer strategy, enhancing our relevance and focusing resources on our core markets as part of our portfolio optimization initiatives. Spring retail product resets demonstrated improvements in the distribution of our core brands and key innovation initiatives, including Shock Top, Runner’s High non-alcoholic, and SweetWater Brewing’s newly launched Day Trip and Dive Beer. We expect to begin to see the impact of these gains throughout fiscal year 2026.

-

Innovation. Recognizing the evolving consumer landscape and the burgeoning demand for alternative beverage options, we have prioritized innovation and portfolio diversification. Our recent endeavors include launching a lineup of Hemp Derived Delta-9 (HD-D9) products, Non-Alcoholic beverages, water through our Liquid Love brand, flavored malt beverages, and clean label Energy drinks. These strategic innovations underscore our commitment to offering high-quality options across a diverse range of beverage categories, positioning us for sustained growth and differentiation in the competitive beverage segment.

-

Brew Pubs. Following our recent Craft Acquisition I on September 29, 2023 and the Craft Acquisition II effective September 1, 2024, we operate 16 brew pubs including our Breckenridge Distillery restaurant in geographic regions across the U.S. that are located in close proximity to the production of our craft brands.  An important part of our strategic plan for our beverage operations centers on brew pubs to promote and showcase the distinct, regional positioning of our craft beer brands and enhance brand recognition to help drive revenue growth. We believe that our brew pub strategy allows us to curate unique small batch product offerings in targeted test markets to help drive effective product innovation.

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

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve given how nascent the industry is with federal legalization of adult-use cannabis occurring just over five years ago. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the Canadian cannabis industry:

-

Market share. During the quarter, Tilray continued to lead the Canadian market with the highest cannabis revenue in Canada. Additionally, during the quarter, we experienced a marginal increase in market share in Canada from 9.3% to 9.4% from the immediately preceding quarter as reported by Hifyre data for all provinces, excluding Quebec where Weedcrawler was deemed more accurate. The current period increase in market share reflects our strength in flower and non-infused pre-roll categories which offset our lower participation in specific categories experiencing the most price compression. Additionally, we continue to enhance our global supply chain and increase our cultivation footprint to support the growing demand for our product in both Canadian and international cannabis markets. In the meantime, we continue to opportunistically redirect certain inventories to international cannabis markets, which is expected to generate higher margin sales.

-

Price compression. Historical price compression in specific categories is expected to persist in the market, intensified by fierce competition among the approximately 1,000 Licensed Producers in Canada. The fixed impact of excise per gram, notwithstanding the decline in average selling prices, further compounds these challenges, and has promoted ongoing industry lobbying efforts.

International cannabis trends:

We are a global leader in the development, production, distribution, marketing and sale of pharmaceutical-grade medical cannabis products.  The cannabis industry in Europe is still in its early stages of development and countries within Europe are at different stages of medical and adult-use cannabis legalization. The most meaningful progress to date has been the legalization and regulation of cannabis for medical purposes, which has now taken place in more than 19 countries representing a population of more than 477 million people (Germany, UK, Italy, Poland, Netherlands, Czech Republic, Greece, Portugal, Austria, Switzerland, Denmark, Croatia, Malta, Luxembourg, Ukraine, Sweden, Norway, Türkiye, Ireland, and Israel). Beyond this, some countries have expressed a clear political ambition to legalize adult-use cannabis (Portugal and Luxembourg), some are engaging in experiments for adult-use legalization (Germany, Netherlands, Malta, Czech Republic and Switzerland) and some are debating regulations for cannabinoid-based medicine (France and Spain). In Europe, we believe that, despite continuing recessionary economic conditions, political uncertainty in various countries and the continuing Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. This is evidenced by the cannabis regulations in Germany adopted on April 1, 2024, which we believe will serve as a catalyst for continued changes in drug policy throughout Europe.  Outside of Europe and North America, the cannabis industry is also in its early stages of development with Australia representing one of the larger markets and with some Latin American countries also growing their respective medical cannabis markets, such as Argentina, Panama, Colombia and Brazil.

We continue to believe that Tilray remains uniquely positioned to maintain and gain significant market share in the markets in which we participate. We benefit from our end-to-end vertically-integrated infrastructure and well-placed investments, which are comprised of two EU-GMP cultivation facilities located in Portugal and Germany; our fully owned route-to-market encompassing sales, marketing and distribution infrastructure in Germany, Australia and Italy; a network of leading distributors who we work with in the various other countries in which we participate; and, our extensive genetics portfolio and demonstrated commitment and expertise related to the cultivation and production of high-quality, safe cannabis products.  Tilray’s International business also benefits from the depth and breadth of knowledge, experience, relationships and infrastructure we have gleaned from our leading participation and investment into the Canadian medical and adult-use markets. Tilray is proudly pioneering the effort to further understand the therapeutic value of cannabis through the guidance of its independent Medical Advisory board and through partnerships with leading research institutions globally, Tilray is currently supporting clinical trials around the world studying the efficacy of cannabis in treading various indications. We believe that these assets and attributes, combined with our ability to navigate complex regulatory environments, will continue to drive our leadership in international medical markets and allow us to successfully enter new markets as they adopt medical cannabis and potentially adult-use regulations and may also serve to support a potential U.S. participation in the event of federal legalization.

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

As the market continues to mature, we have seen increased demands and differentiation specifically with medical cannabis flowers. In response, we have launched the Tilray Craft, Redecan and Good Supply brands and related medical cannabis products, which provides the patient with a segmented portfolio of products while we continue to deliver on the trust, safety and consistency that has become expected from our Tilray Medical brand.

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

United Kingdom.  Since November 2018, doctors in the UK have been able to prescribe medical cannabis for medicinal use for patients with medical conditions that had failed to respond to first-line medications.  The market today is predominantly all self-pay and prescriptions are facilitated by private clinics.  Today, we supply the UK market with mainly whole flower products from both the Tilray Medical and Broken Coast brands through our distributor partners.

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

Italy.  In May 2023, Tilray Medical received authorization from Italy’s Ministry of Health to distribute three new medical cannabis compounds. These medical cannabis compounds are distributed by FL Group, our wholly-owned subsidiary, to pharmacies across Italy. With FL Group, we have an established broad national pharmaceutical distribution network in Italy, where medical cannabis is prescribed by doctors and reimbursed by the healthcare system to eligible patients. In 2025, Tilray has received additional cannabis flower and extract product authorizations and has formed a strategic partnership with Molteni Farmaceutici with the commitment to broaden the availability of Tilray Medical products for patients across Italy.

Australia. In 2016, the Australian Government legalized medicinal cannabis, which is regulated by the Therapeutic Goods Administration.  Medical cannabis is prescribed by a doctor but there is no coverage under the Pharmaceutical Benefits Scheme.  Tilray Medical supplies the market with wide portfolio of medical cannabis extracts as well as whole flower products. As the market continues to mature, we have seen increased demands and differentiation specifically with medical cannabis flowers. In response, we launched the Broken Coast, Redecan and Good Supply brands and products, which provides the patient with a segmented portfolio of products while we continue to deliver on the trust, safety and consistency that has become expected from our Tilray Medical brand.

Wellness market trends:

Tilray Wellness’s branded business continues to grow across brick-and-mortar retail as well as ecommerce, further establishing its leading market share position in better-for-you categories. The Company continues to focus on value-added innovation within natural and organic food and beverages across branded and ingredient sales. We continue to participate in multiple growing categories including super-seeds, better for you breakfast, better for you snacking, and natural energy drinks.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business, on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration and restructuring costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the three months ended August 31, 2025, we incurred $0.4 million of transaction expenses, as discussed further below.

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

With Craft Acquisition I and Craft Acquisition II, we capitalized on opportunities to acquire additional beverage businesses that consisted of strong brands in decline and in need of investment in order to promote growth at a significantly reduced price. To support the growth of these acquired brands and establish a clear path to profitability, we implemented Project 420, which is a comprehensive plan covering (i) SKU rationalization; (ii) Geographic rationalization; (iii) Distributor rationalization; and (iv) synergy optimization plan through which we expect to invest in the acquired brands for growth and improve profitability:

-	SKU rationalization – In response to the declining growth in the craft beer industry and consolidation of distributors, we are working with our distributors in various markets to streamline our portfolio by eliminating duplicative, lower margin and slower growth products, which has the immediate effect of reducing revenue. However, by eliminating these slower moving and lower margin SKUs, we are able to focus our attention and resources on our higher growth SKUs and the introduction of new innovation, which we expect will accelerate our revenue growth in future quarters. Going forward, we will continue to manage SKU performance within our portfolio on a “one in and one out basis” to maximize SKU productivity.

-

Geographic rationalization – On a consolidated basis, we generate sales in all states however, our brands are significantly stronger in their home markets. For example, SweetWater is located in Georgia and, as a result, its revenues are stronger in Georgia, Alabama, North Carolina and Florida, while 10 Barrel, which is located  in Oregon has stronger revenue in Oregon, Washington, Idaho and Wyoming. In away markets, like Oregon for SweetWater, and Georgia for 10 Barrel, the brands are not as strong in the away states. Our geographic rationalization works to concentrate our efforts in individual states with our strongest brands in those states. As we reduce the distribution of away markets brands in those states, we are working to increase the distribution and shelf space of home market brands. This initiative is consistent with our Regional Jewel strategy developed in conjunction with the Boston Consulting Group.

-	Distributor rationalization – As a result of our various acquisitions in the last five years, we have over 750 distributors and 975 distributor shipping locations. As a result, we are shipping to multiple distributors in the same geography as well as splitting the allocation of local brands between multiple distributors. The goal of the distributor rationalization is to reduce our distributor footprint down to between 450 and 500 distributors, concentrating those distributor’s effort on our brands and SKUs, while minimizing logistical complexities.

-

Synergy optimization plan – We previously announced a $33 million synergy plan focused on optimizing our production footprint and eliminating redundancies in manufacturing and warehouse assets. By integrating the newly acquired facilities into our existing footprint, we are optimizing capacities, utilization and better absorbing fixed overheads. This in turn is improving our gross margins. As of August 31, 2025, we have achieved $25.1 million of those savings to date. We expect to complete the synergy optimization plan in the third quarter of fiscal 2026.

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

Political and Economic Environment

Our results of operations may continue to be affected by economic, political, legislative, regulatory, legal actions, global volatility and general market disruption resulting from geopolitical tensions, such as Russia's continued incursion into Ukraine, the ongoing events in the Middle East and political uncertainty in certain countries in Europe. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, government fiscal policies, and the recent economic uncertainties resulting from certain changes in U.S. global economic policy, including changes on global trade policies can have a significant effect on operations. More specifically, there are no expected impacts on revenue from the recently enacted U.S. tariffs and foreign enacted retaliatory tariffs (“Tariffs”). From a cost perspective, we believe the recently enacted Tariffs could impact input materials such as aluminum, hops, barley, malt and vape componentry, which are partially imported but we intend to mitigate these impacts to the extent possible.

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024
Net revenue	$209,501	$200,044	$9,457	5%
Cost of goods sold	152,032	140,338	11,694	8%
Gross profit	57,469	59,706	(2,237)	(4)%
Operating expenses:
General and administrative	41,053	44,113	(3,060)	(7)%
Selling	12,923	11,690	1,233	11%
Amortization	3,929	21,804	(17,875)	(82)%
Marketing and promotion	10,155	11,566	(1,411)	(12)%
Research and development	41	105	(64)	(61)%
Change in fair value of contingent consideration	(15,000)	—	(15,000)	NM
Litigation costs, net of recoveries	1,007	1,595	(588)	(37)%
Restructuring costs	869	4,247	(3,378)	(80)%
Transaction costs (income), net	400	1,156	(756)	(65)%
Total operating expenses	55,377	96,276	(40,899)	(42)%
Operating income (loss)	2,092	(36,570)	38,662	(106)%
Interest expense, net	(6,696)	(9,842)	3,146	(32)%
Non-operating (expense) income, net	3,832	12,646	(8,814)	(70)%
Loss before income taxes	(772)	(33,766)	32,994	(98)%
Income tax expense (recovery), net	(2,285)	886	(3,171)	(358)%
Net income (loss)	$1,513	$(34,652)	$36,165	(104)%

Use of Non-GAAP Measures

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including references to:

●	adjusted gross profit (excluding purchase price allocation (“PPA”) step up) consolidated and for each reporting segment (Cannabis, Beverage, Distribution and Wellness),

●	adjusted gross margin (excluding PPA step up) consolidated and for each reporting segment (Cannabis, Beverage, Distribution and Wellness),

●	adjusted EBITDA,

●	cash and marketable securities, and

●	constant currency presentation of net revenue (by segment and consolidated).

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

	For the three months ended
	August 31,	August 31,
(in thousands of U.S. dollars)	2025	2024
Net beverage revenue	$55,739	$55,972
Net cannabis revenue	64,511	61,249
Distribution revenue	74,007	68,071
Wellness revenue	15,244	14,752
Beverage costs	34,413	33,050
Cannabis costs	41,241	37,054
Distribution costs	66,008	60,138
Wellness costs	10,370	10,096
Adjusted gross profit (excluding PPA step-up) (1)	57,469	59,881
Beverage adjusted gross margin (excluding PPA step-up) (1)	38%	41%
Cannabis adjusted gross margin (excluding PPA step-up) (1)	36%	40%
Distribution gross margin	11%	12%
Wellness gross margin	32%	32%
Adjusted EBITDA (1)	$10,181	$9,334
Cash and marketable securities (1) as at the period ended:	264,828	280,055
Working capital as at the period ended:	$433,508	432,334

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

Segment Reporting

For the three months ended August 31, 2025 and August 31, 2024, respectively, our reporting segments net revenue was comprised of net revenues from our beverage, cannabis, distribution, and wellness operations as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024
Beverage business	$55,739	$55,972	$(233)	(0)%
Cannabis business	64,511	61,249	3,262	5%
Distribution business	74,007	68,071	5,936	9%
Wellness business	15,244	14,752	492	3%
Total net revenue	$209,501	$200,044	$9,457	5%

For the three months ended August 31, 2025 and August 31, 2024, respectively, our reporting segment net revenue on a constant currency(1) basis was as follows:

	For the three months ended
	as reported in constant currency
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024
Beverage business	$55,739	$55,972	$(233)	(0)%
Cannabis business	64,049	61,249	2,800	5%
Distribution business	69,706	68,071	1,635	2%
Wellness business	15,281	14,752	529	4%
Total net revenue	$204,775	$200,044	$4,731	2%

For the three months ended August 31, 2025 and August 31, 2024, respectively, our geographic net revenue was as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024
USA	$63,961	$63,880	$81	0%
Canada	58,167	55,905	2,262	4%
EMEA	85,253	77,672	7,581	10%
Rest of World	2,120	2,587	(467)	(18)%
Total net revenue	$209,501	$200,044	$9,457	5%

For the three months ended August 31, 2025 and August 31, 2024, respectively, our geographic net revenue on a constant currency(1) basis was as follows:

	For the three months ended
	as reported in constant currency
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024
USA	$63,961	$63,880	81	0%
Canada	58,436	55,905	2,531	5%
EMEA	80,008	77,672	2,336	3%
Rest of World	2,370	2,587	(217)	(8)%
Total net revenue	$204,775	$200,044	$4,731	2%

For the three months ended August 31, 2025 and May 31, 2025, respectively, our geographic capital assets were as follows:

	August 31,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2025	2025	2025 vs. 2024
USA	$195,436	$200,003	$(4,567)	(2)%
Canada	262,114	267,458	(5,344)	(2)%
EMEA	99,109	97,371	1,738	2%
Rest of World	3,498	3,601	(103)	(3)%
Total capital assets	$560,157	$568,433	$(8,276)	(1)%

Beverage revenue

Net revenue from our Beverage segment decreased to $55.7 million for the three months ended August 31, 2025, compared to revenue of $56.0 million for the prior year period. The decrease in beverage net revenue was primarily driven by industry trends within the craft beer segment as well as our portfolio optimization efforts in connection with our ongoing Project 420 initiatives. These impacts were offset by the inclusion of sales from Craft Acquisition II, effective September 1, 2024, as the prior year fiscal quarter did not reflect this transaction.

Cannabis revenue

For the three months ended August 31, 2025 and August 31, 2024, respectively, cannabis net revenue based on market channel was as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024
Revenue from Canadian medical cannabis	$6,146	$6,261	$(115)	(2)%
Revenue from Canadian adult-use cannabis	64,067	57,235	6,832	12%
Revenue from wholesale cannabis	4,155	5,507	(1,352)	(25)%
Revenue from international cannabis	13,367	12,191	1,176	10%
Total cannabis revenue	87,735	81,194	6,541	8%
Excise taxes	(23,224)	(19,945)	(3,279)	16%
Total cannabis net revenue	$64,511	$61,249	$3,262	5%

For the three months ended August 31, 2025 and August 31, 2024, respectively, cannabis net revenue based on market channel on a constant currency(1) basis was as follows:

	For the three months ended
	as reported in constant currency
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024
Revenue from Canadian medical cannabis	$6,174	$6,261	$(87)	(1)%
Revenue from Canadian adult-use cannabis	64,359	57,235	7,124	12%
Revenue from wholesale cannabis	4,173	5,507	(1,334)	(24)%
Revenue from international cannabis	12,674	12,191	483	4%
Total cannabis revenue	87,380	81,194	6,186	8%
Excise taxes	(23,331)	(19,945)	(3,386)	17%
Total cannabis net revenue	$64,049	$61,249	$2,800	5%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis: Gross revenue from Canadian medical cannabis decreased to $6.1 million for the three months ended August 31, 2025 compared to gross revenue of $6.3 million for the prior year period. On a constant currency basis, gross revenue from Canadian medical cannabis was $6.2 million for the three months ended August 31, 2025. The decrease in gross revenue from medical cannabis, on a constant currency basis, was primarily driven by uninsured patient attrition to the adult-use recreational market, which was partially offset by new insured patient acquisition.

Revenue from Canadian adult-use cannabis: During the three months ended August 31, 2025, our gross revenue from Canadian adult-use cannabis increased to $64.1 million, compared to gross revenue of $57.2 million for the prior year period. On a constant currency basis, our gross revenue from Canadian adult-use cannabis increased to $64.4 million for the three months ended August 31, 2025. The increase in gross adult-use revenue was primarily attributed to sales growth in our flower and non-infused pre-roll categories where we have begun to see positive results from our continued innovation and enhanced cultivation capacity. Additionally, we have started to re-enter price-compressed categories that were previously margin prohibitive but are now generating positive gross margins due to our ongoing cost savings initiatives. Lastly, we have continued to invest in our cultivation footprint to support the growing demand in both the Canadian and international markets. Given the higher margin that can be earned on international cannabis sales, we may, when advantageous to do so, continue to redirect inventories to international markets, which may negatively impact Canadian adult-use sales in future periods.

Wholesale cannabis revenue: Gross revenue from wholesale cannabis decreased to $4.2 million for the three months ended August 31, 2025, compared to gross revenue of $5.5 million for the prior year period. On a constant currency basis, gross revenue from wholesale cannabis decreased to $4.2 million for the three months ended August 31, 2025. Due to the transition by many licensed producers in the Canadian market to asset-light business models, the Canadian cannabis industry has experienced a reduction in excess inventory resulting in price increases in the B2B market. As a result of this shift in market dynamics and demand, we continue to evaluate the market and may opportunistically sell into the  wholesale market where it makes sense.  Specifically, during this fiscal quarter, our wholesale cannabis revenue was lower than the prior year fiscal quarter due to our strategic decision to channel more of our volume into the other markets in which we participate.

International cannabis revenue: Net revenue from International cannabis increased to $13.4 million for the three months ended August 31, 2025, compared to net revenue of $12.2 million for the prior year period. On a constant currency basis, given the strengthening of the Euro against the U.S. Dollar when compared to the prior year quarter, net revenue from international cannabis increased to $12.7 million for the three months ended August 31, 2025. International cannabis net revenue may fluctuate from quarter to quarter based upon the timing of the receipt of export/import permits as well as the timing of shipments from one quarter to the next. Despite increasing international cannabis revenue in the fiscal quarter, we continued to experience extensive delays in the receipt of import/export permits that prevented us from shipping medical cannabis flowers to their intended destination.

Distribution revenue

Net revenue from our Distribution segment increased to $74.0 million for the three months ended August 31, 2025, compared to revenue of $68.1 million for the prior year period. On a constant currency basis, given the change in the Euro and Argentine Peso against the U.S. Dollar in the quarter, revenue from Distribution increased to $69.7 million for the three months ended August 31, 2025. The increase in distribution revenue in the period was driven by a change in product mix and by the impacts of foreign exchange.

Wellness revenue

Our Wellness segment net revenue increased to $15.2 million for the three months ended August 31, 2025 compared to $14.8 million from the prior year period. On a constant currency basis for the three months ended August 31, 2025, Wellness segment net revenue increased to $15.3 million. The increase in revenue was drive by our strategic focus on value-add innovations, including high protein super-seeds, better-for-you breakfast products, better-for-you snacking, and clean energy drinks.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

For the three months ended August 31, 2025 and August 31, 2024, respectively, our gross profit and gross margin were as follows:

	For the three months ended
(in thousands of U.S. dollars)	August 31,	August 31,	Change	% Change
Beverage	2025	2024	2025 vs. 2024
Net revenue	$55,739	$55,972	$(233)	(0)%
Cost of goods sold	34,413	33,050	1,363	4%
Gross profit	21,326	22,922	(1,596)	(7)%
Gross margin	38%	41%	(3)%	(7)%
Purchase price accounting step-up	—	175	(175)	(100)%
Adjusted gross profit (1)	21,326	23,097	(1,771)	(8)%
Adjusted gross margin (1)	38%	41%	(3)%	(7)%
Cannabis
Net revenue	64,511	61,249	3,262	5%
Cost of goods sold	41,241	37,054	4,187	11%
Gross profit	23,270	24,195	(925)	(4)%
Gross margin	36%	40%	(4)%	(10)%
Distribution
Net revenue	74,007	68,071	5,936	9%
Cost of goods sold	66,008	60,138	5,870	10%
Gross profit	7,999	7,933	66	1%
Gross margin	11%	12%	(1)%	(8)%
Wellness
Net revenue	15,244	14,752	492	3%
Cost of goods sold	10,370	10,096	274	3%
Gross profit	4,874	4,656	218	5%
Gross margin	32%	32%	0%	0%
Total
Net revenue	209,501	200,044	9,457	5%
Cost of goods sold	152,032	140,338	11,694	8%
Gross profit	57,469	59,706	(2,237)	(4)%
Gross margin	27%	30%	(3)%	(10)%
Purchase price accounting step-up	—	175	(175)	(100)%
Adjusted gross profit (1)	57,469	59,881	(2,412)	(4)%
Adjusted gross margin (1)	27%	30%	(3)%	(10)%

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

Beverage gross margin: For the three months ended August 31, 2025, our beverage segment generated gross margin and adjusted gross margin of 38%, which decreased from 41% generated in the prior year period. The change in the beverage gross margin and adjusted beverage gross margin for the three months ended August 31, 2025 was driven by several factors, including our Craft Acquisition II, which historically has operated at a lower gross margin as well as timing delays in realizing the full benefits of our Project 420 cost savings initiatives.

Cannabis gross margin: For the three months ended August 31, 2025, our cannabis segment generated gross margin of 36%, which decreased from 40% generated in the prior year period. The decrease in gross margin for the three months ended August 31, 2025 was driven by our increased participation in lower margin product categories in the Canadian adult-use cannabis market, as we lower our cost structure to eliminate negative margins.

Distribution gross margin: For the three months ended August 31, 2025, our distribution segment generated gross margin of 11%, which decreased from 12% generated in the prior year period, which was attributed to a change in product mix.

Wellness gross margin: For the three months ended August 31, 2025, our wellness segment generated gross margin of 32%, which was consistent with the prior year period.

Operating expenses

During the three months ended August 31, 2025 and August 31, 2024, respectively, the changes in operating expenses were as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024
General and administrative	$41,053	$44,113	$(3,060)	(7)%
Selling	12,923	11,690	1,233	11%
Amortization	3,929	21,804	(17,875)	(82)%
Marketing and promotion	10,155	11,566	(1,411)	(12)%
Research and development	41	105	(64)	(61)%
Change in fair value of contingent consideration	(15,000)	—	(15,000)	NM
Litigation costs, net of recoveries	1,007	1,595	(588)	(37)%
Restructuring costs	869	4,247	(3,378)	(80)%
Transaction costs (income), net	400	1,156	(756)	(65)%
Total operating expenses	$55,377	$96,276	$(40,899)	(42)%

Operating expenses are comprised of general and administrative, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, litigation costs, net of recoveries, restructuring costs and transaction costs (income), net. For the three months ended August 31, 2025, operating expenses decreased by $40.9 million to $55.4 million when compared to $96.3 million for the prior year period. This decrease was primarily attributed to the lower amortization expense in the current period, which resulted from the intangible asset reduction recorded during the fiscal quarter ended May 31, 2025, as well as, a gain from the change in fair value of the Montauk contingent consideration, and, to a lesser extent, a reduction in non-recurring litigation, restructuring and transaction cost charges as well as general and administrative costs.

General and administrative costs

During the three months ended August 31, 2025 and August 31, 2024, respectively, the changes in general and administrative costs when compared to the prior year period were as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024
Salaries and wages	$21,736	$21,567	$169	1%
Office and general	8,697	9,260	(563)	(6)%
Stock-based compensation	5,052	6,917	(1,865)	(27)%
Insurance	2,393	2,455	(62)	(3)%
Professional fees	1,218	1,178	40	3%
Gain on sale of capital assets	(241)	(26)	(215)	827%
Travel and accommodation	1,312	1,493	(181)	(12)%
Rent	886	1,269	(383)	(30)%
Total general and administrative costs	$41,053	$44,113	$(3,060)	(7)%

Salaries and wages increased by 1% during the three months ended August 31, 2025 when compared to the prior year period. The increase during the three months ended August 31, 2025 was primarily due to the inclusion of employees from our Craft Acquisition II, which was effective as of September 1, 2024 and therefore, its salaries and wages were not included in the prior year quarter. In addition, the current period included $1.3 million of retention payments compared to $0.2 million the prior year fiscal quarter ended August 31, 2024, which was offset by our ongoing cost saving initiatives.

Office and general decreased by 6% during the three months ended August 31, 2025 when compared to the prior year period. The decrease was driven by our ongoing cost saving initiatives.

The Company recognized stock-based compensation expense of $5.1 million for the three months ended August 31, 2025 compared to $6.9 million for the prior year period. Stock-based compensation expense is based on the time-based vesting schedules and varies according to the assumptions used in the vesting model. During the three months ended August 31, 2025, stock-based compensation decreased due to the vesting of previously issued stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) under Tilray 2018 Equity Incentive Plan and Original Plan.

Insurance expense decreased by 3% for the three months ended August 31, 2025 to $2.4 million from $2.5 million for the prior year period due to lower premiums.

Rent expense decreased by 30% for the three months ended August 31, 2025 to $0.9 million compared to $1.3 million for the prior year period, driven by ongoing cost saving initiatives. Rent expense is predominantly comprised of operating lease expenses for our brew pubs and office spaces.

Selling costs

For the three months ended August 31, 2025, the Company incurred selling costs of $12.9 million or 6.2% of net revenue as compared to $11.7 million or 5.8% of net revenue in the prior year period. These costs relate to third-party shipping costs for all segments, in addition to distributor commission incurred by the cannabis segment, Health Canada cannabis fees, and patient acquisition and maintenance costs. The increase for the three months ended August 31, 2025 is predominately due to higher freight costs incurred in the beverage segment as they continue to integrate operations and the higher proportion of medical cannabis sales within Germany that have higher distribution costs.

Amortization

The Company incurred non-production related amortization charges of $3.9 million for the three months ended August 31, 2025, compared to $21.8 million in the prior year period based on depreciable capital and intangible assets useful lives. The decrease in the amortization expense is due to the lower carrying value of intangible assets as a result of the impairment charges recognized during the fiscal year ended May 31, 2025.

Marketing and promotion costs

For the three months ended August 31, 2025, the Company incurred marketing and promotion costs of $10.2 million as compared to $11.6 million for the prior year period. The decrease was driven by less expense relating to discretionary marketing in the quarter when compared to the prior year period.

Research and development

Research and development costs were $0.0 million during the three months ended August 31, 2025, compared to $0.1 million in the prior year period. These relate to external costs associated with the development of new products.

Change in fair value of contingent consideration

The Company measures contingent consideration at fair value classified as Level 3, as discussed in Note 24 (Financial risk management and financial instruments). During the three months ended August 31, 2025, the Company recognized $15.0 million of change in the fair value of contingent consideration as the likelihood of achievement decreased to 0% of such contingent consideration related to the Montauk Brewing acquisition.

Litigation costs, net of recoveries

For the three months ended August 31, 2025, the Company recorded $1.0 million of litigation settlements costs and third-party fees incurred in defending these claims, net of favorable recoveries compared to $1.6 million in the prior year period. The decrease is related to period-to-period variability as litigation and settlement costs are non-recurring in nature.

Restructuring costs

In connection with the integration of certain acquisitions and strategic transactions, the Company has incurred restructuring and exit costs in the amount of $0.9 million for the three months ended August 31, 2025, compared to $4.2 million for the prior year period. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed or otherwise incurred.

Within the Cannabis segment, during the three months ended August 31, 2025, the Company recognized $0.7 million of expenses related to employee termination severance and benefits associated with the reorganization of the Canadian cannabis commercial function. Additionally, the Company recognized $0.2 million of restructuring charges related to our decision to exit the New Zealand medical cannabis market announced during the fiscal year ended May 31, 2025.

During the fiscal year ended May 31, 2025, the Company accrued $8.5 million of restructuring charges related to the closure of Hop Valley and other Project 420 initiatives within the Beverage segment, of which $1.2 million was recognized in the three months ended August 31, 2025 thereby, reducing the accrual to $7.3 million.

Transaction (income) costs, net

Transaction (income) costs, net, include non-recurring acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation. For the three months ended August 31, 2025, transaction (income) costs, decreased by 65% from the prior year fiscal quarter due to the fact that we incurred more expense in the prior year period in connection with the Craft Acquisition II.

Non-operating (expense) income, net

During the three months ended August 31, 2025 and August 31, 2024, respectively, the changes in non-operating (expense), net income were comprised of:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024
Change in fair value of warrant liability	(3,670)	696	(4,366)	(627)%
Foreign exchange gain (loss)	6,928	11,881	(4,953)	(42)%
Loss on long-term investments	39	(39)	78	(200)%
Unrealized loss on digital assets	(8)	—	(8)	NM
Other non-operating (losses) gains, net	543	108	435	403%
Total non-operating income (expense)	$3,832	$12,646	$(8,814)	(70)%

For the three months ended August 31, 2025, the Company recognized a loss on the change in fair value of its warrants of $3.7 million, compared to a gain of $0.7 million in the prior year period as a result of the change in our share price and the exercise price of the warrants. For the three months ended August 31, 2025, the Company recognized a gain of $6.9 million resulting from the changes in foreign exchange rates during the period compared to a gain of $11.9 million for the prior year period. For the three months ended August 31, 2025, the Company recognized a gain of $0.04 million on long-term investments compared to a loss of $0.04 million for the prior year period. For the three months ended August 31, 2025, the Company recognized a loss of $0.01 million on digital assets from the unrealized change in fair value of Bitcoin compared to $nil million for the prior year period. The other non-operating (losses) gains, net were gains of $0.5 million for the three months ended August 31, 2025, compared to a gain of $0.1 million for the prior year period, and was mainly comprised of the gain of $0.5 million resulting from the exchange transaction of the TLRY 27 Note, as described in Note 12 (Convertible debentures payable).

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net loss/net income before income taxes, net interest expense, depreciation and amortization, purchase price accounting step-up on inventory, stock-based compensation, impairments, other than temporary change in fair value of convertible notes receivable, restructuring costs, transaction (income) costs net, litigation costs net of recoveries, change in fair value of contingent consideration, project 420 cost savings initiatives, unrealized currency gains and losses and other adjustments.

We believe that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to the Company’s results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.

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

For three months ended August 31, 2025, adjusted EBITDA increased to $10.2 million compared to $9.3 million for the prior year period as a result of our organic growth combined with ongoing cost savings initiatives.

	For the three months ended
	August 31,	August 31,	Change	% Change
Adjusted EBITDA reconciliation:	2025	2024	2025 vs. 2024
Net income (loss)	$1,513	$(34,652)	$36,165	(104)%
Income tax expense (recovery), net	(2,285)	886	(3,171)	(358)%
Interest expense, net	6,696	9,842	(3,146)	(32)%
Non-operating income (expense), net	(3,832)	(12,646)	8,814	(70)%
Amortization	15,561	31,814	(16,253)	(51)%
Stock-based compensation	5,052	6,917	(1,865)	(27)%
Change in fair value of contingent consideration	(15,000)	—	(15,000)	NM
Impairments	—	—	—	NM
Other than temporary change in fair value of convertible notes receivable	—	—	—	NM
Project 420 business optimization	200	—	200	NM
Purchase price accounting step-up	—	175	(175)	(100)%
Facility start-up and closure costs	—	—	—	NM
Litigation costs, net of recoveries	1,007	1,595	(588)	(37)%
Restructuring costs	869	4,247	(3,378)	(80)%
Transaction costs (income), net	400	1,156	(756)	(65)%
Adjusted EBITDA	$10,181	$9,334	$847	9%

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net income (loss). There are a number of limitations related to the use of Adjusted EBITDA as compared to net income (loss), the closest comparable GAAP measure. Adjusted EBITDA adjusts for the following:

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

●	Non-cash change in fair value of warrant liability;

●	Non-cash change in fair value of contingent consideration;

●	Project 420 business optimization costs;

●	Interest expense, net;

●	Costs incurred to start up new facilities, and to fund emerging market operations;

●

Transaction (income) costs, net which includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation, which vary significantly by transaction and are excluded to evaluate ongoing operating results;

●	Restructuring charges;

●

Litigation costs, net of favorable recoveries and the third party fees associated with defending these claims, including costs related to legacy and non-operational litigation matters, legal settlements and recoveries;

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

For the Company's short-term liquidity requirements, we are focused on generating positive cash flow from operations and being free cash flow positive. Certain of our business segments, such as cannabis, are working capital intensive and have longer cash conversion cycles.  In order to mitigate these effects, management continues to optimize our infrastructure, headcount, as well as the elimination of other discretionary operational costs. Additionally, the Company continues to work on improvements to the cash conversion cycles across its businesses and invest our excess cash in short-term marketable securities, which are comprised of U.S. treasury bills and term deposits with major Canadian, European and Australian banks as well as in digital assets.

For the Company's long-term liquidity requirements, we are focused on funding operations through profitable organic growth and through acquisitions of businesses that are accretive to earnings and are less working capital intensive. We may need to take on additional debt or equity financing arrangements in order to achieve these target goals on a long-term basis.

On May 17, 2024, the Company entered into an equity distribution agreement with TD Securities (USA) LLC and Jefferies LLC in connection with an aggregate offering value of up to $250 million from time to time through an at-the-market equity program (“ATM Program”). During the three months ended August 31, 2025, the Company issued 34,443,799 shares under the ATM Program generating gross proceeds of $23.0 million. The Company paid $0.5 million in commissions and other fees associated with these issuances generating net proceeds of $22.5 million. The Company intends to use the net proceeds from the ATM Program to fund strategic and accretive acquisitions or investments in businesses and capital expenditures for acquired businesses, including potential acquisitions of assets to capitalize on expected regulatory advancements or expansion opportunities. As of August 31, 2025, $51.6 million of gross proceeds remain available under the ATM program.

Additionally, we are committed to optimizing our capital structure and enhancing financial flexibility as we intend to continue to opportunistically purchase or exchange equity for the TLRY 27 Notes prior to their underlying maturity date in June 2027, subject to market conditions.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months ended
	August 31,	August 31,
	2025	2024
Net cash provided by (used in) operating activities	$(1,341)	$(35,307)
Net cash provided by (used in) investing activities	24,467	(49,395)
Net cash provided by financing activities	19,848	60,590
Effect on cash of foreign currency translation	188	958
Cash and cash equivalents, beginning of period	221,666	$228,340
Cash and cash equivalents, end of period	$264,828	$205,186
Marketable securities	—	74,869
Cash and marketable securities(1)	$264,828	$280,055

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

Cash flows from operating activities

The change in net cash used in operating activities was ($1.3) million for three months ended August 31, 2025, compared to ($35.3) million for the prior year period. The prior year period was impacted by the integration Craft Acquisition I, which required working capital investments.

Cash flows from investing activities

The change in net cash provided by (used in) investing activities was $24.5 million for three months ended August 31, 2025, compared to ($49.4) million for the prior year period, and was a result of the sale of marketable securities in the current year compared to the purchase of marketable securities in the prior year period.

Cash flows from financing activities

The change in cash provided by financing activities was $19.8 million for three months ended August 31, 2025, compared to $60.6 million for the prior year period due to variability in funds provided under the ATM Program.

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

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that may impact the reported amounts of assets and liabilities as of the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies, however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting estimates that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, valuation of inventory, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in, our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended August 31, 2025, there have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2025, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of our recently acquired businesses from the Craft Acquisition II, which was effective on September 1, 2024. The acquired businesses represented 1.3% of our consolidated assets and 4.2% of our consolidated net revenues as of and for the three months ended August 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired four craft brands in connection with Craft Acquisition II on September 1, 2024. The Company is in the process of reviewing the internal control structure of those brands and their associated businesses and, if necessary, will make appropriate changes as it integrates them into the Company’s overall internal control over financial reporting process.

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

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K, as disclosed and incorporated herein by reference to Note 19 (Commitments and contingencies) to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. A summary of our risk factors is included below. Except for the below risk factors, there have been no material changes from the risk factors described in our Form 10-K.

●	We may not achieve the expected revenue or other benefits from the craft beer operations we acquired in fiscal years 2024 and 2025.

●	We may experience difficulties integrating operations and realizing the expected benefits of recent acquisitions, including the Craft brands acquisitions.

●	Our cannabis business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.

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

●	We face intense competition, including from the illicit cannabis market, and anticipate competition will increase, which could hurt our business.

●	Our production and processing facilities are integral to our business and adverse changes or developments affecting our facilities may have an adverse impact on our business.

●	Regulations constrain our ability to market and distribute our products in Canada.

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

●	We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.

●	Our business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

●	Additional impairments of our goodwill and impairments of our long-lived assets could have a material adverse impact on our financial results.

●	We have a limited operating history and a history of net losses, and we may not achieve or maintain profitability in the future

●	Our strategic alliances and other third-party business relationships may not achieve the intended beneficial impact and expose us to risks.

●	We may not be able to successfully identify and execute future acquisitions, dispositions or other equity transactions or to successfully manage the impacts of such transactions on our operations.

●	We are subject to risks inherent in an agricultural business, including the risk of crop failure.

●

We depend on recurring customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or these customers reduce their purchases, our revenue could decline significantly.

●	Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.

●	Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations.

●	Management may not be able to successfully establish and maintain effective internal controls over financial reporting.

●	There is uncertainty regarding the impact of our implementation of a reverse stock split.

●	The price of our common stock in public markets has experienced and may continue to experience severe volatility and fluctuations.

●	The volatility of our stock and the stockholder base may hinder or prevent us from engaging in beneficial corporate initiatives.

●	We may not have the ability to raise the funds necessary to settle conversions of the convertible securities in cash or to repurchase the convertible securities upon a fundamental change.

●	Our cryptocurrency strategy faces high risk and uncertainty in light of market volatility and an evolving regulatory landscape.

●	We are subject to other risks generally applicable to our industry and the conduct of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On June 16, 2025, the Company issued an aggregate of 12,591,816 shares of the Company’s Common Stock, in exchange for $5.0 million principal amount of the Company’s 5.20% Convertible Senior Notes due June 1, 2027.

The shares of Common Stock issued in the foregoing transaction were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 3(a)(9) thereunder as securities exchanged by the Company with an existing security holder where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 7, 2025, the Company entered into Amendment No. 1 (the “Amendment”), to the Employment Agreement, originally dated July 27, 2021, with its Chief Executive Officer, Irwin D. Simon (the “Executive”). The Amendment modifies certain compensation benefit provisions.  Effective as of the start of the Company’s Fiscal Year 2026, the Company will pay the Executive (i) an after-tax amount equal to $5,000 per month for participation in all employee retirement and welfare benefit plans and (ii) an additional $500 per month as a car allowance.  The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

On October 9, 2025, Tilray entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”), an Ontario corporation, pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $14,821,356 (the “Note”) payable by Aphria Diamond Inc. (“Aphria Diamond”). DDH is a joint venturer with Aphria Inc. (Tilray’s wholly-owned subsidiary) in Aphria Diamond. As consideration for the Note, Tilray issued 8,617,068 shares of its Common Stock to DDH.  DDH’s management team provides a range of additional services to the Company at no incremental cost. These additional services include expert advice on maximizing vegetable cultivation and cannabis yields for the Company’s Quebec cultivation facility; maximizing cultivation yields for the Company’s Cayuga outdoor grow facility; and cannabis cultivation insights for the Company’s facility in Cantanhede, Portugal.

The consideration shares were issued to DDH in reliance on the exemption provided by Regulation S (“Regulation S”) of the Securities Act of 1933, as amended (the “Securities Act”), which permits offers or sales of securities by Tilray outside of the United States that are not made to “U.S. Persons” or for the account or benefit of a “U.S. Person”, as that term is defined in Rule 902 of Regulation S.  No underwriter participated in the offer and sale of the consideration shares, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Fifth Amendment to Credit Agreement, dated as of July 25, 2025, by and among American Beverage Crafts Group, Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.20 to the Current Report on Form 10-K filed with the U.S. Securities and Exchange Commission on July 28, 2025).

10.2*	Amendment No. 1 to Employment Agreement, dated as of October 7, 2025, by and between the Company and Irwin D. Simon.

10.3*	Promissory note in the amount of $14,821,356, made by Aphria Diamond Inc. in favor of Double Diamond Holdings Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: October 9, 2025	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: October 9, 2025	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer