Form 10-Q
period 2025-11-30
Tilray Brands, Inc.
filed 2026-01-08
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of January 6, 2026, the registrant had 116,506,916 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2025 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements  under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; our intentions regarding the use of net proceeds from our ATM Program; our intentions regarding our capital structure and TLRY 27 Notes; current or future macroeconomic trends; industry trends; or legislative or regulatory changes; our statements regarding the consolidation of the Canadian cannabis industry; our expectations for our positioning and cannabis market share in Europe and other markets; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	November 30,	May 31,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$246,703	$221,666
Marketable securities	44,848	34,697
Accounts receivable, net	109,071	121,489
Inventory	283,198	270,882
Prepaids and other current assets	41,497	34,092
Assets held for sale	4,000	5,800
Total current assets	729,317	688,626
Capital assets	550,101	568,433
Operating lease, right-of-use assets	19,802	22,279
Digital assets	828	—
Intangible assets	21,735	21,423
Goodwill	752,350	752,350
Long-term investments	13,393	10,132
Other assets	11,073	11,084
Total assets	$2,098,599	$2,074,327
Liabilities
Current liabilities
Bank indebtedness	$8,567	$7,181
Accounts payable and accrued liabilities	226,422	235,322
Contingent consideration	—	15,000
Warrant liability	—	1,092
Current portion of lease liabilities	7,437	6,941
Current portion of long-term debt	16,889	14,767
Total current liabilities	259,315	280,303
Long - term liabilities
Lease liabilities	61,742	64,925
Long-term debt	138,739	148,493
Convertible debentures payable	86,255	86,428
Deferred tax liabilities, net	5,622	3,748
Other liabilities	417	855
Total liabilities	552,090	584,752
Commitments and contingencies (refer to Note 19)
Stockholders' equity
Common stock ($0.0001 par value; 1,416,000,000 common shares authorized; 116,522,600 and 106,067,875 common shares issued and outstanding, respectively)[1]	116	106
Treasury Stock (321,391 and 200,422 treasury shares issued and outstanding, respectively)[1]	—	—
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Additional paid-in capital	6,511,483	6,401,657
Accumulated other comprehensive loss	(39,293)	(43,063)
Accumulated deficit	(4,892,479)	(4,847,226)
Total Tilray Brands, Inc. stockholders' equity	1,579,827	1,511,474
Non-controlling interests	(33,318)	(21,899)
Total stockholders' equity	1,546,509	1,489,575
Total liabilities and stockholders' equity	$2,098,599	$2,074,327

1Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split (as defined below), which became effective on December 2, 2025. See Note 1 for details.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Net revenue	$217,507	$210,950	$427,008	$410,994
Cost of goods sold	160,010	149,730	312,042	290,068
Gross profit	57,497	61,220	114,966	120,926
Operating expenses:
General and administrative	51,175	45,997	92,228	90,110
Selling	11,781	16,162	24,704	27,852
Amortization	4,358	22,927	8,287	44,731
Marketing and promotion	9,981	9,720	20,136	21,286
Research and development	78	60	119	165
Change in fair value of contingent consideration	—	—	(15,000)	—
Litigation costs, net of recoveries	869	901	1,876	2,496
Restructuring costs	965	6,869	1,834	11,116
Transaction costs (income), net	569	802	969	1,958
Total operating expenses	79,776	103,438	135,153	199,714
Operating loss	(22,279)	(42,218)	(20,187)	(78,788)
Interest expense, net	(5,374)	(7,766)	(12,070)	(17,608)
Non-operating income (expense), net	(12,310)	(33,255)	(8,478)	(20,609)
Loss before income taxes	(39,963)	(83,239)	(40,735)	(117,005)
Income tax expense (recovery), net	3,546	2,036	1,261	2,922
Net loss	$(43,509)	$(85,275)	$(41,996)	$(119,927)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(44,931)	(85,342)	(45,253)	(124,507)
Non-controlling interests	1,422	67	3,257	4,580
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	4,464	(8,966)	4,276	(4,806)
Comprehensive loss	$(39,045)	$(94,241)	$(37,720)	$(124,733)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(40,994)	(93,422)	(41,483)	(128,965)
Non-controlling interests	1,949	(819)	3,763	4,232
Weighted average number of common shares - basic[1]	110,343,368	86,497,456	108,173,486	83,740,894
Weighted average number of common shares - diluted[1]	110,343,368	86,497,456	108,173,486	83,740,894
Net loss per share - basic[1]	$(0.41)	$(0.99)	$(0.42)	$(1.49)
Net loss per share - diluted[1]	$(0.41)	$(0.99)	$(0.42)	$(1.49)

1Current and prior year share and amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025. See Note 1 for details.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

						Accumulated
	Number of		Number of		Additional	other		Non-
	common	Common	treasury	Treasury	paid-in	comprehensive	Accumulated	controlling
	shares[1]	Stock	shares[1]	stock	capital	loss	Deficit	interests	Total
Balance at May 31, 2024	83,192,537	$83	—	$—	$6,146,810	$(43,499)	$(2,660,488)	$272	$3,443,178
Share issuance - At-the-Market (“ATM”) program	3,669,331	4	—	—	66,468	—	—	—	66,472
Share issuance - RSUs exercised	682,314	1	—	—	(1)	—	—	—	—
Share issuance - options exercised	301	—	—	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(2,661)	—	—	—	(2,661)
Stock-based compensation	—	—	—	—	6,917	—	—	—	6,917
Comprehensive income (loss) for the period	—	—	—	—	—	3,622	(39,165)	5,051	(30,492)
Balance at August 31, 2024	87,544,483	$88	—	$—	$6,217,533	$(39,877)	$(2,699,653)	$5,323	$3,483,414
Share issuance - At-the-Market (“ATM”) program	3,051,756	3	—	—	45,041	—	—	—	45,044
Share issuance - Repurchase of TLRY 27 convertible note	1,003,464	1	(368,261)	—	17,084	—	—	—	17,085
Share issuance - Settlement of equity component of TLRY 27 convertible note	—	—	—	—	(4,931)	—	—	—	(4,931)
Share issuance - Double Diamond Holdings dividend settlement	1,321,759	1	—	—	23,823	—	—	(23,824)	—
Share issuance - RSUs exercised	3,598	—	—	—	—	—	—	—	—
Share issuance - options exercised	735	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,237	—	—	—	7,237
Comprehensive loss for the period	—	—	—	—	—	(8,080)	(85,342)	(819)	(94,241)
Balance at November 30, 2024	92,925,795	93	(368,261)	—	6,305,787	(47,957)	(2,784,995)	(19,320)	3,453,608

Balance at May 31, 2025	106,067,875	$106	(200,422)	$—	$6,401,657	$(43,063)	$(4,847,226)	$(21,899)	$1,489,575
Share issuance - At-the-Market (“ATM”) program	3,444,380	3	—	—	22,488	—	—	—	22,491
Share issuance - Repurchase of TLRY 27 convertible note	1,259,182	1	(120,969)	—	4,799	—	—	—	4,800
Share issuance - Settlement of equity component of TLRY 27 convertible note	—	—	—	—	(1,158)	—	—	—	(1,158)
Share issuance - RSUs exercised	1,057,680	1	—	—	(1)	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(1,427)	—	—	—	(1,427)
Stock-based compensation	—	—	—	—	5,052	—	—	—	5,052
Comprehensive income (loss) for the period	—	—	—	—	—	(167)	(322)	1,814	1,325
Balance at August 31, 2025	111,829,117	$111	(321,391)	$—	$6,431,410	$(43,230)	$(4,847,548)	$(20,085)	$1,520,658
Share issuance - At-the-Market (“ATM”) program	3,332,844	3	—	—	50,562	—	—	—	50,565
Share issuance - RSUs exercised, net of cancellations	(121,968)	—	—	—	—	—	—	—	—
Share issuance - Warrant exercised	620,900	1	—	—	6,954	—	—	—	6,955
Share issuance - Double Diamond Holdings dividend settlement	861,707	1	—	—	14,821	—	—	(15,182)	(360)
Stock-based compensation	—	—	—	—	7,736	—	—	—	7,736
Comprehensive income (loss) for the period	—	—	—	—	—	3,937	(44,931)	1,949	(39,045)
Balance at November 30, 2025	116,522,600	$116	(321,391)	$—	$6,511,483	$(39,293)	$(4,892,479)	$(33,318)	$1,546,509

1Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025. See Note 1 for details.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the six months ended
	November 30,	November 30,
	2025	2024
Cash provided by (used in) operating activities:
Net loss	$(41,996)	$(119,927)
Adjustments for:
Deferred income tax (recovery) expense, net	1,261	1,529
Unrealized foreign exchange gain	4,899	9,627
Amortization	31,519	65,864
Accretion of convertible debt discount	3,964	5,985
Unrealized loss on digital assets	172	—
Other non-cash items	1,767	3,281
Stock-based compensation	17,335	14,154
Gain on long-term investments	306	66
Loss (gain) on derivative instruments	3,495	(1,558)
Change in fair value of contingent consideration	(15,000)	—
Change in non-cash working capital:
Accounts receivable	12,418	(9,051)
Prepaids and other current assets	(7,394)	(13,046)
Inventory	(12,316)	(8,127)
Accounts payable and accrued liabilities	(10,308)	(24,828)
Net cash used in operating activities	(9,878)	(76,031)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(19,219)	(12,172)
Proceeds from disposal of capital and intangible assets	427	631
Investment in digital assets	(1,000)	—
Purchase of marketable securities, net	(10,151)	(30,369)
Investment in long-term investments	(3,595)	—
Business acquisitions, net of cash acquired	—	(18,210)
Net cash used in investing activities	(33,538)	(60,120)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	73,058	111,517
Proceeds from warrants exercised	2,367	—
Repayment of long-term debt	(6,872)	(10,388)
Repayment of convertible debt	—	(330)
Repayment of lease liabilities	(1,991)	(1,724)
Net decrease in bank indebtedness	1,386	(282)
Net cash provided by financing activities	67,948	98,793
Effect of foreign exchange on cash and cash equivalents	505	(1,284)
Net increase (decrease) in cash and cash equivalents	25,037	(38,642)
Cash and cash equivalents, beginning of period	221,666	228,340
Cash and cash equivalents, end of period	$246,703	$189,698

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements reflect the accounts of the Company for the quarterly period ended November 30, 2025 (the “Financial Statements”). The Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements (the “Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2025 (the “Annual Report”). These Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full fiscal year.

The Financial Statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments that are measured at fair value, as detailed in the Company’s accounting policies.

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

Reverse Stock Split

Effective December 2, 2025, the Company implemented a reverse stock split of its outstanding shares of Common Stock, at a ratio of one-for-ten (the “Reverse Stock Split”).

No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share and stockholders received cash in lieu of any fractional shares that were created by the Reverse Stock Split. Each stockholder's percentage ownership interest in the Company and proportional voting power remained unchanged as a result of the Reverse Stock Split, except for adjustments that resulted from rounding fractional shares down to whole shares.

All issued and outstanding Common Stock, per share amounts, and outstanding equity instruments and awards exercisable into Common Stock contained in the condensed interim consolidated financial statements of the Company and notes thereto have been retroactively adjusted to reflect the Reverse Stock Split for all prior periods presented.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net loss attributable to stockholders of Tilray Brands, Inc. by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing reported net loss attributable to stockholders of Tilray Brands, Inc. by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options, warrants, and RSUs and the incremental shares issuable upon conversion of the convertible debentures and similar instruments. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the TLRY 27 Notes, see Note 12 (Convertible debentures payable) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending arrangement to refund any dividends paid on the shares lent.

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss attributable to Tilray shareholders is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three months ended  November 30, 2025 and  November 30, 2024, the dilutive potential common share equivalents outstanding consisted of the following: 7,734,265.and 2,336,535 common shares from RSUs, 303,203 and 306,032 common shares from share options, nil and 620,900 common shares for warrants and 3,766,478 and 5,875,706 common shares for convertible debentures, respectively. Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for the Company beginning fiscal year ended  May 31, 2028 and will be disclosed in the Annual Report on Form 10-K. The Company is currently evaluating the effect of adopting this ASU.

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

Note 2. Inventory

Inventory consisted of the following:

	November 30,	May 31,
	2025	2025
Beverage inventory	$67,363	$63,965
Cannabis plants	29,117	24,045
Dried cannabis	106,114	103,507
Cannabis derivatives	3,798	7,877
Cannabis vapes	1,639	1,860
Packaging and other inventory items	13,532	15,366
Distribution inventory	48,104	38,735
Wellness inventory	13,531	15,527
Total	$283,198	$270,882

Note 3. Capital assets

Capital assets consisted of the following:

	November 30,	May 31,
	2025	2025
Land	$45,188	$44,529
Production facilities	415,110	407,650
Equipment	278,205	280,585
Leasehold improvements	22,060	20,415
Finance lease, right-of-use assets	39,406	40,308
Construction in progress	12,469	11,241
	$812,438	$804,728
Less: accumulated amortization	(262,337)	(236,295)
Total	$550,101	$568,433

Assets held for sale consisted of the following:

	November 30,	May 31,
	2025	2025
Production facilities	$4,000	$5,800
Total	$4,000	$5,800

As of November 30, 2025, the Company classified the Fort Collins, CO partially vacant warehouse facility from its Cannabis reporting segment as held for sale. During the three months ended November 30, 2025, the Company recorded a reduction in fair value of $1,800 for the Fort Collins, CO asset group in the consolidated statement of loss and comprehensive loss. Subsequent to the period ended  November 30, 2025, the Company completed the sale of the Fort Collins asset group.

Note 4. Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		November 30,	May 31,
	Classification on Balance Sheet	2025	2025
Assets
Finance lease, right-of-use assets	Capital assets	$39,406	$40,308
Operating lease, right-of-use assets	Operating lease, right-of-use assets	19,802	22,279
Total right-of-use assets		$59,208	$62,587
Liabilities
Current:
Current portion of finance lease liabilities	Current portion of lease liabilities	$1,628	$1,560
Current portion of operating lease liabilities	Current portion of lease liabilities	5,809	5,381
Non-current:
Finance lease liabilities	Lease liabilities	43,597	44,295
Operating lease liabilities	Lease liabilities	18,145	20,630
Total lease liabilities		$69,179	$71,866

The following table presents the future undiscounted payments associated with lease liabilities as of November 30, 2025:

	Operating	Finance
	leases	leases
2026 (remaining six months)	$3,711	$2,260
2027	6,938	4,521
2028	5,920	4,521
2029	2,939	4,373
Thereafter	11,004	66,816
Total minimum lease payments	$30,512	$82,491
Imputed interest	(6,558)	(37,266)
Obligations recognized	$23,954	$45,225

Note 5. Intangible Assets

Intangible assets consisted of the following items:

	Customer relationships & distribution channel	Licenses, permits & applications	Intellectual property, trademarks, knowhow & brands	November 30,
				2025
Cost	$2,376	$15,101	$15,466	$32,943
Accumulated amortization	(100)	(7,245)	(3,863)	(11,208)
Total	$2,276	$7,856	$11,603	$21,735

As of November 30, 2025, the Company also has the following intangible assets which have been fully impaired; $444,208 of customer relationships and distribution channels, $367,022 of licenses, permits and applications, and $452,530 of intellectual property, trademarks, know-how and brands.

	Customer relationships & distribution channel	Licenses, permits & applications	Non-compete agreements	Intellectual property, trademarks, knowhow & brands	May 31,
					2025
Cost	$610,240	$387,238	$12,449	$618,514	$1,628,441
Accumulated amortization	(166,032)	(9,693)	(12,449)	(155,084)	(343,258)
Accumulated impairment losses	(444,208)	(367,022)	—	(452,530)	(1,263,760)
Total	$—	$10,523	$—	$10,900	$21,423

Licenses, permits & applications are predominantly comprised of multi-period sponsorship rights.

Expected future amortization expense for intangible assets as of  November 30, 2025 is as follows:

Amortization
2026 (remaining six months)	$3,238
2027	6,476
2028	4,512
2029	2,548
2030	2,548
Thereafter	2,413
Total	$21,735

Note 6. Goodwill

The following table shows the carrying amount of goodwill by reporting units:

November 30,
2025
Cannabis Goodwill	$2,640,669
Accumulated impairment losses	(1,888,319)
Total	$752,350

	Reporting Unit				May 31,
	Beverage	Cannabis	Wellness	Distribution	2025
Goodwill	$120,802	$2,640,669	$77,470	$4,458	$2,843,399
Accumulated impairment losses	(120,802)	(1,888,319)	(68,186)	(4,235)	(2,090,654)
Effect of foreign exchange	—	—	(9,284)	(223)	(395)
Total	$—	$752,350	$—	$—	$752,350

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

In the event that the Craft Acquisition II had occurred on June 1, 2024, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil and $nil for the three and six months ended November 30, 2025 and approximately $nil and $13,700 for the three and six months ended November 30, 2024, respectively, and its consolidated net loss and comprehensive net loss would have increased by approximately $nil and $nil for the three and six months ended November 30, 2025 and approximately $nil and $4,000 for the three and six months ended November 30, 2024, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition II.

Note 8. Long term investments

Long term investments consisted of the following:

	November 30,	May 31,
	2025	2025
Equity investments measured at fair value	$5,233	$1,972
Equity investments under measurement alternative	8,160	8,160
Total	$13,393	$10,132

As of November 30, 2025 and May 31, 2025, included within equity investment under measurement alternative is an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization valued at $8,160. See Note 24 (Financial risk management and financial instruments).

Note 9. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of November 30, 2025, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit in the amounts of €7,000 and €500. These lines bear interest at Euro Short-Term Rate (“ESTR”) plus 2.50% and Euro Interbank Offered Rate (“EURIBOR”) plus 4.00%, respectively. As of November 30, 2025, a total of €7,386 ($8,567) was drawn down from the total available credit of €7,500. The operating line of credit for €7,000 is secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn, Germany production facility and underlying real property. The operating line of credit for €500 is unsecured.

On  July 25, 2025, the Company’s wholly-owned subsidiary, American Beverage Crafts Group Inc. (“ABC Group”), formerly known as Four Twenty Corporation, finalized its fifth amendment (the “Amendment”) to that certain Credit Agreement dated as of  June 30, 2023 (the “ABC Group Credit Agreement”) by and among the Borrower, Bank of America, N.A., in its capacity as Administrative Agent, and certain other guarantors and lenders party thereto. Specifically, the Amendment amended and restated the ABC Group Credit Agreement to provide for the contribution of the Manitoba Harvest entities’ equity to the Borrower as additional collateral.  Additionally, the Amendment added financial covenants for (i) minimum consolidated trailing-twelve-months EBITDA for each of the four quarters, beginning  May 31, 2025 and (ii) minimum liquidity. ABC Group has a revolving credit facility of $25,000, which bears interest at SOFR plus an applicable margin. As of   November 30, 2025, the Company has drawn $nil on the revolving line of credit under the ABC Group Credit Agreement.

Note 10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	November 30,	May 31,
	2025	2025
Trade payables	$114,496	$107,348
Accrued liabilities	82,519	103,260
Litigation accruals	12,013	12,431
Accrued payroll and employment related taxes	5,151	1,436
Income taxes payable	1,905	58
Accrued interest	3,873	4,193
Sales taxes payable	6,465	6,596
Total	$226,422	$235,322

Note 11. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	November 30,	May 31,
	2025	2025
Term loan - C$53,000 - Canadian prime plus an applicable margin, 3-year term, with a 10-year amortization, repayable in equal quarterly payments due in February 2028	$36,720	$38,690
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	10,788	11,501
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	8,772	9,354
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	90	157
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	1,930	2,020
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	2,216	2,546
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 to $69, due in October 2030	19,047	19,418
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $2,250 due in June 2028	77,063	80,438
Carrying amount of long-term debt	156,626	164,124
Unamortized financing fees	(998)	(864)
Net carrying amount	155,628	163,260
Less principal portion included in current liabilities	(16,889)	(14,767)
Total non-current portion of long-term debt	$138,739	$148,493

Note 12. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	November 30,	May 31,
	2025	2025
5.20% Convertible Notes ("TLRY 27")	$86,255	$86,428
Deduct - current portion	—	—
Total convertible debentures payable, non current portion	$86,255	$86,428

TLRY 27 Notes

	November 30,	May 31,
	2025	2025
5.20% Contractual debenture	$172,500	$172,500
Debt settlement	(72,500)	(67,500)
Unamortized discount	(13,745)	(18,572)
Net carrying amount	$86,255	$86,428

The TLRY 27 convertible debentures were issued on  May 30, 2023 and on June 9, 2023 by way of overallotment, in the principal amount of $172,500 (the “TLRY 27 Notes”). The TLRY 27 Notes bear interest at a rate of 5.20% per annum, payable semi-annually in arrears on  June 15 and  December 15 of each year, and mature on  June 15, 2027, unless earlier converted. The TLRY 27 Notes are Tilray’s general unsecured obligations and rank senior in right of payment to all of Tilray’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of Tilray’s unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of Tilray’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of Tilray’s current or future subsidiaries. Noteholders have the right to convert their TLRY 27 Notes into shares of Tilray’s Common Stock at their option, at any time, until the close of business on the second scheduled trading day immediately before  June 15, 2027. The initial conversion rate is approximately 37.66 shares per $1,000 principal amount of TLRY 27 Notes, which represents a conversion price of approximately $26.55 per share. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

The TLRY 27 Notes are now redeemable, in whole and not in part, at Tilray’s option at any time on or after   June 20, 2025 at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price of Tilray’s Common Stock exceeds 130% of the conversion price for a specified period of time. If certain corporate events that constitute a fundamental change occur, then, subject to a limited exception, noteholders  may require Tilray to repurchase their TLRY 27 Notes for cash. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In connection with the Company’s offering of the TLRY 27 Notes, the Company entered into a share lending agreement with an affiliate of Jefferies LLC (the “Share Borrower”), pursuant to which it lent to the Share Borrower 3,850,000 shares of the Company’s Common Stock (the “Borrowed Shares”). The Borrowed Shares were newly-issued shares, will be held as treasury shares until the expiration or early termination of the share lending agreement and may be used by purchasers of the TLRY 27 Notes to sell up to 3,850,000 shares of the Company’s Common Stock. The fair value of the share lending agreement has been recorded as part of the unamortized discount on the debenture. The Company expects that the selling stockholders will use their position created by such sales to establish their initial hedge with respect to their investments in the TLRY 27 Notes. The Company did not receive any proceeds from the sale of the Borrowed Shares.

During the six months ended November 30, 2025, the Company exchanged an aggregate $5,000 of its TLRY 27 Notes for cancellation, by issuing 1,259,182 shares of Common Stock and paying $6 in cash to settle accrued interest. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $1,158 reduction of additional paid-in capital in the Consolidated Statements of Stockholders’ Equity. Additionally, this repurchase resulted in a gain of $495 which was recorded in other non-operating (losses) gains, net as shown in Note 23 (Non-operating income (expense)). Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by 120,969 shares which were then returned as Treasury Stock. As of  November 30, 2025 and May 31, 2025, a total of 2,231,884 and 2,343,478 shares remained outstanding under the share lending arrangement, respectively. Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

During the three and six months ended November 30, 2025, the Company recognized interest expense of $1,256 and $2,623 and accretion of amortized discount interest of $1,988 and $3,964 respectively. During the three and six months ended November 30, 2024, the Company recognized interest expense of $2,133 and $4,375 and accretion of amortized discount interest of $2,919 and $5,985 respectively.

As of  November 30, 2025, there was $100,000 principal outstanding compared to $105,000 principal outstanding as of  May 31, 2025 under the TLRY 27 Notes.

Note 13. Warrant liability

Between  September 5, 2025 and 15, 2025, certain holders elected to exercise an aggregate of 620,900 of the Company’s issued and outstanding warrants in accordance with their terms. Pursuant to the exercise of such warrants, Tilray received $2,367 of cash consideration and delivered 620,900 shares of common stock to such holders. As of November 30, 2025 and May 31, 2025, there were nil and 620,900 warrants outstanding respectively. Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

Note 14. Stockholders' equity

Issued and outstanding

Pursuant to its Fifth Amended and Restated Certificate of Incorporation, the total number of shares that the Company is authorized to issue is 1,426,000,000 shares, of which 1,416,000,000 shares are Common Stock, and 10,000,000 shares of which are Preferred Stock (the “Preferred Stock”). As of  November 30, 2025, the Company had issued and outstanding 116,522,600 shares of Common Stock, 321,391 shares of Treasury Stock (the “Treasury Stock”) and no Preferred Stock. Historically, the Company has issued shares of its Common Stock in consideration for acquisitions and other strategic transactions, settlement of convertible notes, settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the six months ended November 30, 2025, the Company issued the following shares of Common Stock:

a)

6,777,224 shares of Common Stock pursuant to its At-the-Market (“ATM”) program, which generated gross proceeds of $76,643 and net proceeds of $73,056, after deducting $3,587 in commissions and other fees associated with these issuances.

b)

1,259,182 shares of Common Stock in the amount of $4,800 to exchange the aggregate principal of $5,000 of its TLRY 27 Notes for cancellation. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $1,158 reduction of additional paid-in capital. Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by approximately 120,969 shares which were then returned as Treasury Stock, see Note 12 (Convertible debentures payable).

c)	620,900 shares of Common Stock to settle exercised warrants.
d)	861,707 shares of Common Stock to settle dividends payable to the non-controlling shareholders of Aphria Diamond in the amount of $14,821.
e)	935,712 shares of Common Stock in connection with the exercise of previously awarded stock-based compensation awards, net of cancellations.

During the six months ended November 30, 2025, the Company granted 4,551,621 time-based Restricted Stock Units (“RSUs”).

During the fiscal year ended May 31, 2024, the Company issued 756,615 performance-based RSUs. These RSUs were not considered granted for accounting purposes at the time of issuance, as the performance conditions had not yet been established or approved and no amounts have been recorded within the Consolidated Statement of Income (Loss). During the intervening period, from their initial issuance to the current quarter, the total number of performance-based RSUs was reduced to 744,117 due to attrition. During the three months ended November 30, 2025, the Company established and approved the relevant performance targets for the performance-based RSUs and consequently considered them granted for accounting purposes. In conjunction with this award, an additional component of these performance based grants are payable in cash or its equivalent in shares of Common Stock at the discretion of Company’s Compensation Committee. Given the expected settlement in Common Stock, the fair value of these awards has also been recorded as stock-based compensation, with the corresponding liability reflected on the Statement of Financial Position.  As a result, during the three months ended November 30, 2025, the Company began accruing the fair value of these awards over the remaining requisite service period.

The Company's total stock-based compensation expense incurred for the three and six months ended November 30, 2025 was $12,283 and $17,335 compared to $7,237 and $14,154 for the three and six months ended November 30, 2024, respectively.

All current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

Note 15. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation gain (loss) as follows:

Total
Foreign
currency
translation
gain (loss)
Balance May 31, 2024	$(43,499)
Other comprehensive income (loss)	3,622
Balance August 31, 2024	$(39,877)
Other comprehensive income (loss)	(8,080)
Balance November 30, 2024	$(47,957)

Balance May 31, 2025	$(43,063)
Other comprehensive income (loss)	(167)
Balance August 31, 2025	$(43,230)
Other comprehensive income (loss)	3,937
Balance November 30, 2025	$(39,293)

Note 16. Non-controlling interests

The following are majority-owned subsidiaries of the Company and the percentage of ownership interest maintained by the Company is set forth in the parenthetical: Enroot (75%), Aphria Diamond (51%), and Colcanna S.A.S. (90%).

The following table provides a summary of certain balance sheet information before intercompany eliminations relating to the above-referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest as of November 30, 2025:

		Aphria	ColCanna	November 30,
	Enroot	Diamond	S.A.S.	2025
Current assets	$203	$69,005	$3	$69,211
Non-current assets	—	108,486	3,761	112,247
Current liabilities	(4)	(124,948)	(7,030)	(131,982)
Non-current liabilities	—	(31,529)	(1,440)	(32,969)
Net assets	$199	$21,014	$(4,706)	$16,507

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

The following table provides a summary of certain income statement information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest for the six months ended November 30, 2025:

		Aphria	ColCanna	November 30,
	Enroot	Diamond	S.A.S.	2025
Revenue	$4	$31,258	$—	$31,262
Total expenses	7	24,762	(736)	24,033
Net (loss) income	(3)	6,496	736	7,229
Other comprehensive (loss) income	—	1,120	(415)	705
Net comprehensive (loss) income	$(3)	$7,616	$321	$7,934
Non-controlling interest %	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(1)	3,732	32	3,763
Net comprehensive (loss) income attributable to NCI	$(1)	$3,732	$32	$3,763

The following table provides a summary of certain income statement information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest for the six months ended November 30, 2024:

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

The Company reported income tax expense of $3,546 and $1,261 for the three and six months ended November 30, 2025, and $2,036 and $2,922 for the three and six months ended November 30, 2024. The income tax expense in the current period varies from the US statutory income tax rate and prior year period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 18. Commitments and contingencies

Purchase and other commitments

The Company has financial commitments on long-term debt, refer to Note 11 (Long-term debt), convertible notes, refer to Note 12 (Convertible debentures payable), material purchase commitments inclusive of multi-period sponsorship rights and construction commitments as follows:

	Total	2026	2027	2028	2029	Thereafter
Long-term debt repayment	$156,626	$16,889	$13,624	$94,715	$3,619	$27,779
Convertible debentures payable	100,000	—	—	100,000	—	—
Material purchase obligations	63,319	33,363	28,261	615	530	550
Construction commitments	1,209	1,209	—	—	—	—
Total	$321,154	$51,461	$41,885	$195,330	$4,149	$28,329

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

Summary of litigation accruals

As described in Note 10 (Accounts payable and accrued liabilities), the total estimated litigation expense accrual included in accrued liabilities as of  November 30, 2025 and May 31, 2025 was $12,013 and $12,431, respectively. This estimated accrual is intended to cover various ongoing litigation matters with probable losses that can be reasonably estimated.

Note 19. Net revenue

The Company reports Net revenue in four reporting segments: beverage, cannabis, distribution, and wellness. Net revenue for the three and six months ended November 30, 2025 and three and six months ended November 30, 2024 were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Beverage revenue	$53,552	$66,861	$112,064	$126,024
Beverage excise taxes	(3,469)	(3,780)	(6,242)	(6,971)
Net beverage revenue	50,083	63,081	105,822	119,053
Cannabis revenue	90,208	87,208	177,943	168,402
Cannabis excise taxes	(22,676)	(21,556)	(45,900)	(41,501)
Net cannabis revenue	67,532	65,652	132,043	126,901
Distribution revenue	85,316	67,611	159,323	135,682
Wellness revenue	14,576	14,606	29,820	29,358
Total	$217,507	$210,950	$427,008	$410,994

Note 20. Cost of goods sold

The Company reports Cost of goods sold in four reporting segments: beverage, cannabis, distribution, and wellness. Cost of goods sold for the three and six months ended November 30, 2025 and three and six months ended November 30, 2024 were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Beverage costs	34,351	37,925	68,764	$70,975
Cannabis costs	41,398	42,475	82,639	79,529
Distribution costs	74,334	59,207	140,342	119,345
Wellness costs	9,927	10,123	20,297	20,219
Total	$160,010	$149,730	$312,042	$290,068

Note 21. General and administrative expenses

General and administrative expenses for the three and six months ended November 30, 2025 and three and six months ended November 30, 2024 were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Salaries and wages	$24,764	22,726	$46,500	$44,293
Office and general	8,284	9,458	16,981	18,718
Stock-based compensation	12,283	7,237	17,335	14,154
Insurance	2,456	3,155	4,849	5,610
Professional fees	1,034	1,126	2,252	2,304
Gain on sale of capital assets	(134)	(505)	(375)	(531)
Travel and accommodation	1,292	1,754	2,604	3,247
Rent	1,196	1,046	2,082	2,315
Total	$51,175	$45,997	$92,228	$90,110

Note 22. Restructuring charges

In connection with the integration of certain acquisitions and strategic transactions, the Company has incurred restructuring and exit costs in the amount of $965 and $1,834 for the three and six months ended November 30, 2025, compared to $6,869 and $11,116 for the three and six months ended November 30, 2024. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed or otherwise incurred.

Within the Cannabis segment, during the six months ended November 30, 2025, the Company incurred restructuring-related expenses totaling $1,834. These charges included $670 associated with the restructuring of the Quebec facility to transition from vegetable cultivation to cannabis cultivation in response to increased global cannabis demand, $843 related to employee termination severance and benefits associated with the reorganization of the Canadian cannabis commercial function, and $177 related to the wind-down of certain non-operating entities. Additionally, the Company recognized $144 related to its Fort Collins, CO partially vacant warehouse recorded under assets held of sale. See Note 3 (capital assets).

During the fiscal year ended May 31, 2025, the Company accrued $8,500 of restructuring charges related to the closure of Hop Valley and other Project 420 initiatives within the Beverage segment, of which $4,570 was recognized in the six months ended November 30, 2025 thereby, reducing the accrual to $3,930.

Note 23. Non-operating income (expense), net

Non-operating income (expense), net for the three and six months ended November 30, 2025 and three and six months ended November 30, 2024 were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Change in fair value of warrant liability	$175	$862	$(3,495)	$1,558
Foreign exchange gain (loss)	(10,327)	(33,797)	(3,399)	(21,916)
(Loss) gain on long-term investments	(345)	(27)	(306)	(66)
Unrealized loss on digital assets	(164)	—	(172)	—
Other non-operating (losses) gains, net	(1,649)	(293)	(1,106)	(185)
Total	$(12,310)	$(33,255)	$(8,478)	$(20,609)

The other non-operating losses (gains), net for the three and six months ended November 30, 2025, were losses of $1,649 and $1,106  which was mainly comprised of a loss of $1,800 on the change in fair value of assets held for sale related to the Fort Collins, CO partially vacant warehouse, as described in Note 3 (capital assets), offset by a gain of $495 resulting from the exchange transaction of the TLRY 27 Note, as described in Note 12 (Convertible debentures payable).

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

On  November 30, 2025 and  May 31, 2025, the Company had long-term debt of $2,216 and $2,546, respectively, and the principal portion of convertible debentures payable of $100,000 and $105,000, respectively, subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2025 and  May 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				November 30,
	Level 1	Level 2	Level 3	2025
Financial assets
Cash and cash equivalents	$246,703	$—	$—	$246,703
Marketable securities	44,848	—	—	44,848
Equity investments measured at fair value	4,229	1,004	8,160	13,393
Digital assets	828	—	—	828
Total recurring fair value measurements	$296,608	$1,004	$8,160	$305,772

				May 31,
	Level 1	Level 2	Level 3	2025
Financial assets
Cash and cash equivalents	$221,666	$—	$—	$221,666
Marketable securities	34,697	—	—	34,697
Equity investments measured at fair value	909	1,063	8,160	10,132
Financial liabilities
Warrant liability	—	—	(1,092)	(1,092)
Contingent consideration	—	—	(15,000)	(15,000)
Total recurring fair value measurements	$257,272	$1,063	$(7,932)	$250,403

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, digital assets, acquisition-related contingent consideration, and warrant liability.

During the  six months ended November 30, 2025, the Company purchased 9.16 units of Bitcoin. Digital assets recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1. The following table presents the Company’s digital asset holdings as of November 30, 2025:

	Quantity	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)
Bitcoin	9.16	$1,000	$828	$(172)
Total digital assets	9.16	$1,000	$828	$(172)

Certain equity investments recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1. The Company classified securities with observable inputs as Level 2 and without a quoted market price as Level 3.

A portion of the consideration to be paid in connection with the Company’s acquisition of Montauk Brewing Company (“Montauk”) is contingent upon the achievement of certain financial measures as of December 31, 2025. If achieved, such contingent consideration is payable in cash. During the six months ended November 30, 2025, the contingent consideration amount was reassessed and was estimated by applying a probability of achievement of 0% on the $15,000 sales earn-out component and 0% on the remaining criteria. The Montauk contingent earn-out is no longer expected to be achieved based on Montauk's current operating results, and as such resulted in a corresponding change in fair value of $15,000 for the contingent consideration liability recognized. The unobservable inputs into the future expected cash outflows result in a fair value measurement classified as Level 3.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows for the period ended  November 30, 2025:

	Equity	Warrant	Contingent
	Investments	Liability	Consideration
Balance, May 31, 2025	$8,160	$(1,092)	$(15,000)
Unrealized gain (loss) on fair value	—	(3,495)	15,000
Instruments exercised	—	4,587	—
Balance, November 30, 2025	$8,160	$—	$—

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows for the period ended  November 30, 2024:

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

The following tables reconcile the Company’s segment gross profit to consolidated U.S. GAAP results:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Beverage
Net beverage revenue	$50,083	$63,081	$105,822	$119,053
Beverage costs	34,351	37,925	68,764	70,975
Beverage gross profit	15,732	25,156	37,058	48,078
Cannabis
Net cannabis revenue	67,532	65,652	132,043	126,901
Cannabis costs	41,398	42,475	82,639	79,529
Cannabis gross profit	26,134	23,177	49,404	47,372
Distribution
Distribution revenue	85,316	67,611	159,323	135,682
Distribution costs	74,334	59,207	140,342	119,345
Distribution gross profit	10,982	8,404	18,981	16,337
Wellness
Wellness revenue	14,576	14,606	29,820	29,358
Wellness costs	9,927	10,123	20,297	20,219
Wellness gross profit	4,649	4,483	9,523	$9,139
Total
Total revenue	217,507	210,950	427,008	410,994
Total costs	160,010	149,730	312,042	290,068
Total gross profit	$57,497	$61,220	$114,966	$120,926

Segment costs are comprised of cost of goods sold, which include product costs, salaries and an allocation of overhead costs.

The following table reconciles the total segment gross profit to the Company’s consolidated totals:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Gross profit	$57,497	$61,220	$114,966	$120,926
Operating expenses:
General and administrative	51,175	45,997	92,228	90,110
Selling	11,781	16,162	24,704	27,852
Amortization	4,358	22,927	8,287	44,731
Marketing and promotion	9,981	9,720	20,136	21,286
Research and development	78	60	119	165
Change in fair value of contingent consideration	—	—	(15,000)	—
Litigation costs, net of recoveries	869	901	1,876	2,496
Restructuring costs	965	6,869	1,834	11,116
Transaction costs (income), net	569	802	969	1,958
Total operating expenses	79,776	103,438	135,153	199,714
Operating loss	(22,279)	(42,218)	(20,187)	(78,788)
Interest expense, net	(5,374)	(7,766)	(12,070)	(17,608)
Non-operating income (expense), net	(12,310)	(33,255)	(8,478)	(20,609)
Loss before income taxes	(39,963)	(83,239)	(40,735)	(117,005)
Income tax expense (recovery), net	3,546	2,036	1,261	2,922
Net loss	$(43,509)	$(85,275)	$(41,996)	$(119,927)

Channels of Cannabis revenue were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Revenue from Canadian medical cannabis	$6,234	$6,673	$12,380	$12,934
Revenue from Canadian adult-use cannabis	62,448	59,077	126,515	116,312
Revenue from wholesale cannabis	1,346	6,593	5,501	12,100
Revenue from international cannabis	20,180	14,865	33,547	27,056
Less excise taxes	(22,676)	(21,556)	(45,900)	(41,501)
Total	$67,532	$65,652	$132,043	$126,901

Geographic net revenue:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
USA	$57,838	$71,753	$121,799	$135,633
Canada	54,173	56,720	112,340	112,625
EMEA	103,155	79,254	188,408	156,926
Rest of World	2,341	3,223	4,461	5,810
Total	$217,507	$210,950	$427,008	$410,994

Geographic capital assets:

	November 30,	May 31,
	2025	2025
USA	$193,897	$200,003
Canada	253,515	267,458
EMEA	98,446	97,371
Rest of World	4,243	3,601
Total	$550,101	$568,433

Major customers are defined as customers that are materially significant to the Company’s annual revenues. For the three and six months ended November 30, 2025 and 2024, there were no major customers representing a material contribution to our quarterly revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and the related Notes thereto for the three month period ended November 30, 2025 contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, as well as  in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 and in the section entitled “Item 1A. Risk Factors” in this Form 10-Q. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Trends and Other Factors Affecting Our Business

Beverage market trends:

Within the beverage category, we expect the following key trends to continue to shape the near-term outlook in this segment:

-

Beverage Distribution. In furtherance of our strategic vision, we remain focused on enhancing our relevance within home markets with mission critical SKUs, focusing on our core brands in their core markets and on driving growth of our highest margin SKUs within these brands. Through targeted efforts, we continue to strategically optimize our price/pack/channel architecture and drive distribution to continue to execute against our craft beer strategy, streamlining our business, enhancing our relevance and focusing resources on our core markets. The 2025 Spring retail product resets demonstrated improvements in the distribution of our core brands and key innovation initiatives, including Shock Top, Runner’s High non-alcoholic, and SweetWater Brewing’s newly launched Day Trip and Dive Beer amongst others. We have started to see the impact of these gains throughout fiscal year 2026.

-

Innovation. In the United States, we have been closely monitoring consumer beverage trends, which have included consumers drinking less beverage alcohol products and, when consuming alcoholic beverages, the increasing demand for ready-to-drink cocktail options. To address these trends, we have engaged in strategic innovation based on data analysis, consumer insights, and portfolio diversification into alternative beverage options. For the consumer seeking to reduce their beverage alcohol consumption, our recent innovations include launching a portfolio of Non-Alcoholic craft beer, sparkling waters under our Liquid Love brand, and clean label energy drinks fortified with vitamins. Our other innovative products include Hemp Derived Delta-9 (HD-D9) beverages. Although new U.S. federal legislation was recently enacted that will restrict the production and sale of our HD‑D9 beverages beginning in November 2026, we believe that new regulations could evolve prior to that date to permit continued sales of HD-D9 beverages under the recent executive order directing the U.S. rescheduling of cannabis products. These strategic innovations underscore our commitment to offering high-quality options across a diverse range of beverage categories, positioning us for sustained growth by meeting consumer demand and differentiation in the competitive beverage segment.

-

Brew Pubs. We currently operate 17 brew pubs, including our Breckenridge Distillery restaurant and tasting room, in geographic regions across the U.S. and core markets for the associated craft brands. An important part of our strategic plan for our craft beer business centers on the role that brew pubs play in promoting and showcasing the distinct, regional positioning of our various craft beer brands. They provide our consumers with a venue in which to connect with others and have an immersive brand experience which serves to enhance brand loyalty and drive immediate and long-term revenue growth. We also believe that our brew pub strategy fuels trial and innovation by allowing us to curate unique small batch product offerings in targeted test markets.

In the spirits category, Breckenridge Distillery combines premium craftsmanship, award-winning quality, and experiential tourism appeal, reinforcing its niche as a lifestyle-driven spirits brand. The distillery has earned multiple prestigious accolades across Whiskey, Gin, and Vodka, including three Icons of Whisky awards, ten Best American Blended Whiskey honors at the World Whiskies Awards, and recognition as Colorado Distillery of the Year. Recent achievements include Breckenridge Reserve Port Cask Finish being named the World’s Best Finished Bourbon at the 2024 World Whiskies Awards. Breckenridge Distillery products are available in all 50 states, with continued planned expansion and product innovations. Recent launches include Mock One – a non-alcoholic spirits line, Mountain Shot – flavored whiskey in convenient pouches, and Casa Breck Tequila, all underscoring our commitment to innovation and evolving consumer preferences. Despite prevailing challenges within the overall spirits market, we believe our focus on whiskey—a resilient segment—combined with our award-winning portfolio and innovative product introductions, positions Breckenridge Distillery for sustained growth and enhanced market presence.

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve given how nascent the industry is with federal legalization of adult-use cannabis occurring just over five years ago. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the Canadian cannabis industry:

-

Market share. During the quarter, Tilray continued to lead the Canadian market with the highest cannabis revenue in Canada. Additionally, during the quarter, we experienced a marginal decrease in market share in Canada from 9.4% to 9.3% from the immediately preceding quarter as reported by Hifyre data for all provinces, excluding Quebec where Weedcrawler was deemed more accurate. The current period decrease in market share reflects our strength in flower and non-infused pre-roll categories which was offset by our lower participation in specific categories experiencing the most price compression. Additionally, we continue to enhance our global supply chain and increase our cultivation footprint to support the growing demand for our product in both Canadian and international cannabis markets. In the meantime, we continue to opportunistically redirect certain inventories to international cannabis markets, which is expected to generate higher margin sales.

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

We continue to believe that Tilray remains uniquely well-positioned to maintain and gain significant market share in the markets in which we participate. We benefit from our end-to-end vertically-integrated infrastructure and well-placed investments, which are comprised of two EU-GMP cultivation facilities located in Portugal and Germany; our fully owned route-to-market encompassing sales, marketing and distribution infrastructure in Germany, Australia and Italy; a network of leading distributors who we work with in the various other countries in which we participate; and, our extensive genetics portfolio and demonstrated commitment and expertise related to the cultivation and production of high-quality, safe cannabis products.  Tilray’s International business also benefits from the depth and breadth of knowledge, experience, relationships and infrastructure we have gleaned from our leading participation and investment into the Canadian medical and adult-use markets. Tilray is proudly pioneering the effort to further understand the therapeutic value of cannabis through the guidance of its independent Medical Advisory board and through partnerships with leading research institutions globally, Tilray is currently supporting clinical trials around the world studying the efficacy of cannabis in treading various indications. We believe that these assets and attributes, combined with our ability to navigate complex regulatory environments, will continue to drive our leadership in international medical markets and allow us to successfully enter new markets as they adopt medical cannabis and potentially adult-use regulations and may also serve to support a potential U.S. participation.

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

As the market continues to mature, we have seen increased demands and differentiation specifically with medical cannabis flowers. In response, we have launched Redecan and Good Supply brands and related medical cannabis products, which provides the patient with a segmented portfolio of products while we continue to deliver on the trust, safety and consistency that has become expected from our Tilray Medical brand.

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

United Kingdom.  Since November 2018, doctors in the UK have been able to prescribe medical cannabis for medicinal use for patients with medical conditions that had failed to respond to first-line medications.  The market today is predominantly all self-pay and prescriptions are facilitated by private clinics.  Today, we supply the UK market with mainly whole flower products from both the Tilray Medical and Broken Coast brands through our distributor partners with sights on growing our portfolio to extracts and other formats.

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

Luxembourg. Luxembourg established its medical cannabis framework in 2018, with the national program operational since February 2019. Medical cannabis is tightly regulated, accessible only through trained physicians and dispensed exclusively via hospital pharmacies. Prescriptions are limited to patients with defined, severe medical conditions, and all treatments are covered by public health insurance. In January 2025, Luxembourg updated its regulations to phase-out high-THC flower products, now permitting only balanced or high-CBD flower and oil-based extracts. This shift reflects the government’s commitment to standardized, pharmaceutical-grade cannabis therapies and patient safety. Tilray Deutschland GmbH was awarded the official government tender in 2025 to supply medical cannabis flower, demonstrating our leadership in centralized procurement and compliance with Luxembourg’s rigorous standards.

Portugal. Portugal legalized medical cannabis in July 2018. The regulatory framework is overseen by INFARMED, requiring Market Placement Authorization (ACM) for all non-pharmaceutical cannabis products, with strict GACP and GMP compliance. While domestic patient access remains limited due to stringent product approvals and the absence of public reimbursement, Portugal has emerged as a leading European producer and exporter of medical cannabis, supplying high-value markets such as Germany, Poland, and Australia. In 2021, Tilray received the first Authorization for Placement on the Market for dried flower, with additional product approvals in 2024, reinforcing our pioneering role in Portugal’s medical cannabis sector. Our strategic investments in cultivation and manufacturing, combined with robust compliance and documentation standards, enable Tilray to deliver EU-GMP quality products to both domestic and international markets. As Portugal explores adult-use reform, Tilray’s established reputation and operational excellence position us to capitalize on future regulatory developments and market expansion.

Wellness market trends:

Tilray Wellness’s branded business continues to grow across brick-and-mortar retail as well as ecommerce, further establishing its leading market share position in better-for-you categories. The Company continues to focus on value-added innovation within natural and organic food and beverages across branded and ingredient sales. We continue to participate in multiple growing categories including super-seeds, better for you breakfast, better for you snacking, and natural energy drinks.  Within our Ingredients sales business, we have expanded our range of offerings in hemp protein and hemp oil, helping us further develop our business in North America and Asia.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business, on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration and restructuring costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the six months ended November 30, 2025, we incurred $1.0  million of transaction expenses, as discussed further below.

Beverage segment Project 420:

In November 2020, we entered the beverage category with the acquisition of SweetWater Brewing Company, one of the largest independent craft brewers in the U.S. by volume, with the vision of creating a more diversified global lifestyle consumer products company.

This initial acquisition provided us with a foundation to pursue additional acquisitions in the beverage category and scale our business on a national basis. We acquired Alpine Beer Company, Green Flash and Breckenridge Distillery in December 2021, Montauk Brewing Company in November 2022, Craft Acquisition I in October 2023 and Craft Acquisition II in September 2024.

With Craft Acquisition I and Craft Acquisition II, we capitalized on opportunities to acquire additional beverage businesses that consisted of strong brands in decline due to lack of focus and in need of investment in order to promote growth, all at a significantly reduced purchase price. To support the growth of these acquired brands and establish a clear path to profitability, we implemented Project 420, which is a comprehensive plan covering (i) SKU optimization/rationalization; (ii) Geographic rationalization; (iii) Distributor rationalization; and (iv) synergy optimization plan through which we expect to invest in the acquired brands for growth and improve profitability:

-	SKU optimization/rationalization – In response to the declining growth in the craft beer industry and consolidation of distributors, we are working with our distributors in various markets to streamline our portfolio by eliminating duplicative, lower margin and slower growth products, which has the immediate effect of reducing revenue. However, by eliminating these slower moving and lower margin SKUs, we are able to focus our attention and resources on our higher margin and faster growing SKUs, as well as the introduction of new innovation, which we expect will accelerate our revenue growth in future quarters.

-

Geographic rationalization – On a consolidated basis, we generate sales in all states however, our brands are significantly stronger in their home markets. For example, SweetWater is located in Georgia and, as a result, its revenues are stronger in Georgia, Alabama, North Carolina and Florida, while 10 Barrel, which is located in Oregon has stronger revenue in Oregon, Washington, Idaho and Wyoming. In away markets, like Oregon for SweetWater, and Georgia for 10 Barrel, the brands are not as strong in these “away” states. Our geographic rationalization works to concentrate our efforts in individual states with our strongest brands in those states. As we reduce the distribution of away markets brands in those states, we are working to increase the distribution and shelf space of home market brands. This initiative is consistent with our Regional Jewel strategy developed in conjunction with the Boston Consulting Group.

-	Distributor rationalization – As a result of our various acquisitions in the last five years, we have over 750 distributors and 975 distributor shipping locations. As a result, we are shipping to multiple distributors in the same geography as well as splitting the allocation of local brands between multiple distributors. The goal of the distributor rationalization is to reduce our distributor footprint down to between 450 and 500 distributors, concentrating those distributors’ effort on our brands and SKUs, while minimizing logistical complexities.

-

Synergy optimization plan – We previously announced a $33 million synergy plan focused on optimizing our production footprint and eliminating redundancies in manufacturing and warehouse assets. By integrating the newly acquired facilities into our existing footprint, we are optimizing capacities, utilization and better absorbing fixed overheads. This in turn is improving our gross margins. As of November 30, 2025, we have achieved $27.2 million of those savings to date. We expect to complete the synergy optimization plan in the fourth quarter of fiscal 2026.

-

Brand and business investment – We have been and are continuing to increase our investment in the marketing, promotion and infrastructure of our recently acquired brands in order to re-establish their dominance in their core markets. Our intention is to fund this investment through the cost savings and synergies achieved through Project 420.

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

In addition, U.S. federal regulatory developments regarding cannabis rescheduling represent a significant shift in the political and legislative environment. This regulatory evolution is expected to create a more credible framework for medical cannabis research, clinical development, and compliance, aligning with Tilray’s established global expertise in regulated medical cannabis markets; although, there are no assurances whether such rescheduling will be implemented as and when anticipated. The Company intends to leverage its proven compliance infrastructure, scientific knowledge, and operational scale to expand responsibly in the U.S. market, introducing medical-grade cannabis products in targeted therapeutic formats. While these developments present significant long-term growth opportunities, they also introduce new regulatory complexities and potential risks that we will continue to monitor closely.

Reverse Stock Split

Effective December 2, 2025, we implemented a Reverse Stock Split of our outstanding shares of Common Stock, at a ratio of one-for-ten.

No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share and stockholders received cash in lieu of any fractional shares that were created by the Reverse Stock Split. Each stockholder's percentage ownership interest in the Company and proportional voting power remained unchanged as a result of the Reverse Stock Split, except for adjustments that resulted from rounding fractional shares down to whole shares.

All issued and outstanding Common Stock, per share amounts, and outstanding equity instruments and awards exercisable into Common Stock contained in the condensed interim consolidated financial statements of the Company and notes thereto have been retroactively adjusted to reflect the Reverse Stock Split for all current and prior periods presented.

Results of Operations

Our consolidated results, in thousands except for per share data, are as follows:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Net revenue	$217,507	$210,950	$6,557	3%	$427,008	$410,994	$16,014	4%
Cost of goods sold	160,010	149,730	10,280	7%	312,042	290,068	21,974	8%
Gross profit	57,497	61,220	(3,723)	(6)%	114,966	120,926	(5,960)	(5)%
Operating expenses:
General and administrative	51,175	45,997	5,178	11%	92,228	90,110	2,118	2%
Selling	11,781	16,162	(4,381)	(27)%	24,704	27,852	(3,148)	(11)%
Amortization	4,358	22,927	(18,569)	(81)%	8,287	44,731	(36,444)	(81)%
Marketing and promotion	9,981	9,720	261	3%	20,136	21,286	(1,150)	(5)%
Research and development	78	60	18	30%	119	165	(46)	(28)%
Change in fair value of contingent consideration	—	—	—	NM	(15,000)	—	(15,000)	NM
Litigation costs, net of recoveries	869	901	(32)	(4)%	1,876	2,496	(620)	(25)%
Restructuring costs	965	6,869	(5,904)	(86)%	1,834	11,116	(9,282)	(84)%
Transaction costs (income), net	569	802	(233)	(29)%	969	1,958	(989)	(51)%
Total operating expenses	79,776	103,438	(23,662)	(23)%	135,153	199,714	(64,561)	(32)%
Operating loss	(22,279)	(42,218)	19,939	(47)%	(20,187)	(78,788)	58,601	(74)%
Interest expense, net	(5,374)	(7,766)	2,392	(31)%	(12,070)	(17,608)	5,538	(31)%
Non-operating (expense) income, net	(12,310)	(33,255)	20,945	(63)%	(8,478)	(20,609)	12,131	(59)%
Loss before income taxes	(39,963)	(83,239)	43,276	(52)%	(40,735)	(117,005)	76,270	(65)%
Income tax expense (recovery), net	3,546	2,036	1,510	74%	1,261	2,922	(1,661)	(57)%
Net loss	$(43,509)	$(85,275)	$41,766	(49)%	$(41,996)	$(119,927)	$77,931	(65)%

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

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
(in thousands of U.S. dollars)	2025	2024	2025	2024
Net beverage revenue	$50,083	$63,081	$105,822	$119,053
Net cannabis revenue	67,532	65,652	132,043	126,901
Distribution revenue	85,316	67,611	159,323	135,682
Wellness revenue	14,576	14,606	29,820	29,358
Beverage costs	34,351	37,925	68,764	70,975
Cannabis costs	41,398	42,475	82,639	79,529
Distribution costs	74,334	59,207	140,342	119,345
Wellness costs	9,927	10,123	20,297	20,219
Adjusted gross profit (excluding PPA step-up) (1)	57,497	62,596	114,966	122,477
Beverage adjusted gross margin (excluding PPA step-up) (1)	31%	42%	35%	42%
Cannabis adjusted gross margin (excluding PPA step-up) (1)	39%	35%	37%	37%
Distribution gross margin	13%	12%	12%	12%
Wellness gross margin	32%	31%	32%	31%
Adjusted EBITDA (1)	$8,365	$9,017	$18,546	$18,351
Cash and marketable securities (1) as at the period ended:	291,551	252,249	291,551	252,249
Working capital as at the period ended:	$470,002	$428,815	$470,002	$428,815

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

Segment Reporting

For the three and six months ended November 30, 2025 and November 30, 2024, respectively, our reporting segments net revenue was comprised of net revenues from our beverage, cannabis, distribution, and wellness operations as follows:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Beverage business	$50,083	$63,081	$(12,998)	(21)%	$105,822	$119,053	$(13,231)	(11)%
Cannabis business	67,532	65,652	1,880	3%	132,043	126,901	5,142	4%
Distribution business	85,316	67,611	17,705	26%	159,323	135,682	23,641	17%
Wellness business	14,576	14,606	(30)	(0)%	29,820	29,358	462	2%
Total net revenue	$217,507	$210,950	$6,557	3%	$427,008	$410,994	$16,014	4%

For the three and six months ended November 30, 2025 and November 30, 2024, respectively, our reporting segment net revenue on a constant currency(1) basis was as follows:

	For the three months ended				For the six months ended
	as reported in constant currency				as reported in constant currency
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Beverage business	$50,083	$63,081	$(12,998)	(21)%	$105,822	$119,053	$(13,231)	(11)%
Cannabis business	67,486	65,652	1,834	3%	131,535	126,901	4,634	4%
Distribution business	79,961	67,611	12,350	18%	149,667	135,682	13,985	10%
Wellness business	14,734	14,606	128	1%	30,015	29,358	657	2%
Total net revenue	$212,264	$210,950	$1,314	1%	$417,039	$410,994	$6,045	1%

For the three and six months ended November 30, 2025 and November 30, 2024, respectively, our geographic net revenue was as follows:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
USA	$57,838	$71,753	$(13,915)	(19)%	$121,799	$135,633	$(13,834)	(10)%
Canada	54,173	56,720	(2,547)	(4)%	112,340	112,625	(285)	(0)%
EMEA	103,155	79,254	23,901	30%	188,408	156,926	31,482	20%
Rest of World	2,341	3,223	(882)	(27)%	4,461	5,810	(1,349)	(23)%
Total net revenue	$217,507	$210,950	$6,557	3%	$427,008	$410,994	$16,014	4%

For the three and six months ended November 30, 2025 and November 30, 2024, respectively, our geographic net revenue on a constant currency(1) basis was as follows:

	For the three months ended				For the six months ended
	as reported in constant currency				as reported in constant currency
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of U.S. dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
USA	$57,838	$71,753	(13,915)	(19)%	$121,799	$135,633	(13,834)	(10)%
Canada	55,413	56,720	(1,307)	(2)%	113,849	112,625	1,224	1%
EMEA	96,391	79,254	17,137	22%	176,399	156,926	19,473	12%
Rest of World	2,622	3,223	(601)	(19)%	4,992	5,810	(818)	(14)%
Total net revenue	$212,264	$210,950	$1,314	1%	$417,039	$410,994	$6,045	1%

As of November 30, 2025 and May 31, 2025, respectively, our geographic capital assets were as follows:

	November 30,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2025	2025	2025 vs. 2024
USA	$193,897	$200,003	$(6,106)	(3)%
Canada	253,515	267,458	(13,943)	(5)%
EMEA	98,446	97,371	1,075	1%
Rest of World	4,243	3,601	642	18%
Total capital assets	$550,101	$568,433	$(18,332)	(3)%

Beverage revenue

Net revenue from our Beverage segment decreased to $50.1 million and to $105.8 million for the three and six months ended November 30, 2025, compared to revenue of $63.1 million and $119.1 million for the prior year periods. The decline in revenue was primarily driven by continued category challenges within the craft beer segment and competitive pressures. Additionally, our portfolio optimization efforts under Project 420, which include SKU rationalization and margin-focused initiatives, contributed to the year-over-year decrease.

For the six month period ended November 30, 2025, these impacts were partially offset by the inclusion of sales from Craft Acquisition II, effective September 1, 2024, which were not reflected in the full prior-year comparative period.

Cannabis revenue

For the three and six months ended November 30, 2025 and November 30, 2024, respectively, cannabis net revenue based on market channel was as follows:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenue from Canadian medical cannabis	$6,234	$6,673	$(439)	(7)%	$12,380	$12,934	$(554)	(4)%
Revenue from Canadian adult-use cannabis	62,448	59,077	3,371	6%	126,515	116,312	10,203	9%
Revenue from wholesale cannabis	1,346	6,593	(5,247)	(80)%	5,501	12,100	(6,599)	(55)%
Revenue from international cannabis	20,180	14,865	5,315	36%	33,547	27,056	6,491	24%
Total cannabis revenue	90,208	87,208	3,000	3%	177,943	168,402	9,541	6%
Excise taxes	(22,676)	(21,556)	(1,120)	5%	(45,900)	(41,501)	(4,399)	11%
Total cannabis net revenue	$67,532	$65,652	$1,880	3%	$132,043	$126,901	$5,142	4%

For the three and six months ended November 30, 2025 and November 30, 2024, respectively, cannabis net revenue based on market channel on a constant currency(1) basis was as follows:

	For the three months ended				For the six months ended
	as reported in constant currency				as reported in constant currency
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenue from Canadian medical cannabis	$6,380	$6,673	$(293)	(4)%	$12,554	$12,934	$(380)	(3)%
Revenue from Canadian adult-use cannabis	63,877	59,077	4,800	8%	128,236	116,312	11,924	10%
Revenue from wholesale cannabis	1,373	6,593	(5,220)	(79)%	5,546	12,100	(6,554)	(54)%
Revenue from international cannabis	19,053	14,865	4,188	28%	31,727	27,056	4,671	17%
Total cannabis revenue	90,683	87,208	3,475	4%	178,063	168,402	9,661	6%
Excise taxes	(23,197)	(21,556)	(1,641)	8%	(46,528)	(41,501)	(5,027)	12%
Total cannabis net revenue	$67,486	$65,652	$1,834	3%	$131,535	$126,901	$4,634	4%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis: Gross revenue from Canadian medical cannabis decreased to $6.2 million and to $12.4 million for the three and six months ended November 30, 2025 compared to gross revenue of $6.7 million and $12.9 million for the prior year periods, respectively. On a constant currency basis, gross revenue from Canadian medical cannabis decreased to $6.4 million and to $12.6 million for the three and six months ended November 30, 2025, respectively. The decrease in gross revenue from medical cannabis, on a constant currency basis, was primarily driven by uninsured patient attrition to the adult-use recreational market, which was partially offset by new insured patient acquisition.

Revenue from Canadian adult-use cannabis: During the three and six months ended November 30, 2025, our gross revenue from Canadian adult-use cannabis increased to $62.4 million and to $126.5 million, compared to gross revenue of $59.1 million and $116.3 million for the prior year periods, respectively. On a constant currency basis, our gross revenue from Canadian adult-use cannabis increased to $63.9 million and increased to $128.2 million for the three and six months ended November 30, 2025, respectively. The increase in gross adult-use revenue was primarily attributed to sales growth in our flower and non-infused pre-roll categories where we have begun to see positive results from our continued innovation and enhanced cultivation capacity. Additionally, we have started to re-enter price-compressed categories that were previously margin prohibitive but are now generating positive gross margins due to our ongoing cost savings initiatives. Lastly, we have continued to invest in our cultivation footprint, including the decision to restart cultivation in our Quebec facility, to support the growing demand in both the Canadian and international markets. Given the higher margin that can be earned on international cannabis sales, we may, when advantageous to do so, continue to redirect inventories to international markets, which may negatively impact Canadian adult-use and wholesale cannabis revenue in future periods while we scale up our infrastructure.

Wholesale cannabis revenue: Gross revenue from wholesale cannabis decreased to $1.3 million and to $5.5 million and for the three and six months ended November 30, 2025, compared to gross revenue of $6.6 million and $12.1 million for the prior year periods respectively. On a constant currency basis, gross revenue from wholesale cannabis decreased to $1.4 million and decreased to $5.5 million for the three and six months ended November 30, 2025, respectively. Due to the transition by many licensed producers in the Canadian market to asset-light business models, the Canadian cannabis industry has experienced a reduction in excess inventory resulting in price increases in the B2B market. As a result of this shift in market dynamics and demand, we continue to evaluate the market and may opportunistically sell into the  wholesale market where it makes sense. Specifically, during the three and six month periods ended November 30, 2025, our wholesale cannabis revenue was lower than the prior year comparative periods due to our strategic decision to channel more of our volume into the other markets in which we participate.

International cannabis revenue: Net revenue from International cannabis increased to $20.2 million and to $33.5 million for the three and six months ended November 30, 2025, compared to net revenue of $14.9 million and $27.1 million for the prior year periods, respectively. On a constant currency basis, given the strengthening of the Euro against the U.S. Dollar when compared to the prior year quarter, net revenue from international cannabis increased to $19.1 million and to $31.7 million for the three and six months ended November 30, 2025, respectively. The increase in net revenue from International cannabis markets during the three and six months ended November 30, 2025, was attributed to growth in the German medical cannabis market, receipt of previously backlogged permits and expansion into emerging medical markets. International cannabis net revenue may fluctuate from quarter to quarter based upon the timing of the receipt of export/import permits as well as the timing of shipments from one quarter to the next. Notably, International cannabis revenue in the first fiscal quarter ended August 31, 2025, was temporarily reduced due to permit‑related delays. As these delays were resolved, revenue levels in the second fiscal quarter ended November 30, 2025, which were consistent with those achieved in the fourth fiscal quarter ended May 31, 2025, of the prior fiscal year, are more indicative of our expected ongoing run rate than the lower revenue realized in the first quarter.

Distribution revenue

Net revenue from our Distribution segment increased to $85.3 million and increased to $159.3 million for the three and six months ended November 30, 2025, compared to revenue of $67.6 million and $135.7 million for the prior year periods, respectively. On a constant currency basis, given the change in the Euro and Argentine Peso against the U.S. Dollar in the quarter, revenue from Distribution increased to $80.0 million and to $149.7 million for the three and six months ended November 30, 2025, respectively. The increase in distribution revenue in the period was driven by a focus on competitive pricing, prioritizing high velocity SKUs and the favorable impacts of foreign exchange.

Wellness revenue

Our Wellness segment net revenue remained consistent at $14.6 million and increased to $29.8 million for the three and six months ended November 30, 2025 compared to $14.6 million and $29.4 million from the prior year periods, respectively. On a constant currency basis for the three and six months ended November 30, 2025, Wellness segment net revenue increased to $14.7 million and to $30.0 million, respectively. The increase in revenue was driven by our strategic focus on value-add innovations, including high protein super-seeds, better-for-you breakfast products, better-for-you snacking, and the continued success of our Hi-Ball clean energy drinks. Additionally, there was continued growth experienced in the ingredient channel as a result of new customer acquisitions. These trends were partially offset by challenges in the club retailer channel, which we are actively addressing through targeted initiatives.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

For the three and six months ended November 30, 2025 and November 30, 2024, respectively, our gross profit and gross margin were as follows:

	For the three months ended				For the six months ended
(in thousands of U.S. dollars)	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
Beverage	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Net revenue	$50,083	$63,081	$(12,998)	(21)%	$105,822	$119,053	$(13,231)	(11)%
Cost of goods sold	34,351	37,925	(3,574)	(9)%	68,764	70,975	(2,211)	(3)%
Gross profit	15,732	25,156	(9,424)	(37)%	37,058	48,078	(11,020)	(23)%
Gross margin	31%	40%	(9)%	(23)%	35%	40%	(5)%	(13)%
Purchase price accounting step-up	—	1,376	(1,376)	(100)%	—	1,551	(1,551)	(100)%
Adjusted gross profit (1)	15,732	26,532	(10,800)	(41)%	37,058	49,629	(12,571)	(25)%
Adjusted gross margin (1)	31%	42%	(11)%	(26)%	35%	42%	(7%)	(17%)
Cannabis
Net revenue	67,532	65,652	1,880	3%	132,043	126,901	5,142	4%
Cost of goods sold	41,398	42,475	(1,077)	(3)%	82,639	79,529	3,110	4%
Gross profit	26,134	23,177	2,957	13%	49,404	47,372	2,032	4%
Gross margin	39%	35%	4%	11%	37%	37%	0%	0%
Distribution
Net revenue	85,316	67,611	17,705	26%	159,323	135,682	23,641	17%
Cost of goods sold	74,334	59,207	15,127	26%	140,342	119,345	20,997	18%
Gross profit	10,982	8,404	2,578	31%	18,981	16,337	2,644	16%
Gross margin	13%	12%	1%	8%	12%	12%	0%	0%
Wellness
Net revenue	14,576	14,606	(30)	(0)%	29,820	29,358	462	2%
Cost of goods sold	9,927	10,123	(196)	(2)%	20,297	20,219	78	0%
Gross profit	4,649	4,483	166	4%	9,523	9,139	384	4%
Gross margin	32%	31%	1%	3%	32%	31%	1%	3%
Total
Net revenue	217,507	210,950	6,557	3%	427,008	410,994	16,014	4%
Cost of goods sold	160,010	149,730	10,280	7%	312,042	290,068	21,974	8%
Gross profit	57,497	61,220	(3,723)	(6)%	114,966	120,926	(5,960)	(5)%
Gross margin	26%	29%	(3)%	(10)%	27%	29%	(2)%	(7)%
Purchase price accounting step-up	—	1,376	(1,376)	(100)%	—	1,551	(1,551)	(100)%
Adjusted gross profit (1)	57,497	62,596	(5,099)	(8)%	114,966	122,477	(7,511)	(6)%
Adjusted gross margin (1)	26%	30%	(4)%	(13)%	27%	30%	(3)%	(10)%

(1)

Adjusted gross profit is our Gross profit (adjusted to exclude purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude purchase price accounting valuation step-up) for each segment are non-GAAP financial measures. See “Use of Non-GAAP Measures” above for additional discussion regarding these non-GAAP measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. We do not consider adjusted gross profit and adjusted gross margin in isolation or as an alternative to financial measures determined in accordance with GAAP.

Beverage gross margin: For the three and six months ended November 30, 2025, our beverage segment generated gross margin of 31% and 35%, respectively, which decreased from 40% and 40%  generated in the prior year periods, respectively. Adjusted gross margin was 31% and 35%, which decreased from 42% and 42% generated in the prior year periods, respectively. The change in the beverage gross margin and adjusted beverage gross margin for the three and six months ended November 30, 2025 was driven by several factors, including our Craft Acquisition II, which historically has operated at a lower gross margin, declining overhead utilization as our revenue levels have declined, and timing delays in realizing the full benefits of our Project 420 cost savings initiatives.

Cannabis gross margin: For the three and six months ended November 30, 2025, our cannabis segment generated gross margin of 39% and 37%, respectively, which increased from 35% and remained consistent at 37% generated in the prior year periods, respectively. The change in gross margin for the three and six months ended November 30, 2025 was driven by a higher proportion of our sales being generated from international markets which has higher margins and lower participation in Canadian wholesale markets which generates lower margins. These favorable impacts were offset by our increased participation in lower margin product categories in the Canadian adult-use cannabis market, as we continue to optimize our cost structure to eliminate negative margins in price competitive categories.

Distribution gross margin: For the three and six months ended November 30, 2025, our distribution segment generated gross margin of 13% and 12%, respectively, which increased from 12% and remained consistent at 12% generated in the prior year periods, respectively, which was attributed to a change in product mix combined with foreign exchange rate improvements, as well as initiatives undertaken to reduce input costs.

Wellness gross margin: For the three and six months ended November 30, 2025, our wellness segment generated gross margin of 32% and 32%, respectively, which increased from 31% and 31% in the prior year periods, respectively, as a result of a change in product mix.

Operating expenses

During the three and six months ended November 30, 2025 and November 30, 2024, respectively, the changes in operating expenses were as follows:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
General and administrative	$51,175	$45,997	$5,178	11%	$92,228	$90,110	$2,118	2%
Selling	11,781	16,162	(4,381)	(27)%	24,704	27,852	(3,148)	(11)%
Amortization	4,358	22,927	(18,569)	(81)%	8,287	44,731	(36,444)	(81)%
Marketing and promotion	9,981	9,720	261	3%	20,136	21,286	(1,150)	(5)%
Research and development	78	60	18	30%	119	165	(46)	(28)%
Change in fair value of contingent consideration	—	—	—	NM	(15,000)	—	(15,000)	NM
Litigation costs, net of recoveries	869	901	(32)	(4)%	1,876	2,496	(620)	(25)%
Restructuring costs	965	6,869	(5,904)	(86)%	1,834	11,116	(9,282)	(84)%
Transaction costs (income), net	569	802	(233)	(29)%	969	1,958	(989)	(51)%
Total operating expenses	$79,776	$103,438	$(23,662)	(23)%	$135,153	$199,714	$(64,561)	(32)%

Operating expenses are comprised of general and administrative, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, litigation costs, net of recoveries, restructuring costs and transaction costs (income), net. For the three and six months ended November 30, 2025, operating expenses decreased by $23.7 million and by $64.6 million to $79.8 million and $135.2 million when compared to $103.4 million and $199.7 for the prior year periods, respectively. This decrease was primarily attributed to the lower amortization expense in the current period, which resulted from the intangible asset reduction recorded during the fiscal quarter ended May 31, 2025, as well as, a gain from the change in fair value of the Montauk contingent consideration, and, to a lesser extent, a reduction in non-recurring litigation, restructuring and transaction costs, as well as selling costs.

General and administrative costs

During the three and six months ended November 30, 2025 and November 30, 2024, respectively, the changes in general and administrative costs when compared to the prior year period were as follows:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Salaries and wages	$24,764	$22,726	$2,038	9%	$46,500	$44,293	$2,207	5%
Office and general	8,284	9,458	(1,174)	(12)%	16,981	18,718	(1,737)	(9)%
Stock-based compensation	12,283	7,237	5,046	70%	17,335	14,154	3,181	22%
Insurance	2,456	3,155	(699)	(22)%	4,849	5,610	(761)	(14)%
Professional fees	1,034	1,126	(92)	(8)%	2,252	2,304	(52)	(2)%
Gain on sale of capital assets	(134)	(505)	371	(73)%	(375)	(531)	156	(29)%
Travel and accommodation	1,292	1,754	(462)	(26)%	2,604	3,247	(643)	(20)%
Rent	1,196	1,046	150	14%	2,082	2,315	(233)	(10)%
Total general and administrative costs	$51,175	$45,997	$5,178	11%	$92,228	$90,110	$2,118	2%

Salaries and wages increased  by 9% and by 5% during the three and six months ended November 30, 2025 when compared to the prior year periods, respectively. The increase during the three and six months ended November 30, 2025 was primarily due to the inclusion of employees from our Craft Acquisition II, which was effective as of September 1, 2024 and therefore, its salaries and wages were not included in the prior year first quarter and as a result of changes in estimates related to timing of compensation accruals. In addition, included in the six month period ended November 30, 2025, was $1.8 million of retention payments compared to $1.7 million in the prior year six month period ended November 30, 2024.

Office and general decreased by 12% and by 9% during the three and six months ended November 30, 2025 when compared to the prior year period respectively. The decrease was driven by our ongoing cost saving initiatives despite the inclusion of costs from our Craft Acquisition II, which was effective as of September 1, 2024.

The Company recognized stock-based compensation expense of $12.3 million and $17.3 million  for the three and six months ended November 30, 2025 compared to $7.2 million and $14.2 million  for the prior year period respectively. Stock-based compensation expense is based on the time-based vesting schedules and varies according to the assumptions used in the vesting model. During the three and six months ended November 30, 2025, stock-based compensation increased as a result of the recognition of expenses related to the performance-based grants following the establishment of their performance criteria during the fiscal quarter.

Insurance expense decreased by 22% and decreased by 14% for the three and six months ended November 30, 2025 to $2.5 million and $4.8 million from $3.2 million and $5.6 million for the prior year period respectively due to lower premiums as a result of management’s decision to self-insure a portion of our property and casualty insurance.

Rent expense increased by 14% and decreased by 10% for the three and six months ended November 30, 2025 to $1.2 million and $2.1 million compared to $1.0 million and $2.3 million for the prior year periods, respectively. Rent expense is predominantly comprised of operating lease expenses for our brew pubs and office spaces and varies period-over-period based on lease amortization schedules and common area maintenance costs.

Selling costs

For the three and six months ended November 30, 2025, the Company incurred selling costs of $11.8 million or 5% of net revenue and $24.7 million or 6% of net revenue as compared to $16.2 million or 8% of net revenue and $27.9 million or 7%  of net revenue in the prior year period respectively. These costs relate to third-party shipping costs for all segments, in addition to distributor commission incurred by the cannabis segment, Health Canada cannabis fees, and patient acquisition and maintenance costs. The decrease in selling costs for the three and six months ended November 30, 2025 is from the lower freight costs incurred in the beverage segment as a result of Project 420 cost saving initiatives and lower commission rates experienced in the Canadian cannabis sales channels.

Amortization

The Company incurred non-production related amortization charges of $4.4 million and $8.3 million for the three and six months ended November 30, 2025, compared to $22.9 million and $44.7  million in the prior year periods respectively based on depreciable capital and intangible assets useful lives. The decrease in the amortization expense is due to the lower carrying value of intangible assets as a result of the impairment charges recognized during the fiscal year ended May 31, 2025.

Marketing and promotion costs

For the three and six months ended November 30, 2025, the Company incurred marketing and promotion costs of $10.0 million and $20.1 million compared to $9.7 million and $21.3 million for the prior year periods, respectively and was driven by variability in discretionary marketing spend.

Research and development

Research and development costs were $0.1 million and $0.1 million  during the three and six months ended November 30, 2025, compared to $0.1 million and $0.2 million in the prior year periods, respectively. These cost relate to external expenditures associated with the development of new products.

Change in fair value of contingent consideration

The Company measures contingent consideration at fair value classified as Level 3, as discussed in Note 24 (Financial risk management and financial instruments). During the six months ended November 30, 2025, the Company recognized $15.0 million of change in the fair value of contingent consideration as the likelihood of achievement decreased to 0% of such contingent consideration related to the Montauk Brewing acquisition.

Litigation costs, net of recoveries

For the three and six months ended November 30, 2025, the Company recorded $0.9 million and $1.9 million of litigation settlements costs and third-party fees incurred in defending these claims, net of favorable recoveries compared to $0.9 million and $2.5 million  in the prior year period respectively. The increase is related to period-to-period variability as litigation and settlement costs are non-recurring in nature.

Restructuring costs

In connection with the integration of certain acquisitions and strategic transactions, the Company has incurred restructuring and exit costs in the amount of $1.0 million and $1.8 million for the three and six months ended November 30, 2025, compared to $6.9 million and $11.1 million for the prior year period respectively. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed or otherwise incurred.

Within the Cannabis segment, during the six months ended November 30, 2025, the Company incurred restructuring-related expenses totaling $1.8 million. These charges included $0.7 million associated with the restructuring of the Quebec facility to transition from vegetable cultivation to cannabis cultivation in response to increased global cannabis demand, $0.8 million related to employee termination severance and benefits associated with the reorganization of the Canadian cannabis commercial function, and $0.2 million related to the wind-down of certain non-operating entities. Additionally, the Company recognized $0.1 million related to its Fort Collins, CO partially vacant warehouse recorded under assets held of sale. See Note 3 (capital assets).

During the fiscal year ended May 31, 2025, the Company accrued $8.5 million of restructuring charges related to the closure of Hop Valley and other Project 420 initiatives within the Beverage segment, of which $4.6 million was recognized in the six months ended November 30, 2025 thereby, reducing the accrual to $3.9 million.

Transaction (income) costs, net

Transaction (income) costs, net, include non-recurring acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation. For the three and six months ended November 30, 2025, transaction (income) costs, decreased by 29% to $0.6 million and $1.0 million, and decreased by 51% to $0.8 million and $2.0 million from the three and six months ended November 30, 2024, respectively. This decrease was due to the fact that we incurred higher costs in the prior year period in connection with Craft Acquisition II.

Non-operating (expense) income, net

During the three and six months ended November 30, 2025 and November 30, 2024, respectively, the changes in non-operating (expense), income were comprised of:

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
(in thousands of US dollars)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Change in fair value of warrant liability	175	862	(687)	(80)%	(3,495)	1,558	(5,053)	(324)%
Foreign exchange gain (loss)	(10,327)	(33,797)	23,470	(69)%	(3,399)	(21,916)	18,517	(84)%
Loss on long-term investments	(345)	(27)	(318)	1,178%	(306)	(66)	(240)	364%
Unrealized loss on digital assets	(164)	—	(164)	NM	(172)	—	(172)	NM
Other non-operating (losses) gains, net	(1,649)	(293)	(1,356)	463%	(1,106)	(185)	(921)	498%
Total non-operating income (expense)	$(12,310)	$(33,255)	$20,945	(63)%	$(8,478)	$(20,609)	$12,131	(59)%

For the three and six months ended November 30, 2025, the Company recognized a gain on the change in fair value of its warrants of $0.2 million and a loss of $3.5 million, compared to a gain of $0.9 million and $1.6 million in the prior year periods, as a result of the change in our share price and the exercise price of the warrants. For the three and six months ended November 30, 2025, the Company recognized a loss of $10.3 million and $3.4 million resulting from the changes in foreign exchange rates during the period compared to a loss of $33.8 million and $21.9 million for the prior year periods. For the three and six months ended November 30, 2025, the Company recognized a loss of $0.3 million and $0.3 million on long-term investments compared to a loss of $0.0 million and $0.1 million for the prior year periods. For the three and six months ended November 30, 2025, the Company recognized a loss of $0.2 million and $0.2 million on digital assets from the unrealized change in fair value of Bitcoin compared to $nil and $nil million for the prior year periods. The other non-operating (losses) gains, net were loss of $1.6 million and $1.1 million for the three and six months ended November 30, 2025, compared to a loss of $0.3 million and $0.2 million for the prior year periods, and was mainly comprised of a loss of $1.8 million on the change in fair value of assets held for sale related to Fort Collins, CO partially vacant warehouse, as described in Note 3 (capital assets), offset by a gain of $0.5 million resulting from the exchange transaction of the TLRY 27 Note, as described in Note 12 (Convertible debentures payable).

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

For three and six months ended November 30, 2025, adjusted EBITDA decreased to $8.4 million and increased to $18.5 million compared to $9.0 million and $18.4 million for the prior year periods and remained relatively consistent as we continue to execute on our strategic plan.

	For the three months ended				For the six months ended
	November 30,	November 30,	Change	% Change	November 30,	November 30,	Change	% Change
Adjusted EBITDA reconciliation:	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Net loss	$(43,509)	$(85,275)	$41,766	(49)%	$(41,996)	$(119,927)	$77,931	(65)%
Income tax expense (recovery), net	3,546	2,036	1,510	74%	1,261	2,922	(1,661)	(57)%
Interest expense, net	5,374	7,766	(2,392)	(31)%	12,070	17,608	(5,538)	(31)%
Non-operating income (expense), net	12,310	33,255	(20,945)	(63)%	8,478	20,609	(12,131)	(59)%
Amortization	15,958	34,050	(18,092)	(53)%	31,519	65,864	(34,345)	(52)%
Stock-based compensation	12,283	7,237	5,046	70%	17,335	14,154	3,181	22%
Change in fair value of contingent consideration	—	—	—	NM	(15,000)	—	(15,000)	NM
Project 420 business optimization	—	—	—	NM	200	—	200	NM
Purchase price accounting step-up	—	1,376	(1,376)	(100)%	—	1,551	(1,551)	(100)%
Litigation costs, net of recoveries	869	901	(32)	(4)%	1,876	2,496	(620)	(25)%
Restructuring costs	965	6,869	(5,904)	(86)%	1,834	11,116	(9,282)	(84)%
Transaction costs (income), net	569	802	(233)	(29)%	969	1,958	(989)	(51)%
Adjusted EBITDA	$8,365	$9,017	$(652)	(7)%	$18,546	$18,351	$195	1%

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

Liquidity and Capital Resources

We actively manage our cash, marketable securities and digital assets in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and complete acquisitions. We believe that existing cash, cash equivalents, marketable securities, Bitcoin digital assets and cash generated by operations, together with access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs for the short and long term outlook.

For the Company's short-term liquidity requirements, we are focused on generating positive cash flow from operations and being free cash flow positive. Certain of our business segments, such as cannabis, are working capital intensive and have longer cash conversion cycles.  In order to mitigate these effects, management continues to optimize our infrastructure, headcount, as well as the elimination of other discretionary operational costs. Additionally, the Company continues to work on improvements to the cash conversion cycles across its businesses and invest our excess cash in short-term marketable securities, which are comprised of U.S. treasury bills, high grade corporate bonds and term deposits with major Canadian, European and Australian banks as well as in digital assets.

For the Company's long-term liquidity requirements, we are focused on funding operations through profitable organic growth and through acquisitions of businesses that are accretive to earnings and are less working capital intensive. We may need to take on additional debt or equity financing arrangements in order to achieve these target goals on a long-term basis.

On May 17, 2024, the Company entered into an equity distribution agreement with TD Securities (USA) LLC and Jefferies LLC in connection with an aggregate offering value of up to $250 million through an at-the-market equity program (“ATM Program”). During the three and six months ended November 30, 2025, the Company issued 6,777,224 shares under the ATM Program generating gross proceeds of $76.6 million. The Company paid $3.5 million in commissions and other fees associated with these issuances generating net proceeds of $73.1 million. The Company intends to use the net proceeds from the ATM Program to fund strategic and accretive acquisitions or investments in businesses and capital expenditures for acquired businesses, including potential acquisitions of assets to capitalize on expected regulatory advancements or expansion opportunities. As of November 30, 2025, the ATM program was completed.

Additionally, we are committed to optimizing our capital structure and enhancing financial flexibility as we intend to continue to opportunistically purchase or exchange equity for the TLRY 27 Notes prior to their underlying maturity date in June 2027, subject to market conditions.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$(8,537)	$(40,724)	$(9,878)	$(76,031)
Net cash provided by (used in) investing activities	(58,005)	(10,725)	(33,538)	(60,120)
Net cash provided by financing activities	48,100	38,203	67,948	98,793
Effect on cash of foreign currency translation	317	(2,242)	505	(1,284)
Cash and cash equivalents, beginning of period	264,828	$205,186	221,666	228,340
Cash and cash equivalents, end of period	$246,703	$189,698	$246,703	$189,698
Marketable securities	44,848	62,551	44,848	62,551
Cash and marketable securities(1)	$291,551	$252,249	$291,551	$252,249

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

Cash flows from operating activities

The change in net cash used in operating activities was ($8.5) million and ($9.9) million for three and six months ended November 30, 2025, compared to ($40.7) million and $($76.0) million for the prior year periods. The prior year periods were impacted by the integration of Craft Acquisition I, which required working capital investments and have now normalized.

Cash flows from investing activities

The change in net cash provided by (used in) investing activities was ($58.0) million and ($33.5) million for three and six months ended November 30, 2025, compared to ($10.7) million and ($60.1) million for the prior year periods, and was a result of the change in investments in marketable securities in the current periods and that Craft Acquisition II occurred in the prior year period.

Cash flows from financing activities

The change in cash provided by financing activities was $48.1 million and $67.9 million for three and six months ended November 30, 2025, compared to $38.2 million and $98.8 million for the prior year periods primarily due to variability in funds provided under the ATM Program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended November 30, 2025, there have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2025, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

●

Government regulation is evolving, including potential regulatory developments in the United States to reschedule cannabis from Schedule I to Schedule III under the Controlled Substances Act. In November 2025, new U.S. federal legislation was enacted that banned the production or sale of hemp-derived cannabis, including Delta-9.  This restriction is scheduled to go into effect on November 12, 2026.

●

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

There are regulatory risks associated with the rescheduling of cannabis in the U.S. and uncertainties in the implementation of our planned medical cannabis platform.

The recently announced U.S. federal cannabis rescheduling order has introduced significant uncertainty regarding the scope, timing, and ultimate impact of potential changes to U.S. federal cannabis regulation. Our business, financial condition, and results of operations may be materially adversely affected if such changes do not occur as or when anticipated or impose requirements we are unable to meet. Although federal cannabis rescheduling is expected to create expanded opportunities for our business in the U.S., including our planned launch of a medical cannabis platform in 2026, the final outcome of federal rulemaking—along with related DEA and FDA oversight, enforcement priorities, and interaction with state-level regulatory frameworks—remains unclear and may materially differ from current expectations. Legal challenges to rescheduling, shifts in federal or state regulatory priorities, or the imposition of restrictive compliance, manufacturing, or distribution requirements could delay, limit, or prevent our ability to commercialize medical cannabis products in the U.S. If the resulting regulatory environment is more restrictive than anticipated, is not implemented on a timely basis, or otherwise fails to permit a viable market pathway, we may be unable to pursue our planned U.S. medical cannabis strategy as intended, which could adversely impact our growth prospects, strategic objectives, and anticipated investments.

We may be exposed to financial losses and operational risks due to our decision to self-insure certain real property assets.

We recently transitioned several of our real property assets from third‑party insurance coverage to a self‑insurance model. Under this approach, we bear the financial risk associated with potential losses, damages, business interruption, remediation costs, or other liabilities relating to these properties. While we believe this strategy appropriately balances cost management and risk, it exposes us to risks that could materially and adversely affect our business, financial condition, and results of operations.  Loss events such as fire, flooding, natural disasters, equipment failures, structural degradation, theft, or other property‑related incidents, could require significant out‑of‑pocket expenditures. Depending on the nature and magnitude of any such event, we may incur substantial unplanned costs, experience facility downtime, or have reduced capacity to cultivate, manufacture, store, or distribute products. These outcomes could disrupt supply chains, delay production, impair revenue generation, or necessitate capital expenditures not otherwise planned. In addition, our determination of appropriate reserves and internal risk‑mitigation processes may prove inadequate. If the scope, frequency, or severity of property‑related losses exceeds our expectations, we may experience materially higher expenses or capital requirements. Any of these factors, individually or in the aggregate, could materially and adversely impact our operating results, cash flows, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On October 9, 2025, Tilray entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”), an Ontario corporation, pursuant to which, among other things, Tilray acquired from DDH a promissory note in the amount of $14,821 (the “Note”) payable by 1974568 Ontario Limited (“Aphria Diamond”). DDH is a joint venturer with Aphria Inc. (Tilray’s wholly-owned subsidiary) in Aphria Diamond. As consideration for the Note, Tilray issued 861,707 shares of its Common Stock to DDH.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of the Company, filed on November 26, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 26, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: January 8, 2026	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: January 8, 2026	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer