Form 10-Q
period 2026-02-28
Tilray Brands, Inc.
filed 2026-04-01
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of March 30, 2026, the registrant had 116,548,663 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2026 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,”  “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions regarding our cost savings initiatives and our expected benefits from those initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; our expectations regarding revenue for certain of our segments and trends for gross margin; our intentions regarding our capital structure and TLRY 27 Notes; current or future macroeconomic trends; industry trends; or legislative or regulatory changes, including our statements regarding the anticipated impact of Tariffs on our costs or opportunities presented by such changes on our growth; our statements regarding the consolidation of the Canadian cannabis industry; our expectations for higher margin sales by redirecting our Canadian cannabis inventory to international markets: our expectations for our positioning and cannabis market share in Europe and other markets; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	February 28,	May 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$204,620	$221,666
Restricted cash	44,885	—
Marketable securities	15,312	34,697
Accounts receivable, net	118,372	121,489
Inventory	292,303	270,882
Prepaids and other current assets	40,819	34,092
Assets held for sale	2,449	5,800
Total current assets	718,760	688,626
Capital assets	543,008	568,433
Operating lease, right-of-use assets	17,939	22,279
Digital assets	614	—
Intangible assets	23,343	21,423
Goodwill	752,350	752,350
Long-term investments	7,634	10,132
Other assets	11,074	11,084
Total assets	$2,074,722	$2,074,327
Liabilities
Current liabilities
Bank indebtedness	$8,834	$7,181
Accounts payable and accrued liabilities	223,996	235,322
Contingent consideration	—	15,000
Warrant liability	—	1,092
Current portion of lease liabilities	7,259	6,941
Current portion of long-term debt	17,453	14,767
Total current liabilities	257,542	280,303
Long - term liabilities
Lease liabilities	60,282	64,925
Long-term debt	134,982	148,493
Convertible debentures payable	88,268	86,428
Deferred tax liabilities, net	7,877	3,748
Other liabilities	164	855
Total liabilities	549,115	584,752
Commitments and contingencies (refer to Note 19)
Stockholders' equity
Common stock ($0.0001 par value; 1,416,000,000 common shares authorized; 116,546,939 and 106,067,875 common shares issued and outstanding, respectively)[1]	116	106
Treasury Stock (321,391 and 200,422 treasury shares issued and outstanding, respectively)[1]	—	—
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Additional paid-in capital	6,520,501	6,401,657
Accumulated other comprehensive loss	(44,198)	(43,063)
Accumulated deficit	(4,919,051)	(4,847,226)
Total Tilray Brands, Inc. stockholders' equity	1,557,368	1,511,474
Non-controlling interests	(31,761)	(21,899)
Total stockholders' equity	1,525,607	1,489,575
Total liabilities and stockholders' equity	$2,074,722	$2,074,327

1Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split (as defined below), which became effective on December 2, 2025. See Note 1 (Basis of presentation and summary of significant accounting policies).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Net revenue	$206,732	$185,780	$633,740	$596,774
Cost of goods sold	151,778	133,769	463,820	423,837
Gross profit	54,954	52,011	169,920	172,937
Operating expenses:
General and administrative	50,228	39,246	142,456	129,356
Selling	10,617	13,905	35,321	41,757
Amortization	5,106	23,182	13,393	67,913
Marketing and promotion	8,692	6,793	28,828	28,079
Research and development	62	85	181	250
Change in fair value of contingent consideration	—	—	(15,000)	—
Impairment of intangible assets and goodwill	—	699,235	—	699,235
Other than temporary change in fair value of convertible notes receivable	—	20,000	—	20,000
Litigation costs, net of recoveries	621	2,758	2,497	5,254
Restructuring costs	4,087	6,133	5,921	17,249
Transaction costs (income), net	1,927	605	2,896	2,563
Total operating expenses	81,340	811,942	216,493	1,011,656
Operating loss	(26,386)	(759,931)	(46,573)	(838,719)
Interest expense, net	(4,965)	(8,378)	(17,035)	(25,986)
Non-operating income (expense), net	8,092	(24,022)	(386)	(44,631)
Loss before income taxes	(23,259)	(792,331)	(63,994)	(909,336)
Income tax expense (recovery), net	1,974	1,203	3,235	4,125
Net loss	$(25,233)	$(793,534)	$(67,229)	$(913,461)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(26,572)	(789,436)	(71,825)	(913,943)
Non-controlling interests	1,339	(4,098)	4,596	482
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	(4,687)	(5,389)	(411)	(10,195)
Comprehensive loss	$(29,920)	$(798,923)	$(67,640)	$(923,656)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(31,477)	(794,414)	(72,960)	(923,379)
Non-controlling interests	1,557	(4,509)	5,320	(277)
Weighted average number of common shares - basic[1]	112,675,734	90,834,279	109,657,744	86,079,372
Weighted average number of common shares - diluted[1]	112,675,734	90,834,279	109,657,744	86,079,372
Net loss per share - basic[1]	$(0.24)	$(8.69)	$(0.65)	$(10.62)
Net loss per share - diluted[1]	$(0.24)	$(8.69)	$(0.65)	$(10.62)

1Current and prior year share and amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025. See Note 1 (Basis of presentation and summary of significant accounting policies).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

						Accumulated
	Number of		Number of		Additional	other		Non-
	common	Common	treasury	Treasury	paid-in	comprehensive	Accumulated	controlling
	shares[1]	Stock	shares[1]	stock	capital	loss	Deficit	interests	Total
Balance at May 31, 2024	83,192,537	$83	—	$—	$6,146,810	$(43,499)	$(2,660,488)	$272	$3,443,178
Share issuance - At-the-Market (“ATM”) program	3,669,331	4	—	—	66,468	—	—	—	66,472
Share issuance - RSUs exercised	682,314	1	—	—	(1)	—	—	—	—
Share issuance - options exercised	301	—	—	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(2,661)	—	—	—	(2,661)
Stock-based compensation	—	—	—	—	6,917	—	—	—	6,917
Comprehensive income (loss) for the period	—	—	—	—	—	3,622	(39,165)	5,051	(30,492)
Balance at August 31, 2024	87,544,483	$88	—	$—	$6,217,533	$(39,877)	$(2,699,653)	$5,323	$3,483,414
Share issuance - At-the-Market (“ATM”) program	3,051,756	3	—	—	45,041	—	—	—	45,044
Share issuance - Repurchase of TLRY 27 convertible note	1,003,464	1	(368,261)	—	17,084	—	—	—	17,085
Share issuance - Settlement of equity component of TLRY 27 convertible note	—	—	—	—	(4,931)	—	—	—	(4,931)
Share issuance - Double Diamond Holdings dividend settlement	1,321,759	1	—	—	23,823	—	—	(23,824)	—
Share issuance - RSUs exercised	3,598	—	—	—	—	—	—	—	—
Share issuance - options exercised	735	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,237	—	—	—	7,237
Comprehensive loss for the period	—	—	—	—	—	(8,080)	(85,342)	(819)	(94,241)
Balance at November 30, 2024	92,925,795	93	(368,261)	—	6,305,787	(47,957)	(2,784,995)	(19,320)	3,453,608
Share issuance - At-the-Market (“ATM”) program	2,639,994	3	—	—	28,219	—	—	—	28,222
Share issuance - Repurchase of TLRY 27 convertible note	2,713,677	3	(593,681)	—	26,440	—	—	—	26,443
Share issuance - Settlement of equity component of TLRY 27 convertible note	—	—	—	—	(7,442)	—	—	—	(7,442)
Share issuance - RSUs exercised	57,796	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,035	—	—	—	4,035
Disposal of SH Acquisition non-controlling interests	—	—	—	—	—	—	—	(3,840)	(3,840)
Comprehensive loss for the period	—	—	—	—	—	(4,978)	(789,436)	(4,509)	(798,923)
Balance at February 28, 2025	98,337,262	99	(961,942)	—	6,357,039	(52,935)	(3,574,431)	(27,669)	2,702,103

Balance at May 31, 2025	106,067,875	$106	(200,422)	$—	$6,401,657	$(43,063)	$(4,847,226)	$(21,899)	$1,489,575
Share issuance - At-the-Market (“ATM”) program	3,444,380	3	—	—	22,488	—	—	—	22,491
Share issuance - Repurchase of TLRY 27 convertible note	1,259,182	1	(120,969)	—	4,799	—	—	—	4,800
Share issuance - Settlement of equity component of TLRY 27 convertible note	—	—	—	—	(1,158)	—	—	—	(1,158)
Share issuance - RSUs exercised	1,057,680	1	—	—	(1)	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(1,427)	—	—	—	(1,427)
Stock-based compensation	—	—	—	—	5,052	—	—	—	5,052
Comprehensive income (loss) for the period	—	—	—	—	—	(167)	(322)	1,814	1,325
Balance at August 31, 2025	111,829,117	$111	(321,391)	$—	$6,431,410	$(43,230)	$(4,847,548)	$(20,085)	$1,520,658
Share issuance - At-the-Market (“ATM”) program	3,332,844	3	—	—	50,562	—	—	—	50,565
Share issuance - RSUs exercised, net of cancellations	(121,968)	—	—	—	—	—	—	—	—
Share issuance - Warrant exercised	620,900	1	—	—	6,954	—	—	—	6,955
Share issuance - Double Diamond Holdings dividend settlement	861,707	1	—	—	14,821	—	—	(15,182)	(360)
Stock-based compensation	—	—	—	—	7,736	—	—	—	7,736
Comprehensive income (loss) for the period	—	—	—	—	—	3,937	(44,931)	1,949	(39,045)
Balance at November 30, 2025	116,522,600	$116	(321,391)	$—	$6,511,483	$(39,293)	$(4,892,479)	$(33,318)	$1,546,509
Fractional shares cancelled pursuant to Reverse Stock Split	(20,652)	—	—	—	(159)	—	—	—	(159)
Share issuance - RSUs exercised, net of cancellations	44,991	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,177	—	—	—	9,177
Comprehensive income (loss) for the period	—	—	—	—	—	(4,905)	(26,572)	1,557	(29,920)
Balance at February 28, 2026	116,546,939	$116	(321,391)	$—	$6,520,501	$(44,198)	$(4,919,051)	$(31,761)	$1,525,607

1Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025. See Note 1 (Basis of presentation and summary of significant accounting policies).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the nine months ended
	February 28,	February 28,
	2026	2025
Cash provided by (used in) operating activities:
Net loss	$(67,229)	$(913,461)
Adjustments for:
Deferred income tax (recovery) expense, net	3,235	2,686
Unrealized foreign exchange (gain) loss	(5,886)	30,725
Amortization	48,260	99,410
Accretion of convertible debt discount	5,977	8,751
Impairments	—	699,235
Other than temporary change in fair value of convertible notes receivable	—	20,000
Unrealized loss on digital assets	386	—
Other non-cash items	2,402	1,503
Stock-based compensation	31,060	18,189
Loss on long-term investments	4,449	5,540
Loss (gain) on derivative instruments	3,495	(2,896)
Change in fair value of contingent consideration	(15,000)	—
Change in non-cash working capital:
Accounts receivable	3,117	321
Prepaids and other current assets	(3,717)	(8,258)
Inventory	(21,421)	(5,577)
Accounts payable and accrued liabilities	(20,948)	(37,960)
Net cash used in operating activities	(31,820)	(81,792)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(22,838)	(26,586)
Proceeds from disposal of capital and intangible assets	1,798	833
Investment in digital assets	(1,000)	—
Sale (purchase) of marketable securities, net	19,385	(16,276)
Investment in long-term investments	(3,595)	—
Proceeds from long-term investments	1,629	—
Business acquisitions, net of cash acquired	—	(18,210)
Net cash used in investing activities	(4,621)	(60,239)
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	73,058	139,738
Cash paid in lieu fractional shares	(159)	—
Proceeds from warrants exercised	2,367	—
Proceeds from long-term debt	—	3,450
Repayment of long-term debt	(11,108)	(16,115)
Repayment of convertible debt	—	(330)
Repayment of lease liabilities	(2,991)	(2,586)
Net decrease in bank indebtedness	1,653	(7,293)
Net cash provided by financing activities	62,820	116,864
Effect of foreign exchange on cash and cash equivalents	1,460	(3,217)
Net increase (decrease) in cash and cash equivalents	27,839	(28,384)
Cash and cash equivalents, beginning of period	221,666	228,340
Cash and cash equivalents and restricted cash, end of period	$249,505	$199,956

Within the consolidated statements of cash flows, cash and cash equivalents includes $44,885 of restricted cash as of February 28, 2026, and $nil as of February 28, 2025.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements reflect the accounts of the Company for the quarterly period ended February 28, 2026 (the “Financial Statements”). The Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements (the “Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2025 (the “Annual Report”). These Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full fiscal year.

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

Restricted cash

We classify cash that is legally or contractually restricted as to withdrawal or usage as restricted cash. As of  February 28, 2026, the Company reported $44,885 of restricted cash related to the funds held in escrow in connection with the acquisition of BrewDog plc (“BrewDog”), which was completed on March 2, 2026. See Note 26 (Subsequent Events).

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

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss attributable to Tilray shareholders is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the three months ended  February 28, 2026 and  February 28, 2025, the dilutive potential common share equivalents outstanding consisted of the following: 7,626,712 and 2,189,612 common shares from RSUs, 303,199 and 303,256 common shares from share options, nil and 620,900 common shares for warrants and 3,766,478 and 4,873,823 common shares for convertible debentures, respectively. Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for the Company beginning fiscal year ended  May 31, 2028 and will be disclosed in the Annual Report on Form 10-K for such period. The Company is currently evaluating the effect of adopting this ASU.

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

Note 2. Inventory

Inventory consisted of the following:

	February 28,	May 31,
	2026	2025
Beverage inventory	$67,424	$63,965
Cannabis plants	30,872	24,045
Dried cannabis	110,315	103,507
Cannabis derivatives	4,227	7,877
Cannabis vapes	1,747	1,860
Packaging and other inventory items	13,746	15,366
Distribution inventory	49,901	38,735
Wellness inventory	14,071	15,527
Total	$292,303	$270,882

Note 3. Capital assets

Capital assets consisted of the following:

	February 28,	May 31,
	2026	2025
Land	$45,535	$44,529
Production facilities	422,586	407,650
Equipment	278,873	280,585
Leasehold improvements	21,459	20,415
Finance lease, right-of-use assets	38,792	40,308
Construction in progress	12,187	11,241
	$819,432	$804,728
Less: accumulated amortization	(276,424)	(236,295)
Total	$543,008	$568,433

Assets held for sale consisted of the following:

	February 28,	May 31,
	2026	2025
Production facilities	$—	$5,800
Equipment	979	—
Leasehold improvements	493	—
Operating lease, right-of-use assets	977	—
Total	$2,449	$5,800

During the three months ended  February 28, 2026, the Company classified the assets of Atwater Brewing, with a carrying value of $2,449 from its Beverage reporting unit, as assets held for sale. These assets were acquired on September 1, 2024 as part of the transaction referred to as “Craft Acquisition II.” Following management’s assessment of facility utilizations, it was determined that such assets would be held for sale. Assets held for sale are measured at the lower of carrying amount and the fair value less costs to sell and are no longer depreciated. Changes in the carrying amount are recorded in the consolidated statement of net loss and comprehensive loss. During the three months ended  February 28, 2026, the Company also completed the sale of the Fort Collins asset group. The loss on the disposition of assets held for sale are recorded in the consolidated statement of loss.

Note 4. Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		February 28,	May 31,
	Classification on Balance Sheet	2026	2025
Assets
Finance lease, right-of-use assets	Capital assets	$38,792	$40,308
Operating lease, right-of-use assets	Operating lease, right-of-use assets	17,939	22,279
Total right-of-use assets		$56,731	$62,587
Liabilities
Current:
Current portion of finance lease liabilities	Current portion of lease liabilities	$1,662	$1,560
Current portion of operating lease liabilities	Current portion of lease liabilities	5,597	5,381
Non-current:
Finance lease liabilities	Lease liabilities	43,226	44,295
Operating lease liabilities	Lease liabilities	17,056	20,630
Total lease liabilities		$67,541	$71,866

Included in total lease liabilities is $985 related to disposal groups classified as held for sale. See Note 3 (Capital Assets).

The following table presents the future undiscounted payments associated with lease liabilities as of February 28, 2026:

	Operating	Finance
	leases	leases
2026 (remaining three months)	$1,943	$1,131
2027	7,003	4,523
2028	5,923	4,523
2029	2,935	4,375
Thereafter	10,802	66,939
Total minimum lease payments	$28,606	$81,491
Imputed interest	(5,953)	(36,603)
Obligations recognized	$22,653	$44,888

Note 5. Intangible Assets

Intangible assets consisted of the following items:

	Customer relationships & distribution channel	Licenses, permits & applications	Intellectual property, trademarks, knowhow & brands	February 28,
				2026
Cost	$2,409	$18,432	$16,784	$37,625
Accumulated amortization	(161)	(9,113)	(5,008)	(14,282)
Total	$2,248	$9,319	$11,776	$23,343

As of February 28, 2026, the Company also has the following intangible assets which have been fully impaired; $444,208 of customer relationships and distribution channels, $367,022 of licenses, permits and applications, and $452,530 of intellectual property, trademarks, know-how and brands.

	Customer relationships & distribution channel	Licenses, permits & applications	Non-compete agreements	Intellectual property, trademarks, knowhow & brands	May 31,
					2025
Cost	$610,240	$387,238	$12,449	$618,514	$1,628,441
Accumulated amortization	(166,032)	(9,693)	(12,449)	(155,084)	(343,258)
Accumulated impairment losses	(444,208)	(367,022)	—	(452,530)	(1,263,760)
Total	$—	$10,523	$—	$10,900	$21,423

Licenses, permits & applications are predominantly comprised of multi-period sponsorship rights.

Expected future amortization expense for intangible assets as of  February 28, 2026 is as follows:

Amortization
2026 (remaining three months)	$1,810
2027	7,240
2028	6,074
2029	2,580
2030	2,580
Thereafter	3,059
Total	$23,343

Note 6. Goodwill

The following table shows the carrying amount of goodwill by reporting units:

February 28,
2026
Cannabis Goodwill	$2,640,669
Accumulated impairment losses	(1,888,319)
Total	$752,350

	Reporting Unit				May 31,
	Beverage	Cannabis	Wellness	Distribution	2025
Goodwill	$120,802	$2,640,669	$77,470	$4,458	$2,843,399
Accumulated impairment losses	(120,802)	(1,897,431)	(68,186)	(4,235)	(2,090,654)
Effect of foreign exchange	—	9,112	(9,284)	(223)	(395)
Total	$—	$752,350	$—	$—	$752,350

During the fiscal quarter ended February 28, 2026, the Company assessed for indicators of impairment and concluded that there were no indicators and accordingly, no further impairment testing was required and no impairment charges were recognized during the period.

In the prior year, during the fiscal quarter ended  February 28, 2025, based upon a combination of factors including a sustained decline in the Company’s market capitalization stemming from the uncertainty resulting from certain changes in U.S. global economic policy, including slower than anticipated progress in global cannabis legalization and overall declines in the craft beer industry sector, the Company concluded that it was more likely than not, that the fair value of our reporting units were less than their carrying amounts. Accordingly, the Company utilized the income approach, which uses future discounted cash flows, to determine the fair value of each reporting unit. As a result, the Company recorded non-cash impairment charges of $570,000 of cannabis goodwill, $100,000 of beverage goodwill, $25,000 of wellness goodwill and $4,235 of distribution goodwill for the three and nine months ended  February 28, 2025. The non-cash charge had no impact on the Company’s compliance with debt covenants at  February 28, 2025, its cash flows or available liquidity.

In the Company’s cannabis goodwill assessment performed during the three and nine months ended  February 28, 2025, the Company used a discount rate of 12.00%, a terminal growth rate of 5%, and an average revenue growth rate of 34% over 5 years, based on an 88% and 40% average probability of anticipated EU and U.S. cannabis legalization, respectively and/or changes in drug policy in various countries within the next 5 years. A 1% increase in the discount rate would result in an additional $285,000 in impairment, a 1% decrease in the terminal growth rate would result in an additional $210,000 in impairment, a 5% decrease in the average growth rate would result in an additional $170,000 in impairment, a 5% decrease in the probability of EU cannabis legalization would result in an additional $80,000 in impairment and a 5% decrease in the probability of US cannabis legalization would result in an additional $7,000 in impairment. Changes to those probabilities resulting in continued delays in or cessation of legalization of cannabis within the United States and internationally, or adverse regulatory changes to existing legislation, could have an unfavorable impact on the estimated future cash flows, and ultimately, the fair value of the cannabis reporting unit, which  may result in a material impairment expense recognized in future reporting periods.

In the Company’s beverage goodwill assessment performed during the three and nine months ended  February 28, 2025, the Company used a discount rate of 9.25%, a terminal growth rate of 2%, and an average revenue growth rate of 12% over 5 years. A 1% increase in the discount rate would result in an additional $70,000 in impairment, a 1% decrease in the terminal growth rate would result in an additional $50,000 in impairment and a 1% decrease in the average growth rate would result in an additional $40,000 in impairment.

In the Company’s wellness goodwill assessment performed during the three and nine months ended  February 28, 2025, the Company used a discount rate of 10.50%, a terminal growth rate of 2%, and an average revenue growth rate of 7% over 5 years. A 1% increase in the discount rate would result in an additional $5,000 in impairment, a 1% decrease in the terminal growth rate would result in an additional $3,000 in impairment and a 1% decrease in the average growth rate would result in an additional $2,000 in impairment.

In the Company’s distribution goodwill assessment performed during the three and nine months ended  February 28, 2025, the Company recorded $4,235 of impairments which brought the remaining distribution goodwill balance to $nil.

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

In the event that the Craft Acquisition II had occurred on June 1, 2024, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil and $nil for the three and nine months ended February 28, 2026 and approximately $nil and $13,700 for the three and nine months ended February 28, 2025, respectively, and its consolidated net loss and comprehensive net loss would have increased by approximately $nil and $nil for the three and nine months ended February 28, 2026 and approximately $nil and $4,000 for the three and nine months ended February 28, 2025, respectively. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition II.

Note 8. Long term investments

Long term investments consisted of the following:

	February 28,	May 31,
	2026	2025
Equity investments measured at fair value	$3,270	$1,972
Equity investments under measurement alternative	4,364	8,160
Total	$7,634	$10,132

As of February 28, 2026 and May 31, 2025, included within equity investment under measurement alternative is an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization valued at $4,364 and $8,160 respectively. See Note 24 (Financial risk management and financial instruments).

Note 9. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of February 28, 2026, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit in the amounts of €7,000 and €500. These lines bear interest at Euro Short-Term Rate (“ESTR”) plus 2.50% and Euro Interbank Offered Rate (“EURIBOR”) plus 4.00%, respectively. As of February 28, 2026, a total of €7,487 ($8,834) was drawn down from the total available credit of €7,500. The operating line of credit for €7,000 is secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn, Germany production facility and underlying real property. The operating line of credit for €500 is unsecured.

On  July 25, 2025, the Company’s wholly-owned subsidiary, American Beverage Crafts Group Inc. (“ABC Group”), formerly known as Four Twenty Corporation, finalized its fifth amendment (the “Amendment”) to that certain Credit Agreement dated as of  June 30, 2023 (the “ABC Group Credit Agreement”) by and among the Borrower, Bank of America, N.A., in its capacity as Administrative Agent, and certain other guarantors and lenders party thereto. Specifically, the Amendment amended and restated the ABC Group Credit Agreement to provide for the contribution of the Manitoba Harvest entities’ equity to the Borrower as additional collateral. Additionally, the Amendment added financial covenants for (i) minimum consolidated trailing-twelve-months EBITDA for each of the four quarters, beginning  May 31, 2025 and (ii) minimum liquidity. ABC Group has a revolving credit facility of $25,000, which bears interest at SOFR plus an applicable margin. As of  February 28, 2026, the Company has drawn $nil on the revolving line of credit under the ABC Group Credit Agreement.

Note 10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	February 28,	May 31,
	2026	2025
Trade payables	$115,333	$107,348
Accrued liabilities	70,342	103,260
Litigation accruals	11,931	12,431
Accrued payroll and employment related taxes	12,702	1,436
Income taxes payable	—	58
Accrued interest	2,444	4,193
Sales taxes payable	11,244	6,596
Total	$223,996	$235,322

Note 11. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	February 28,	May 31,
	2026	2025
Term loan - C$53,000 - Canadian prime plus an applicable margin, 3-year term, with a 10-year amortization, repayable in equal quarterly payments due in February 2028	$35,770	$38,690
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	10,647	11,501
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	8,660	9,354
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	57	157
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	1,924	2,020
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	2,047	2,546
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 to $69, due in October 2030	18,858	19,418
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $2,250 due in June 2028	75,375	80,438
Carrying amount of long-term debt	153,338	164,124
Unamortized financing fees	(903)	(864)
Net carrying amount	152,435	163,260
Less principal portion included in current liabilities	(17,453)	(14,767)
Total non-current portion of long-term debt	$134,982	$148,493

Note 12. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	February 28,	May 31,
	2026	2025
5.20% Convertible Notes ("TLRY 27")	$88,268	$86,428
Deduct - current portion	—	—
Total convertible debentures payable, non current portion	$88,268	$86,428

TLRY 27 Notes

	February 28,	May 31,
	2026	2025
5.20% Contractual debenture	$172,500	$172,500
Debt settlement	(72,500)	(67,500)
Unamortized discount	(11,732)	(18,572)
Net carrying amount	$88,268	$86,428

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

During the nine months ended February 28, 2026, the Company exchanged an aggregate $5,000 of its TLRY 27 Notes for cancellation, by issuing 1,259,182 shares of Common Stock and paying $6 in cash to settle accrued interest. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $1,158 reduction of additional paid-in capital in the Consolidated Statements of Stockholders’ Equity. Additionally, this repurchase resulted in a gain of $495 which was recorded in other non-operating (losses) gains, net as shown in Note 23 (Non-operating income (expense)). Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by 120,969 shares which were then returned as Treasury Stock. As of  February 28, 2026 and May 31, 2025, a total of 2,231,884 and 2,343,478 shares remained outstanding under the share lending arrangement, respectively. Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

During the three and nine months ended February 28, 2026, the Company recognized interest expense of $1,300 and $3,923 and accretion of amortized discount interest of $2,013 and $5,977 respectively. During the three and nine months ended February 28, 2025, the Company recognized interest expense of $1,957 and $6,332 and accretion of amortized discount interest of $2,766 and $8,751 respectively.

As of  February 28, 2026, there was $100,000 principal outstanding compared to $105,000 principal outstanding as of  May 31, 2025 under the TLRY 27 Notes.

Note 13. Warrant liability

Between  September 5, 2025 and September 15, 2025, certain holders elected to exercise an aggregate of 620,900 of the Company’s issued and outstanding warrants in accordance with their terms. Pursuant to the exercise of such warrants, Tilray received $2,367 of cash consideration and delivered 620,900 shares of common stock to such holders. As of February 28, 2026 and May 31, 2025, there were nil and 620,900 warrants outstanding respectively. Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

Note 14. Stockholders' equity

Issued and outstanding

Pursuant to its Fifth Amended and Restated Certificate of Incorporation, the total number of shares that the Company is authorized to issue is 1,426,000,000 shares, of which 1,416,000,000 shares are Common Stock, and 10,000,000 shares of which are Preferred Stock (the “Preferred Stock”). As of  February 28, 2026, the Company had issued and outstanding 116,546,939 shares of Common Stock, 321,391 shares of Treasury Stock (the “Treasury Stock”) and no Preferred Stock. Historically, the Company has issued shares of its Common Stock in consideration for acquisitions and other strategic transactions, settlement of convertible notes, settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the nine months ended February 28, 2026, the Company had the following changes in shares of Common Stock:

a)

6,777,224 shares of Common Stock were issued pursuant to its At-the-Market (“ATM”) program, which generated gross proceeds of $76,643 and net proceeds of $73,056, after deducting $3,587 in commissions and other fees associated with these issuances.

b)

1,259,182 shares of Common Stock were issued in the amount of $4,800 to exchange the aggregate principal of $5,000 of its TLRY 27 Notes for cancellation. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $1,158 reduction of additional paid-in capital. Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by approximately 120,969 shares which were then returned as Treasury Stock, see Note 12 (Convertible debentures payable).

c)	620,900 shares of Common Stock were issued to settle exercised warrants.
d)	861,707 shares of Common Stock were issued to settle dividends payable to the non-controlling shareholders of Aphria Diamond in the amount of $14,821.
e)	980,703 shares of Common Stock were issued in connection with the exercise of previously awarded stock-based compensation awards, net of cancellations.
f)	20,652 shares of Common Stock were cancelled pursuant to the treatment of fractional shares in connection with the Reverse Stock Split.

During the nine months ended February 28, 2026, the Company granted 4,554,321 time-based Restricted Stock Units (“RSUs”).

During the fiscal year ended May 31, 2024, the Company issued (i) 756,615 performance‑based restricted stock units (the “Performance‑Based RSUs”) and (ii) an additional performance‑based award payable in cash or, at the discretion of the Company’s Compensation Committee, in shares of the Company’s common stock (the “Performance‑Based Elective Settlement Award,” and together with the Performance‑Based RSUs, the “Performance‑Based Awards”). The Performance‑Based Awards were not considered granted for accounting purposes at the time of issuance because the applicable performance conditions had not yet been established or approved. Accordingly, no compensation expense was recognized within the Consolidated Statements of Loss at that time. During the period from issuance through the quarter ended February 28, 2026, the number of outstanding Performance‑Based RSUs was reduced from 756,615 to 744,117 as a result of employee attrition, and the Performance‑Based Elective Settlement Awards were also correspondingly reduced.

In September 2025, the Company established and approved the relevant performance conditions for the Performance‑Based Awards and, as a result, the awards were considered granted for accounting purposes. Beginning in the quarter ended November 30, 2025, the Company commenced recognition of stock‑based compensation expense based on the grant‑date fair value of the Performance‑Based Awards, which is being recognized over the remaining requisite service period. The Company currently expects the Performance‑Based Elective Settlement Award to be settled in shares of common stock. Moreover, because the Performance‑Based Elective Settlement Award has a fixed monetary value and is settleable in a variable number of shares, it is classified as a liability within the statement of Financial Position. The Performance‑Based RSUs are classified as equity awards and are reflected within stockholders’ equity.

The Company’s total stock-based compensation expense incurred for the three and nine months ended February 28, 2026 was $13,725 and $31,060 compared to $4,035 and $18,189 for the three and nine months ended February 28, 2025, respectively.

All current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

Note 15. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation gain (loss) as follows:

Total
Foreign
currency
translation
gain (loss)
Balance May 31, 2024	$(43,499)
Other comprehensive income (loss)	3,622
Balance August 31, 2024	$(39,877)
Other comprehensive income (loss)	(8,080)
Balance November 30, 2024	$(47,957)
Other comprehensive income (loss)	(4,978)
Balance February 28, 2025	$(52,935)

Balance May 31, 2025	$(43,063)
Other comprehensive income (loss)	(167)
Balance August 31, 2025	$(43,230)
Other comprehensive income (loss)	3,937
Balance November 30, 2025	$(39,293)
Other comprehensive income (loss)	(4,905)
Balance February 28, 2026	$(44,198)

Note 16. Non-controlling interests

The following are majority-owned subsidiaries of the Company and the percentage of ownership interest maintained by the Company is set forth in the parenthetical: Enroot (75%), Aphria Diamond (51%), and Colcanna S.A.S. (90%).

The following table provides a summary of certain balance sheet information before intercompany eliminations relating to the above-referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest as of February 28, 2026:

		Aphria	ColCanna	February 28,
	Enroot	Diamond	S.A.S.	2026
Current assets	$202	$75,233	$2	$75,437
Non-current assets	—	107,522	3,759	111,281
Current liabilities	(12)	(127,190)	(7,115)	(134,317)
Non-current liabilities		(31,504)	(1,442)	(32,946)
Net assets	$190	$24,061	$(4,796)	$19,455

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

The following table provides a summary of certain income statement information before intercompany eliminations relating to the above referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest for the nine months ended February 28, 2026:

		Aphria	ColCanna	February 28,
	Enroot	Diamond	S.A.S.	2026
Revenue	$27	$46,946	$—	$46,973
Total expenses	37	37,696	(653)	37,080
Net (loss) income	(10)	9,250	653	9,893
Other comprehensive (loss) income	—	(72)	(422)	(494)
Net comprehensive (loss) income	$(10)	$9,178	$231	$9,399
Non-controlling interest %	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(3)	4,497	23	4,517
Net comprehensive (loss) income attributable to NCI	$(3)	$4,497	$23	$4,517

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

The Company reported income tax expense of $1,974 and $3,235 for the three and nine months ended February 28, 2026, and $1,203 and $4,125 for the three and nine months ended February 28, 2025. The income tax expense in the current period varies from the US statutory income tax rate and prior year period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 18. Commitments and contingencies

Purchase and other commitments

The Company has financial commitments on long-term debt, refer to Note 11 (Long-term debt), convertible notes, refer to Note 12 (Convertible debentures payable), material purchase commitments inclusive of multi-period sponsorship rights and construction commitments as follows:

	Total	2026	2027	2028	2029	Thereafter
Long-term debt repayment	$153,338	$17,453	$11,305	$93,692	$3,697	$27,191
Convertible debentures payable	100,000	—	—	100,000	—	—
Material purchase obligations	61,930	32,529	29,401	—	—	—
Construction commitments	2,536	881	525	551	579	—
Total	$317,804	$50,863	$41,231	$194,243	$4,276	$27,191

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

There have been no material changes in the legal proceedings since our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 or subsequent Quarterly Reports on Form 10-Q, except with respect to the legal proceedings disclosed below:

MMIRF, LLC v. Tilray Brands, Inc., et al.

On December 31, 2025, MMIRF, LLC filed a complaint in the Superior Court of California, Los Angeles County, against Tilray Brands, Inc., Serruya Private Equity Inc., Superhero Acquisition Corp., Superhero Acquisition L.P., Irwin Simon, Michael Serruya, and Denise Faltischek, asserting claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and civil conspiracy against all defendants. The plaintiff allegedly is an assignee of claims previously possessed by MM CAN USA, Inc., a former subsidiary of MedMen Enterprises, Inc. (“MedMen”). The complaint alleges that, following a series of transactions in August 2021 pursuant to which Tilray (and other investors) acquired an interest in senior secured convertible notes of MedMen through its investment in Superhero Acquisition L.P. as a limited partner (as previously disclosed in a current report filed on Form 8-K on August 17, 2021), Tilray and the other defendants gained “de facto” control over, and thereby became fiduciaries of, MedMen. The complaint further alleges that the defendants breached those purported fiduciary duties in taking certain actions that detrimentally impacted MedMen’s business, which ultimately entered bankruptcy and receivership proceedings in April 2024. The plaintiff seeks damages in excess of $1.0 billion. The defendants’ deadline to move, answer, or otherwise respond to the complaint is currently March 30, 2026. Tilray intends to vigorously defend against the claims asserted in the complaint. Based on the information available as of the date of this Quarterly Report, management does not believe that a loss is probable or reasonably estimable, and accordingly no accrual has been recorded.

Summary of litigation accruals

As described in Note 10 (Accounts payable and accrued liabilities), the total estimated litigation expense accrual included in accrued liabilities as of  February 28, 2026 and May 31, 2025 was $11,931 and $12,431, respectively. During the intervening period, the accrual decreased by $410 from settled claims and decreased $90 due to a net change in the estimated likelihood of certain claim’s settlement, with the remaining change attributable to foreign exchange effects. This estimated accrual is intended to cover various ongoing litigation matters with probable losses that can be reasonably estimated.

Note 19. Net revenue

The Company reports Net revenue in four reporting segments: beverage, cannabis, distribution, and wellness. Net revenue for the three and nine months ended February 28, 2026 and three and nine months ended February 28, 2025 were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Beverage revenue	$44,524	$58,009	$156,588	$184,033
Beverage excise taxes	(1,966)	(2,088)	(8,208)	(9,059)
Net beverage revenue	42,558	55,921	148,380	174,974
Cannabis revenue	83,835	72,982	261,778	241,384
Cannabis excise taxes	(19,007)	(18,708)	(64,907)	(60,209)
Net cannabis revenue	64,828	54,274	196,871	181,175
Distribution revenue	82,963	61,493	242,286	197,175
Wellness revenue	16,383	14,092	46,203	43,450
Total	$206,732	$185,780	$633,740	$596,774

Note 20. Cost of goods sold

The Company reports Cost of goods sold in four reporting segments: beverage, cannabis, distribution, and wellness. Cost of goods sold for the three and nine months ended February 28, 2026 and three and nine months ended February 28, 2025 were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Beverage costs	28,977	35,986	97,741	$106,961
Cannabis costs	38,858	32,275	121,497	111,804
Distribution costs	72,951	55,936	213,293	175,281
Wellness costs	10,992	9,572	31,289	29,791
Total	$151,778	$133,769	$463,820	$423,837

Note 21. General and administrative expenses

General and administrative expenses for the three and nine months ended February 28, 2026 and three and nine months ended February 28, 2025 were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Salaries and wages	$21,925	21,908	$68,425	$66,201
Office and general	9,916	7,385	26,897	26,103
Stock-based compensation	13,725	4,035	31,060	18,189
Insurance	1,894	2,942	6,743	8,552
Professional fees	1,090	1,352	3,342	3,656
Gain on sale of capital assets	(118)	(202)	(493)	(733)
Travel and accommodation	1,014	1,100	3,618	4,347
Rent	782	726	2,864	3,041
Total	$50,228	$39,246	$142,456	$129,356

Note 22. Restructuring charges

In connection with the integration of certain acquisitions and strategic transactions, the Company has incurred restructuring and exit costs in the amount of $4,087 and $5,921 for the three and nine months ended February 28, 2026, compared to $6,133 and $17,249 for the three and nine months ended February 28, 2025. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed or otherwise incurred.

Within the Cannabis segment, during the nine months ended February 28, 2026, the Company incurred restructuring expenses totaling $5,259. These charges included $3,739 associated with the restructuring of the Quebec facility to transition from vegetable cultivation to cannabis cultivation in response to increased global cannabis demand, $992 related to employee termination severance and benefits associated with the reorganization of the Canadian cannabis commercial function, and $177 related to the wind-down of certain non-operating entities. Additionally, the Company recognized $351 related to its Fort Collins, CO partially vacant warehouse that was previously held for sale and was divested during the three months ended February 28, 2026. See Note 3 (capital assets).

During the fiscal year ended May 31, 2025, the Company accrued $8,500 of restructuring charges related to the closure of Hop Valley and other Project 420 initiatives within the Beverage segment, of which $7,511 was recognized in the nine months ended February 28, 2026, thereby reducing the accrual to $989. In addition, during the three and nine months ended February 28, 2026, the Company incurred $662 of restructuring related expenses associated with Atwater Brewing, primarily related to the asset being classified as held for sale and additional facility restructuring activities. See Note 3 (Capital Assets).

Note 23. Non-operating income (expense), net

Non-operating income (expense), net for the three and nine months ended February 28, 2026 and three and nine months ended February 28, 2025 were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Change in fair value of warrant liability	$—	$1,338	$(3,495)	$2,896
Foreign exchange gain (loss)	12,469	(22,290)	9,070	(44,206)
(Loss) gain on long-term investments	(4,143)	(5,474)	(4,449)	(5,540)
Unrealized loss on digital assets	(214)	—	(386)	—
Other non-operating (losses) gains, net	(20)	2,404	(1,126)	2,219
Total	$8,092	$(24,022)	$(386)	$(44,631)

The other non-operating losses (gains), net for the three and nine months ended February 28, 2026, were losses of $20 and $1,126, respectively, which were mainly comprised of a loss of $1,501 on the change in fair value of assets held for sale related to the Fort Collins, CO partially vacant warehouse, as described in Note 3 (capital assets), offset by a gain of $495 resulting from the exchange transaction of the TLRY 27 Note, as described in Note 12 (Convertible debentures payable).

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

On  February 28, 2026 and  May 31, 2025, the Company had long-term debt of $2,047 and $2,546, respectively, and the principal portion of convertible debentures payable of $100,000 and $105,000, respectively, subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the U.S. Department of the Treasury securities of similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2026 and  May 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				February 28,
	Level 1	Level 2	Level 3	2026
Financial assets
Cash and cash equivalents	$204,620	$—	$—	$204,620
Restricted cash	44,885	—	—	44,885
Marketable securities	15,312	—	—	15,312
Equity investments measured at fair value	2,253	1,017	4,364	7,634
Digital assets	614	—	—	614
Total recurring fair value measurements	$267,684	$1,017	$4,364	$273,065

				May 31,
	Level 1	Level 2	Level 3	2025
Financial assets
Cash and cash equivalents	$221,666	$—	$—	$221,666
Marketable securities	34,697	—	—	34,697
Equity investments measured at fair value	909	1,063	8,160	10,132
Financial liabilities
Warrant liability	—	—	(1,092)	(1,092)
Contingent consideration	—	—	(15,000)	(15,000)
Total recurring fair value measurements	$257,272	$1,063	$(7,932)	$250,403

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, digital assets, acquisition-related contingent consideration, and warrant liability.

During the nine months ended February 28, 2026, the Company purchased 9.16 units of Bitcoin. Digital assets recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1. The following table presents the Company’s digital asset holdings as of February 28, 2026:

	Quantity	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)
Bitcoin	9.16	$1,000	$614	$(386)
Total digital assets	9.16	$1,000	$614	$(386)

Certain equity investments recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1. The Company classified securities with observable inputs as Level 2 and without a quoted market price as Level 3.

As of February 28, 2026 and May 31, 2025, included within equity investment under measurement alternative is an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization valued at $4,364 and $8,160 respectively. During the three months ended February 28, 2026, the fair value of this option decreased by $3,796 due to changes in the discounted cash flow model used to value the underlying business. Specifically, projected cash flows associated with retail operations were reduced to $nil as a result of restructuring activities, with the remaining valuation attributable solely to projected brand-related cash flows. The valuation continues to assume a 70% probability of U.S. federal cannabis legalization, which is required for the option to become exercisable, as further described below.

A portion of the total consideration to be paid in connection with the Company’s acquisition of Montauk Brewing Company (“Montauk”) was contingent upon the achievement by Montauk of certain financial measures as of December 31, 2025. In the event that Montauk achieved either the pre-determined sales volume target or EBITDA target, then $15,000 of contingent consideration would be deemed earned and payable. If both the sales volume target and the EBITDA target were achieved, an additional $3,000 would be deemed earned and payable for a total contingent consideration payment of $18,000.

For the year ended, May 31, 2025, the Company assessed the estimated value of the contingent consideration liability as $15,000, which was estimated to be achieved based on management’s forecast, applying a probability of achievement of 100% for the sales volume target and 0% on the remaining criteria, which was not expected to be achieved as EBITDA targets were not forecasted to be met.

During the three months ended August 31, 2025, the Company reassessed the estimated fair value of the contingent consideration liability as $nil, based on subsequent information regarding Montauk’s operating results and revised expectations for the remainder of the earn‑out period. As a result of lower‑than‑anticipated sales volumes during the peak selling periods of June, July and August 2025, and the loss of certain national retail programs, management concluded that Montauk no longer had a viable path to achieving the sales volume target or the EBITDA target within the earn‑out period. Accordingly, the Company applied a probability of achievement of 0% to the sales volume target and 0% to the remaining criteria. The resulting $15,000 change in fair value of the contingent consideration liability was recorded within the statement of profit and loss and contributed to the Company’s net income generated during the period ended August 31, 2025, despite historically reporting a net loss.

During the three months ended February 28, 2026, the earn-out period concluded and neither financial measure was achieved. Accordingly, no further changes to the fair value of the contingent consideration liability were recognized during the three months ended February 28, 2026 as no contingent consideration obligation was payable.

The fair value measurement was based on significant unobservable inputs related to projected operating performance and expected cash outflows and was therefore classified was a Level 3 fair value measurement.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows for the period ended  February 28, 2026:

	Equity	Warrant	Contingent
	Investments	Liability	Consideration
Balance, May 31, 2025	$8,160	$(1,092)	$(15,000)
Unrealized gain (loss) on fair value	(3,796)	(3,495)	15,000
Instruments exercised	—	4,587	—
Balance, February 28, 2026	$4,364	$—	$—

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

The unrealized gain (loss) on assets and liabilities categorized within Level 3 of the fair value hierarchy are recognized in the consolidated statements of loss and comprehensive loss using the following inputs:

		Significant
	Valuation	unobservable
Financial asset / financial liability	technique	input	Inputs
Equity investments	Discounted cash flows	Probability of achievement	70%

Items measured at fair value on a non-recurring basis

The Company’s prepaids and other current assets, long lived assets, including property and equipment, assets held for sale, goodwill and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Capital and liquidity management

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

The following tables reconcile the Company’s segment gross profit to consolidated U.S. GAAP results:

	For the three months ended		For the nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Beverage
Net beverage revenue	$42,558	$55,921	$148,380	$174,974
Beverage costs	28,977	35,986	97,741	106,961
Beverage gross profit	13,581	19,935	50,639	68,013
Cannabis
Net cannabis revenue	64,828	54,274	196,871	181,175
Cannabis costs	38,858	32,275	121,497	111,804
Cannabis gross profit	25,970	21,999	75,374	69,371
Distribution
Distribution revenue	82,963	61,493	242,286	197,175
Distribution costs	72,951	55,936	213,293	175,281
Distribution gross profit	10,012	5,557	28,993	21,894
Wellness
Wellness revenue	16,383	14,092	46,203	43,450
Wellness costs	10,992	9,572	31,289	29,791
Wellness gross profit	5,391	4,520	14,914	$13,659
Total
Total revenue	206,732	185,780	633,740	596,774
Total costs	151,778	133,769	463,820	423,837
Total gross profit	$54,954	$52,011	$169,920	$172,937

Segment costs are comprised of cost of goods sold, which include product costs, salaries and an allocation of overhead costs.

The following table reconciles the total segment gross profit to the Company’s consolidated totals:

	For the three months ended		For the nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Gross profit	$54,954	$52,011	$169,920	$172,937
Operating expenses:
General and administrative	50,228	39,246	142,456	129,356
Selling	10,617	13,905	35,321	41,757
Amortization	5,106	23,182	13,393	67,913
Marketing and promotion	8,692	6,793	28,828	28,079
Research and development	62	85	181	250
Change in fair value of contingent consideration	—	—	(15,000)	—
Impairment of intangible assets and goodwill	—	699,235	—	699,235
Other than temporary change in fair value of convertible notes receivable	—	20,000	—	20,000
Litigation costs, net of recoveries	621	2,758	2,497	5,254
Restructuring costs	4,087	6,133	5,921	17,249
Transaction costs (income), net	1,927	605	2,896	2,563
Total operating expenses	81,340	811,942	216,493	1,011,656
Operating loss	(26,386)	(759,931)	(46,573)	(838,719)
Interest expense, net	(4,965)	(8,378)	(17,035)	(25,986)
Non-operating income (expense), net	8,092	(24,022)	(386)	(44,631)
Loss before income taxes	(23,259)	(792,331)	(63,994)	(909,336)
Income tax expense (recovery), net	1,974	1,203	3,235	4,125
Net loss	$(25,233)	$(793,534)	$(67,229)	$(913,461)

Channels of Cannabis revenue were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Revenue from Canadian medical cannabis	$5,979	$5,839	$18,359	$18,773
Revenue from Canadian adult-use cannabis	52,570	49,315	179,085	165,627
Revenue from wholesale cannabis	1,165	3,893	6,666	15,993
Revenue from international cannabis	24,121	13,935	57,668	40,991
Less excise taxes	(19,007)	(18,708)	(64,907)	(60,209)
Total	$64,828	$54,274	$196,871	$181,175

Geographic net revenue:

	For the three months ended		For the nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
USA	$51,683	$64,420	$173,482	$200,053
Canada	48,221	45,930	160,561	158,555
EMEA	104,955	72,386	293,363	229,312
Rest of World	1,873	3,044	6,334	8,854
Total	$206,732	$185,780	$633,740	$596,774

Geographic capital assets:

	February 28,	May 31,
	2026	2025
USA	$188,500	$200,003
Canada	251,645	267,458
EMEA	98,571	97,371
Rest of World	4,292	3,601
Total	$543,008	$568,433

Major customers are defined as customers that are materially significant to the Company’s annual revenues. For the three and nine months ended February 28, 2026 and 2025, there were no major customers representing a material contribution to our quarterly revenues.

Note 26. Subsequent Events

On March 2, 2026, Tilray Brands UK Ltd (“Tilray UK”), a wholly owned subsidiary of the Company, entered into a Business and Asset Sale Agreement (the “BrewDog BASA”). Under the BrewDog BASA, Tilray UK acquired certain business operations and assets of BrewDog plc and certain of its subsidiary undertakings (collectively, the “BrewDog Group”) through a pre-packaged administration process in Scotland under the Insolvency Act 1986, with the intent for Tilray UK to carry on the acquired business operations and assets as a going concern. . The assets acquired included the brewery located in Ellon, Aberdeenshire, Scotland (the “UK Brewery”), the on-line business, the retail business, 11 of the BrewDog strategic brewpubs in Scotland, England and Ireland and all the intellectual property rights relating to the BrewDog brand, including sub-brands such as Punk IPA, Hazy Jane, Wingman, Elvis Juice and Dead Pony Club. The purchase price was £33,000 (approximately $44,100).

On March 9, 2026, the Company acquired BrewDog Brewing Australia Pty Ltd., which included BrewDog’s Australian brewery, along with two hospitality venues in Australia for a nominal consideration.

On March 16, 2026, Tilray BrewDog U.S., Inc., a wholly-owned subsidiary of the Company, entered into an asset purchase agreement to acquire certain strategic BrewDog assets in the U.S., including a brewery, pub, and hotel in Columbus, Ohio, as well as pubs located in New Albany, Ohio, Cleveland, Ohio, and Las Vegas, Nevada. The purchase price for BrewDog’s U.S. assets is equal to $9,296.

On March 23, 2026, the Company acquired 5 additional BrewDog brewpubs in Scotland and England for a purchase price of £348 (approximately $466).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and the related Notes thereto for the three month period ended February 28, 2026 contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, as well as in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 and in the section entitled “Item 1A. Risk Factors” in this Form 10-Q. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Trends and Other Factors Affecting Our Business

Beverage market trends:

Within the beverage category, we expect the following key trends to continue to shape the near-term outlook in this segment:

-

Beverage Distribution. In furtherance of our strategic vision, we remain focused on enhancing the relevance of our brands within their home markets with mission critical SKUs, focusing on growing our core brands in their core markets and on driving growth of our highest margin SKUs within these brands. Through targeted efforts, we continue to strategically optimize our price/pack/channel architecture and drive distribution to continue to execute against our craft beer strategy, streamlining our business, enhancing our relevance and focusing resources on our core markets. The 2026 preliminary Spring retail resets resulted in innovation gains in emerging categories.

-

Innovation. In the United States, we have been closely monitoring consumer beverage trends, which have included consumers drinking less beverage alcohol products and, when consuming alcoholic beverages, the increasing demand for ready-to-drink cocktail options. To address these trends, we have engaged in strategic innovation based on category analysis, consumer insights, and portfolio diversification into alternative beverage options. For consumers seeking to reduce their beverage alcohol consumption, the portfolio continues to scale across non‑alcoholic craft beer, clean‑label energy drinks fortified with vitamins, and 10 Barrel Clean Slate, a functional non‑alcoholic cocktail offering. Our other innovative products include Hemp Derived Delta-9 (HD-D9) beverages. Although new U.S. federal legislation was recently enacted that will restrict the production and sale of our HD‑D9 beverages beginning in November 2026, we believe that new regulations could evolve prior to that date to permit continued sales of HD-D9 beverages. These strategic innovations underscore our commitment to offering high-quality options across a diverse range of beverage categories, positioning us for sustained growth by meeting consumer demand and differentiation in the competitive beverage segment.

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

In the spirits category, Breckenridge Distillery combines premium craftsmanship, award-winning quality, and experiential tourism appeal, reinforcing its niche as a lifestyle-driven spirits brand. Recently included in Newsweek's “Best Bourbon 2026” list, the distillery has earned multiple prestigious accolades across Whiskey, Gin, and Vodka, including three Icons of Whisky awards, ten Best American Blended Whiskey honors at the World Whiskies Awards, and recognition as Colorado Distillery of the Year. Breckenridge Distillery products are available in all 50 states, with continued planned expansion and product innovations. Recent launches include Mock One – a non-alcoholic spirits line, Mountain Shot – flavored whiskey in convenient pouches, and Casa Breck Tequila, all underscoring our commitment to innovation and evolving consumer preferences. Despite prevailing challenges within the overall spirits market, we believe our focus on whiskey—a resilient segment—combined with our award-winning portfolio and innovative product introductions, positions Breckenridge Distillery for sustained growth and enhanced market presence.

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve given how nascent the industry is with federal legalization of adult-use cannabis occurring just over five years ago. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the Canadian cannabis industry:

-

Market share. During the fiscal quarter, Tilray continued to lead the Canadian market with the highest cannabis revenue in Canada. However, during the fiscal quarter, we experienced a decrease in market share in Canada from 9.3% to 8.5% from the immediately preceding quarter as reported by Hifyre data for all provinces, excluding Quebec where Weedcrawler was deemed more accurate. The decline primarily reflected a 175 basis point decrease in the whole flower category resulting from a planned cultivation strain rotation that temporarily impacted supply, and a 728 basis point decrease in the straight-edge pre‑roll category due to an out‑of‑stock experienced by a componentry vendor despite maintaining a market leading position within this category. These declines were partially offset by a 547 basis point increase in the blunts category. The Company continues to enhance its global supply chain and expand its cultivation footprint to support demand across Canadian and international markets. During the fiscal quarter ended February 28, 2025, the Company opportunistically redirected approximately 0.8 Metric Tons to international markets, which are expected to generate higher margin sales.

-

Consumer preferences and Price compression. Licensed producer consolidation has progressed more gradually than anticipated, while retailer consolidation has increased the negotiating leverage of larger retailer accounts. At the same time, consumer preferences continue to evolve. Demand is shifting toward manufactured formats such as infused pre‑rolls, beverages, edibles, and vapes, reflecting a broader premiumization and convenience trend within the category. Historical price compression in specific categories is expected to persist in the market, intensified by fierce competition among the approximately 1,000 Licensed Producers in Canada. The fixed impact of excise per gram, notwithstanding the decline in average selling prices, further compounds these challenges, and has promoted ongoing industry lobbying efforts.

International cannabis trends:

We are a global leader in the development, production, distribution, marketing and sale of pharmaceutical-grade medical cannabis products. The cannabis industry in Europe is still in its early stages of development and countries within Europe are at different stages of medical cannabis legalization. Meaningful progress in the legalization and regulation of cannabis for medical purposes, has now taken place in more than 21 countries representing a population of more than 526 million people (Germany, UK, Italy, Poland, Netherlands, Czech Republic, Greece, Portugal, Austria, Switzerland, Denmark, Croatia, Malta, Luxembourg, Ukraine, Sweden, Norway, Türkiye, Ireland, Spain and Israel). Beyond this, some countries have expressed a clear political ambition to legalize adult-use cannabis (Portugal and Luxembourg), some are engaging in programs for adult-use legalization (Germany, Netherlands, Malta, Czech Republic and Switzerland) and some are debating regulations for cannabinoid-based medicine (France). In Europe, we believe that, despite continuing recessionary economic conditions, political uncertainty in various countries and the continuing Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. This is evidenced by the cannabis regulations in Germany adopted on April 1, 2024, which we believe will serve as a catalyst for continued changes in drug policy throughout Europe. Outside of Europe and North America, the cannabis industry is also continuing to develop with Australia representing one of the larger markets and with some Latin American countries also growing their respective medical cannabis markets, such as Argentina, Panama, Colombia and Brazil.

We continue to believe that Tilray remains uniquely well-positioned to maintain and gain significant market share in the markets in which we participate. We benefit from our end-to-end vertically-integrated infrastructure in major markets and well-placed investments, which are comprised of two EU-GMP cultivation facilities located in Portugal and Germany; our fully owned route-to-market encompassing sales, marketing and distribution infrastructure in Germany, Australia and Italy; a network of leading distributors who we work with in the various other countries in which we participate; and, our extensive genetics portfolio and demonstrated commitment and expertise related to the cultivation and production of high-quality, safe cannabis products.  Tilray’s International business also benefits from the depth and breadth of knowledge, experience, relationships and infrastructure we have gleaned from our leading participation and investment into the Canadian medical and adult-use markets. Tilray is proudly pioneering the effort to further understand the therapeutic value of cannabis through strategic partnerships with leading research institutions globally where Tilray is currently supporting clinical trials around the world studying the efficacy of cannabis in treading various indications. We believe that these assets and attributes, combined with our ability to navigate complex regulatory environments, will continue to drive our leadership in international medical markets and allow us to successfully enter new markets as they adopt medical cannabis and potentially adult-use regulations and may also serve to support a potential U.S. participation.

Germany. Today, Germany remains the largest medical cannabis market in Europe.

We continue to believe that Tilray is well-positioned in Germany, especially considering the enactment of MedCanG and given that we are one of only three manufacturers of medical cannabis in Germany since our wholly owned subsidiary, Aphria RX, was awarded the first license for the cultivation of medical cannabis in Germany by the BfArM under the liberalized regime. Said license improves our ability to meet the needs of patients and provides cannabis of the utmost quality and enhanced availability to a broader market.

As the market continues to mature, we have seen increased demands and differentiation specifically with medical cannabis flowers. In response, we have launched ARX and Good Supply brands and related medical cannabis products, which provides the patient with a segmented portfolio of products while we continue to deliver on the trust, safety and consistency that has become expected from our Tilray Medical brand.

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

United Kingdom. Since November 2018, doctors in the UK have been able to prescribe medical cannabis for medicinal use for patients with medical conditions that had failed to respond to first-line medications.  The market today is predominantly all self-pay and prescriptions are facilitated by private clinics. Today, we supply the UK market with mainly whole flower products from brands such as Good Supply through our distributor partners with sights on growing our portfolio to extracts and other formats.

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

Italy. In May 2023, Tilray Medical received authorization from Italy’s Ministry of Health to distribute three new medical cannabis compounds. These medical cannabis compounds are distributed by Tilray medical Italia to pharmacies across Italy. We have an established broad national pharmaceutical distribution network in Italy, where medical cannabis is prescribed by doctors and reimbursed by the healthcare system to eligible patients. In 2025, Tilray has received additional cannabis flower and extract product authorizations and has formed a strategic partnership with Molteni Farmaceutici with the commitment to broaden the availability of Tilray Medical products for patients across Italy.

Australia. In 2016, the Australian Government legalized medicinal cannabis, which is regulated by the Therapeutic Goods Administration. Medical cannabis is prescribed by a doctor but there is no coverage under the Pharmaceutical Benefits Scheme. Tilray Medical supplies the market with a wide portfolio of medical cannabis extracts as well as whole flower products. As the market continues to mature, we have seen increased demands and differentiation specifically with medical cannabis flowers. In response, we launched the Broken Coast, Redecan and Good Supply brands and products, which provides the patient with a segmented portfolio of products while we continue to deliver on the trust, safety and consistency that has become expected from our Tilray Medical brand.

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

Portugal. Portugal legalized medical cannabis in July 2018. The regulatory framework is overseen by INFARMED, requiring Market Placement Authorization (ACM) for all non-pharmaceutical cannabis products, with strict GACP and GMP compliance. While domestic patient access remains limited due to stringent product approvals and the absence of public reimbursement, Portugal has emerged as a leading European producer and exporter of medical cannabis, supplying high-value markets such as Germany, Poland, and Australia. In 2021, Tilray received the first Authorization for Placement on the Market for dried flower, with additional product approvals in 2024, reinforcing our pioneering role in Portugal’s medical cannabis sector. Our strategic investments in cultivation and manufacturing, combined with robust compliance and documentation standards, enable Tilray to deliver EU-GMP quality products to both domestic and international markets. As Portugal explores adult-use reform, we expect that Tilray’s established reputation and operational excellence position us to capitalize on future regulatory developments and market expansion.

Wellness market trends:

Tilray Wellness’s branded business continues to grow across brick-and-mortar retail as well as ecommerce, which we believe further establishes its leading market share position in better-for-you categories. The Company continues to focus on value-added innovation within natural and organic food and beverages across branded and ingredient sales. We continue to participate in multiple growing categories including super-seeds, better for you breakfast, better for you snacking, and natural energy drinks. Within our Ingredients sales business, we have expanded our range of offerings in hemp protein and hemp oil, helping us further develop our business in North America and Asia.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business, on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration and restructuring costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the nine months ended February 28, 2026, we incurred $2.9 million of transaction expenses, as discussed further below in the results of operations assessment.

BrewDog Acquisitions:

Subsequent to the period ended February 28, 2026, on March 2, 2026, Tilray UK, a wholly owned subsidiary of the Company, entered into the BrewDog BASA. Under the BrewDog BASA, Tilray UK acquired certain business operations and assets of BrewDog plc and certain of its subsidiary undertakings (collectively, the “BrewDog Group”) through a pre-packaged administration process in Scotland under the Insolvency Act 1986, with the intent for Tilray UK to carry on the acquired business operations and assets as a going concern. The assets acquired included the UK Brewery, the online business, the retail business, 11 of the BrewDog strategic brewpubs in Scotland, England and Ireland and all the intellectual property rights relating to the BrewDog brand, including well known sub-brands such as Punk IPA, Hazy Jane, Wingman, Elvis Juice and Dead Pony Club. The purchase price was £33.0 million (approximately $44.1 million).

In a separate transaction completed on March 9, 2026, the Company acquired BrewDog Brewing Australia Pty Ltd., which included BrewDog’s Australian brewery, along with two hospitality venues in Australia for a nominal consideration.

On March 16, 2026, Tilray BrewDog U.S., Inc., a wholly-owned subsidiary of the Company, entered into an asset purchase agreement to acquire certain strategic BrewDog assets in the U.S., including a brewery, pub, and hotel in Columbus, Ohio, as well as pubs located in New Albany, Ohio, Cleveland, Ohio, and Las Vegas, Nevada. The purchase price for BrewDog’s U.S. assets is equal to $9.3 million.

On March 23, 2026, the Company acquired 5 additional BrewDog brewpubs in Scotland and England for a purchase price of £0.3 million (approximately $0.5 million). See Note 26 (Subsequent Events).

One of the world’s most recognized names in craft beer, BrewDog is a brand-powered, vertically integrated beverage and hospitality platform. Founded in 2007, BrewDog quickly became one of the largest independent craft beer brands in the United Kingdom with its portfolio of iconic craft, premium and low and no alcohol beer brands, including Punk IPA, Hazy Jane, Lost Lager and Wingman. From its beginnings in the UK, it developed its strong global brand awareness through its global expansion via international breweries, localized brewpubs and strategic partnerships.

These acquisitions present an important step for the Company as it executes against its previously announced strategic initiative to expand its beverage platform into the international markets, The strong global awareness of the BrewDog brand, together with its international brewing infrastructure and experiential pubs, presents an opportunity for growth in the UK, Europe and previously untapped international markets, including the Asia Pacific region. Further, the acquisition of the BrewDog U.S. aligns with our “regional jewel” strategy as BrewDog has built a strong brand in Ohio, which supports and strengthens our presence in the Midwest and provides us with a highly visible presence in Las Vegas, including a flagship brewpub located on a premier stretch of the Las Vegas Strip.

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

-

Geographic rationalization – On a consolidated basis, we generate sales in all states however, our brands are significantly stronger in their home markets. For example, SweetWater is located in Georgia and, as a result, its revenues are stronger in Georgia, Alabama, North Carolina and Florida, while 10 Barrel, which is located in Oregon has stronger revenue in Oregon, Washington, Idaho and Wyoming. In away markets, like Oregon for SweetWater, and Georgia for 10 Barrel, the brands are not as strong and so distribution is de-empathized. Our geographic rationalization works to concentrate our efforts in individual states with our strongest brands in those states. As we reduce the distribution of away markets brands in those states, we are working to increase the distribution and shelf space of home market brands. This initiative is consistent with our Regional Jewel strategy developed in conjunction with the Boston Consulting Group two years ago.

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

-

Synergy optimization plan – We previously announced a $33.0 million synergy plan focused on optimizing our production footprint and eliminating redundancies in manufacturing and warehouse assets. By integrating the newly acquired facilities into our existing footprint, we are optimizing capacities, utilization and better absorbing fixed overheads. This in turn is improving our gross margins. As of the fiscal quarter ended February 28, 2026, we have completed the synergy optimization plan achieving the $33.0 million target. While this initiative is complete, management remains focused on disciplined cost management and continues to advance additional cost‑saving initiatives across the business to drive further margin improvement and operating efficiency.

-

Brand and business investment – We have been and are continuing to increase our investment in the marketing, promotion and infrastructure of our core brands in order to re-establish their dominance in their home markets. Our intention is to fund this investment through the cost savings and synergies achieved through Project 420.

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

Political and Economic Environment

Our results of operations may continue to be affected by economic, political, legislative, regulatory, legal actions, global volatility and general market disruption resulting from geopolitical tensions, such as Russia's continued incursion into Ukraine, the ongoing events in the Middle East, including the conflict involving Iran, and political uncertainty in certain countries in Europe. Escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, particularly in Europe, which may indirectly impact operating costs and consumer demand. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, government fiscal policies, and the recent economic uncertainties resulting from certain changes in U.S. global economic policy, including changes on global trade policies can have a significant effect on operations. More specifically, there are no expected impacts on revenue from the recently enacted U.S. tariffs and foreign enacted retaliatory tariffs (“Tariffs”). From a cost perspective, we believe the recently enacted Tariffs could impact input materials such as aluminum, hops, barley, malt and vape componentry, which are partially imported but we intend to mitigate these impacts to the extent possible.

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

No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share and stockholders received cash in lieu of any fractional shares that were created by the Reverse Stock Split, see Note 14 (Stockholder’s equity) for additional details. Each stockholder's percentage ownership interest in the Company and proportional voting power remained unchanged as a result of the Reverse Stock Split, except for adjustments that resulted from rounding fractional shares down to whole shares.

All issued and outstanding Common Stock, per share amounts, and outstanding equity instruments and awards exercisable into Common Stock contained in the condensed interim consolidated financial statements of the Company and notes thereto have been retroactively adjusted to reflect the Reverse Stock Split for all current and prior periods presented.

Results of Operations

Our consolidated results in thousands, except for per share data, are as follows:

	For the three months ended				For the nine months ended
	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Net revenue	$206,732	$185,780	$20,952	11%	$633,740	$596,774	$36,966	6%
Cost of goods sold	151,778	133,769	18,009	13%	463,820	423,837	39,983	9%
Gross profit	54,954	52,011	2,943	6%	169,920	172,937	(3,017)	(2)%
Operating expenses:
General and administrative	50,228	39,246	10,982	28%	142,456	129,356	13,100	10%
Selling	10,617	13,905	(3,288)	(24)%	35,321	41,757	(6,436)	(15)%
Amortization	5,106	23,182	(18,076)	(78)%	13,393	67,913	(54,520)	(80)%
Marketing and promotion	8,692	6,793	1,899	28%	28,828	28,079	749	3%
Research and development	62	85	(23)	(27)%	181	250	(69)	(28)%
Change in fair value of contingent consideration	—	—	—	NM	(15,000)	—	(15,000)	NM
Impairment of intangible assets and goodwill	—	699,235	(699,235)	(100)%	—	699,235	(699,235)	(100)%
Other than temporary change in fair value of convertible notes receivable	—	20,000	(20,000)	(100)%	—	20,000	(20,000)	(100)%
Litigation costs, net of recoveries	621	2,758	(2,137)	(77)%	2,497	5,254	(2,757)	(52)%
Restructuring costs	4,087	6,133	(2,046)	(33)%	5,921	17,249	(11,328)	(66)%
Transaction costs (income), net	1,927	605	1,322	219%	2,896	2,563	333	13%
Total operating expenses	81,340	811,942	(730,602)	(90)%	216,493	1,011,656	(795,163)	(79)%
Operating loss	(26,386)	(759,931)	733,545	(97)%	(46,573)	(838,719)	792,146	(94)%
Interest expense, net	(4,965)	(8,378)	3,413	(41)%	(17,035)	(25,986)	8,951	(34)%
Non-operating (expense) income, net	8,092	(24,022)	32,114	(134)%	(386)	(44,631)	44,245	(99)%
Loss before income taxes	(23,259)	(792,331)	769,072	(97)%	(63,994)	(909,336)	845,342	(93)%
Income tax expense (recovery), net	1,974	1,203	771	64%	3,235	4,125	(890)	(22)%
Net loss	$(25,233)	$(793,534)	$768,301	(97)%	$(67,229)	$(913,461)	$846,232	(93)%

Use of Non-GAAP Measures

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including references to:

●	adjusted gross profit (excluding purchase price allocation (“PPA”) step up) consolidated and for each reporting segment (Cannabis, Beverage, Distribution and Wellness),

●	adjusted gross margin (excluding PPA step up) consolidated and for each reporting segment (Cannabis, Beverage, Distribution and Wellness),

●	adjusted EBITDA,

●	cash, restricted cash and marketable securities, and

●	constant currency presentation of net revenue (by segment and consolidated).

These non-GAAP financial measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with generally accepted accounting principles in the United States of America, (“GAAP”). These financial measures, which may be different than similarly titled financial measures used by other companies, are presented to help investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Please see “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for reconciliation of such non-GAAP financial measures to the most directly comparable GAAP financial measures, as well as a discussion of our adjusted gross margin, adjusted gross profit and adjusted EBITDA measures and the calculation of such measures.

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

Cash, restricted cash and Marketable Securities

The Company combines the Cash and cash equivalent financial statement line item, the restricted cash financial statement line and the Marketable securities financial statement line item as an aggregate total as reconciled in the liquidity and capital resource section below. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its short-term liquidity position by combining these three GAAP metrics.

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

	For the three months ended		For the nine months ended
	February 28,	February 28,	February 28,	February 28,
(in thousands of U.S. dollars)	2026	2025	2026	2025
Net beverage revenue	$42,558	$55,921	$148,380	$174,974
Net cannabis revenue	64,828	54,274	196,871	181,175
Distribution revenue	82,963	61,493	242,286	197,175
Wellness revenue	16,383	14,092	46,203	43,450
Beverage costs	28,977	35,986	97,741	106,961
Cannabis costs	38,858	32,275	121,497	111,804
Distribution costs	72,951	55,936	213,293	175,281
Wellness costs	10,992	9,572	31,289	29,791
Adjusted gross profit (excluding PPA step-up) (1)	54,954	52,070	169,920	174,547
Beverage adjusted gross margin (excluding PPA step-up) (1)	32%	36%	34%	40%
Cannabis adjusted gross margin (excluding PPA step-up) (1)	40%	41%	38%	38%
Distribution gross margin	12%	9%	12%	11%
Wellness gross margin	33%	32%	32%	31%
Adjusted EBITDA (1)	$10,715	$9,040	$29,261	$27,391
Cash, restricted cash and marketable securities (1) as at the period ended:	264,817	248,414	264,817	248,414
Working capital as at the period ended:	$461,218	$424,115	$461,218	$424,115

(1) Adjusted EBITDA, adjusted gross profit (excluding PPA step-up) and adjusted gross margin (excluding PPA step-up) for each of our segments, and cash, restricted cash and marketable securities are non-GAAP financial measures. See “Use of Non-GAAP Measures” above for a discussion of these Non-GAAP measures and “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure and the discussion above captioned “Cash and Marketable Securities.”

Segment Reporting

For the three and nine months ended February 28, 2026 and February 28, 2025, respectively, our reporting segments net revenue was comprised of net revenues from our beverage, cannabis, distribution, and wellness operations as follows:

	For the three months ended				For the nine months ended
	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Beverage business	$42,558	$55,921	$(13,363)	(24)%	$148,380	$174,974	$(26,594)	(15)%
Cannabis business	64,828	54,274	10,554	19%	196,871	181,175	15,696	9%
Distribution business	82,963	61,493	21,470	35%	242,286	197,175	45,111	23%
Wellness business	16,383	14,092	2,291	16%	46,203	43,450	2,753	6%
Total net revenue	$206,732	$185,780	$20,952	11%	$633,740	$596,774	$36,966	6%

For the three and nine months ended February 28, 2026 and February 28, 2025, respectively, our reporting segment net revenue on a constant currency(1) basis was as follows:

	For the three months ended				For the nine months ended
	as reported in constant currency				as reported in constant currency
	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Beverage business	$42,558	$55,921	$(13,363)	(24)%	$148,380	$174,974	$(26,594)	(15)%
Cannabis business	60,257	54,274	5,983	11%	191,792	181,175	10,617	6%
Distribution business	73,969	61,493	12,476	20%	223,636	197,175	26,461	13%
Wellness business	16,051	14,092	1,959	14%	46,066	43,450	2,616	6%
Total net revenue	$192,835	$185,780	$7,055	4%	$609,874	$596,774	$13,100	2%

(1)

The constant currency presentation of our net revenue based on reporting segment is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

For the three and nine months ended February 28, 2026 and February 28, 2025, respectively, our geographic net revenue was as follows:

	For the three months ended				For the nine months ended
	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
USA	$51,683	$64,420	$(12,737)	(20)%	$173,482	$200,053	$(26,571)	(13)%
Canada	48,221	45,930	2,291	5%	160,561	158,555	2,006	1%
EMEA	104,955	72,386	32,569	45%	293,363	229,312	64,051	28%
Rest of World	1,873	3,044	(1,171)	(38)%	6,334	8,854	(2,520)	(28)%
Total net revenue	$206,732	$185,780	$20,952	11%	$633,740	$596,774	$36,966	6%

For the three and nine months ended February 28, 2026 and February 28, 2025, respectively, our geographic net revenue on a constant currency(1) basis was as follows:

	For the three months ended				For the nine months ended
	as reported in constant currency				as reported in constant currency
	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
USA	$51,683	$64,420	(12,737)	(20)%	$173,482	$200,053	(26,571)	(13)%
Canada	46,018	45,930	88	0%	159,867	158,555	1,312	1%
EMEA	92,938	72,386	20,552	28%	269,337	229,312	40,025	17%
Rest of World	2,196	3,044	(848)	(28)%	7,188	8,854	(1,666)	(19)%
Total net revenue	$192,835	$185,780	$7,055	4%	$609,874	$596,774	$13,100	2%

(1)

The constant currency presentation of our net revenue based on geographic segment is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

As of February 28, 2026 and May 31, 2025, respectively, our geographic capital assets were as follows:

	February 28,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025
USA	$188,500	$200,003	$(11,503)	(6)%
Canada	251,645	267,458	(15,813)	(6)%
EMEA	98,571	97,371	1,200	1%
Rest of World	4,292	3,601	691	19%
Total capital assets	$543,008	$568,433	$(25,425)	(4)%

Beverage revenue

Net revenue from our Beverage segment decreased to $42.6 million and to $148.4 million for the three and nine months ended February 28, 2026, compared to revenue of $55.9 million and $175.0 million for the prior year periods. The decline was primarily attributable to continued industry-wide challenges across the craft beer, spirits, and brewpub categories and broader competitive pressures, which resulted in lower volumes sold. Additionally, the decline was driven in part by margin‑focused actions, which reduced net revenue by approximately $3.0 million and $13.6 million during the three and nine month periods, respectively. Lastly, the HD-D9 category was negatively impacted by U.S. federal legislation that was recently enacted which will restrict the future production and sale of our HD‑D9 beverages and reduced net revenue by approximately $1.0 million during the three and nine month periods, respectively.

For the three and nine months ended February 28, 2026, these impacts were partially offset by the inclusion of sales from Craft Acquisition II, effective September 1, 2024, which were not reflected in the full comparative period and would have increased the nine month revenue for the period ended February 28, 2025 by approximately $13.6 million.

Cannabis revenue

For the three and nine months ended February 28, 2026 and February 28, 2025, respectively, cannabis net revenue based on market channel was as follows:

	For the three months ended				For the nine months ended
	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
(in thousands of US dollars)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenue from Canadian medical cannabis	$5,979	$5,839	$140	2%	$18,359	$18,773	$(414)	(2)%
Revenue from Canadian adult-use cannabis	52,570	49,315	3,255	7%	179,085	165,627	13,458	8%
Revenue from wholesale cannabis	1,165	3,893	(2,728)	(70)%	6,666	15,993	(9,327)	(58)%
Revenue from international cannabis	24,121	13,935	10,186	73%	57,668	40,991	16,677	41%
Total cannabis revenue	83,835	72,982	10,853	15%	261,778	241,384	20,394	8%
Excise taxes	(19,007)	(18,708)	(299)	2%	(64,907)	(60,209)	(4,698)	8%
Total cannabis net revenue	$64,828	$54,274	$10,554	19%	$196,871	$181,175	$15,696	9%

For the three and nine months ended February 28, 2026 and February 28, 2025, respectively, cannabis net revenue based on market channel on a constant currency(1) basis was as follows:

	For the three months ended				For the nine months ended
	as reported in constant currency				as reported in constant currency
	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
(in thousands of US dollars)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenue from Canadian medical cannabis	$5,706	$5,839	$(133)	(2)%	$18,260	$18,773	$(513)	(3)%
Revenue from Canadian adult-use cannabis	50,170	49,315	855	2%	178,406	165,627	12,779	8%
Revenue from wholesale cannabis	1,112	3,893	(2,781)	(71)%	6,658	15,993	(9,335)	(58)%
Revenue from international cannabis	21,410	13,935	7,475	54%	53,137	40,991	12,146	30%
Total cannabis revenue	78,398	72,982	5,416	7%	256,461	241,384	15,077	6%
Excise taxes	(18,141)	(18,708)	567	(3)%	(64,669)	(60,209)	(4,460)	7%
Total cannabis net revenue	$60,257	$54,274	$5,983	11%	$191,792	$181,175	$10,617	6%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis: Gross revenue from Canadian medical cannabis increased to $6.0 million and decreased to $18.4 million for the three and nine months ended February 28, 2026 compared to gross revenue of $5.8 million and $18.8 million for the prior year periods, respectively. On a constant currency basis, gross revenue from Canadian medical cannabis decreased to $5.7 million and to $18.3 million for the three and nine months ended February 28, 2026, respectively. The decrease in gross revenue from medical cannabis, on a constant currency basis, was primarily driven by uninsured patient attrition to the adult-use recreational market, which was partially offset by new insured patient acquisition.

Revenue from Canadian adult-use cannabis: During the three and nine months ended February 28, 2026, our gross revenue from Canadian adult-use cannabis increased to $52.6 million and to $179.1 million, compared to gross revenue of $49.3 million and $165.6 million for the prior year periods, respectively. On a constant currency basis, our gross revenue from Canadian adult-use cannabis increased to $50.2 million and increased to $178.4 million for the three and nine months ended February 28, 2026, respectively. The currency adjusted increase in gross adult‑use revenue for the three month period was primarily driven by a $2.7 million increase in the traditional pre‑roll category, reflecting the successful launch of innovation SKUs, including Good Supply Double Dutchies. This growth was partially offset by a $2.1 million decline in the whole flower category, primarily due to the commencement of strain rotation within our cultivation program, which temporarily constrained supply. In addition, certain inventory was redirected to international markets, which would otherwise have generated approximately $0.9 million of revenue in the Canadian market. For the nine month period, the currency adjusted increase in gross adult‑use revenue was predominantly attributable to a $7.3 million increase in traditional pre‑rolls, driven by the aforementioned product innovations, and a $1.7 million increase in whole flower sales, as the strain rotation did not begin until our third quarter. Notably, the Company has continued to invest in its cultivation footprint, including the decision to restart cultivation at its Quebec facility, to support growing demand in both the Canadian and international markets. Given the higher margins generally realized on international cannabis sales, the Company may, when advantageous, continue to allocate inventory to international markets, which could negatively impact Canadian adult‑use and wholesale cannabis revenue in future periods as the Company continues to scale its infrastructure.

Wholesale cannabis revenue: Gross revenue from wholesale cannabis decreased to $1.2 million and to $6.7 million and for the three and nine months ended February 28, 2026, compared to gross revenue of $3.9 million and $16.0 million for the prior year periods respectively. On a constant currency basis, gross revenue from wholesale cannabis decreased to $1.1 million and to $6.7 million for the three and nine months ended February 28, 2026, respectively. Due to the transition by many licensed producers in the Canadian market to asset-light business models, the Canadian cannabis industry has experienced a reduction in excess inventory resulting in price increases in the B2B market. As a result of this shift in market dynamics and demand, we continue to evaluate the market and may opportunistically sell into the wholesale market where it makes sense. Specifically, during the three and nine months ended February 28, 2026, wholesale cannabis revenue declined compared to the prior year periods as the Company strategically redirected product to other markets, resulting in a 49% and 47% decrease in wholesale gram equivalents sold, respectively.

International cannabis revenue: Net revenue from International cannabis increased to $24.1 million and to $57.7 million for the three and nine months ended February 28, 2026, compared to net revenue of $13.9 million and $41.0 million for the prior year periods, respectively. On a constant currency basis, given the strengthening of the Euro against the U.S. Dollar when compared to the prior year quarter, net revenue from international cannabis increased to $21.4 million and increased to $53.1 million for the three and nine months ended February 28, 2026, respectively. The increase in net revenue from International cannabis markets during the three and nine months ended February 28, 2026, was primarily attributable to growth in the German medical cannabis market, which increased by $4.0 million and $9.8 million, respectively, the receipt of previously backlogged permits, and an enhanced supply chain. During the three month period, this growth was further supported by a $4.4 million increase in Poland, driven by patient adoption of an in‑person prescription model, and a $1.7 million increase in the United Kingdom through our targeted expansion into emerging markets. Despite increased gram equivalents sold, international cannabis revenue was negatively impacted by price compression of approximately $7.0 million and $16.0 million for the three and nine months ended February 28, 2026, respectively. Notwithstanding this pricing pressure, international cannabis sales continue to generate higher margins than Canadian cannabis sales, and the Company remains focused on optimizing its product mix and geographic allocation to maximize profitability.

Distribution revenue

Net revenue from our Distribution segment increased to $83.0 million and increased to $242.3 million for the three and nine months ended February 28, 2026, compared to revenue of $61.5 million and $197.2 million for the prior year periods, respectively. On a constant currency basis, given the change in the Euro and Argentine Peso against the U.S. Dollar in the fiscal quarter, revenue from Distribution increased to $74.0 million and $223.6 million for the three and nine months ended February 28, 2026, respectively. The increase in Distribution revenue for the three month period was primarily driven by a focus on competitive pricing, as evidenced by a 13% increase in average selling price, and a 7% increase in units sold, reflecting greater emphasis on higher‑velocity SKUs, as well as favorable foreign exchange impacts. The increase in Distribution revenue for the nine month period was primarily attributable to a 4% increase in average selling price, an 11% increase in volume, and favorable foreign exchange impacts.

Wellness revenue

Our Wellness segment net revenue increased to $16.4 million and to $46.2 million for the three and nine months ended February 28, 2026 compared to $14.1 million and $43.5 million from the prior year periods, respectively. On a constant currency basis for the three and nine months ended February 28, 2026, Wellness segment net revenue increased to $16.1 million and to $46.1 million, respectively. The increase in revenue was driven by our strategic focus on value-add innovations, including high protein super-seeds, better-for-you breakfast products, better-for-you snacking, and the continued success of our Hi-Ball clean energy drinks which contributed approximately $0.5 million and $2.6 million of incremental revenue during the three and nine months, respectively. In addition, the acquisition of Blue Sky Hemp Venture’s customer list contributed to the growth of our ingredients sales channel by approximately $1.1 million and $3.0 million of incremental revenue during the three and nine month periods, respectively. The remaining Wellness portfolio contributed approximately $0.6 million of revenue growth during the three month period, reflecting improved demand across certain product lines. However, for the nine month period, revenue from the remaining sales channels declined by approximately $2.1 million, primarily due to a shift in one of our supply agreements within the Club retailer channel. We are actively addressing these challenges through targeted initiatives aimed at improving distribution, assortment optimization, and promotional execution across our Club and Retail sales channels.

Gross profit, gross margin and adjusted gross margin(1) for our reporting segments

For the three and nine months ended February 28, 2026 and February 28, 2025, respectively, our gross profit and gross margin were as follows:

	For the three months ended				For the nine months ended
(in thousands of U.S. dollars)	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
Beverage	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Net revenue	$42,558	$55,921	$(13,363)	(24)%	$148,380	$174,974	$(26,594)	(15)%
Cost of goods sold	28,977	35,986	(7,009)	(19)%	97,741	106,961	(9,220)	(9)%
Gross profit	13,581	19,935	(6,354)	(32)%	50,639	68,013	(17,374)	(26)%
Gross margin	32%	36%	(4)%	(11)%	34%	39%	(5)%	(13)%
Purchase price accounting step-up	—	59	(59)	(100)%	—	1,610	(1,610)	(100)%
Adjusted gross profit (1)	13,581	19,994	(6,413)	(32)%	50,639	69,623	(18,984)	(27)%
Adjusted gross margin (1)	32%	36%	(4)%	(11)%	34%	40%	(6)%	(15)%
Cannabis
Net revenue	64,828	54,274	10,554	19%	196,871	181,175	15,696	9%
Cost of goods sold	38,858	32,275	6,583	20%	121,497	111,804	9,693	9%
Gross profit	25,970	21,999	3,971	18%	75,374	69,371	6,003	9%
Gross margin	40%	41%	(1)%	(2)%	38%	38%	0%	0%
Distribution
Net revenue	82,963	61,493	21,470	35%	242,286	197,175	45,111	23%
Cost of goods sold	72,951	55,936	17,015	30%	213,293	175,281	38,012	22%
Gross profit	10,012	5,557	4,455	80%	28,993	21,894	7,099	32%
Gross margin	12%	9%	3%	33%	12%	11%	1%	9%
Wellness
Net revenue	16,383	14,092	2,291	16%	46,203	43,450	2,753	6%
Cost of goods sold	10,992	9,572	1,420	15%	31,289	29,791	1,498	5%
Gross profit	5,391	4,520	871	19%	14,914	13,659	1,255	9%
Gross margin	33%	32%	1%	3%	32%	31%	1%	3%
Total
Net revenue	206,732	185,780	20,952	11%	633,740	596,774	36,966	6%
Cost of goods sold	151,778	133,769	18,009	13%	463,820	423,837	39,983	9%
Gross profit	54,954	52,011	2,943	6%	169,920	172,937	(3,017)	(2)%
Gross margin	27%	28%	(1)%	(4)%	27%	29%	(2)%	(7)%
Purchase price accounting step-up	—	59	(59)	(100)%	—	1,610	(1,610)	(100)%
Adjusted gross profit (1)	54,954	52,070	2,884	6%	169,920	174,547	(4,627)	(3)%
Adjusted gross margin (1)	27%	28%	(1)%	(4)%	27%	29%	(2)%	(7)%

(1)

Adjusted gross profit is our Gross profit (adjusted to exclude purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude purchase price accounting valuation step-up) for our beverage segment and on a consolidated basis are non-GAAP financial measures. See “Use of Non-GAAP Measures” above for additional discussion regarding these non-GAAP measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. We do not consider adjusted gross profit and adjusted gross margin in isolation or as an alternative to financial measures determined in accordance with GAAP.

Beverage gross margin: For the three and nine months ended February 28, 2026, our beverage segment generated gross margin of 32% and 34%, respectively, which decreased from 36% and 39% generated in the prior year periods, respectively. Adjusted gross margin was 32% and 34%, which decreased from 36% and 40% generated in the prior year periods, respectively. The change in the beverage gross margin and adjusted beverage gross margin for the three and nine months ended February 28, 2026 was driven by several factors, including our Craft Acquisition II, which historically has operated at a lower gross margin of approximately 25%, declining overhead utilization as our revenue levels have declined, higher input costs and timing delays in realizing the full benefits of our Project 420 cost savings initiatives. Additionally, increased discounting to support sales volume resulted in discounts of 7.2% for the three month period compared to 4.7% in the prior quarter, and 6.6% for the nine month period compared to 4.1% in the prior year period, which negatively impacted margins and was partially offset by reductions in marketing expenditures.

Cannabis gross margin: For the three and nine months ended February 28, 2026, our cannabis segment generated gross margin of 40% and 38%, respectively, which decreased from 41% and remained consistent at 38% generated in the prior year periods, respectively. Although both cannabis net revenue and gross profit increased during the three and nine month periods, gross margin remained largely unchanged. This was primarily due to price compression in international markets, which negatively impacted international cannabis revenue during the three and nine month periods by approximately $7.0 million and $16.0 million, respectively, despite having increased the gram equivalents sold.

Distribution gross margin: For the three and nine months ended February 28, 2026, our distribution segment generated gross margin of 12% and 12%, respectively, which increased from 9% and 11% generated in the prior year periods, respectively. The increase was primarily attributable to a favorable change in product mix, as evidenced by increases in average selling price of approximately 13% and 4% during the three and nine month periods, respectively, as well as initiatives undertaken to reduce input costs.

Wellness gross margin: For the three and nine months ended February 28, 2026, our wellness segment generated gross margin of 33% and 32%, respectively, which increased from 32% and 31% in the prior year periods, respectively. Gross margin remained relatively consistent period over period as strategic price increases largely offset unfavorable changes in sales mix.

Operating expenses

During the three and nine months ended February 28, 2026 and February 28, 2025, respectively, the changes in operating expenses were as follows:

	For the three months ended				For the nine months ended
	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
(in thousands of US dollars)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
General and administrative	$50,228	$39,246	$10,982	28%	$142,456	$129,356	$13,100	10%
Selling	10,617	13,905	(3,288)	(24)%	35,321	41,757	(6,436)	(15)%
Amortization	5,106	23,182	(18,076)	(78)%	13,393	67,913	(54,520)	(80)%
Marketing and promotion	8,692	6,793	1,899	28%	28,828	28,079	749	3%
Research and development	62	85	(23)	(27)%	181	250	(69)	(28)%
Change in fair value of contingent consideration	—	—	—	NM	(15,000)	—	(15,000)	NM
Impairment of intangible assets and goodwill	—	699,235	(699,235)	(100)%	—	699,235	(699,235)	(100)%
Other than temporary change in fair value of convertible notes receivable	—	20,000	(20,000)	(100)%	—	20,000	(20,000)	(100)%
Litigation costs, net of recoveries	621	2,758	(2,137)	(77)%	2,497	5,254	(2,757)	(52)%
Restructuring costs	4,087	6,133	(2,046)	(33)%	5,921	17,249	(11,328)	(66)%
Transaction costs (income), net	1,927	605	1,322	219%	2,896	2,563	333	13%
Total operating expenses	$81,340	$811,942	$(730,602)	(90)%	$216,493	$1,011,656	$(795,163)	(79)%

Operating expenses are comprised of general and administrative, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, impairment of intangible assets and goodwill, other than temporary changes in fair value of convertible notes receivable, litigation costs, net of recoveries, restructuring costs and transaction costs (income), net. For the three and nine months ended February 28, 2026, operating expenses decreased by $730.6 million and by $795.2 million to $81.3 million and $216.5 million when compared to $811.9 million and $1,011.7 million for the prior year periods, respectively. These decreases were primarily attributable to $699.2 million of non‑cash impairments of goodwill and intangible assets and a $20.0 million other‑than‑temporary decrease in the fair value of the MedMen convertible note recorded in the prior year quarter, which did not repeat in the current period. In addition, the nine month period ended February 28, 2026, had lower amortization expense following the intangible asset impairment recorded during the fiscal quarter ended May 31, 2025, a $15.0 million gain related to the change in fair value of the Montauk contingent consideration, and lower selling and non‑recurring litigation, and restructuring costs. These decreases were partially offset by higher general and administrative costs.

General and administrative costs

During the three and nine months ended February 28, 2026 and February 28, 2025, respectively, the changes in general and administrative costs when compared to the prior year period were as follows:

	For the three months ended				For the nine months ended
	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
(in thousands of US dollars)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Salaries and wages	$21,925	$21,908	$17	0%	$68,425	$66,201	$2,224	3%
Office and general	9,916	7,385	2,531	34%	26,897	26,103	794	3%
Stock-based compensation	13,725	4,035	9,690	240%	31,060	18,189	12,871	71%
Insurance	1,894	2,942	(1,048)	(36)%	6,743	8,552	(1,809)	(21)%
Professional fees	1,090	1,352	(262)	(19)%	3,342	3,656	(314)	(9)%
Gain on sale of capital assets	(118)	(202)	84	(42)%	(493)	(733)	240	(33)%
Travel and accommodation	1,014	1,100	(86)	(8)%	3,618	4,347	(729)	(17)%
Rent	782	726	56	8%	2,864	3,041	(177)	(6)%
Total general and administrative costs	$50,228	$39,246	$10,982	28%	$142,456	$129,356	$13,100	10%

Salaries and wages remained consistent and increased by 3% during the three and nine months ended February 28, 2026, when compared to the prior year periods. Included in salaries and wages for the three and nine months ended February 28, 2026, were $0.5 million and $2.3 million, respectively, of retention payments compared to $1.5 million and $3.2 million for the prior year period, respectively. Additionally, period-over‑period variability was also impacted by changes in estimates related to discretionary compensation accruals.

Office and general increased by 34% and by 3% during the three and nine months ended February 28, 2026, when compared to the prior year period respectively. The increase in the three and nine months ended February 28, 2026 was primarily due to a $0.7 million increase in bad debt provisions within the distribution business, the inclusion of a full period of costs related to Craft Acquisition II, which was effective September 1, 2024 and contributed approximately $0.6 million to the period‑over‑period variance, and the absence of a $0.3 million property tax refund recorded in the prior year quarter.

The Company recognized stock-based compensation expense of $13.7 million and $31.1 million for the three and nine months ended February 28, 2026, compared to $4.0 million and $18.2 million for the prior year period respectively. Stock-based compensation expense is primarily driven by time-based vesting schedules and may vary based on assumptions used in valuation and vesting models. The increase during the three and nine month periods was primarily due to the recognition of expense related to performance-based awards following the establishment and approval of their performance criteria during the second fiscal quarter. As a result, performance-based awards contributed approximately $6.3 million and $12.1 million of expense during the three and nine month periods, respectively. Stock based compensation expense in the prior year periods was lower primarily due to the cancellation of certain performance-based awards.

Insurance expense decreased by 36% and by 21% for the three and nine months ended February 28, 2026 to $1.9 million and $6.7 million from $2.9 million and $8.6 million for the prior year period, respectively due to lower premiums as a result of management’s decision to self-insure a portion of our property and casualty insurance.

Rent expense increased by 8% and decreased by 6% for the three and nine months ended February 28, 2026 to $0.8 million and $2.9 million compared to $0.7 million and $3.0 million for the prior year periods, respectively. Rent expense is predominantly comprised of operating lease expenses for our brew pubs and office spaces and varies period-over-period based on lease amortization schedules and common area maintenance costs.

Selling costs

For the three and nine months ended February 28, 2026, the Company incurred selling costs of $10.6 million or 5% of net revenue and $35.3 million or 6% of net revenue as compared to $13.9 million or 7% of net revenue and $41.8 million or 7% of net revenue in the prior year period respectively. These costs relate to third-party shipping costs for all segments, in addition to distributor commission incurred by the cannabis segment, Health Canada cannabis fees, and patient acquisition and maintenance costs. The decrease in selling costs for the three and nine months ended February 28, 2026 was primarily driven by lower freight costs in the beverage segment resulting from Project 420 cost‑saving initiatives, which improved freight as a percentage of sales by approximately 90 and 144 basis points for the three and nine month periods, respectively. In addition, lower freight costs in the Canadian cannabis segment following contract renegotiations improved freight as a percentage of sales by approximately 180 and 210 basis points for the three and nine month periods, respectively, and were further supported by lower commission rates in the Canadian cannabis sales channels.

Amortization

The Company incurred non-production related amortization charges of $5.1 million and $13.4 million for the three and nine months ended February 28, 2026, compared to $23.2 million and $67.9 million in the prior year periods, respectively, based on depreciable capital and intangible assets useful lives. The decrease in the amortization expense is due to the lower carrying value of intangible assets as a result of the impairment charges recognized during the fiscal year ended May 31, 2025.

Marketing and promotion costs

For the three and nine months ended February 28, 2026, the Company incurred marketing and promotion costs of $8.7 million and $28.8 million compared to $6.8 million and $28.1 million for the prior year periods, respectively and was driven by variability in discretionary marketing spend.

Research and development

Research and development costs were $0.1 million and $0.2 million during the three and nine months ended February 28, 2026, compared to $0.1 million and $0.3 million in the prior year periods, respectively. These costs relate to external expenditures associated with the development of new products.

Change in fair value of contingent consideration

A portion of the total consideration to be paid in connection with the Company’s acquisition of Montauk Brewing Company (“Montauk”) was contingent upon the achievement by Montauk of certain financial measures as of December 31, 2025. In the event that Montauk achieved either the pre-determined sales volume target or EBITDA target, then $15.0 million of contingent consideration would be deemed earned and payable. If both the sales volume target and the EBITDA target were achieved, an additional $3.0 million would be deemed earned and payable for a total contingent consideration payment of $18.0 million.

For the year ended, May 31, 2025, the Company assessed the estimated value of the contingent consideration liability as $15.0 million, which was estimated to be achieved based on management’s forecast, applying a probability of achievement of 100% for the sales volume target and 0% on the remaining criteria, which was not expected to be achieved as EBITDA targets were not forecasted to be met.

During the three months ended August 31, 2025, the Company reassessed the estimated fair value of the contingent consideration liability as $nil, based on subsequent information regarding Montauk’s operating results and revised expectations for the remainder of the earn‑out period. As a result of lower‑than‑anticipated sales volumes during the peak selling periods of June, July and August 2025, and the loss of certain national retail programs, management concluded that Montauk no longer had a viable path to achieving the sales volume target or the EBITDA target within the earn‑out period. Accordingly, the Company applied a probability of achievement of 0% to the sales volume target and 0% to the remaining criteria. The resulting $15.0 million change in fair value of the contingent consideration liability was recorded within the statement of profit and loss and contributed to the Company’s net income generated during the period ended August 31, 2025, despite historically reporting a net loss.

During the three months ended February 28, 2026, the earn-out period concluded and neither financial measure was achieved. Accordingly, no further changes to the fair value of the contingent consideration liability were recognized during the three months ended February 28, 2026 as no contingent consideration obligation was payable.

Impairments

During the fiscal quarter ended February 28, 2026, the Company assessed for indicators of impairment and concluded that there were no indicators and accordingly, no further impairment testing was required and no impairment charges were recognized during the period.

In the prior year period, based upon a combination of factors including a sustained decline in the Company’s market capitalization stemming from the uncertainty resulting from certain changes in U.S. global economic policy, including slower than anticipated progress in global cannabis legalization and overall declines in the craft beer industry sector, the Company concluded that it is more likely than not, that the fair value of our reporting units were less than their carrying amounts as of February 28, 2025. Accordingly, the Company utilized the income approach, which uses future discounted cash flows, to determine the fair value of each reporting unit. As a result, the Company recorded non-cash impairment charges of $570.0 million of cannabis goodwill, $100.0 million of beverage goodwill, $25.0 million of wellness goodwill and $4.2 million of distribution goodwill for the three and nine months ended February 28, 2025. The non-cash impairment charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

In the Company’s cannabis goodwill assessment performed during the three and nine months ended February 28, 2025, the Company used a discount rate of 12.00%, a terminal growth rate of 5%, and an average revenue growth rate of 34% over 5 years, based on an 88% and 40% average probability of anticipated EU and U.S. cannabis legalization, respectively and/or changes in drug policy in various countries within the next 5 years. A 1% increase in the discount rate would result in an additional $285.0 million in impairment, a 1% decrease in the terminal growth rate would result in an additional $210.0 million in impairment, a 5% decrease in the average growth rate would result in an additional $170.0 million in impairment, a 5% decrease in the probability of EU cannabis legalization would result in an additional $80.0 million in impairment and a 5% decrease in the probability of US cannabis legalization would result in an additional $7.0 million in impairment. Changes to those probabilities resulting in continued delays in or cessation of legalization of cannabis within the United States and internationally, or adverse regulatory changes to existing legislation, could have an unfavorable impact on the estimated future cash flows, and ultimately, the fair value of the cannabis reporting unit, which may result in a material impairment expense recognized in future reporting periods.

In the Company’s beverage goodwill assessment performed during the three and nine months ended February 28, 2025, the Company used a discount rate of 9.25%, a terminal growth rate of 2%, and an average revenue growth rate of 12% over 5 years. A 1% increase in the discount rate would result in an additional $70.0 million in impairment, a 1% decrease in the terminal growth rate would result in an additional $50.0 million in impairment and a 1% decrease in the average growth rate would result in an additional $40.0 million in impairment.

In the Company’s wellness goodwill assessment performed during the three and nine months ended February 28, 2025, the Company used a discount rate of 10.50%, a terminal growth rate of 2%, and an average revenue growth rate of 7% over 5 years. A 1% increase in the discount rate would result in an additional $5.0 million in impairment, a 1% decrease in the terminal growth rate would result in an additional $3.0 million in impairment and a 1% decrease in the average growth rate would result in an additional $2.0 million in impairment.

In the Company’s distribution goodwill assessment performed during the three and nine months ended February 28, 2025, the Company recorded $4.2 million of impairments which brought the remaining distribution goodwill balance to $nil.

Other than temporary write-down of convertible notes receivable

For the three and nine months ended February 28, 2026, the Company no longer held MedMen Convertible Notes, and thus did not recognize any further changes in fair value.

During the three and nine months ended February 28, 2025, the Company recognized an other-than-temporary change in fair value, which resulted in a non-cash expense of $20.0 million and $20.0 million. The MedMen Convertible Note was valued based upon the estimated fair value of the collateral assets net of estimated disposal costs and has been reduced to reflect recent developments in restructuring efforts.

Subsequent to the impairment recorded during the three and nine months ended February 28, 2025, MedMen exited receivership and substantially all of its remaining assets were transferred to a new entity owned by MedMen’s secured creditors, including SH Acquisition. In connection with the foregoing, the Company disposed of its MedMen Convertible Note in exchange for on option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization. See Note 8 (Long-term investments). This option was recorded as a Level 3 equity investment measured at fair value by assessing the discounted cash flows of SH Acquisition.

Litigation costs, net of recoveries

For the three and nine months ended February 28, 2026, the Company recorded $0.6 million and $2.5 million of litigation settlements costs and third-party fees incurred in defending these claims, net of favorable recoveries compared to $2.8 million and $5.3 million in the prior year period respectively. The decrease is related to period-to-period variability as litigation and settlement costs are non-recurring in nature.

Restructuring costs

In connection with the integration of certain acquisitions and strategic transactions, the Company has incurred restructuring and exit costs in the amount of $4.1 million and $5.9 million for the three and nine months ended February 28, 2026, compared to $6.1 million and $17.2 million for the prior year period respectively. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed or otherwise incurred.

Within the Cannabis segment, during the nine months ended February 28, 2026, the Company incurred restructuring expenses totaling $5.2 million. These charges included $3.7 million associated with the restructuring of the Quebec facility to transition from vegetable cultivation to cannabis cultivation in response to increased global cannabis demand, $1.0 million related to employee termination severance and benefits associated with the reorganization of the Canadian cannabis commercial function, and $0.2 million related to the wind-down of certain non-operating entities. Additionally, the Company recognized $0.3 million related to its Fort Collins, CO partially vacant warehouse that was previously held for sale and was divested during the three months ended February 28, 2026. See Note 3 (capital assets).

During the fiscal year ended May 31, 2025, the Company accrued $8.5 million of restructuring charges related to the closure of Hop Valley and other Project 420 initiatives within the Beverage segment, of which $7.5 million was recognized in nine months ended February 28, 2026, thereby reducing the accrual to $1.0 million. In addition, during the three and nine months ended February 28, 2026, the Company incurred $0.7 million of restructuring related expenses associated with the Atwater Brewery, primarily related to the asset being classified as held for sale and additional facility restructuring activities. See Note 3 (Capital Assets).

Transaction (income) costs, net

Transaction (income) costs, net, include non-recurring acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation. For the three and nine months ended February 28, 2026, transaction (income) costs increased to $1.9 million and $2.9 million from $0.6 million and $2.6 million for the prior year periods, respectively. During the three and nine months ended February 28, 2026, transaction costs were primarily attributable to $1.2 million of legacy HEXO pre-acquisition tax settlements and $0.6 million of due diligence costs associated with ongoing transactions. In comparison, transaction costs during the prior year nine month period were primarily comprised of $1.1 million of costs related to the completion of Craft Acquisition II.

Non-operating (expense) income, net

During the three and nine months ended February 28, 2026 and February 28, 2025, respectively, the changes in non-operating (expense), income were comprised of:

	For the three months ended				For the nine months ended
	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
(in thousands of US dollars)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Change in fair value of warrant liability	$—	$1,338	$(1,338)	(100)%	$(3,495)	$2,896	$(6,391)	(221)%
Foreign exchange gain (loss)	12,469	(22,290)	34,759	(156)%	9,070	(44,206)	53,276	(121)%
Loss on long-term investments	(4,143)	(5,474)	1,331	(24)%	(4,449)	(5,540)	1,091	(20)%
Unrealized loss on digital assets	(214)	—	(214)	NM	(386)	—	(386)	NM
Other non-operating (losses) gains, net	(20)	2,404	(2,424)	(101)%	(1,126)	2,219	(3,345)	(151)%
Total non-operating income (expense)	$8,092	$(24,022)	$32,114	(134)%	$(386)	$(44,631)	$44,245	(99)%

For the three and nine months ended February 28, 2026, the Company recognized a gain on the change in fair value of its warrants of $nil million and a loss of $3.5 million, compared to a gain of $1.3 million and $2.9 million in the prior year periods, as a result of the change in our share price and the exercise price of the warrants. For the three and nine months ended February 28, 2026, the Company recognized a gain of $12.5 million and $9.1 million resulting from the changes in foreign exchange rates during the period compared to a loss of $22.3 million and $44.2 million for the prior year periods. For the three and nine months ended February 28, 2026, the Company recognized a loss of $4.1 million and $4.4 million on long-term investments compared to a loss of $5.5 million and $5.5 million for the prior year periods. For the three and nine months ended February 28, 2026, the Company recognized a loss of $0.2 million and $0.4 million on digital assets from the unrealized change in fair value of Bitcoin compared to $nil and $nil million for the prior year periods. The other non-operating (losses) gains, net were a loss of $0.02 million and a loss of $1.1 million for the three and nine months ended February 28, 2026, compared to a gain of $2.4 million and $2.2 million for the prior year periods, and was mainly comprised of a loss of $1.5 million on the change in fair value of assets held for sale related to Fort Collins, CO partially vacant warehouse, as described in Note 3 (capital assets), offset by a gain of $0.5 million resulting from the exchange transaction of the TLRY 27 Note, as described in Note 12 (Convertible debentures payable).

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

For three and nine months ended February 28, 2026, adjusted EBITDA increased to $10.7 million and increased to $29.3 million compared to $9.0 million and $27.4 million for the prior year periods and remained improved as we continue to execute on our strategic plan.

	For the three months ended				For the nine months ended
	February 28,	February 28,	Change	% Change	February 28,	February 28,	Change	% Change
Adjusted EBITDA reconciliation:	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Net loss	$(25,233)	$(793,534)	$768,301	(97)%	$(67,229)	$(913,461)	$846,232	(93)%
Income tax expense (recovery), net	1,974	1,203	771	64%	3,235	4,125	(890)	(22)%
Interest expense, net	4,965	8,378	(3,413)	(41)%	17,035	25,986	(8,951)	(34)%
Non-operating income (expense), net	(8,092)	24,022	(32,114)	(134)%	386	44,631	(44,245)	(99)%
Amortization	16,741	33,546	(16,805)	(50)%	48,260	99,410	(51,150)	(51)%
Stock-based compensation	13,725	4,035	9,690	240%	31,060	18,189	12,871	71%
Change in fair value of contingent consideration	—	—	—	NM	(15,000)	—	(15,000)	NM
Impairment of intangible assets and goodwill	—	699,235	(699,235)	(100)%	—	699,235	(699,235)	(100)%
Other than temporary change in fair value of convertible notes receivable	—	20,000	(20,000)	(100)%	—	20,000	(20,000)	(100)%
Project 420 business optimization	—	2,600	(2,600)	(100)%	200	2,600	(2,400)	(92)%
Purchase price accounting step-up	—	59	(59)	(100)%	—	1,610	(1,610)	(100)%
Litigation costs, net of recoveries	621	2,758	(2,137)	(77)%	2,497	5,254	(2,757)	(52)%
Restructuring costs	4,087	6,133	(2,046)	(33)%	5,921	17,249	(11,328)	(66)%
Transaction costs (income), net	1,927	605	1,322	219%	2,896	2,563	333	13%
Adjusted EBITDA	$10,715	$9,040	$1,675	19%	$29,261	$27,391	$1,870	7%

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

On May 17, 2024, the Company entered into an equity distribution agreement with TD Securities (USA) LLC and Jefferies LLC in connection with an aggregate offering value of up to $250 million through an at-the-market equity program (“ATM Program”). During the nine months ended February 28, 2026, the Company issued 6,777,224 shares under the ATM Program generating gross proceeds of $76.6 million. The Company paid $3.5 million in commissions and other fees associated with these issuances generating net proceeds of $73.1 million. The Company used the net proceeds from the ATM Program to fund strategic and accretive acquisitions or investments in businesses and capital expenditures for acquired businesses, including potential acquisitions of assets to capitalize on expected regulatory advancements or expansion opportunities. As of our second fiscal quarter ended November 30, 2025, the ATM program was completed.

Additionally, we are committed to optimizing our capital structure and enhancing financial flexibility as we intend to continue to opportunistically purchase or exchange equity for the TLRY 27 Notes prior to their underlying maturity date in June 2027, subject to market conditions.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the three months ended		For the nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Net cash provided by (used in) operating activities	$(21,942)	$(5,761)	$(31,820)	$(81,792)
Net cash provided by (used in) investing activities	28,917	(119)	(4,621)	(60,239)
Net cash provided by (used in) financing activities	(5,128)	18,071	62,820	116,864
Effect on cash of foreign currency translation	955	(1,933)	1,460	(3,217)
Cash and cash equivalents, beginning of period	246,703	189,698	221,666	228,340
Cash and cash equivalents and restricted cash, end of period	$249,505	$199,956	$249,505	$199,956
Marketable securities	15,312	48,458	15,312	48,458
Cash, restricted cash and marketable securities(1)	$264,817	$248,414	$264,817	$248,414

Within the consolidated statements of cash flows, cash and cash equivalents includes $44.9 million of restricted cash as of February 28, 2026, and $nil as of February 28, 2025.

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

Cash flows from operating activities

The change in net cash used in operating activities was ($21.9) million and ($31.8) million for three and nine months ended February 28, 2026, compared to ($5.8) million and ($81.8) million for the prior year periods. Excluding the impact of changes in working capital, operating cash flow was $3.4 million and $11.1 million for three and nine months ended February 28, 2026, compared to cash used in operations of ($9.4) million and ($30.3) million in the prior year periods, which were negatively impacted by the integration of Craft Acquisition I and II. The increase in cash used for working capital during the three months ended February 28, 2026 primarily reflects preparation for a seasonally higher fourth quarter.

Cash flows from investing activities

The change in net cash provided by (used in) investing activities was $28.9 million and ($4.6) million for three and nine months ended February 28, 2026, compared to ($0.1) million and ($60.2) million for the prior year periods, and was a result of the change in investments in marketable securities in the current periods and that Craft Acquisition II occurred in the prior year period.

Cash flows from financing activities

The change in cash provided by financing activities was ($5.1) million and $62.8 million for three and nine months ended February 28, 2026, compared to $18.1 million and $116.9 million for the prior year periods primarily due to variability in funds provided under the ATM Program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended February 28, 2026, there have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Securities and Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, and summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management team, including the CEO and CFO, supervised and participated in reviewing how effective our disclosure controls and procedures were as of the end of this quarterly reporting period.

Following this evaluation, the CEO and CFO have determined that, as of February 28, 2026, our disclosure controls and procedures (a) are effective in ensuring timely recording, processing, summarization, and reporting of information required under the Exchange Act, and (b) incorporate controls and procedures designed to guarantee that such information is collected and communicated to management, including the CEO and CFO, as necessary to permit timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	We may not achieve the expected revenue or other benefits from the craft beer operations we acquired in the past several years.

●	We may experience difficulties integrating operations and realizing the expected benefits of recent acquisitions, including the Craft brands and BrewDog acquisitions.

●	Our cannabis business is dependent upon regulatory approvals and licenses, ongoing compliance and reporting obligations, and timely renewals.

●

There are regulatory risks associated with the rescheduling of cannabis from Schedule I to Schedule III under the Controlled Substances Act in the U.S. and uncertainties in the implementation of our planned medical cannabis platform.

●

There are regulatory risks associated with evolving government regulations, including in November 2025, new U.S. federal legislation which was enacted and banned the production or sale of hemp-derived cannabis, including Delta-9. This restriction is scheduled to go into effect on November 12, 2026.

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

●

SweetWater, Breckenridge, Montauk, BrewDog and our recently-acquired craft beer brands each face substantial competition in the beer industry or the broader market for beverage products, which could impact our business and financial results.

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

●	Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.

●	Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations.

●	Management may not be able to successfully establish and maintain effective internal controls over financial reporting.

●	The price of our common stock in public markets has experienced and may continue to experience severe volatility and fluctuations.

●	The volatility of our stock and the stockholder base may hinder or prevent us from engaging in beneficial corporate initiatives.

●	We may not have the ability to raise the funds necessary to settle conversions of the convertible securities in cash or to repurchase the convertible securities upon a fundamental change.

●	Our cryptocurrency strategy faces high risk and uncertainty in light of market volatility and an evolving regulatory landscape.

●	We may be exposed to financial losses and operational risks due to our decision to self-insure certain real property assets.

●	We are subject to other risks generally applicable to our industry and the conduct of our business.

Geopolitical instability involving the conflict in Iran could increase fuel and energy costs in Europe and adversely affect our operations and results.

Ongoing geopolitical instability in the Middle East, including the conflict involving Iran, has contributed to volatility in global oil and natural gas markets. Disruptions or perceived risks to energy supply routes, including shipping through key transit points, have resulted in increased fuel and energy prices in Europe and could continue to do so for an extended period. Europe remains exposed to global energy price fluctuations, and increases in fuel, transportation, and utility costs could adversely affect our operating expenses, supply chain costs, margins, and the cost of energy‑intensive activities, including our brewing and cannabis cultivation operations, particularly within our European businesses. The duration and severity of the conflict remain uncertain, and any escalation or prolongation could exacerbate these risks.

Our ability to complete the BrewDog U.S. acquisition is subject to regulatory approvals, and we may face risks associated with integrating all of the acquired BrewDog businesses.

The completion of our proposed acquisition of BrewDog' U.S. assets is dependent on receipt of certain regulatory approvals. There can be no assurance that such approvals will be obtained on a timely basis or at all, or that they will not include conditions that could delay or otherwise adversely affect the anticipated benefits of the transaction. In addition, we will be subject to risks commonly associated with integrating acquired businesses, including difficulties integrating operations, systems and controls; challenges in retaining customers; and potential disruptions to ongoing business activities. The integration process of BrewDog's operations may require significant management attention and financial resources and may not achieve the anticipated synergies or strategic benefits within the expected timeframes. Any of these factors could adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of the Company, filed on November 26, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 26, 2025).

10.1*	Business and Asset Sale Agreement, dated March 2, 2026, by and among Tilray Brands, Inc., BrewDog plc, BrewDog Retail Limited, Draft House Holding, BrewDog International Limited, and Tilray Brands UK Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: April 1, 2026	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: April 1, 2026	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer