Form 10-K
period 2026-05-31
Tilray Brands, Inc.
filed 2026-07-28
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant’s Common Stock on The Nasdaq Global Select Stock Market on November 28, 2025, was approximately $0.9 billion.

As of July 24, 2026, there were 136,203,579 shares of the Registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended May 31, 2026, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

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

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (the “Form 10-K”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions regarding our cost savings initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; current or future macroeconomic trends and industry or regulatory trends; our statements regarding the consolidation of the Canadian cannabis industry; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions.

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

Forward looking statements are based on information available to us as of the date of this Form 10-K and, while we believe that information provides a reasonable basis for these statements, these statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

Risk Factor Summary

Investing in our securities involves a high degree of risk. The following summarizes material factors that make an investment in our securities speculative or risky. This summary does not address all risks we face. See “Item 1A—Risk Factors” for a more complete discussion.

•	We may not realize anticipated benefits from acquisitions, including our craft beverage and BrewDog-related transactions, and may face integration challenges and operational disruption.

•	Our business is highly dependent on maintaining regulatory approvals, licenses and permits across multiple jurisdictions, and changes in cannabis, hemp or other applicable laws—including in the United States—could materially adversely affect our operations and strategy.

•	Evolving international regulations, including import/export restrictions and delays, may limit our ability to expand and operate globally.

•	We face significant competition across our cannabis and beverage businesses, including from illicit market participants and large, well-capitalized competitors.

•	Our beverage business is subject to changing consumer preferences, reliance on third-party distributors, and strong competitive pressures that could reduce sales and margins.

•	Our operations depend on key facilities, supply chains and agricultural production, which are subject to risks such as natural disasters, crop failure, supply disruption, and increases in input costs.

•	Our products may be subject to recalls, contamination, product liability claims, or adverse health effects, and negative publicity may harm consumer demand and our reputation.

•	We are subject to litigation, regulatory enforcement, and health, safety and environmental laws that could result in significant costs, liabilities and operational restrictions.

•	Cybersecurity incidents, information technology failures, or data privacy breaches could disrupt operations, result in financial losses, and expose us to liability.

•	Our success depends on our ability to attract and retain key personnel, manage labor costs, and avoid workforce disruptions.

•	We have a history of net losses and may not achieve or maintain profitability; we may also be unable to access capital, service debt, or comply with financial covenants.

•	Macroeconomic conditions, inflation, tariffs, foreign exchange fluctuations, and geopolitical instability may adversely affect our business, results of operations and financial condition.

•	We face risks related to internal controls, tax and accounting matters, and may incur impairments of goodwill and other assets.

•

The market price of our common stock is highly volatile, and our capital structure, including convertible securities and future equity issuances, may result in dilution or limit our strategic flexibility.

•

Additional risks include limitations on protecting our intellectual property, reliance on insurance and self-insurance, costs of being a public company, governance provisions that may limit change-of-control transactions, and emerging risks such as our cryptocurrency strategy.

Item 1. Business.

Our Company

Tilray Brands, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company”, “Tilray”, “we”, “us” and “our”) is a leading global lifestyle consumer products company, which was incorporated on January 24, 2018 and is headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia, and Latin America that is leading as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection. Tilray’s mission is to be a leading premium lifestyle company with a house of brands and innovative products that inspire joy and wellness, while creating memorable experiences that bring people together.

In January 2022, we changed our name from Tilray, Inc. to Tilray Brands, Inc, in order to reflect our consumer/patient-focused approach to sustainably growing our businesses by building brand equity and consumer/patient loyalty through the delivery of high-quality products under brands that emotionally connect with and are trusted by consumers/patients worldwide. Today, our portfolio includes some of the most well-known and beloved brands in their respective industries and markets including SweetWater Brewing, Montauk Brewing, BrewDog, Shock Top, 10 Barrell, Breckenridge Brewery, Blue Point Brewing, Breckenridge Distillery, Revolver, Terrapin, Broken Coast, Good Supply, Redecan, Solei, Tilray, ARX, XMG, Manitoba Harvest and Hi-Ball. In the U.S., we are the 4th largest craft brewer. In Canada, we continued to lead the Canadian cannabis market with the highest cannabis revenue in Canada. Our Manitoba Harvest business is a leader in the hemp-based food category in the U.S. Outside of North America, we have provided high-quality, consistent medical cannabis products to patients in over 20 countries spanning five continents through our global subsidiaries, and through agreements with established distributors. In our fiscal year ended May 31, 2026, we expanded our beverage platform from a North American business into a global platform with our acquisition of BrewDog, the only global craft beer brand, enhancing our global brewing presence and supporting the broader distribution of our beverage brands across key international markets.

Our Strategy and Outlook

Our overall strategy is to leverage our brands, infrastructure, expertise and capabilities to drive revenue growth in the industries and channels in which we compete, achieve industry-leading, profitability and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in data analytics and consumer insights to drive category management leadership and assess opportunities for the introduction of new categories, products and entries into new geographies. In addition, we are relentlessly focused on managing our cost structure and expenses in order to expand margins and maintain our strong financial position. Finally, our experienced leadership team provides a strong foundation to accelerate our growth. Our management team is complemented by experienced operators, cannabis industry experts, veteran beer and beverage industry specialists and leaders that are well-established in wellness foods, all of whom apply an innovative and consumer-centric approach to our businesses.

To achieve our vision of building the leading global lifestyle consumer products company that is leading as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection, we are focused on achieving profitable, sustainable growth across all our segments, while leveraging our infrastructure and team to execute against the following strategies:

•

Build global brands that lead in their respective industries by winning the hearts and minds of our consumers. We have a house of high-quality, consumer connected brands, which are beloved and trusted by our consumers. Through this extensive portfolio, we seek to continue to build loyalty and connections by providing our consumers with the experiences they crave and enhancing the occasions that bring them together, while delivering on with the value proposition they have come to expect.

•

Develop innovative products and form factors that change the way the world consumes cannabis. In Canada, we produce, market and sell one of the most comprehensive portfolios of adult-use cannabis and medical form factors, including whole flower, pre-rolls, infused pre-rolls, vapes, topicals, edibles (gummies and chocolates) and beverages. We plan to continue to leverage consumer insights and data analytics to continue to develop innovative products that possess the most consumer demand and are truly differentiated from our competitors, while optimizing our cultivation and production facilities. Internationally, we distribute medical cannabis products to patients across multiple markets, including Germany, Portugal, the United Kingdom, Australia, and other jurisdictions where we hold the necessary regulatory approvals and licenses. We will continue to invest in research, education and drug development in order to continue to provide our patients and consumers with a differentiated portfolio of products that exceeds their expectations and meets their needs, driven by research and patient insights.

•

Grow and leverage our investment in beverage and hemp-based food. Within the U.S., our strategic acquisitions of beverage businesses are the cornerstone of our longer-term U.S. strategy and an important step towards achieving our vision to lead as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection. This diversification strategy not only provides us with a platform and infrastructure to enable us to access the U.S. market more quickly in the event of federal legalization, but also in advance of any federal legalization, a purposefully-built platform where we are focused on leading the beer, beverage and spirits segments, including building our ever-growing beverage portfolio by bringing new consumers into the segment, focusing on new product development and driving innovation that delights our consumers while expanding brand awareness. In March 2026, Tilray completed a series of acquisitions of certain business operations and assets from BrewDog plc and its subsidiaries, consisting of brewing and distilling operations, brewpubs and hospitality venues across the United Kingdom, Australia, and the United States as well as the worldwide rights to all of the intellectual property utilized in the business (the “BrewDog Acquisition”). In addition to driving growth in our beverage businesses, we also seek to drive growth in our Tilray Wellness platform, which currently consists of our Manitoba Harvest brand and other hemp-based foods and ingredients products. We are focused on consumer insights and consumer marketing activities, new product development, as well as educating the consumer on the benefits from hemp-based foods. Lastly, in the event of federal legalization in the U.S., we expect to be well-positioned to compete in the U.S. adult-use cannabis market given our portfolio of strong brands and distribution system in addition to our track record of growth in consumer-packaged goods and cannabis products. Until federal legalization, we intend to continue to diversify and grow our businesses while maximizing their profitability.

•

Expand the availability of high quality, consistent medical cannabis products for patients around the world, wherever it is legal. Since 2014, we have seen an increase in the demand for medical cannabis from patients, doctors and governments in conjunction with a shift in the medical community, which is increasingly recognizing medical cannabis as a viable option for the treatment of patients suffering from a variety of health conditions. We are focused on driving the availability of high-quality medical cannabis that is accessible to all who need it. Internationally, we have made significant investments in our operations within Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands, distribution network in Germany with CC Pharma, and end-to-end European Union Good Manufacturing Practices (“EU-GMP”) supply chain, which includes EU-GMP production facilities in Portugal and Germany. We intend to continue to maximize the utilization of our existing assets and investments in connection with the development and execution of our international growth plans, while leveraging our cannabis expertise and well-established medical brands as well as our Canadian brands. Through our well-positioned cultivation facilities in Canada, Portugal and Germany, we intend to fuel the demand for our EU-GMP certified medical grade cannabis internationally. Furthermore, in April 2026, the U.S. Department of Justice issued an order rescheduling FDA‑approved cannabis products and state‑licensed medical cannabis from Schedule I to Schedule III under the Controlled Substances Act. Concurrently, the Drug Enforcement Administration (“DEA”) is conducting an expedited administrative hearing to consider broader rescheduling, which faces legal challenges in the D.C. Circuit Court of Appeals. As a global leader in medical cannabis, we believe we are well-positioned to participate in a federally compliant U.S. medical cannabis market but we are monitoring the regulatory landscape and legal challenges that are ongoing.

•

Optimize and drive efficiencies in our global operations with a relentless focus on cost reduction and cash generation. In each of our pillars, we continuously evaluate our cost structure for efficiencies and synergies and eliminate cost when warranted. In cannabis, our state-of-the-art facilities are among the lowest cost production operations with the capabilities to produce a complete portfolio of form factors and products, including flower, pre-roll, capsules, vapes, edibles and beverages. In beverage, we are focused on integrating our recently acquired craft brands, improving our cost structure and scaling our international BrewDog business. This approach has permitted us to maintain a strong, flexible balance sheet, cash balance and access to capital, which we believe will assist us in accelerating growth and deliver long-term sustainable value for our stockholders.

Acquisitions and Strategic Transactions

In connection with executing our strategy as outlined above, during Fiscal 2026 we completed the following acquisitions and strategic transactions:

Carlsberg. On February 5, 2026, we entered into an exclusive licensing agreement, which commences on January 1, 2027, with the Carlsberg Group, one of the world’s premier brewing organizations and among the largest globally by revenue. Under the terms of the agreement, Tilray has been granted a multi-year license to produce, market, sell and distribute Carlsberg®, Carlsberg Elephant®,1664®, and Kronenbourg 1664 Blanc® branded beers across all channels in the United States, beginning January 1, 2027. The agreement has an initial five-year term, with an automatic renewal for an additional five years subject to performance criteria.

Panama. On October 13, 2025, we entered into a strategic partnership for medical cannabis operations in Panama. Under this partnership, the Company holds a 25% equity interest in Solana Life Group, S. de R.L., a Panamanian entity. The joint venture is engaged in the importation, distribution, and commercialization of medical cannabis products in Panama. During the fiscal year ended May 31, 2026, there were no transactions with this entity.

BrewDog. Between March and April 2026, Tilray completed the BrewDog Acquisition. As the only global craft beer brand, the BrewDog Acquisition served to transform our beverage platform from a U.S. platform to a global platform and provided us with the international presence, team and capabilities to support the broader distribution of our U.S. beverage brands across key international markets, all in line with our previously disclosed ambition.

Lyphe. On April 15 2026, Tilray acquired the Lyphe Group, a UK-based medical cannabis clinic and digital pharmacy platform (“Lyphe”). Through Lyphe’s online clinic and pharmacy platform, we will seek to enhance access to medical cannabis while accelerating its existing capabilities in dispensing traditional prescription medicines, creating a seamless, digitally enabled patient experience.

Reportable Segments

Our business consists of four reporting segments, which are defined by the industry in which we compete, target consumers, route to market, and margins. This enables us to track and measure our performance and build processes for repeatable success in each of these categories. Our defined reporting segments align with how our Chief Operating Decision Maker (“CODM”), our CEO and Chairman of the Board, evaluates and manages our business, including resource allocation and performance assessment. We report our operating results in four reportable segments:

•	Beverage – Production, marketing and sale of beverages.

•	Cannabis – Cultivation, production, distribution and sale of both medical and adult-use cannabis products.

•	Distribution – Purchase, resale and distribution of pharmaceutical and wellness products.

•	Wellness – Production, marketing and distribution of hemp-based food and other wellness products.

Net revenue in these four reportable business segments, and the year-over-year comparison, is as follows:

	Year Ended	% of Total	Year Ended	% of Total	Year Ended	% of Total
(In thousands of U.S. dollars)	May 31, 2026	Revenue	May 31, 2025	Revenue	May 31, 2024	Revenue
Beverage business	253,976	28%	240,595	29%	202,094	25%
Cannabis business	268,342	29%	249,001	30%	272,798	35%
Distribution business	327,244	36%	271,228	33%	258,740	33%
Wellness business	65,892	7%	60,485	8%	55,310	7%
Total net revenue	915,454	100%	821,309	100%	788,942	100%

Net revenue in these four reportable business segments as reported in constant currency1, and the year-over-year comparison, is as follows:

	Year Ended		Year Ended
	May 31, 2026		May 31, 2025
(In thousands of U.S. dollars)	as reported in constant currency	% of Total Revenue	as reported in constant currency	% of Total Revenue
Beverage business	252,893	29%	240,595	29%
Cannabis business	260,773	30%	249,001	30%
Distribution business	304,728	34%	271,228	33%
Wellness business	65,510	7%	60,485	8%
Total net revenue	883,904	100%	821,309	100%

Revenue from our cannabis operations from the following sales channels and the year-over-year comparison is as follows:

	Year Ended	% of Total	Year Ended	% of Total	Year Ended	% of Total
(In thousands of U.S. dollars)	May 31, 2026	Revenue	May 31, 2025	Revenue	May 31, 2024	Revenue
Revenue from Canadian medical cannabis	23,726	9%	24,998	10%	25,211	9%
Revenue from Canadian adult-use cannabis	236,352	87%	224,048	91%	266,846	98%
Revenue from wholesale cannabis	7,318	3%	18,207	7%	25,340	9%
Revenue from international cannabis	84,910	32%	63,356	25%	53,295	20%
Less excise taxes	(83,964)	(31)%	(81,608)	(33)%	(97,894)	(36)%
Total	268,342	100%	249,001	100%	272,798	100%

Revenue from our cannabis operations from the following sales channels as reported in constant currency1 and the year-over-year comparison is as follows:

	Year Ended		Year Ended
	May 31, 2026		May 31, 2025
(In thousands of U.S. dollars)	as reported in constant currency	% of Total Revenue	as reported in constant currency	% of Total Revenue
Revenue from Canadian medical cannabis	23,505	9%	24,998	10%
Revenue from Canadian adult-use cannabis	234,365	90%	224,048	91%
Revenue from wholesale cannabis	7,295	3%	18,207	7%
Revenue from international cannabis	78,899	30%	63,356	25%
Less excise taxes	(83,291)	(32)%	(81,608)	(33)%
Total	260,773	100%	249,001	100%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” for a discussion of these Non-GAAP Measures.

Beverage Segment

Our Brands and Products

We are a major player in the craft beverage industry with our portfolio of beloved brands and innovative products, placing us as the 4th largest craft brewer in the United States according to the Brewers Association 2025 U.S. Craft Brewing Industry Figures Report. During our fiscal year ended May 31, 2026, our beverage alcohol products were predominantly sold in the United States, with limited offerings in Canada and other international markets. The BrewDog Acquisition served to expand our beverage business into various international markets given its position as a leading craft beer brand in the United Kingdom and other international markets. The Company also participates in the craft spirits industry through Breckenridge Distillery, which was founded in 2008 in Breckenridge, Colorado, and has expanded its award-winning bourbon whiskey collection and innovative craft spirits portfolio to be distributed in all 50 states, in addition to operating two tasting rooms/retail shops and a world class restaurant.

Our beverage brands include:

•	Alpine – An award-winning craft brand founded in 1999, Alpine is rated a top 50 brand in the United States with highly-rated favorites including Nelson IPA, Duet IPA and Infinite Haze.

•

Blue Point – Founded in 1998, Blue Point Brewing Company has grown into one of the largest breweries in New York State, offering a lineup of quality lagers and innovative craft beers. Its product portfolio includes Toasted Lager, Long Island Light, Imperial Sunshine, Magic Hour IPA, Hoptical Illusion as well as a rotating line of Innovation Beers. Blue Point has won numerous awards over the years that highlight the quality of innovation at forums such as the World Beer Cup, the Great American Beer Festival, the New York Craft Beer Competition, the Australian International Beer Awards, and the Atlantic City Beer Festival.

•

Breckenridge Brewery – Since its doors opened in 1990 in the ski town of Breckenridge, Colorado, the Breckenridge brand has grown into one of the most recognized craft breweries in the U.S. Today. Breckenridge Brewery has three locations to visit – the original brewpub in Breckenridge, its renowned Farm House restaurant in Littleton, CO, outside Denver, and our newest location in Fort Collins, CO. With a focus on balanced, approachable, and interesting beers, the brand’s portfolio includes Avalanche Amber Ale, Palisade Peach Wheat, Juice Drop Hazy IPA, Funslinger Lager, Vanilla Porter, Juice Drop Imperial Hazy IPA, Cerveza, Nitro Irish Stout, and Christmas Ale (seasonal).

•

Breckenridge Distillery – A highly sought-after and award-winning brand widely known for its blended bourbon whiskey and its collection of artisanal spirits including vodka and gin that brings to life the best that Colorado has to offer. Breckenridge continues to be one of the most awarded craft distilleries in the U.S.

•

BrewDog – Founded in 2007 in Scotland, BrewDog has grown into one of the most recognizable craft beer brands globally, known for its bold, hop-forward styles and distinctive branding. Today, BrewDog operates in the United Kingdom, Europe, and the United States, Australia and the Middle East with an established presence in pubs, bars, retail, and on-trade channels. With a focus on flavor-driven, innovative craft beer, the brand’s core portfolio includes flagship offerings such as Punk IPA, Blackheart, Wingman, Elvis Juice Grapefruit IPA, Hazy Jane, and Lost Lager, alongside a rotating range of seasonal, limited-edition, and non-alcoholic products.

•

Green Flash – An award-winning craft brand founded in 2002 to bring fresh ideas and a sense of adventure to craft beer. Green Flash delivers an eclectic lineup of specialty craft beers and distributes them throughout the west. Our staple brand, West Coast IPA, as well as our newly launched Hazy West Coast IPA, continue to excite consumers across the west coast.

•

Hop Valley – Hop Valley Brewing Co. was founded in 2009 with the mission to create high-quality craft beers that push the boundaries of flavor and innovation. Based in Oregon, Hop Valley Brewing’s award-winning beers are known for their creative approach and commitment to using the finest ingredients.

•

Montauk Brewing Company – As the #1 craft brewer in Metro New York, Montauk Brewing Company is well-known for its easy-drinking product portfolio, its home on the Eastern end of Long Island, and premium price point. Wave Chaser IPA is a staple of Montauk Brewing and has expanded into Surf Beer, a Golden Ale, Tropical IPA, Juicy IPA and most recently NA IPA, a non-alcoholic offering. Montauk Brewing’s brand reach has predominantly been in New York City, Long Island, and northern New Jersey, but has now been expanded into Connecticut, Rhode Island, Upstate New York, Pennsylvania and the remainder of New Jersey.

•

Redhook Brewery – Founded in Seattle, Washington, the Redhook brand is one of the nation’s original craft beers, crafting better beer since 1981. Four decades later, one thing has never changed—Redhook is still brewing great beers. Its award-winning beers include Big Ballard Imperial IPA, ESB, and Long Hammer IPA.

•

Revolver – Founded in Granbury, Texas, the Revolver brand has built its reputation on pushing boundaries while staying true to its roots. With the flagship offering of Blood & Honey, Revolver continues to craft beers that embody Texas tradition with a modern twist.

•

Shock Top – An award winning traditional Belgian-style wheat ale that was originally introduced in 2006 as a seasonal offering. After taking home the gold medal at the North American Beer Awards in the Belgian White category, it became a year-round offering. Shock Top Belgian White is a spiced wheat ale brewed with coriander spice and the peels of three different citrus fruits: orange, lemon, and lime. This uniquely crafted ale is unfiltered to create a naturally cloudy brew with a light golden color and a smooth, refreshing finish. In addition to it’s flagship Belgian White, Shock Top has a compelling seasonal lineup, including fan favorite Twisted Pretzel Wheat, as well as a newly introduced year-round extension, Shock Top High Voltage, a 9.6% imperial wheat ale.

•

SweetWater – A craft brand with an award-winning lineup of year-round, seasonal and specialty beers under a portfolio of brands closely aligned with a cannabis lifestyle, which include the flagship 420 Extra Pale Ale, a strong supporting IPA portfolio, including newly released Day Trip IPA and Big Trip Double IPA, and various supporting legacy beers. We believe the SweetWater product offerings resonate with consumers that want to drink flavorful and refreshing products. We also continue to be innovative with our 420 Strain G13 IPA, which plays a critical role in our portfolio and resonates as a cannabis lifestyle brand. SweetWater’s G13 IPA uses plant-based terpenes and natural hemp flavors that, when combined with select hops, emulate the flavors and aromas of popular cannabis strains to appeal to a loyal consumer base.

•

Terrapin – Terrapin Beer Co. began with the ambition to create distinctive craft beers and officially launched in April 2002, introducing its inaugural brew, Rye Pale Ale, in Athens, GA. Within six months, Terrapin Beer achieved significant recognition by securing its first Gold Medal at the Great American Beer Festival in Denver. Terrapin’s flagship brand, Hopsecutioner IPA, is supported by a robust IPA portfolio and a rotating line of seasonals. Terrapin Beer Co. has a sustainability initiative called Terraprint, which aims to reduce the environmental impact of its operations. This includes minimizing waste, conserving water, and promoting recycling to ensure responsible and sustainable growth.

•

Widmer – Founded in Portland, Oregon in 1984, Widmer Brothers is one of the largest craft brands in the Pacific Northwest. In 1986, Widmer Brothers introduced its Hefe beer, an American variant on the traditional Hefeweizen, which spread widely across the country. In the 2023 Best of Craft Beer Awards, Hefe won Gold in the American Wheat category and Widmer Brothers was awarded “Large Brewery of the Year”. Its award-winning beers include Hefe, Drop Top Amber, and Deadlift Imperial IPA.

•

10 Barrel – Founded in 2006 in Bend, Oregon, 10 Barrel Brewing Company is one of the most acclaimed breweries in the U.S., and consistently a top medal winner at the Oregon Beer Awards. Its products include Apocalypse IPA, Cloud Mentality, All Ways Down, Money Cat, Pub Beer, and Cucumber Crush. 10 Barrel took home three Gold and one Silver medal at the 2023 World Beer Cup.

Our Operations

In the U.S., we have an extensive brewery network with diverse capacities and capabilities across the country, responsible for producing 99% of a variety of year-round and seasonal specialty craft brews under our 18 craft beverage brands. Specifically, we have 7 production facilities across the U.S.: Atlanta, GA, Athens, GA, Portland, OR, Bend, OR, Littleton, CO, Patchogue, NY, and Columbus, OH, and through the continued expansion of our operational footprint, we have also broadened our production capabilities to include ciders, fermented malted beverages (“FMBs”), ready-to-drink (“RTDs”), non-alcoholic and functional beverages. Our operational footprint is supplemented by our 18 owned vibrant brewpubs including a flagship BrewDog multi‑level brewpub located on the Las Vegas Strip and our BrewDog DogHouse hotel located in Columbus, OH. Our BrewDog brand is also supported by a franchised brewpub in Denver, CO and a licensed location in the Columbus, OH airport. In addition to our extensive brewer network, we also own Breckenridge Distillery, the world’s highest distillery, located in Breckenridge, Colorado, where our award-winning craft spirits are produced, together with our Breckenridge restaurant and tasting room.

In the U.K., following the BrewDog acquisition, we operate a scaled brewing and hospitality platform anchored by a leading craft beer brand with strong consumer recognition. Our operations include a flagship brewing facility located in Ellon, Scotland, as well as a network of pubs and hospitality venues across the United Kingdom, Ireland and Australia, including 19 owned and 16 franchised pubs as well as two hotels. These assets include established on‑premise locations and a direct‑to‑consumer bar network, which support brand engagement and retail sales. Through the acquisition, we also obtained the BrewDog brand and related intellectual property, enhancing our international brewing presence, expanding production capacity, and enabling the broader distribution of both BrewDog and Tilray beverage brands across key markets.

Distribution

In the U.S., as required by the regulatory environment, the Company’s sales are predominantly made to a network of over 900 wholesalers in the United States. The distributors sell our products to retailers, such as grocery stores, club stores, convenience stores, liquor stores, bars, restaurants, stadiums and other traditional and e-commerce retail outlets, where the products are sold to consumers. Tilray’s beverage portfolio is distributed in all 50 states, with brand strongholds in the Pacific Northwest, Southwest, Southeast, Midwest and Northeast. Our distribution points include nearly 50,000 off-premises retail locations ranging from independent bottle shops to national chains. Additionally, the Company’s significant on-premises business allows consumers to enjoy its brands in more than 30,000 restaurants and bars.

In the U.K., BrewDog is widely distributed through a diversified route-to-market strategy that includes company-operated and franchised pubs, e-commerce channels, relationships with major retail customers, and sales through wholesale and on-premise partners. This approach provides broad consumer connection and access across both retail and hospitality channels, supporting BrewDog’s position as a leading craft beer brand in the U.K. market. We are also leveraging this extensive distribution network to distribute several of our U.S.-based beverage brands throughout the U.K. in line with our strategic rationale for the BrewDog Acquisition.

In addition to our traditional distribution footprint, our brands can be found in airports and sports venues across the U.S. with branded taprooms in the Long Island MacArthur Airport in Long Island, New York, Hartsfield-Jackson Atlanta International Airport, Denver International Airport, and Columbus Airport. We have also entered into partnerships with the New York Mets, Colorado Avalanche, Atlanta United, University of Florida, the Portland Timbers, University of Colorado, University of Denver, the University of Missouri and University of Oregon among others. Our brands can also be found aboard Delta Air Lines flights nationwide and internationally as well as on JetBlue and British Airways. Following the BrewDog Acquisition, the Company has expanded its brand reach through additional U.K.-based sports and entertainment partnerships, including naming rights to St Helens R.F.C. and designation as the official beer partner of West Ham United.

Consistent with our craft beer distribution strategy, our craft spirit brands from Breckenridge Distillery are distributed in all 50 states, and in two on-premise tasting and retail store locations. In addition to our traditional distribution, network, we also leverage partnerships with sports venues with Breckenridge Distillery being the official bourbon and vodka sponsor of the Denver Broncos. Outside of the U.S., Breckenridge is distributed globally in over 20 different countries, with the intention of further expanding our international distribution.

Regulatory Environment

Beverages in the United States

The beverage alcohol industry in the United States is regulated by federal, state and local governments. These regulations govern the production, sale, marketing and distribution of alcohol beverages, including permitting, licensing, marketing and advertising. To operate our production facilities and hospitality businesses, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including but not limited to, the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”), the FDA, state alcohol regulatory agencies and state and federal environmental agencies. Our brewery and distillery operations are subject to audit and inspection by the TTB and the local regulatory agencies at any time.

In addition, the alcohol industry is subject to substantial federal and state excise taxes. Excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals.

Beverages in the United Kingdom

The beverage alcohol industry in the United Kingdom is regulated by national and local governmental authorities. These regulations govern the production, sale, distribution, marketing, and advertising of alcoholic beverages, as well as licensing, food safety, labeling, environmental compliance, and public health requirements. To operate our brewing, packaging, retail, and hospitality businesses, we are required to obtain and maintain various licenses, permits, registrations, and approvals from applicable regulatory authorities. Our operations are subject to periodic inspections, audits, and reviews by regulatory agencies to ensure compliance with applicable laws and regulations.

In addition, the beverage alcohol industry in the United Kingdom is subject to excise duties and value added tax (“VAT”). Excise duties on alcoholic beverages are determined by the U.K. government and may be increased from time to time. Changes in excise duty rates, tax policies, or other regulatory requirements could adversely affect consumer demand, operating costs, and the financial performance of our beverage business.

Beverages in Australia

The beverage alcohol industry in Australia is regulated by federal, state, and territorial governments. These regulations govern the importation, sale, distribution, marketing, advertising, and labeling of alcoholic beverages, as well as licensing, food safety, and environmental compliance requirements. Our beverage operations in Australia are required to comply with applicable laws and regulations and are subject to oversight by various regulatory authorities.

In addition, the beverage alcohol industry in Australia is subject to excise duties, customs duties on certain imported products, and other applicable taxes. Excise duty rates and other taxation policies may be modified by the Australian government from time to time. Changes in excise duties, tax rates, or other regulatory requirements could adversely affect consumer demand, operating costs, and the financial performance of our beverage business.

Competitive Conditions

Beverage Markets

In the U.S., we compete in the craft beer and spirits industries, as well as in the much larger beverage alcohol market, which encompasses domestic and imported beers, flavored alcoholic beverages, spirits, hard ciders, ready to drink beverages (“RTDs”), fermented malt-based beverages (“FMBs”) and hard seltzers. With the proliferation of participants and offerings in the wider beverage market and within the craft beer and craft spirits segments, we face significant competition. Our products are not the primary brands in our distributors’ portfolios. Therefore, in addition to competing with other beverage products for share of consumers, we also compete with other beverage companies for a share of the distributor’s attention, time and selling efforts. In some states, our contracts with distributors may be impacted by laws that restrict our ability to terminate the relationship. On a macro level, consumer reports indicate that consumers are drinking less beverage alcohol products for various reasons, including economic pressures, the proliferation of GLP-1 drugs and wellness concerns.

In the U.K., we compete in the highly competitive beer market, which includes international brewers, national brewers, regional brewers, and a large number of independent craft brewers. The U.K. beverage alcohol market continues to evolve as consumers seek greater product variety, premium offerings, alcohol moderation options, and differentiated brand experiences. In addition, the industry has experienced cost pressures from inflation, higher input costs, increased labor expenses, and changes in consumer spending patterns, which have intensified competition across both the retail and hospitality channels. Through BrewDog’s established brand portfolio, company-owned bar network, retail presence, and e-commerce platform, we believe we are well positioned to compete within the U.K. beverage market.

Cannabis Segment

Our Brands and Products

Our Medical Cannabis Brands

We were among the first companies to be permitted to cultivate and sell legal medical cannabis. To date, we have supplied high-quality medical cannabis products to patients in over 20 countries spanning five continents through our global subsidiaries, and through agreements with established pharmaceutical distributors. Tilray Medical is dedicated to transforming lives and fostering dignity for patients in need through safe and reliable access to a global portfolio of medical cannabis brands. In Canada, we supply medical cannabis to patients under the Tilray, Aphria, Broken Coast, and Symbios brands. Outside of North America, we supply medical cannabis products to patients under the Tilray Medical, Broken Coast, Redecan, Good Supply, ARX and Navcora brands. Tilray grew from being one of the first companies to become an approved licensed producer of medical cannabis in Canada to building among the first EU-GMP certified cannabis production facilities in Portugal and Germany. Today, Tilray Medical is one of the largest suppliers of medical cannabis to patients, physicians, hospitals, pharmacies, researchers and governments in countries spanning across five continents. Our medical cannabis brands consist of:

•

Tilray Medical - The Tilray Medical brand was designed for prescribers and patients in the global medical market and is well-known for offering a wide range of consistent high-quality, pharmaceutical-grade medical cannabis and cannabinoid-based products. We believe patients and prescribers choose the Tilray Medical brand because of the trust they have in our rigorous quality standards and our science-based approach to our medical-grade products.

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

•	Symbios - Launched in 2021, Symbios was developed to provide Canadian patients with a broader spectrum of formats and unique cannabinoid ratios at a more approachable price point.

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

•

ARX – ARX is a premium, German‑grown medical cannabis brand built on the belief that patients deserve consistent, high‑quality products. It brings together Canadian craft expertise and genetics with precise, controlled cultivation in Germany to raise the standard of medical cannabis.

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

Original Stash	Keep it real with Original Stash – staying true to the essence of the cannabis culture. Crafted with care and priced just right, our high-quality weed embodies the OG spirit. It's all about enjoying the pure thrill of toking without draining your wallet. No fuss, just quality bud.
MAINSTREAM BRANDS
Redecan	Quality cannabis starts with how it’s made. No shortcuts, no excuses. Redecan was founded on the belief in quality at every stage. With a purpose-built facility and hand-trimmed buds, Redecan delivers on its promise of excellence.
PORTAL	Tilray’s newest cannabis brand engineered specifically for seasoned, high-tolerance consumers seeking uncompromising potency, consistency, and performance. PORTAL is built around liquid diamonds, the highest potency THC-dominant cannabis concentrate, along with diamond coated flower and precision formulation. Together, these elements deliver uncompromising performance paired with a bold, sci-fi inspired identity that feels powerful, modern, and intentionally different. Designed as a ritual rather than a novelty, PORTAL is engineered for consumers who live comfortably at higher tolerances and expect consistency, intensity, and reliability every time.
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

HEXO	Experience the essence of Quebec with HEXO's greenhouse-grown cannabis. Cultivated amidst the landscapes of Quebec, our buds embody the region's rich heritage and natural beauty.
Solei	Intentionally elevate your mind and body with Solei. With thoughtfully designed cannabis products, you can curate sensorial experiences based on what you need, when you need it, entirely on your terms. Let us be your well-being guide in innovative formats, featuring varied and rare cannabinoids, curated to allow you to easily fine-tune your wellness routines.
XMG	XMG is the #1 cannabis beverage brand in Canada focused on delivering high intensity and full flavor. Every beverage is maxed out at 10mg of nano-emulsified THC for a powerful and fast-acting experience. XMG is bold and unapologetic – our mission is to be straight-up, bold, and rebellious in creating beverages that are unique, intense, and fun. With multiple product lines ranging from XMG+, with naturally occurring caffeine, to XMG Zero, with zero calories and zero sugar, and a range of flavors across nostalgic sodas and refreshing fruit flavors, there’s something for everyone and every occasion. Building on this success, we have extended the XMG brand into edibles, bringing the same unique, intense, and fun brand elements to the category.
Mollo	Mollo was one of the first cannabis-infused beverages launched in the Canadian market and has grown to be the #2 cannabis beverage brand in Canada. Mollo is dedicated to crafting beverages for every social occasion and to offer Canadians healthier alternatives to alcohol-based beverages. Mollo is inviting, easygoing, and confident in helping consumers slow down and take it all in where chilling and connecting are the focus. Mollo 10 continues to be the top beer-analogue cannabis-infused beverage in the market, and Mollo has launched Ciders and Seltzers so that Canadians can have a variety of non-alcoholic options for every season and celebration.

Chowie Wowie	At Chowie Wowie, we think edibles should be fun, safe, tasty and consistent – and most importantly, enjoyed with friends. That’s why we make delicious edibles portioned for super shareability with consistent and reliable dosing. So, whether you’re looking for a fruity explosion of gummy deliciousness or a buttery-smooth chocolate indulgence, we’ve got something right for you and your friends.
PREMIUM BRANDS
Broken Coast	Broken Coast is a heritage cannabis brand widely recognized for setting the standard for craft cannabis in Canada. We are relentlessly dedicated to producing the ultimate expression of craft cannabis by using proprietary growing practices in bespoke growing conditions for each cultivar that we diligently pheno-hunt. This means all our craft cannabis is grown indoors in small-batch, strain-specific rooms, then is slowly hang cured before being hand trimmed.

Our Operations

Through our cannabis reporting segment, we have invested in state-of-the-art facilities and infrastructure, and we believe that we maintain some of the highest-quality, lowest cost cannabis production operations in Canada, with the scale and distribution network that differentiates us from our competitors in the industry. We also made significant investments in our operations within Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands, distribution network in Germany, and end-to-end European Union Good Manufacturing Practices (“EU-GMP”) supply chain, which includes EU-GMP production facilities in Portugal and Germany. During the course of our fiscal year ended May 31, 2026, we invested in upgrading the quality and consistency of our flower production in both our Cantanhede, Portugal and Neumunster, Germany facilities, which included importing some of our most desired cultivars from our Canadian operations and improving our cultivation and post-harvest processes to improve upon our yields, potencies and the overall quality of our medical flowers. We also began to import cannabis flowers from our Canadian operations in order to provide our patients with a broad and differentiated portfolio. We seek to continue to invest in the expansion of our global supply chain to address the unmet needs of patients around the world.

We currently maintain key international operations in Portugal, Germany, Poland, Italy, United Kingdom, Luxembourg, Australia and New Zealand. While these markets are still in various stages of development, and the regulatory environment around them is either newly formed or still being formed, we are uniquely positioned to bring the knowledge and expertise gained in Canada and leverage our operational footprint in order to generate profitable growth in these geographies.

On April 15, 2026, Tilray acquired the Lyphe Group, a UK-based medical cannabis clinic and digital pharmacy platform. The addition of Lyphe strengthens Tilray’s vertically integrated medical ecosystem by combining clinical services, patient access, and pharmaceutical distribution. Through Lyphe’s online clinic and pharmacy platform, Tilray will seek to enhance access to medical cannabis, while accelerating its existing capabilities in dispensing traditional prescription medicines, creating a seamless, digitally enabled patient experience.

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

Canadian Medical Market

In Canada, Tilray Medical operates a direct to patient distribution model and online platform for patients to effectively and efficiently manage the process of registering and ordering medical products from Tilray Medical’s full portfolio of medical brands including Tilray, Aphria, Broken Coast, Symbios, and select adult-use brands. In Canada, Tilray has also partnered with a number of third-party licensed producers to carry a wider array of product offerings, specifically edibles, inhalers, and CBD vapes, through its medical platform to better serve the interests of our patients.

International Medical Markets

Tilray Medical currently offers broad access to medical cannabis products in legal medical markets across Europe, Australia and Latin America. Through our various distribution subsidiaries and partnerships with distributors, our medical products are available to patients on 5 continents, which include the following international distribution channels:

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

•

In Panama, Tilray has entered into a joint venture with Top Tech Global Inc, creating Solana Life Group, that has received a medical cannabis license issued by the National Directorate of Pharmacy and Drugs in Panama authorizing the cultivation, manufacturing, import, export, distribution and sale of medical cannabis in the country.

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

We also intend to expand our capabilities outside of saleable flower, as our quality of extraction processes continue to grow. We plan to be selective in choosing partners, with the intent to secure supply agreements to further optimize and drive efficiency within our supply chain and operations. While we intend to pursue wholesale sales channels as part of our growth strategies in Canada, these sales will continue to be used to aid in balancing inventory levels.

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

European Union Medical Use

Each country within the European Union (“EU”) has its own laws and regulations relating to medical and adult-use cannabis, with most countries only permitting the use of medical cannabis and then to varying degrees. Countries within the EU are at different stages of legalization of medical and adult-use cannabis as some countries have expressed a clear political ambition to legalize adult-use cannabis (Portugal and Luxembourg), some are engaging in an experiment for adult-use (Germany, Netherlands and Switzerland), following the medical legalization in Malta in 2021, in Germany in 2024 and in the Czech Republic in 2026. France is debating regulations for cannabinoid-based medicine and Spain was the last country legalizing medical cannabis in the EU in October 2025.

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

As of May 31, 2026, Health Canada has issued approximately 1,000 active licenses to cannabis cultivators, processors and sellers. Health Canada licenses are limited to individual properties. As such, if a licensed producer seeks to commence production at a new site, it must apply to Health Canada for a new license. As of May 31, 2026, approximately 3,700 authorized retail cannabis stores have opened across Canada. As demand for legal cannabis increases and the number of authorized retail distribution points increases, we believe new competitors are likely to enter the Canadian cannabis market. Nevertheless, we believe our brand recognition combined with the quality, consistency, and variety of cannabis products we offer will allow us to maintain a prominent position in the Canadian adult use and medical markets.

Competition is also based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service.

Internationally, cannabis companies are limited to those countries which have adopted a drug policy that has legalized various aspects of the cultivation, distribution, sale or use of medical cannabis. These disparate frameworks previously have created a barrier to entry for competitors. While navigating these regulatory frameworks remains challenging, we continue to observe more entrants into various markets, especially Germany and Australia and have resultantly experienced increased price compression.

We expect more countries to pass regulation allowing for the use of medical and/or recreational cannabis. While expansion of the global cannabis market will provide more opportunities to grow our international business, we also expect to experience increased global competition.

Distribution Segment

Our Business

CC Pharma GmbH (“CC Pharma”) founded in 1999, is one of the leading pharmaceutical importers in Germany. For more than 25 years, CC Pharma has specialized in the re-importation and parallel importation of European pharmaceuticals, providing branded medicines to the German healthcare market on a more cost-effective basis. Through these activities, CC Pharma supports the socially and economically responsible supply of medicines and contributes to reducing medicinal product costs within the German healthcare system. CC Pharma also supports our medical cannabis business in Germany by providing packaging, order fulfillment, customer service, warehousing, and logistics services.

Our Customers and Product Lines

Our customers include public pharmacies, hospital pharmacies, and specialized pharmacies as well as pharmaceutical wholesalers. Distributing roughly 1,200 product lines, we offer a wide range of medicinal productions for different indications, including anti-rheumatic, oncology, and HIV prescription drugs.

As one of the leading pharmaceutical importers, we have leveraged our core expertise and years of experience in the import business to import high-quality, medical cannabis products for supply to pharmacies and pharmaceutical wholesalers. We also bring experience in the pharmacy market, especially in the areas of infrastructure, international logistics, distribution and regulatory requirements.

Regulatory Environment

Stringent quality control and assurance are a top priority at CC Pharma. The basis of our quality management is the legal regulations, especially the GDP and GMP guidelines. We use the latest technological means and qualified personnel to continuously improve our company processes.

Wellness Segment

Our Brands and Products

Our Tilray Wellness segment primarily consists of the Manitoba Harvest branded hemp-based food business, which develops, manufactures, markets and distributes a diverse portfolio of hemp-based food, super seeds, and wellness products under various brands, which include Manitoba Harvest and Just Hemp Foods. Manitoba Harvest products are sold in major retailers across the U.S. and Canada. Tilray Wellness also engages in business-to-business ingredient sales of hemp and other seeds. Tilray Wellness also manufactures, markets, and distributes wellness beverages, including HiBall Energy. HiBall Energy was acquired through Craft Acquisition I and is made with zero sugar, zero calories, and organic caffeine. HiBall’s products are all crafted with a proprietary energy blend, consisting of caffeine, guarana, and ginseng.

Our Operations

In our Wellness segment, we own two BRC accredited facilities located in Manitoba, Canada that are dedicated to hemp processing and packaging Manitoba Harvest, Just Hemp Foods and private label products including hulled hemp seeds, hemp oil, and hemp protein.

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

Regulatory Environment

United States Regulation of Hemp-Based CBD & THC

Hemp products are subject to state and federal regulation with respect to the production, distribution and sale of products intended for human ingestion or topical application. Hemp is categorized as Cannabis sativa L., a subspecies of the cannabis genus. Numerous unique, chemical compounds are extractable from Hemp, including CBD and THC. Hemp, as defined in the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), is distinguishable from marijuana, which also comes from the Cannabis sativa L. subspecies, by its absence of more than trace amounts (0.3% or less) of the psychoactive compound delta-9 THC. This definition, as currently in effect, is subject to the federal legislative amendment described below.

The 2018 Farm Bill preserves the authority and jurisdiction of the Food and Drug Administration (the “FDA”), under the Food Drug & Cosmetic Act (the “FD&C Act”), to regulate the manufacture, marketing, and sale of food, drugs, dietary supplements, and cosmetics, including products that contain Hemp extracts and derivatives, such as CBD. As a result, the FD&C Act will continue to apply to Hemp-derived food, drugs, dietary supplements, cosmetics, and devices introduced, or prepared for introduction, into interstate commerce. The 2018 Farm Bill has also enabled production of hemp seed in the U.S. and the FDA issued letters of no objection to the GRAS (Generally Recognized as Safe) notifications for hulled hemp seeds, hemp seed protein, and hemp seed oil. As a producer and marketer of Hemp-derived products and hemp seed-derived food products, the Company must comply with the FDA regulations applicable to manufacturing and marketing of certain products, including food, dietary supplements, and cosmetics.

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

On November 12, 2025, Congress enacted, and the President signed, full-year FY2026 agriculture appropriations legislation (P.L. 119-37) that amends the federal definition of hemp under 7 U.S.C. § 1639o. The legislation replaces the prior 0.3% delta-9 THC standard with a “total THC” standard (inclusive of THCA and other THC isomers) and establishes a new ceiling of no more than 0.4 milligrams of total THC per container for finished Hemp-derived products. The amended definition is scheduled to take effect on November 12, 2026, following a one-year transition period, after which Hemp-derived products exceeding these thresholds would be treated as marijuana, and therefore as controlled substances, under federal law. While the Company’s Hemp seed-derived food products—including hulled hemp seeds, hemp oil, and hemp protein—generally contain only negligible amounts of THC and are expected to remain within the amended definition, the legislation could materially affect the broader market for Hemp-derived CBD and THC products, and the Company continues to evaluate its potential impact on certain of its product lines.

Seasonality

Our sales of craft beer and spirits generally reflect a degree of seasonality, with comparatively higher sales in the summer and the winter holiday season. Typically, the demand for cannabis is fairly consistent throughout the calendar year, with an increase in the pre-roll cannabis category in the Canadian adult-use market during the summer months. Additionally, the demand for our hemp-based food and wellness products is fairly consistent throughout the calendar year, with modestly higher demand for certain natural energy during the warmer months. Therefore, the results for any particular quarter may not be indicative of the results to be achieved for the full year.

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

Our commitment to social responsibility is further evident in the various wellness initiatives undertaken by Manitoba Harvest. These include environmental and community support activities for Earth Month, and partnerships with One Tree Planted and Kiss the Ground. Furthermore, we ensure the sustainability of our practices through donations of dated items to Second Harvest and maintaining the Certified Carbon Neutral status for Fresh Hemp Foods. Fresh Hemp Foods has also been a certified B Corp for 12 years, reflecting our dedication to social and environmental performance, accountability, and transparency. Additionally, our product line boasts seven Regenerative Organic Certified (ROC) SKUs, underscoring our commitment to regenerative agriculture and sustainable practices.

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

At Tilray, we recognize that our people are our greatest asset, and we strive to create a workplace that fosters their growth, development, and wellbeing. As of May 31, 2026, we have approximately 3,595 employees worldwide. We consider relations with our employees to be good and have never experienced work stoppages. Aside from certain of our Cantanhede, Portugal and Portland Oregon employees from the initial Craft Brand acquisition, none of our employees are represented by labor unions or are subject to collective bargaining agreements. As is common for most companies doing business in Portugal, we are subject to a government-mandated collective bargaining agreement which grants employees nominal additional benefits beyond those required by the local labor code.

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

We are also required to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in countries and markets outside of Canada in which we operate or to which we export our product, including, in the case of certain countries, the ability to demonstrate compliance with EU-GMP standards. We have received certification of compliance with EU-GMP standards for cultivation and production at Tilray Portugal and Aphria RX in Germany. These GMP certified facilities are subject to extensive ongoing compliance reviews to ensure that we continue to maintain compliance with current GMP standards. There can be no assurance that we will be able to continue to comply with these standards. Additionally, we are in the process of implementing EU-GMP standards at our Quebec cultivation facility and obtaining the related certifications and approvals. There can be no assurance that such certifications, approvals, or licenses will be obtained on a timely basis, or at all. Moreover, future governmental actions in countries where we operate, or import/export products, may limit, delay or altogether restrict the import and/or export of cannabis products.

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

Further, our facilities in Canada and Europe are subject to ongoing inspections by the governing regulatory authority to monitor our compliance with their licensing requirements. Our existing licenses and any new licenses that we may obtain in the future in Canada or other jurisdictions may be revoked or restricted in the event that we are found not to be in compliance. Should we fail to comply with the applicable regulatory requirements or with conditions set out under our licenses, should our licenses not be renewed when required, be renewed on different terms, or be revoked, we may not be able to continue producing or distributing cannabis in Canada or other jurisdictions or to import or export cannabis products. In addition, we may be subject to enforcement proceedings resulting from a failure to comply with applicable regulatory requirements in Canada or other jurisdictions, which could result in damage awards, the suspension, withdrawal or non-renewal of our existing approvals or denial of future approvals, recall of products, the imposition of future operating restrictions on our business or operations or the imposition of fines or other penalties.

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

In the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult-use in a number of states, marijuana remains subject to significant federal regulation under the Controlled Substances Act, or the CSA, and the Controlled Substances Import and Export Act, or the CSIEA. Hemp and marijuana both originate from the Cannabis sativa plant and CBD is a constituent of both. In April 2026, the U.S. Department of Justice and the Drug Enforcement Administration, or DEA, issued an order placing certain FDA-approved marijuana products and certain marijuana products regulated pursuant to qualifying state-issued medical marijuana licenses into Schedule III of the CSA. At the same time, the DEA initiated an administrative process to consider whether marijuana more broadly should be transferred from Schedule I to Schedule III. As of the date of this Form 10-K, that broader rescheduling process remains ongoing, and there can be no assurance regarding its timing, outcome, implementation, scope, or ultimate impact on the cannabis industry.

Pursuant to the 2018 Farm Bill, “hemp,” or cannabis and cannabis derivatives containing no more than 0.3% tetrahydrocannabinol, or THC, on a dry-weight basis, is excluded from the statutory definition of “marijuana” and is therefore not a Schedule I controlled substance under the CSA. However, the federal and state regulatory frameworks applicable to hemp and hemp-derived cannabinoids, including CBD, Delta-8 THC, Delta-9 THC, THCA and other cannabinoids, continue to evolve and may be amended, restricted or otherwise modified in ways that could adversely affect our business.

There can be no assurance that the United States will implement broader federal legalization of cannabis or that any future rescheduling of marijuana will occur. Even if marijuana is ultimately transferred to Schedule III under the CSA, marijuana would remain subject to federal regulation and control, and such action may not result in broader commercial legalization, interstate commerce, expanded market access, changes to banking or securities regulations, or modifications to other federal or state laws affecting cannabis businesses. Any delay, modification, reversal or abandonment of rescheduling efforts, or the adoption of new restrictions applicable to hemp-derived cannabinoids, could adversely affect our business, financial condition, results of operations and prospects.

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

Our cultivation and processing facilities are integral to our business and the licenses issued by applicable regulatory authorities are specific to each of these facilities. Adverse changes or developments affecting these facilities, including, but not limited to, disease or infestation of our crops, a fire, an explosion, a power failure, a natural disaster, extreme weather conditions, water availability, an epidemic, pandemic or other public health crisis, or a material failure of our security infrastructure, could reduce or require us to entirely suspend operations at the affected facilities.

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

Regulations constrain our ability to market and distribute our products in Canada and Europe.

In Canada and Europe, there are significant regulatory restrictions on the marketing, branding, product formats, product composition, packaging, and distribution of adult-use cannabis products. For instance, the CR includes a requirement for health warnings on product packaging, the limited ability to use logos and branding (only one brand name and one brand element per package), restrictions on packaging itself, and restrictions on types and avenues of marketing. Cannabis 2.0 regulations, which govern the production and sale of new classes or forms of cannabis products (including vapes and edibles), impose considerable restrictions on product composition, labeling, and packaging in addition to being subject to similar marketing restrictions as existing form factors.

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

United States regulations relating to cannabinoid products, including CBD, Delta-9 THC, THCA and other cannabinoids, are rapidly evolving, and recent federal and state legislative developments may materially restrict or eliminate certain product categories and adversely affect our business objectives.

Our participation in the market for hemp-derived cannabinoid products, including products containing CBD, Delta-9 THC, THCA and other cannabinoids, and medical cannabis products in the United States and elsewhere may require us to employ novel approaches to existing regulatory pathways. The legal and regulatory framework governing such products continues to evolve at the federal, state and local levels, and regulators may adopt interpretations, requirements or enforcement positions that differ significantly from industry expectations. We cannot predict whether future legislation, regulations, agency guidance or enforcement priorities will support, restrict or prohibit the manufacturing, distribution, marketing or sale of hemp-derived cannabinoid products. The adoption of new regulatory requirements or the expansion of enforcement activities could require significant operational changes, increase compliance costs, limit product offerings, or adversely affect our ability to compete in these markets.

The hemp plant and the cannabis/marijuana plant are both part of the same Cannabis sativa species. Although hemp has historically been defined under federal law based primarily on Delta-9 THC concentration, Congress enacted legislation in 2025 that is scheduled to become effective in November 2026 and that materially revises the federal definition of hemp. Among other things, the legislation replaces the prior Delta-9 THC standard with a broader total-THC standard that includes THCA and certain other cannabinoids, imposes strict limits on THC content in finished consumable products and excludes certain synthetic or converted cannabinoids from the federal hemp framework. As a result, numerous hemp-derived cannabinoid products that are currently manufactured, marketed or sold as federally lawful hemp products, including certain Delta-9 THC, THCA and similar products, may no longer qualify as hemp under federal law after the legislation becomes effective.

There can be no assurance that our existing or future products will continue to qualify for sale under applicable federal, state or local laws, or that we will be able to reformulate products, modify manufacturing processes, adjust marketing practices or otherwise adapt our operations in a commercially reasonable manner. Further, the implementation, interpretation and enforcement of the new federal requirements remain uncertain and may be subject to agency rulemaking, administrative action, litigation, judicial review or additional legislative changes. These developments could create operational uncertainty, increase compliance costs, limit market access and adversely affect consumer demand.

In addition, hemp-derived cannabinoid products remain subject to regulation by the FDA as well as state and local authorities. The FDA has previously taken the position that certain products containing CBD or THC may not be marketed as conventional foods, beverages or dietary supplements under certain circumstances and may expand or modify its enforcement activities in the future. State and local governments have adopted, and continue to adopt, widely varying requirements governing the cultivation, manufacture, distribution, sale, labeling, marketing and possession of hemp-derived cannabinoid products. Such requirements may include product registration obligations, potency limitations, age restrictions, testing requirements, licensing requirements, channel-of-trade restrictions or outright prohibitions on certain products or cannabinoids. Compliance with these evolving requirements may be costly and burdensome and may require us to discontinue, reformulate or restrict the distribution of certain products.

The regulation of hemp-derived cannabinoid products in the United States continues to evolve rapidly, and violations of applicable federal, state or local laws could result in warning letters, product seizures, recalls, fines, penalties, injunctions, license restrictions, administrative sanctions, civil litigation or criminal enforcement actions. Unforeseen regulatory developments, compliance obligations or market restrictions may materially adversely affect our business, financial condition, results of operations and prospects.

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

The completion of our proposed acquisition of BrewDog’s U.S. assets is dependent on receipt of certain regulatory approvals. There can be no assurance that such approvals will be obtained on a timely basis or at all, or that they will not include conditions that could delay or otherwise adversely affect the anticipated benefits of the transaction. In addition, we will be subject to risks commonly associated with integrating acquired businesses, including difficulties integrating operations, systems and controls; challenges in retaining customers; and potential disruptions to ongoing business activities. The integration process of BrewDog’s operations may require significant management attention and financial resources and may not achieve the anticipated synergies or strategic benefits within the expected timeframes. Any of these factors could adversely affect our business, financial condition, and results of operations.

Sweetwater, Breckenridge, Montauk, BrewDog and our other recently-acquired craft beverage brands portfolio each face substantial competition in the beer industry and the broader market for alcoholic beverage products, which could impact our business and financial results.

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

Sweetwater, Breckenridge, Montauk, BrewDog and our other recently-acquired craft beverage brands portfolio are each dependent on distributors to deliver sustained growth and distribute products.

In the United States, each of SweetWater, Breckenridge, Montauk, BrewDog and our other craft brands sells its beverages to independent distributors for distribution to retailers and, ultimately, to consumers. No assurance can be given that SweetWater, Breckenridge, Montauk and our other craft brands will be able to maintain their current distribution networks or secure additional distributors on favorable terms. If existing distribution agreements are terminated, it may not be possible to enter into new distribution agreements on substantially similar terms or to timely put in place replacement distribution agreements, which may result in an impairment to distribution and an increase in the costs of distribution.

Risks Related to Ongoing Litigation Claims

We are subject to litigation, arbitration and demands, which could result in significant liability and costs, and impact our resources and reputation.

Tilray has previously been named as a defendant in multiple class-action cases, including securities litigation claims against its predecessor (Aphria) in the U.S. that remain ongoing. In addition, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against the Company. The types of claims that may be raised in these proceedings include derivative litigation, securities class actions, contractual disputes, product liability, unfair trade practices, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors, shareholders or distributors. Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases.

We are also subject to other litigation and demands relating to business decisions, regulatory and industry changes, supply relationships, data privacy and cybersecurity incidents, product marketing and labeling practices, intellectual property rights, and acquisition, disposition and integration activities. In addition, Tilray and its subsidiaries are involved from time to time in formal and informal investigations, examinations, audits and proceedings conducted by governmental, regulatory and self-regulatory authorities in the jurisdictions in which we operate. Such matters may result in adverse judgments, settlements, fines, penalties, injunctions, consent orders, license restrictions, increased compliance obligations, operational limitations or other forms of relief.

Litigation, investigations and regulatory proceedings are costly, time-consuming and may divert the attention of management and other personnel from the operation of our business. The outcome of legal and regulatory matters is inherently difficult to predict, and our accruals and insurance coverage may prove inadequate to cover actual liabilities. Even where we believe claims lack merit, we may nevertheless incur substantial legal fees, expert costs, settlement expenses and other expenditures. Any adverse determination, settlement or regulatory action could materially adversely affect our business, financial condition, results of operations, cash flows and reputation.

We have incurred, and expect to continue to incur, significant legal, professional and compliance costs associated with the defense, investigation and resolution of these matters. Any adverse judgment, settlement or enforcement action, or the costs of defending such matters, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For more information on our pending legal proceedings, see “Part I, Item 3. Legal Proceedings”.

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

Goodwill, intangible and other long-lived assets comprise a significant portion of our total assets. As of May 31, 2026 our goodwill and intangible assets totaled $752.4 million and $42.8 million, respectively. We test goodwill for impairment annually, while our other long-lived assets, including our finite-lived intangible assets, are tested for impairment when circumstances indicate that the carrying amount may not be recoverable, in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”). A further decrease in our market capitalization or profitability, or unfavorable changes in market, economic or industry conditions could increase the risk of additional impairment. Any resulting additional impairments could have a negative impact on our stock price.

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

Significant interruptions in our access to certain supply chains for key inputs such as raw materials, aluminum, supplies, electricity, water and other utilities may impair our operations.

Our business is dependent on a number of key inputs and their related costs (certain of which are sourced in other countries and on different continents), including raw materials, aluminum, supplies and equipment related to our operations, as well as electricity, water and other utilities. We operate global manufacturing facilities, and have dispersed suppliers and customers. Governments may regulate or restrict the flow of labor or products, and the Company's operations, suppliers, customers and distribution channels could be severely impacted. While we have not experienced any material supply chain disruptions, any significant future governmental-mandated or market-related interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile energy costs could curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by a prolonged power outage.

Our ability to compete is dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts and components. In addition, the invasion of Ukraine by Russia, the hostilities in Iran, and the resulting measures that have been taken, and could be taken in the future, have and may continue to have a negative impact on our costs, including for input materials, energy and transportation.

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

We depend on fast, cost-effective, and efficient courier services to distribute our products to both wholesale and retail customers. Any prolonged disruption of third-party transportation services could have a material adverse effect on our sales volumes or satisfaction with our services. Rising costs associated with third-party transportation services used by us to ship our products may also adversely impact our profitability, and more generally our business, financial condition and results of operations. Further, geopolitical events and regional instability, including in the Middle East, may result in increased freight costs, shipping delays, and supply chain disruptions.

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

We are self-insured for certain losses, which may expose us to significant unexpected costs and adversely affect our financial condition and results of operations.

We self-insure for certain losses, including, but not limited to, employee health, workers’ compensation, property in Canada and other claims. As a result, we may be subject to exposure for claims that are not covered by insurance, and our reserves may not be adequate to cover future losses. If the number or severity of claims increases, we may be required to record additional expenses, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Ownership of Our Securities

The price of our common stock in public markets has experienced and may continue to experience severe volatility and fluctuations.

The market price for our common stock, and the market price of stock of other companies operating in the cannabis industry, has been extremely volatile. For example, during the 2026 fiscal year, the trading price of our common stock ranged between a low sales price of $3.60 and a high sales price of $21.00, which reflects the Reverse Stock Split, which became effective on December 2, 2025. The market price of our common stock may continue to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to us; (iv) the addition or departure of our executive officers or other key personnel; (v) the release or expiration of lock-up or other transfer restrictions on our common stock; (vi) sales or perceived sales, or the expectation of future sales, of our common stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) news reports or social media relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets; and (ix) the increase in the number of retail investors and their participation in social media platforms targeted at speculative investing.

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

Risks Related to our Cryptocurrency Strategy.

Our cryptocurrency strategy faces high risk and uncertainty in light of market volatility and an evolving regulatory landscape.

Our decision to invest in and hold digital assets – including Bitcoin and other cryptocurrencies—as an addition to our treasury management strategy poses considerable risks that could materially harm our operating results and financial condition. The inherent volatility in cryptocurrency markets can lead to rapid and substantial fluctuations in the value of our digital asset holdings; such volatility may force us to liquidate positions at unfavorable prices, thereby significantly impairing our liquidity and overall financial stability.

Moreover, our cryptocurrency strategy is being implemented amid a continuously changing and uncertain regulatory environment. Evolving cryptocurrency regulations and varying interpretations and enforcement policies of existing laws in the United States and internationally may impose new compliance burdens, disrupt our operations, or necessitate significant modifications to our existing business practices. Any adverse regulatory action or delay in clarity could escalate our operational costs, materially harm the value of our digital asset holdings, restrict our flexibility in managing these assets, and damage our reputation with investors and counterparties.

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

The financial reporting obligations of being a public company and maintaining a dual listing on NASDAQ and on the TSX requires significant company resources and management attention.

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

Item 2. Properties.

The following outlines our principal cultivation, manufacturing, storage facilities and brewpubs by reporting segment as of May 31, 2026:

Facility and Primary Use	Location	Reporting Segment	Owned/ Leased	Approximate Square Footage
Canada:
Aphria One (Cannabis Cultivation and Processing)	Leamington, ON	Cannabis	Owned	1,400,000
Aphria Diamond Ltd. (Cannabis Cultivation)	Leamington, ON	Cannabis	Owned[1]	1,500,000
Broken Coast (Cannabis Cultivation)	Nanaimo, BC	Cannabis	Owned	60,000
High Park Holdings (Cannabis 2.0 Processing)	London, ON	Cannabis	Leased	134,000
Manitoba Harvest (Hemp Processing)	Winnipeg, MB	Wellness	Leased	15,000
Manitoba Harvest (Hemp Processing)	St. Agathe, MB	Wellness	Owned	35,000
Hexo Operations Inc. (Cannabis Cultivation and Processing)	Gatineau, QC	Cannabis	Owned	1,292,000
Redecan (Cannabis Cultivation and Processing)	Fenwick, ON	Cannabis	Owned	400,000
Redecan (Cannabis Cultivation and Processing)	Cayuga, ON	Cannabis	Owned[4]	1,644,000

United States:
SweetWater Brewery (Craft Brewery)	Atlanta, GA	Beverage	Owned	158,000
Breckenridge Brewery (Craft Brewery)	Fort Collins, CO	Beverage	Owned	33,000
Breckenridge Distillery (Craft Distillery)	Breckenridge, CO	Beverage	Owned	23,000
Breckenridge Distillery Warehouse (Storage)	Denver, CO	Beverage	Owned	75,000
Montauk Brewing Company (Brewery/Pub facility)	Montauk, NY	Beverage	Leased	4,000
Fort Collins (Warehouse - Inactive)	Fort Collins, CO	N/A	Owned[5]	50,000
Breckenridge Brewery, LLC (Brewery/Pub facility)	Littleton, CO	Beverage	Owned	450,000
Breckenridge Brewery, LLC (Brewpub)	Littleton, CO	Beverage	Owned	2,500
Craft Brew Alliance, Inc. (Craft Brewery)	Portland, OR	Beverage	Owned	82,000
BBI Acquisition Co. (Brewpub)	Breckenridge, CO	Beverage	Leased	8,000
Blue Point Brewing Company, Inc. (Distribution)	Patchogue, NY	Beverage	Leased	54,000
Blue Point Brewing Company, Inc. (Storage)	Patchogue, NY	Beverage	Leased	20,000
10 Barrel Brewing (Brewpub)	Bend, OR	Beverage	Leased	4,000
10 Barrel Brewing, LLC (Brewpub)	Portland, OR	Beverage	Leased	8,000
10 Barrel Brewing, LLC (Storage)	Bend, OR	Beverage	Leased	4,000
10 Barrel Brewing, LLC (Storage)	Bend, OR	Beverage	Leased	1,930
10 Barrel Brewing, LLC (Processing / Pub facility)	Bend, OR	Beverage	Leased	69,000
10 Barrel Brewing, LLC (Craft Brewery)	Bend, OR	Beverage	Leased	25,000
10 Barrel Brewing Idaho, LLC (Brewpub)	Boise, ID	Beverage	Leased	9,000
Redhook (Brewery/Pub facility)	Seattle, WA	Beverage	Leased	13,000
Widmer (Craft Brewery)	Portland, OR	Beverage	Leased	3,000
Terrapin Beer Company, LLC (Brewery/Pub facility)	Athens, GA	Beverage	Owned	100,000
Terrapin Beer Company, LLC (Warehouse / Storage)	Athens, GA	Beverage	Owned	24,000
Terrapin Beer Company, LLC (Processing / Distribution)	Athens, GA	Beverage	Leased	68,000
Atwater Brewing (Brewpub)	Detroit, MI	Beverage	Leased[3]	20,000
Atwater Brewing (Brewpub)	Grand Rapids, MI	Beverage	Leased[3]	6,000
Atwater Brewing (Restaurant / Brewpub)	Grosse Pointe Park, MI	Beverage	Leased[3]	10,000
McKenzie River Brewing Company, LLC (Brewery/Pub facility)	Eugene, OR	Beverage	Owned	150,000
McKenzie River Brewing Company, LLC (Restaurant / Brewpub)	Springfield, OR	Beverage	Leased	20,000
McKenzie River Brewing Company, LLC (Processing / Distribution)	Eugene, OR	Beverage	Leased	32,000
Revolver Brewing Company, LLC (Brewpub)	Grandbury, TX	Beverage	Leased	32,000
BrewDog U.S. (Restaurant / Bar)	New Albany, OH	Beverage	Leased	8,635
BrewDog U.S. (Brewpub)	Cleveland, OH	Beverage	Leased	9,855
BrewDog U.S. (Brewpub / Restaurant)	Las Vegas, NV	Beverage	Leased	30,000
BrewDog U.S. (Restaurant / Bar / Hotel)	Canal Winchester, OH	Beverage	Owned	150,000

International:
Tilray EU Campus and Cultivation Site (Cannabis Cultivation and Processing)	Cantanhede, Portugal	Cannabis	Owned[2]	3,300,000
CC Pharma (Distribution Operations)	Densborn, Germany	Distribution	Owned	70,000
Aphria RX (Cannabis Cultivation)	Neumünster, Germany	Cannabis	Owned	65,000
FL Group Srl (Distribution Operations)	Vado Ligure, Italy	Cannabis	Leased	4,700
ABP (Distribution Operations)	Buenos Aires, Argentina	Distribution	Leased	10,000
Lyphe (Distribution Operations)	Farnborough, United Kingdom	Cannabis	Leased	2,100
Lyphe (Distribution Operations)	Farnborough, United Kingdom	Cannabis	Leased	2,100
BrewDog U.K. (Restaurant / Bar)	Birmingham, United Kingdom	Beverage	Leased	1,400
BrewDog U.K. (Restaurant / Bar / Hotel)	Edinburgh, United Kingdom	Beverage	Leased	25,000
BrewDog U.K. (Restaurant / Bar)	Edinburgh, United Kingdom	Beverage	Leased	4,650
BrewDog U.K. (Restaurant / Bar)	Canary Wharf, United Kingdom	Beverage	Leased	9,600
BrewDog U.K. (Restaurant / Bar)	London, United Kingdom	Beverage	Leased	5,500
BrewDog U.K. (Restaurant / Bar)	London, United Kingdom	Beverage	Leased	8,900
BrewDog U.K. (Restaurant / Bar)	London, United Kingdom	Beverage	Leased	29,000
BrewDog U.K. (Restaurant / Bar)	Manchester, United Kingdom	Beverage	Leased	3,000
BrewDog U.K. (Restaurant / Bar)	London, United Kingdom	Beverage	Leased	5,500
BrewDog U.K. (Warehouse / Distribution)	Motherwell, United Kingdom	Beverage	Leased	127,000
BrewDog U.K. (Restaurant / Bar)	Manchester, United Kingdom	Beverage	Leased	14,600
BrewDog U.K. (Brewpub / office)	Ellon, Scotland	Beverage	Owned	16,000
BrewDog U.K. (Restaurant / Bar)	Aberdeen, United Kingdom	Beverage	Leased	6,600
BrewDog U.K. (Restaurant / Bar)	Bristol, United Kingdom	Beverage	Leased	9,600
BrewDog U.K. (Restaurant / Bar)	Manchester, United Kingdom	Beverage	Leased	15,000
BrewDog U.K. (Restaurant / Bar)	Glasgow, United Kingdom	Beverage	Leased	3,500
BrewDog Australia (Brewpub)	Brisbane, Australia	Beverage	Leased	3,300
BrewDog Australia (Restaurant / Bar)	Brisbane, Australia	Beverage	Leased	1,000
BrewDog Ireland (Brewpub)	Dublin, Ireland	Beverage	Leased	13,000

[1]	Aphria Diamond is a 51% majority-owned subsidiary of Aphria, Inc. Aphria Diamond is a strategic venture with Double Diamond Farms.
[2]	In Cantanhede, Portugal, we own one cultivation and manufacturing location used for medical cannabis as well as land adjacent to the facility for future expansion.
3	We recognize the property as an asset held for sale for the year ended May 31, 2026.
4	This facility is an outdoor growing facility.
5	This facility was sold during the year ended May 31, 2026.

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

Holders

As of July 24, 2026, there were approximately 578,000 holders of record of our common stock.

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

Recent sales of unregistered securities; use of proceeds from registered securities

Each issuance of securities described below, unless otherwise noted, were exempt from registration under Section 4(2) of the Securities Act 1933, as amended (the “Securities Act”), in transactions by an issuer not involving a public offering and no underwriter participated in the offer and sale of the securities issued pursuant to the following issuances, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

On October 9, 2025, we entered into an assignment and assumption agreement with Double Diamond Holdings Ltd. (“DDH”), an Ontario corporation, pursuant to which, among other things, we acquired from DDH a promissory note in the amount of $14.8 million (the “DDH Note”) payable by 1974568 Ontario Limited (“Aphria Diamond”). DDH is a joint venturer with Aphria Inc. (Tilray’s wholly-owned subsidiary) in Aphria Diamond. As consideration for the DDH Note, Tilray issued 861,707 shares of our Common Stock to DDH.

On April 15, 2026, we issued 398,666 shares of our Common Stock, as partial consideration pursuant to that certain share purchase agreement, dated April 15, 2026, by and among the Company, Tilray Holdings, Inc., a wholly-owned subsidiary of the Company, and the sellers party thereto, relating to the Company’s acquisition of the Lyphe Group.

We entered into the following private debt-for-equity exchange transactions (each, an “Exchange Transaction”) with unrelated parties in connection with the Company’s outstanding 5.20% Convertible Senior Notes due June 15, 2027 (“TLRY 27 Notes”) in reliance on the exemption provided by Section 3(a)(9) of the Securities Act:

On June 16, 2025, we entered into an Exchange Transaction pursuant to which we issued 1,259,182 shares of our common stock in exchange for $5.0 million principal amount of TLRY 27 Notes.

Between April 1, 2026 and April 8, 2026, we entered into Exchange Transactions pursuant to which we issued an aggregate of 1,879,696 shares of our Common Stock, in exchange for $12.0 million aggregate principal amount of TLRY 27 Notes.

On June 3, 2026, Tilray entered into an Exchange Transaction pursuant to which we issued an aggregate of 1,214,186 shares of our Common Stock in exchange for $6.0 million aggregate principal amount of TLRY 27 Notes. See Note 30 (Subsequent events) for additional details.

On June 15, 2026, we entered into an Exchange Transaction pursuant to which we issued an aggregate of 1,280,078 shares of our Common Stock in exchange for $6.0 million aggregate principal amount of TLRY 27 Notes. See Note 30 (Subsequent events) for additional details.

On June 24, 2026, we entered into an Exchange Transaction pursuant to which we issued an aggregate of 1,358,263 shares of our Common Stock in exchange for $6.0 million aggregate principal amount of TLRY 27 Notes. See Note 30 (Subsequent events) for additional details.

Stock Performance Graph

The following graph compares the performance of our common stock to the Nasdaq Composite and the Horizons Marijuana Life Sciences Index for the period from May 31, 2021 through May 31, 2026 in comparison to the indicated indexes. The results assume that $100, which was invested on May 31, 2021 in our common stock and each of the indicated indexes.

	May 31,
	2021	2022	2023	2024	2025	2026
Tilray Brands, Inc.	$100.00	$26.44	$9.84	$10.60	$2.51	$3.24
Nasdaq Composite	$100.00	$87.87	$94.08	$121.72	$139.02	$196.18
Horizons Marijuana Life Sciences Index	$100.00	$38.94	$19.59	$20.59	$14.18	$15.74

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

Repurchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our results of operations and our present business environment from the perspective of management. You should read the following discussion and analysis of our financial condition and results of operations together with the “Cautionary Note Regarding Forward-Looking Statements”; the sections in Part I entitled “Item 1A. Risk Factors” and the financial information and the notes thereto included in Part II, Item 8 of this Form 10-K in this Annual Report for the fiscal year ended May 31, 2026 (“Annual Report”). We use certain non-GAAP measures that are more fully described below under the caption “—Use of Non-GAAP Measures,” which we believe are appropriate supplemental non-GAAP measures to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.

Amounts are presented in thousands of United States dollars, except for shares, warrants, per share data and per warrant data or as otherwise noted.

Company Overview

Tilray Brands, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company”, “Tilray”, “we”, “us” and “our”) is a leading global lifestyle consumer products company, which was incorporated on January 24, 2018 and is headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia and Latin America that is leading as a transformative force at the nexus of cannabis, beverage, wellness, and entertainment, elevating lives through moments of connection. Tilray’s mission is to be a leading premium lifestyle company with a house of brands and innovative products that inspire joy and wellness, while creating memorable experiences that bring people together.

Our overall strategy is to leverage our brands, infrastructure, expertise and capabilities to drive revenue growth in the industries and channels in which we compete, achieve industry-leading profitability and build sustainable, long-term shareholder value. In order to ensure the long-term sustainable growth of our Company, we continue to focus on developing strong capabilities in data analytics and consumer insights, drive category management leadership and assess opportunities for the introduction of new categories and products and entries into new geographies. In addition, we are relentlessly focused on managing our cost structure and expenses in order to expand margins and maintain our strong financial position. Finally, our experienced leadership team provides a strong foundation to accelerate our growth. Our management team is complemented by experienced operators, cannabis industry experts, veteran beer and beverage industry leaders and leaders that are well-established in wellness foods, all of whom apply an innovative and consumer-centric approach to our businesses.

Trends and Other Factors Affecting Our Business

U.S. Beverage market trends:

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

-	Innovation. In the United States, we have been closely monitoring consumer beverage trends, which have included consumers drinking less beverage alcohol products for a variety of reasons and, when consuming alcoholic beverages, the increasing demand for ready-to-drink cocktail options. To address these trends, we have engaged in strategic innovation based on category analysis, consumer insights, and portfolio diversification into alternative beverage options. More specifically, we have launched products such as Cruisies and 10 Barrel’s Salty Sips line, a lower‑sugar vodka-based refresher made with real fruit juice and a pinch of sea salt. For consumers seeking to reduce their beverage alcohol consumption, the portfolio continues to scale across non‑alcoholic craft beer, clean‑label energy drinks fortified with vitamins, and 10 Barrel Clean Slate, a functional non‑alcoholic cocktail offering. Our innovation pipeline also includes flavored malt beverage offerings under the Popsicle brand, developed through a licensing partnership to bring iconic, nostalgic Popsicle flavors into ready‑to‑drink adult beverages. These strategic innovations underscore our commitment to offering high-quality options across a diverse range of beverage categories, positioning us for sustained growth by meeting consumer demand and differentiation in the competitive beverage segment.

-	Brew Pubs. We currently operate 18 brew pubs, including our Breckenridge Distillery restaurant and tasting room, in geographic regions across the U.S. and core markets for the associated craft brands. This includes our four recently acquired BrewDog U.S. brew pubs, including a flagship multi‑level location on the Las Vegas Strip. An important part of our strategic plan for our craft beer business centers on the role that brew pubs and experiential hospitality play in promoting and showcasing the distinct, regional positioning of our various craft beer brands. They provide our consumers with a venue in which to connect with others and have an immersive brand experience which serves to enhance brand loyalty and drive immediate and long-term revenue growth. We also believe that our brew pub strategy fuels trial and innovation by allowing us to curate unique small batch product offerings in targeted test markets.

In the spirits category, Breckenridge Distillery combines premium craftsmanship, award-winning quality, and experiential tourism appeal, reinforcing its positioning as a lifestyle-driven spirits brand. Recently included in Newsweek's “Best Bourbon 2026” list, the distillery has earned multiple prestigious accolades across Whiskey, Gin, and Vodka, including three Icons of Whisky awards, ten Best American Blended Whiskey honors at the World Whiskies Awards, and recognition as Colorado Distillery of the Year. Breckenridge Distillery products are available in all 50 states, with continued planned expansion into other product categories and product innovations. Recent launches include Mock One, a non-alcoholic spirits line, Mountain Shot, flavored whiskey in convenient pouches, and Casa Breck Tequila, all underscoring our commitment to innovation and evolving consumer preferences. Despite prevailing challenges within the overall spirits market, we believe that our award-winning portfolio and innovative product introductions positions Breckenridge Distillery for sustained growth and enhanced market presence.

U.K. Beverage market trends:

In the U.K., the beverage alcohol market remains highly competitive and continues to be impacted by evolving consumer preferences, cost pressures, and moderation trends. Consumers are increasingly seeking premium products, no and low-alcohol alternatives, and differentiated brand experiences across both retail and hospitality channels. Through BrewDog’s established brand portfolio, retail and e-commerce presence, and company-operated bar network, we believe we are positioned to compete in the U.K. market while focusing on core brand performance, operational efficiency, and selective innovation.

Canadian cannabis market trends.

The cannabis industry in Canada continues to evolve given how nascent the industry is with federal legalization of adult-use cannabis occurring just over five years ago. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the Canadian cannabis industry:

-	Market share. During the fourth fiscal quarter, Tilray continued to lead the Canadian market with the highest cannabis revenue in Canada. However, during the fourth fiscal quarter, we experienced a decrease in market share in Canada from 8.5% to 7.9% from the immediately preceding quarter as reported by Hifyre data for all provinces, excluding Quebec where Weedcrawler was deemed more accurate. The 55 basis point decline primarily reflected a 162 basis point decrease in the whole flower category, resulting from a planned cultivation strain rotation that temporarily impacted supply, and a 660 basis point decrease in the straight-edge pre‑roll category due to an out‑of‑stock experienced by a componentry vendor despite maintaining a market leading position within this category. These declines were partially offset by modest increases in the vape, beverage, and infused pre-roll categories as the Company continues to scale in these high-growth, ready-to-consume product formats. Despite the decline in flower market share, the Company remains focused on improving profitability within the category by prioritizing higher-margin premium brands, including Broken Coast, and supporting targeted innovation, including recent launches of Lemon Cherry Poppers under the Good Supply brand and Ice Cream RNTZ. The Company continues to enhance its global supply chain and expand its cultivation footprint to support demand across Canadian and international markets. We have successfully optimized our Quebec cultivation facility and expect it to generate meaningful flower output in the second half of fiscal 2027, which may be directed to international markets based on potential customer demand. During the fiscal quarter ended May 31, 2026, the Company opportunistically redirected approximately 0.5 Metric Tons to international markets, which are expected to generate higher margin sales.

-	Price compression. Licensed producer consolidation has progressed more gradually than anticipated, while retailer consolidation has increased the negotiating leverage of larger retailer accounts. At the same time, consumer preferences continue to evolve. Demand is shifting toward manufactured formats such as infused pre‑rolls, beverages, edibles, and vapes, reflecting a broader premiumization and convenience trend within the category. Price compression in specific categories is expected to persist in the market, intensified by fierce competition among the approximately 1,000 Licensed Producers in Canada. The fixed impact of excise tax per gram further compounds these challenges, and has promoted ongoing industry lobbying efforts.

International cannabis market trends.

We are a global leader in the development, production, distribution, marketing and sale of pharmaceutical-grade medical cannabis products. The cannabis industry in Europe is still in its early stages of development and countries within Europe are at different stages of medical cannabis legalization. Meaningful progress in the legalization and regulation of cannabis for medical purposes, has now taken place in more than 21 countries representing a population of more than 526 million people (Germany, UK, Italy, Poland, Netherlands, Czech Republic, Greece, Portugal, Austria, Switzerland, Denmark, Croatia, Malta, Luxembourg, Ukraine, Sweden, Norway, Türkiye, Ireland and Spain). Beyond this, some countries have expressed a clear political ambition to legalize adult-use cannabis (Portugal and Luxembourg), some are engaging in programs for adult-use legalization (Netherlands and Switzerland) and some are debating regulations for cannabinoid-based medicine (France). In Europe, we believe that, despite continuing recessionary economic conditions, political uncertainty in various countries and the continuing Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. This is evidenced by the cannabis regulations in Malta in 2021, in Czech Republic in 2026 and more concretely in Germany in 2024, which we believe will serve as a catalyst for continued changes in drug policy throughout Europe. Outside of Europe and North America, the cannabis industry is also continuing to develop with Australia and Israel representing some of the larger markets and with some Latin American countries also growing their respective medical cannabis markets, such as Argentina, Panama, Colombia and Brazil.

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

We continue to believe that Tilray is well-positioned in Germany, especially considering the enactment of MedCanG and given that we are one of only three manufacturers of medical cannabis in Germany since our wholly owned subsidiary, Aphria RX, was awarded the first license for the cultivation of medical cannabis in Germany by the BfArM under the liberalized regime. This license improves our ability to meet the needs of patients and provides cannabis of the utmost quality and enhanced availability to a broader market.

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

United Kingdom. Since November 2018, doctors in the U.K. have been able to prescribe medical cannabis for medicinal use for patients with medical conditions that had failed to respond to first-line medications. The market today is predominantly all self-pay and prescriptions are facilitated by private clinics. Today, we supply the U.K. market with mainly whole flower products from brands such as Good Supply through our distributor partners with sights on growing our portfolio to extracts and other formats. The Lyphe Acquisition brings deep clinical expertise and a strong patient-first approach that immediately strengthens our capabilities in the U.K.

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

Spain. Spain introduced a formal medical cannabis framework in October 2025 (Royal Decree 903/2025), marking the first time cannabis-based treatments are systematically regulated within its healthcare system. The model is highly controlled and built around standardized cannabis preparations (magistral formulas) rather than licensed commercial products, with strict requirements on composition (THC/CBD), manufacturing quality, traceability, and pharmacovigilance under the supervision of the Spanish Medicines Agency (AEMPS).

Ukraine. Ukraine established a national medical cannabis framework in 2024, driven largely by the need to treat war‑related conditions such as chronic pain and post‑traumatic stress disorder (PTSD). The law (No. 3528‑IX), signed in February 2024 and effective from August 16, 2024, legalized cannabis for medical, scientific, and educational purposes, removing cannabis extracts from the list of prohibited substances and enabling their cultivation, manufacturing, import/export, and dispensing under strict licensing and quota controls. The regulatory system is highly pharmaceutical in nature: products must be registered as medicines or compounded in pharmacies using approved APIs, with full traceability, security requirements (e.g. controlled cultivation environments and surveillance), and oversight by the Ministry of Health and the State Medicines Service.

Brazil. Brazil has recently implemented a major overhaul of its medical cannabis regulatory framework (2025–2026), transitioning from a temporary, import‑dependent model (RDC 327/2019) to a more comprehensive, pharmaceutical-grade system covering the entire value chain. The new rules adopted by ANVISA in early 2026 (notably RDC 1.012–1.015/2026) establish for the first time clear provisions for cultivation, manufacturing, research, and commercialization under strict licensing and oversight. Cannabis products are formally defined as industrialized medicinal products based primarily on CBD or CBD-dominant extracts, reinforcing a pharmaceutical approach and excluding non-medical formats (e.g. cosmetics or wellness products). The framework also introduces domestic cultivation (≤0.3% THC) for medical purposes, a regulatory sandbox for controlled pilot activities (including patient associations), and stricter GMP, traceability, and quality standards aligned with international norms.

France. France is approaching full approval of a permanent medical cannabis framework, following a multi‑year pilot (2021–2026) and a prolonged regulatory process. The government has already finalized the core legal architecture, including draft decrees covering prescription, production, and distribution, which have been submitted to the European Commission and reviewed by the Conseil d’État.

The forthcoming approval is expected to introduce a highly controlled, evidence-driven model: cannabis will be prescribed only as treatment for defined conditions (e.g. neuropathic pain, epilepsy, multiple sclerosis spasticity, oncology and palliative care), using standardized pharmaceutical products (oils, capsules, possibly vaporized formats) under strict ANSM oversight. Prescription will initially remain specialist-led, with potential gradual involvement of general practitioners, and products will require full pharmaceutical compliance (quality, traceability, GMP). A critical pending step is the HAS (Haute Autorité de Santé) evaluation, expected to determine reimbursement and clinical value in late 2026, which will ultimately define real patient access. If favorable, broad patient access is targeted for 2027, positioning France as a large regulated medical cannabis market.

U.S. cannabis market trends.

In April 2026, the U.S. Department of Justice issued an order rescheduling FDA‑approved cannabis products and state‑licensed medical cannabis from Schedule I to Schedule III under the Controlled Substances Act. Concurrently, the DEA is conducting an expedited administrative hearing to consider broader rescheduling, which faces legal challenges in the D.C. Circuit Court of Appeals. As a global leader in medical cannabis, we believe we are well-positioned to participate in a federally compliant U.S. medical cannabis market, but we are monitoring the regulatory landscape and legal challenges that are ongoing. We continue to believe that these recent efforts to reschedule cannabis from Schedule I to Schedule III under the Controlled Substances Act represent meaningful progress toward broader cannabis reform and have the potential to accelerate clinical research, broaden patient access, and support the development of a regulated, science-driven medical cannabis market in the United States.

Wellness market trends.

Tilray Wellness’s branded business continues to grow across brick-and-mortar retail as well as e-commerce, which we believe further establishes its leading market share position in better-for-you categories. The Company continues to focus on value-added innovation within natural and organic food and beverages across branded and ingredient sales. We continue to participate in multiple growing categories including super-seeds, better-for-you breakfast, better-for-you snacking, as well as functional beverages and natural energy drinks. Within our Ingredients sales business, we have expanded our range of offerings in hemp protein and hemp oil, helping us further develop our business in North America and Asia.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business, on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration and restructuring costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the year ended May 31, 2026, we incurred $6.3 million of transaction costs (income), net, as discussed further below.

Carlsberg. On February 5, 2026, we entered into an exclusive licensing agreement, which commences on January 1, 2027, with the Carlsberg Group, one of the world’s premier brewing organizations and among the largest globally by revenue. Under the terms of the agreement, Tilray has been granted a multi-year license to produce, market, sell and distribute Carlsberg®, Carlsberg Elephant®,1664®, and Kronenbourg 1664 Blanc® branded beers across all channels in the United States, beginning January 1, 2027. The agreement has an initial five-year term, with an automatic renewal for an additional five years subject to performance criteria.

Panama. On October 13, 2025, we entered into a strategic partnership for medical cannabis operations in Panama. Under this partnership, the Company holds a 25% equity interest in Solana Life Group, S. de R.L., a Panamanian entity. The joint venture is engaged in the importation, distribution, and commercialization of medical cannabis products in Panama. During the fiscal year ended May 31, 2026, there were no transactions with this entity.

BrewDog. Between March and April 2026, Tilray completed the BrewDog Acquisition. As the only global craft beer brand, the BrewDog Acquisition served to transform our beverage platform from a U.S. platform to a global platform and provided us with the international presence, team and capabilities to support the broader distribution of our U.S. beverage brands across key international markets, all in line with our previously disclosed ambition.

Lyphe. On April 15 2026, Tilray acquired the Lyphe Group, a UK-based medical cannabis clinic and digital pharmacy platform. Through Lyphe’s online clinic and pharmacy platform, we will seek to enhance access to medical cannabis while accelerating its existing capabilities in dispensing traditional prescription medicines, creating a seamless, digitally enabled patient experience.

Beverage segment Project 420:

During the fiscal quarter ended February 28, 2026, we considered the Project 420 plan to be completed due to reaching the cost savings target that we had set out to achieve even though there are still ongoing initiatives relating to additional cost savings, SKU rationalization and distributor rationalization. As a result of the actions implemented under the plan, the Company expects to realize ongoing cost savings and operational efficiencies in future periods.

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

With Craft Acquisition I and Craft Acquisition II, we capitalized on opportunities to acquire additional beverage businesses that consisted of strong brands in decline and in need of investment in order to promote growth at a significantly reduced price. To support the growth of these acquired brands and establish a clear path to profitability, we implemented Project 420, which was a comprehensive plan covering (i) SKU rationalization; (ii) Geographic rationalization; (iii) Distributor rationalization; and (iv) synergy optimization plan through which we expect to invest in the acquired brands for growth and improve profitability:

-	SKU optimization/rationalization – In response to the declining growth in the craft beer industry and consolidation of distributors, we are working with our distributors in various markets to streamline our portfolio by eliminating duplicative, lower margin and slower growth products, which has the immediate effect of reducing revenue. However, by eliminating these slower moving and lower margin SKUs, we are able to focus our attention and resources on our higher margin and faster growing SKUs, as well as the introduction of new innovation, which we expect will accelerate our revenue growth in future quarters. This initiative is still ongoing.

-	Geographic rationalization – On a consolidated basis, we generate sales in all states however, our brands are significantly stronger in their home markets. For example, SweetWater is located in Georgia and, as a result, its revenues are stronger in Georgia, Alabama, North Carolina and Florida, while 10 Barrel, which is located in Oregon has stronger revenue in Oregon, Washington, Idaho and Wyoming. In away markets, like Oregon for SweetWater, and Georgia for 10 Barrel, the brands are not as strong and so distribution is de-empathized. Our geographic rationalization works to concentrate our efforts in individual states with our strongest brands in those states. As we reduce the distribution of away markets brands in those states, we are working to increase the distribution and shelf space of home market brands. This initiative is consistent with our Regional Jewel strategy developed in conjunction with the Boston Consulting Group.

-	Distributor rationalization – As a result of our various acquisitions, we have over 750 distributors and 975 distributor shipping locations. As a result, we are shipping to multiple distributors in the same geography as well as splitting the allocation of local brands between multiple distributors. The goal of the distributor rationalization is to reduce our distributor footprint down to between 450 and 500 distributors, concentrating those distributors’ effort on our brands and SKUs, while minimizing logistical complexities. This initiative is still ongoing.

-	Synergy optimization plan – We previously announced a $33.0 million synergy plan focused on optimizing our production footprint and eliminating redundancies in manufacturing and warehouse assets. By integrating the newly acquired facilities into our existing footprint, we are optimizing capacities, utilization and better absorbing fixed overheads. This in turn is improving our gross margins. During the fiscal year ended May 31, 2026, we have completed the synergy optimization plan achieving the $33.0 million target. While this initiative is complete, management remains focused on disciplined cost management and continues to advance additional cost‑saving initiatives across the business to drive further margin improvement and operating efficiency.

-	Brand and business investment – We have been and are continuing to increase our investment in the marketing, promotion and infrastructure of our core brands in order to re-establish their dominance in their home markets. Our intention is to fund this investment through the cost savings and synergies achieved through Project 420 as well as future cost savings and operational efficiency initiatives.

Political and Economic Environment

Our results of operations may continue to be affected by economic, political, legislative, regulatory, legal actions, global volatility and general market disruption resulting from geopolitical tensions, such as Russia’s continued incursion into Ukraine, the ongoing events in the Middle East, including the conflict involving Iran, and political uncertainty in certain countries in Europe. Escalation of hostilities in the Middle East, including Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, particularly in Europe, which may indirectly impact operating costs and consumer demand. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, government fiscal policies, and the recent economic uncertainties resulting from certain changes in U.S. global economic policy, including changes on global trade policies can have a significant effect on operations. More specifically, there are limited expected impacts on revenue from the recently enacted U.S. tariffs and foreign enacted retaliatory tariffs in most reporting segments. However, on July 20, 2026, the U.S. government announced additional 50% tariffs on certain Canadian imports. To the extent these tariffs become effective, they predominantly would apply to products sold by the Company’s Wellness reporting segment, and could increase costs, disrupt supply chains and distribution channels, and may adversely impact Wellness operating results. The Company is actively monitoring developments related to these tariffs, evaluating potential impacts on its business, and adapting its operations and mitigation strategies as appropriate. From a cost perspective, we believe the recently enacted tariffs have and may continue to impact input materials such as aluminum, hops, barley, malt and vape componentry, which are partially imported. We intend to mitigate these impacts to the extent possible.

In addition, the recent U.S. federal regulatory developments regarding cannabis rescheduling represent a significant shift in the political and legislative environment. This evolution is expected to lead to a legitimate regulatory framework for the provision and use of medical cannabis as a therapy for a multitude of conditions and disease states, bring U.S. drug policy in line with the drug policies of other countries around the world today. We expect that this will also lead to more research, clinical development, and education, aligning closely with Tilray’s established global expertise in regulated medical cannabis markets. We continue to monitor these recent developments, including the recent legal challenges to these regulatory developments in the D.C Circuit of Appeals. With more clarity on the regulatory framework and the outcomes of the legal challenges, we intend to leverage our proven compliance infrastructure, scientific knowledge, and operational scale to expand responsibly in the U.S. market, introducing medical-grade cannabis products in targeted therapeutic formats. While these developments present significant long-term growth opportunities, they also introduce new regulatory complexities and potential risks that we will continue to monitor closely.

Results of Operations

Our consolidated results, in millions except for per share data, are as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Net revenue	$915,454	$821,309	$788,942	$94,145	11%	$32,367	4%
Cost of goods sold	655,013	580,739	565,591	74,274	13%	15,148	3%
Gross profit	260,441	240,570	223,351	19,871	8%	17,219	8%
Operating expenses:
General and administrative	203,629	167,324	167,358	36,305	22%	(34)	(0)%
Selling	49,328	56,039	37,233	(6,711)	(12)%	18,806	51%
Amortization	19,585	88,616	84,752	(69,031)	(78)%	3,864	5%
Marketing and promotion	42,290	37,048	41,933	5,242	14%	(4,885)	(12)%
Research and development	361	284	635	77	27%	(351)	(55)%
Change in fair value of contingent consideration	(15,000)	—	(15,790)	(15,000)	NM	15,790	(100)%
Impairment of intangible assets and goodwill	—	2,096,139	—	(2,096,139)	(100)%	2,096,139	NM
Other than temporary change in fair value of convertible notes receivable	—	21,661	42,681	(21,661)	(100)%	(21,020)	(49)%
Litigation costs, net of recoveries	3,902	17,347	8,251	(13,445)	(78)%	9,096	110%
Restructuring costs	13,113	34,283	15,581	(21,170)	(62)%	18,702	120%
Transaction costs (income), net	6,260	4,534	15,462	1,726	38%	(10,928)	(71)%
Total operating expenses	323,468	2,523,275	398,096	(2,199,807)	(87)%	2,125,179	534%
Operating loss	(63,027)	(2,282,705)	(174,745)	2,219,678	(97)%	(2,107,960)	1,206%
Interest expense, net	(23,663)	(29,952)	(36,433)	6,289	(21)%	6,481	(18)%
Non-operating (expense) income, net	(1,370)	10,284	(37,842)	(11,654)	(113)%	48,126	(127)%
Loss before income taxes	(88,060)	(2,302,373)	(249,020)	2,214,313	(96)%	(2,053,353)	825%
Income tax expense	17,098	(121,017)	(26,616)	138,115	(114)%	(94,401)	355%
Net loss	$(105,158)	$(2,181,356)	$(222,404)	$2,076,198	(95)%	$(1,958,952)	881%

Use of Non-GAAP Measures

The Company reports its financial results in accordance with U.S. GAAP. However, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, we discuss non-GAAP financial measures, including reference to:

•	adjusted gross profit (excluding purchase price allocation (“PPA”) step up) consolidated and for each reporting segment (Cannabis, Beverage, Distribution and Wellness),

•	adjusted gross margin (excluding PPA step up) consolidated and for each reporting segment (Cannabis, Beverage, Distribution and Wellness),

•	adjusted EBITDA,

•	cash, restricted cash and marketable securities, and

•	constant currency presentation of net revenue (by segment and consolidated).

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

Cash, Restricted Cash and Marketable Securities

The Company combines the Cash and cash equivalent and restricted cash financial statement line item with the Marketable securities financial statement line item as an aggregate total as reconciled in the liquidity and capital resource section below. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its short-term liquidity position by combing these two GAAP metrics.

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

	For the year ended May 31,
(in thousands of U.S. dollars)	2026	2025	2024
Net beverage revenue	$253,976	$240,595	$202,094
Net cannabis revenue	268,342	249,001	272,798
Distribution revenue	327,244	271,228	258,740
Wellness revenue	65,892	60,485	55,310
Beverage costs	162,743	147,591	113,522
Cannabis costs	161,256	150,005	182,594
Distribution costs	286,589	241,896	230,596
Wellness costs	44,425	41,247	38,879
Adjusted gross profit (excluding PPA step-up) (1)	262,591	242,180	235,581
Beverage adjusted gross margin (excluding PPA step-up) (1)	37%	39%	46%
Cannabis adjusted gross margin (excluding PPA step-up) (1)	40%	40%	36%
Distribution gross margin	12%	11%	11%
Wellness gross margin	33%	32%	30%
Adjusted EBITDA (1)	$61,139	$55,035	$60,465
Cash, restricted cash and marketable securities (1) as at the year ended:	234,631	256,363	260,522
Working capital as at the year ended:	$433,754	$408,323	$378,540

(1)

Adjusted EBITDA, adjusted gross profit, adjusted gross margin for each of our segments are non-GAAP financial measures, and cash, restricted cash and marketable securities. See “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure and the discussion above captioned "Cash, Restricted Cash and Marketable Securities."

Segment Reporting

Our reportable segments net revenue is primarily comprised of net revenues from our beverage, cannabis, distribution, and wellness operations, as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Beverage business	$253,976	$240,595	$202,094	$13,381	6%	$38,501	19%
Cannabis business	268,342	249,001	272,798	19,341	8%	(23,797)	(9)%
Distribution business	327,244	271,228	258,740	56,016	21%	12,488	5%
Wellness business	65,892	60,485	55,310	5,407	9%	5,175	9%
Total net revenue	$915,454	$821,309	$788,942	$94,145	11%	$32,367	4%

Our reportable segments net revenue reported in constant currency(1) are as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025
Beverage business	252,893	$240,595	$12,298	5%
Cannabis business	260,773	249,001	11,772	5%
Distribution business	304,728	271,228	33,500	12%
Wellness business	65,510	60,485	5,025	8%
Total net revenue	$883,904	$821,309	$62,595	8%

Our geographic net revenue is, as follows:

	For the year ended May 31,			Change		Change
(in thousands of U.S. dollars)	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
USA	$242,390	$273,695	$233,141	$(31,305)	(11)%	$40,554	17%
Canada	215,661	212,860	243,722	2,801	1%	(30,862)	(13)%
EMEA	445,698	323,350	296,450	122,348	38%	26,900	9%
Rest of World	11,705	11,404	15,629	301	3%	(4,225)	(27)%
Total net revenue	$915,454	$821,309	$788,942	$94,145	11%	$32,367	4%

Our geographic net revenue in constant currency(1) is, as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025
USA	$242,390	$273,695	$(31,305)	(11)%
Canada	213,708	212,860	848	0%
EMEA	415,504	323,350	92,154	28%
Rest of World	12,302	11,404	898	8%
Total net revenue	$883,904	$821,309	$62,595	8%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Our geographic capital assets are, as follows:

	For the year ended May 31,		Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025
USA	$207,592	$200,003	$7,589	4%
Canada	245,799	267,458	(21,659)	(8)%
EMEA	202,598	97,371	105,227	108%
Rest of World	24,236	3,601	20,635	573%
Total capital assets	$680,225	$568,433	$111,792	20%

Beverage revenue

Net revenue from our Beverage operations increased to $254.0 million for the fiscal year ended May 31, 2026, compared to net revenue of $240.6 million for the prior fiscal year ended May 31, 2025. Results for the current fiscal year include incremental net revenues of $51.1 million associated with the BrewDog Acquisition completed during the fourth fiscal quarter. Excluding the impact of the BrewDog Acquisition, the year-over-year decrease was primarily attributable to continued industry-wide challenges across the craft beer, spirits, and brewpub categories and broader competitive pressures, which resulted in lower volumes sold. Additionally, the decline was driven in part by margin‑focused actions, which reduced net revenue by approximately $16.6 million during the fiscal year. Lastly, the HD-D9 category was negatively impacted by recently enacted changes to the Farm Bill, which will restrict the future sale of our HD‑D9 beverages and, as a result, reduced net revenue by approximately $2.1 million during the fiscal year.

These impacts were partially offset by the inclusion of sales from Craft Acquisition II, effective September 1, 2024, which were not reflected in the full comparative period and would have increased beverage revenue for the fiscal year ended May 31, 2025, by approximately $13.6 million.

Cannabis revenue

Cannabis revenue based on market channel is, as follows:

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Revenue from Canadian medical cannabis	$23,726	$24,998	$25,211	$(1,272)	(5)%	$(213)	(1)%
Revenue from Canadian adult-use cannabis	236,352	224,048	266,846	12,304	5%	(42,798)	(16)%
Revenue from wholesale cannabis	7,318	18,207	25,340	(10,889)	(60)%	(7,133)	(28)%
Revenue from international cannabis	84,910	63,356	53,295	21,554	34%	10,061	19%
Total cannabis revenue	352,306	330,609	370,692	21,697	7%	(40,083)	(11)%
Excise taxes	(83,964)	(81,608)	(97,894)	(2,356)	3%	16,286	(17)%
Total cannabis net revenue	$268,342	$249,001	$272,798	$19,341	8%	$(23,797)	(9)%

Cannabis revenue based on market channel in constant currency(1) is, as follows:

	For the year ended May 31,		Change
	as reported in constant currency		Change	% Change
(in thousands of US dollars)	2026	2025	2026 vs. 2025
Revenue from Canadian medical cannabis	$23,505	$24,998	$(1,493)	(6)%
Revenue from Canadian adult-use cannabis	234,365	224,048	10,317	5%
Revenue from wholesale cannabis	7,295	18,207	(10,912)	(60)%
Revenue from international cannabis	78,899	63,356	15,543	25%
Total cannabis revenue	344,064	330,609	13,455	4%
Excise taxes	(83,291)	(81,608)	(1,683)	2%
Total cannabis net revenue	$260,773	$249,001	$11,772	5%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis:

Gross revenue from Canadian medical cannabis decreased 5% to $23.7 million for the fiscal year ended May 31, 2026, compared to gross revenue of $25.0 million for the fiscal year ended May 31, 2025. On a constant currency basis, gross revenue from Canadian medical cannabis decreased to $23.5 million for the fiscal year ended May 31, 2026. The decrease in gross revenue from medical cannabis, on a constant currency basis, was primarily driven by a reduction in the Veterans Affairs Canada reimbursement ceiling from $8.50 to $6.00 per gram, effective April 1, 2026, as enacted under the Canadian federal government’s Budget 2025, which reduced revenue by approximately $0.8 million during the fiscal year. The remaining decrease was attributed to uninsured patient attrition to the adult-use recreational market.

Revenue from Canadian adult-use cannabis:

During the fiscal year ended May 31, 2026, our gross revenue from Canadian adult-use cannabis product increased 5% to $236.4 million, compared to revenue of $224.0 million for the prior fiscal year ended May 31, 2025. On a constant currency basis, our gross revenue from Canadian adult-use cannabis increased 5% to $234.4 million for the fiscal year ended May 31, 2026. The increase in gross adult-use revenue was primarily driven by a 28% increase in the traditional pre‑roll category, reflecting the successful launch of innovation SKUs, including Good Supply Double Dutchies. This growth was partially offset by a 4% decline in our largest category, the whole flower category, primarily due to the commencement of strain rotation within our cultivation program, which temporarily constrained supply. In addition, certain inventory was redirected to international markets, which would otherwise have generated approximately $3.9 million of revenue in the Canadian market. Notably, the Company has continued to invest in its cultivation footprint, including the decision to restart cultivation at its Quebec facility to support the growing demand in both the Canadian and international markets. Given the higher margins generally realized on international cannabis sales, the Company may, when advantageous, continue to allocate inventory to international markets, which could negatively impact Canadian adult‑use and wholesale cannabis revenue in future periods as the Company continues to scale its infrastructure.

Revenue from wholesale cannabis:

Gross revenue from wholesale cannabis decreased to $7.3 million for the fiscal year ended May 31, 2026, compared to revenue of $18.2 million for the prior fiscal year ended May 31, 2025. On a constant currency basis, gross revenue from wholesale cannabis for the fiscal year ended May 31, 2026 was $7.3 million. Due to the transition by many licensed producers in the Canadian market to asset-light business models, the Canadian cannabis industry has experienced a reduction in excess inventory resulting in price increases in the B2B market. As a result of this shift in market dynamics and demand, we continue to evaluate the market and may opportunistically sell into the wholesale market where it makes sense or allocate it to international markets. Specifically, during the fiscal year ended May 31, 2026, wholesale cannabis revenue declined compared to the prior year periods as the Company strategically redirected product to other markets, resulting in a 53% decrease in wholesale gram equivalents sold, respectively.

Revenue from international cannabis:

Net revenue from international cannabis increased 34% to $84.9 million for the fiscal year ended May 31, 2026, compared to net revenue of $63.4 million for the fiscal year ended May 31, 2025. On a constant currency basis, given the strengthening of the Euro against the U.S. Dollar when compared to the prior fiscal year, net revenue from international cannabis increased 25% to $78.9 million. The increase in net revenue from international cannabis markets during the fiscal year, was primarily attributable to growth in the German medical cannabis market, which increased by $9.7 million as a result of an enhanced supply chain, increased distribution, and the receipt of previously backlogged permits. This growth was further supported by a $8.0 million increase in Poland, driven by patient adoption of an in‑person prescription model, and a $1.7 million increase in the United Kingdom through our targeted expansion into emerging markets and the Lyphe Acquisition. Despite increased gram equivalents sold, international cannabis revenue was negatively impacted by price compression of approximately $21.1 million. Notwithstanding this pricing pressure, international cannabis sales continue to generate higher margins than Canadian cannabis sales, and the Company remains focused on optimizing its product mix and geographic allocation to maximize profitability. Lastly, international cannabis revenue may fluctuate from quarter to quarter based upon the timing of the receipt of export/import permits as well as the timing of shipments from one quarter to the next.

Distribution revenue

Net revenue from Distribution operations increased 21% to $327.2 million for the fiscal year ended May 31, 2026, compared to net revenue of $271.2 million for the prior fiscal year ended May 31, 2025. On a constant currency basis, given the change in the Euro and Argentine Peso against the U.S. Dollar during the fiscal year, net revenue from Distribution was $304.7 million for the fiscal year ended May 31, 2026. The currency adjusted increase in Distribution revenue for the fiscal year was primarily driven by a focus on competitive pricing and product mix, as evidenced by a 6% increase in average selling price, and an 8% increase in units sold, reflecting greater emphasis on higher‑velocity SKUs, as well as favorable foreign exchange impacts.

Wellness revenue

Our Wellness net revenue increased to $65.9 million for the fiscal year ended May 31, 2026, compared to $60.5 million for the fiscal year ended May 31, 2025. On a constant currency basis for the fiscal year ended May 31, 2026, Wellness net revenue increased to $65.5 million. The increase in revenue was driven by our strategic focus on value-add innovations, including high protein super-seeds, better-for-you breakfast products, better-for-you snacking, and the continued success of our Hi-Ball clean energy drinks, which contributed approximately $2.8 million of incremental revenue in the year. In addition, the acquisition of Blue Sky Hemp Venture’s customer list contributed to the growth of our ingredients sales channel with approximately $3.7 million of incremental revenue in the year. The remaining Wellness portfolio saw revenue decline of approximately $1.5 million primarily due to a shift in one of our supply agreements within the Club retailer channel. The Company is focused on improving performance through increased distribution, assortment optimization, and promotional activity across its Club and Retail channels.

Gross profit and gross margin

Our gross profit and gross margin for the fiscal years ended May 31, 2026, 2025 and 2024 were as follows for our each of our operating segments:

(in thousands of U.S. dollars)	For the year ended May 31,			Change	% Change	Change	% Change
Beverage	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Net revenue	$253,976	$240,595	$202,094	$13,381	6%	$38,501	19%
Cost of goods sold	162,743	147,591	113,522	15,152	10%	34,069	30%
Gross profit	91,233	93,004	88,572	(1,771)	(2)%	4,432	5%
Gross margin	36%	39%	44%	(3)%	(8)%	(5)%	(11)%
Purchase price accounting step-up	2,150	1,610	4,602	540	34%	(2,992)	(65)%
Adjusted gross profit (1)	93,383	94,614	93,174	(1,231)	(1)%	1,440	2%
Adjusted gross margin (1)	37%	39%	46%	(2)%	(5)%	(7)%	(15)%
Cannabis
Net revenue	268,342	249,001	272,798	19,341	8%	(23,797)	(9)%
Cost of goods sold	161,256	150,005	182,594	11,251	8%	(32,589)	(18)%
Gross profit	107,086	98,996	90,204	8,090	8%	8,792	10%
Gross margin	40%	40%	33%	0%	0%	7%	21%
Purchase price accounting step-up	—	—	7,628	—	NM	(7,628)	(100)%
Adjusted gross profit (1)	107,086	98,996	97,832	8,090	8%	1,164	1%
Adjusted gross margin (1)	40%	40%	36%	0%	0%	4%	11%
Distribution
Net revenue	327,244	271,228	258,740	56,016	21%	12,488	5%
Cost of goods sold	286,589	241,896	230,596	44,693	18%	11,300	5%
Gross profit	40,655	29,332	28,144	11,323	39%	1,188	4%
Gross margin	12%	11%	11%	1%	9%	0%	0%
Wellness
Net revenue	65,892	60,485	55,310	5,407	9%	5,175	9%
Cost of goods sold	44,425	41,247	38,879	3,178	8%	2,368	6%
Gross profit	21,467	19,238	16,431	2,229	12%	2,807	17%
Gross margin	33%	32%	30%	1%	3%	2%	7%
Total
Net revenue	915,454	821,309	788,942	94,145	11%	32,367	4%
Cost of goods sold	655,013	580,739	565,591	74,274	13%	15,148	3%
Gross profit	260,441	240,570	223,351	19,871	8%	17,219	8%
Gross margin	28%	29%	28%	(1)%	(3%)	1%	4%
Purchase price accounting step-up	2,150	1,610	12,230	540	34%	(10,620)	(87)%
Adjusted gross profit (1)	262,591	242,180	235,581	20,411	8%	6,599	3%
Adjusted gross margin (1)	29%	29%	30%	0%	0%	(1)%	(3)%

(1)	Adjusted gross profit is our Gross profit (adjusted to exclude purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude purchase price accounting valuation step-up) and are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” for additional discussion regarding these non-GAAP measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. We do not consider adjusted gross profit and adjusted gross margin in isolation or as an alternative to financial measures determined in accordance with GAAP.

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted gross profit and adjusted gross margin are non-GAAP financial measures and may not be comparable to similar measures presented by other companies. Adjusted gross profit is our Gross profit (adjusted to exclude purchase price accounting valuation step-up) and adjusted gross margin is our Gross margin (adjusted to exclude purchase price accounting valuation step-up) and are both non-GAAP financial measures. The Company’s management believes that adjusted gross profit and adjusted gross margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions without the impacts of the aforementioned adjusted items. We do not consider adjusted gross profit and adjusted gross margin percentage in isolation or as an alternative to financial measures determined in accordance with GAAP.

Beverage gross margin:

Gross margin of 36% for the fiscal year ended May 31, 2026 decreased from 39% when compared to the fiscal year ended May 31, 2025. Adjusted gross margin of 37% decreased in the fiscal year ended May 31, 2026, from 39% in the fiscal year ended May 31, 2025. The change in the beverage gross margin and adjusted beverage gross margin for the fiscal year was driven by several factors, including our Craft Acquisition II, which historically has operated at a lower gross margin of approximately 25%, declining fixed overhead utilization as our volume levels relating to our legacy business have declined, higher input costs and timing delays in realizing the full benefits of our Project 420 cost savings initiatives. Additionally, increased discounting to support sales volume resulted in discounts of 6.9% for the fiscal year compared to 4.5% in the prior year period, which negatively impacted margins and was partially offset by reductions in marketing expenditures. These impacts were partially offset by the inclusion of BrewDog, which generated adjusted gross margin of approximately 40% and favorably impacted overall beverage adjusted gross margin for the fiscal year.

Cannabis gross margin:

Gross margin and adjusted gross margin remained consistent during the fiscal year ended May 31, 2026 at 40% when compared to the fiscal year ended May 31, 2025. Although both cannabis net revenue and gross profit increased during the fiscal year, gross margin percentage remained largely unchanged. This was primarily due to price compression in international markets, which negatively impacted international cannabis revenue during the fiscal year by approximately $21.1 million, despite having increased the gram equivalents sold.

Distribution gross margin:

Gross margin increased to 12% for the fiscal year ended May 31, 2026, compared to 11% for the fiscal year ended May 31, 2025. The increase was primarily attributable to a favorable change in product mix, as evidenced by the increase in average selling price of approximately 6% during the fiscal year period, respectively, as well as initiatives undertaken to reduce input costs.

Wellness gross margin:

Gross margin increased to 33% for the fiscal year ended May 31, 2026, compared to gross margin of 32% for the fiscal year ended May 31, 2025. Gross margin remained relatively consistent period over period as strategic price increases largely offset unfavorable changes in sales mix.

Operating expenses

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
General and administrative	$203,629	$167,324	$167,358	$36,305	22%	$(34)	(0)%
Selling	49,328	56,039	37,233	(6,711)	(12)%	18,806	51%
Amortization	19,585	88,616	84,752	(69,031)	(78)%	3,864	5%
Marketing and promotion	42,290	37,048	41,933	5,242	14%	(4,885)	(12)%
Research and development	361	284	635	77	27%	(351)	(55)%
Change in fair value of contingent consideration	(15,000)	—	(15,790)	(15,000)	NM	15,790	(100)%
Impairment of intangible assets and goodwill	—	2,096,139	—	(2,096,139)	(100)%	2,096,139	NM
Other than temporary change in fair value of convertible notes receivable	—	21,661	42,681	(21,661)	(100)%	(21,020)	(49)%
Litigation costs, net of recoveries	3,902	17,347	8,251	(13,445)	(78)%	9,096	110%
Restructuring costs	13,113	34,283	15,581	(21,170)	(62)%	18,702	120%
Transaction costs (income), net	6,260	4,534	15,462	1,726	38%	(10,928)	(71)%
Total operating expenses	$323,468	$2,523,275	$398,096	$(2,199,807)	(87)%	$2,125,179	534%

Operating expenses are comprised of general and administrative; selling; amortization; marketing and promotion; research and development; change in fair value of contingent consideration; impairment of intangible assets and goodwill; other than temporary change in fair value of convertible notes receivable; litigation costs, net of recoveries; restructuring costs; and transaction costs (income), net. These costs decreased by $2,199.8 million to $323.5 million for the fiscal year ended May 31, 2026, compared to $2,523.3 million for the fiscal year ended May 31, 2025. These decreases were primarily attributable to $2,096.1 million of non‑cash impairments of goodwill and intangible assets and a $21.7 million other‑than‑temporary decrease in the fair value of the MedMen convertible note recorded in the prior year, which did not repeat in the current period. In addition, the fiscal year ended May 31, 2026 had lower amortization expense following the intangible asset impairment recorded during the fiscal year ended May 31, 2025, a $15.0 million gain related to the change in fair value of the Montauk contingent consideration, and lower selling and non‑recurring litigation, and restructuring costs. These decreases were partially offset by higher general and administrative, marketing and promotion, and transaction costs (income), net. Additionally results for the current fiscal year include incremental operating expenses of $28.7 million associated with the BrewDog Acquisition and Lyphe acquisition completed during the fourth fiscal quarter, which is discussed in further detail below:

General and administrative costs

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Salaries and wages	$91,448	88,015	83,673	$3,433	4%	$4,342	5%
Office and general	42,171	28,314	28,460	13,857	49%	(146)	(1)%
Stock-based compensation	45,940	24,289	31,769	21,651	89%	(7,480)	(24)%
Insurance	9,792	11,843	12,586	(2,051)	(17)%	(743)	(6)%
Professional fees	4,238	4,765	5,345	(527)	(11)%	(580)	(11)%
Gain on sale of capital assets	(509)	928	(4,198)	(1,437)	(155)%	5,126	(122)%
Travel and accommodation	5,569	5,717	5,138	(148)	(3)%	579	11%
Rent	4,980	3,453	4,585	1,527	44%	(1,132)	(25)%
Total general and administrative costs	$203,629	$167,324	$167,358	$36,305	22%	$(34)	(0)%

Salaries and wages increased by 4% to $91.4 million during the fiscal year ended May 31, 2026 primarily due to incremental salaries of $5.2 million associated with the BrewDog Acquisition and Lyphe acquisition completed during the fourth fiscal quarter and $2.6 million of merit increases. These increases were partially offset by $3.5 million of net terminations and a $1.9 million decrease in retention payments, which were $2.8 million for the current year compared to $4.7 million in the prior year. The remaining period-over-period change was primarily attributable to changes in estimates related to discretionary compensation accruals.

Office and general increased by 49% to $42.2 million during the fiscal year ended May 31, 2026. The increase was driven by higher costs in the current year, including $5.8 million of incremental office and general expenses associated with the BrewDog Acquisition and Lyphe acquisition completed during the fourth fiscal quarter, $0.6 million of incremental costs from a full period of Craft Acquisition II, and a $0.7 million increase in bad debt provisions within the Distribution reporting segment. The increase also reflected the non-recurrence of a $5.6 million vendor credit and a $0.3 million property tax refund recorded in the prior year period.

The Company recognized stock-based compensation expense of $45.9 million for the fiscal year ended May 31, 2026, compared to $24.3 million for the prior fiscal year period. Stock-based compensation expense is based on the time-based vesting schedules and varies according to the assumptions used in the vesting model. The increase in stock-based compensation was primarily due to the recognition of expense related to performance-based awards following the establishment and approval of their performance criteria during the second fiscal quarter. Because these awards were originally issued in fiscal 2024 but were not considered granted for accounting purposes until fiscal 2026, the current year expense reflects compensation attributable to employee service provided since the original award date, effectively resulting in the recognition of three fiscal years of expense in a single year. As a result, performance-based awards contributed approximately $23.2 million of stock-based compensation expense during the fiscal year ended May 31, 2026.

Insurance expense decreased by 17% for the fiscal year ended May 31, 2026 to $9.8 million from $11.8 million for the prior fiscal year period. The decrease in insurance expense for the fiscal year ended May 31, 2026 was driven by lower premiums as a result of management’s decision to self-insure a portion of our property and casualty insurance. For the fiscal year ended May 31, 2026, insurance expense as a percentage of revenue improved 37 basis points compared to the prior year period reflecting improvements in insurance costs relative to business growth.

Professional fees decreased by 11% to $4.2 million in the fiscal year ended May 31, 2026 from $4.8 million when compared to the prior fiscal year, which is a direct result of our cost savings initiatives.

Rent expense increased by 44% for the fiscal year ended May 31, 2026 to $5.0 million from $3.5 million for the prior fiscal year period. The increase reflected incremental rent costs of $1.0 million associated with the BrewDog Acquisition and Lyphe acquisition completed during the fourth fiscal quarter, $0.8 million from a full period of Craft Acquisition II, and $0.2 million of annual rent increases, partially offset by a $0.5 million reduction related to exited leases. Rent expense is predominantly comprised of operating lease expense for our brew pubs and office spaces.

Selling costs

For the fiscal year ended May 31, 2026, the Company incurred selling costs of $49.3 million or 5.4% of net revenue as compared to $56.0 million or 6.8% of net revenue in the prior fiscal year. These costs relate to third-party shipping costs for all segments, in addition to distributor commission incurred by the cannabis segment, Health Canada cannabis fees, and patient acquisition and maintenance costs. The decrease was driven by lower freight costs in the beverage segment as a result of Project 420 cost-saving initiatives, which improved freight as a percentage of sales by approximately 144 basis points, and lower freight costs in the Canadian cannabis segment following contract renegotiations, which improved freight as a percentage of sales by approximately 210 basis points. The decrease was further supported by lower commission rates in the Canadian cannabis sales channels. These improvements were partially offset by $2.3 million of incremental fuel and freight surcharges incurred during the fourth fiscal quarter, primarily attributable to elevated global fuel prices and shipping disruptions resulting from the ongoing geopolitical conflict in the Middle East, as well as $2.3 million of incremental selling costs associated with the BrewDog Acquisition and Lyphe acquisition completed during the fourth fiscal quarter.

Amortization

The Company incurred non-production related amortization charges of $19.6 million for the fiscal year ended May 31, 2026, compared to $88.6 million in the prior fiscal year period based on depreciable capital and intangible assets useful lives. The decrease reflected a lower amortizable asset base following the impairment charges recognized during the fiscal year ended May 31, 2025, partially offset by $3.6 million of amortization expense related to assets acquired in connection with the BrewDog Acquisition and Lyphe acquisition completed during the fourth fiscal quarter of fiscal 2026.

Marketing and promotion cost

For the fiscal year ended May 31, 2026, the Company incurred marketing and promotion costs of $42.3 million, as compared to $37.0 in the prior fiscal year. The increase was driven by $3.9 million of incremental costs associated with the BrewDog Acquisition and Lyphe acquisition completed during the fourth fiscal quarter, a $3.0 million increase in the Distribution reporting segment consistent with higher sales, and a $1.0 million increase in the Cannabis reporting segment to support international growth. These increases were partially offset by a $1.5 million reduction in discretionary beverage marketing spend, excluding BrewDog, as Project 420 initiatives focused spending on more targeted marketing programs and profitability optimization. The remaining change was primarily attributable to global marketing and communications costs.

Research and development

Research and development costs were $0.4 million in the fiscal year ended May 31, 2026, compared to $0.3 million in the prior fiscal year. These relate to external costs incurred in connection with the development of new products.

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

For the year ended May 31, 2025, the Company assessed the estimated value of the contingent consideration liability as $15.0 million, which was estimated to be achieved based on management’s forecast, applying a probability of achievement of 100% for the sales volume target and 0% on the remaining criteria, which was not expected to be achieved as EBITDA targets were not forecasted to be met.

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

During the three months ended February 28, 2026, the earn-out period concluded and neither financial measure was achieved. Accordingly, no further changes to the fair value of the contingent consideration liability were recognized during the fiscal year ended May 31, 2026 as no contingent consideration obligation was payable.

Impairment of intangible assets and goodwill

The Company performed the annual impairment test during the fourth quarter ended May 31, 2026 and, as a result, assessed for indicators of impairment and concluded that there were no indicators and accordingly, no further impairment testing was required and no impairment charges were recognized during the period.

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

-

Deferred tax liabilities. These non-cash impairment charges were offset by an income tax recovery of $121.4 million, resulting in the corresponding reduction in deferred tax liabilities. See Note 12 (Income taxes and deferred income taxes) for additional details.

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

Goodwill impairments

In the fiscal year ended May 31, 2025, the Company identified indicators of impairment based on a combination of factors, including a sustained decline in market capitalization, driven in part by uncertainty related to changes in U.S. and global economic conditions, including slower-than-anticipated progress in global cannabis legalization and continued declines in the craft beer industry. In addition, changes in non-discretionary market inputs, including increases in the Company’s discount rate, negatively impacted the estimated future cash flows of its reporting units. As a result, the Company concluded it was more likely than not that the fair value of certain reporting units was less than their carrying amounts as of May 31, 2025. Accordingly, the Company utilized the income approach, which uses future discounted cash flows, to determine the fair value of each reporting unit. As a result, the Company recorded non-cash impairment charges of $1,070.0 million of cannabis goodwill, $120.8 million of beverage goodwill, $53.2 million of wellness goodwill and $4.2 million of distribution goodwill. The non-cash charge had no impact on the Company’s compliance with debt covenants at May 31, 2025, its cash flows or available liquidity.

In the Company’s cannabis goodwill assessment, the Company used a discount rate of 14.50%, a terminal growth rate of 5%, and an average revenue growth rate of 34% over 5 years, based on an 65% and 25% average probability of anticipated EU and U.S. cannabis legalization, respectively and/or changes in drug policy in various countries within the next 5 years. A 1% increase in the discount rate would result in an additional $133.8 million in impairment, a 1% decrease in the terminal growth rate would result in an additional $93.5 million in impairment, a 5% decrease in the average growth rate would result in an additional $23.4 million in impairment, a 5% decrease in the probability of EU cannabis legalization would result in an additional $44.0 million in impairment and a 5% decrease in the probability of US cannabis legalization would result in an additional $17.1 million in impairment. Changes to those probabilities resulting in continued delays in or cessation of legalization of cannabis within the United States and internationally, or adverse regulatory changes to existing legislation, could have an unfavorable impact on the estimated future cash flows, and ultimately, the fair value of the cannabis reporting unit, which may result in a material impairment expense recognized in future reporting periods.

In the Company’s beverage goodwill assessment, the Company used a discount rate of 10.00%, a terminal growth rate of 2%, and an average revenue growth rate of 2% over 5 years, which brought the remaining beverage goodwill balance to $nil.

In the Company’s wellness goodwill assessment, the Company used a discount rate of 12.25%, a terminal growth rate of 2%, and an average revenue growth rate of 7% over 5 years, which brought the remaining wellness goodwill balance to $nil.

In the Company’s distribution goodwill assessment, the Company recorded $4.2 million of impairments which brought the remaining distribution goodwill balance to $nil.

Other than temporary write-down of convertible notes receivable

During the fiscal year ended May 31, 2026, the Company no longer held MedMen Convertible Notes, and thus did not recognize any further changes in fair value.

During the fiscal year ended May 31, 2025, the Company recognized an other-than-temporary change in fair value, which resulted in a non-cash expense of $21.7 million. The MedMen Convertible Note was valued based upon the estimated fair value of the collateral assets net of estimated disposal costs and has been reduced to reflect recent developments in restructuring efforts.

Subsequent to the impairment recorded during the fiscal year ended May 31, 2025, MedMen exited receivership and substantially all of its remaining assets were transferred to a new entity owned by MedMen’s secured creditors, including SH Acquisition. In connection with the foregoing, the Company disposed of its MedMen Convertible Note in exchange for an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization. See Note 11 (Long-term investments). This option was recorded as a Level 3 equity investment measured at fair value by assessing the discounted cash flows of SH Acquisition.

Litigation costs

Litigation costs of $3.9 million were expensed during the fiscal year ended May 31, 2026, compared $17.3 million in the prior fiscal year. Litigation costs include fees and expenses incurred in connection with defending and settling ongoing legacy inherited litigation matters, net of any judgments or settlement recoveries received from third parties. The decrease is related to period-to-period variability as litigation and settlement costs are non-recurring in nature. See Note 27 (Commitments and contingencies) for additional details.

Restructuring costs

In connection with the execution of our acquisition strategy and strategic transactions, the Company incurred non-recurring restructuring and exit costs associated with the integration efforts of these transactions. In connection with these efforts, during the fiscal year ended May 31, 2026, the Company incurred $13.1 million of restructuring charges compared to $34.3 million for the prior fiscal year period. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the fiscal period in which the plan is committed.

Within the Cannabis segment, during the fiscal year ended May 31, 2026, the Company incurred restructuring expenses totaling $6.3 million. These charges included $4.6 million associated with the restructuring of the Quebec facility to transition from vegetable cultivation to cannabis cultivation in response to increased global cannabis demand, $1.1 million related to employee termination severance and benefits associated with the reorganization of the Canadian cannabis commercial function, and $0.2 million related to the wind-down of certain non-operating entities. Additionally, the Company recognized $0.4 million related to its Fort Collins, CO partially vacant warehouse that was previously held for sale and was divested during the fiscal year ended May 31, 2026. See Note 6 (capital assets).

Within the Beverage segment, restructuring activities primarily related to Project 420, a business optimization plan designed to consolidate production, streamline operations, and improve the Company’s cost structure. Activities implemented under the plan included the closure and consolidation of certain brewery and related facilities, including Redhook, Terrapin, Atwater, Hop Valley, and Revolver, as well as costs incurred by the restructuring team established to execute the plan. Restructuring charges primarily consisted of employee termination severance and benefits, facility closure and exit costs, contract and other termination costs, costs associated with SKU rationalization activities, and other costs directly associated with the execution of the plan. During the fiscal year ended May 31, 2025, the Company accrued $8.5 million of restructuring charges related to these initiatives. During the fiscal year ended May 31, 2026, the related accrual was fully utilized. In addition, during the fiscal year ended May 31, 2026, the Company incurred $6.8 million of additional restructuring related expenses associated with these efforts, including costs related to facility closures, production consolidation, and other activities under Project 420. The Company expects these initiatives to be substantially completed by the end of fiscal 2027.

Transaction (income) costs, net

Transaction (income) costs, net, consists of acquisition related income and expenses, including legal fees, financial advisor and other third-party due diligence cost and expenses as well as any transaction related compensation. During the fiscal year ended May 31, 2026, transaction (income) costs, net increased 38% to $6.3 million from $4.5 million the prior fiscal year period as a result of higher transaction costs associated with the BrewDog Acquisition and Lyphe acquisition compared to the lower transaction costs associated with Craft Acquisition II in the prior fiscal year.

Non-operating income (expense), net

	For the year ended May 31,			Change		Change
(in thousands of US dollars)	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Change in fair value of convertible debenture payable	$—	$—	$(19,736)	$—	NM	$19,736	(100)%
Change in fair value of warrant liability	(3,495)	2,161	(1,436)	(5,656)	(262)%	3,597	(250)%
Foreign exchange gain (loss)	6,592	9,639	(4,086)	(3,047)	(32)%	13,725	(336)%
(Loss) gain on long-term investments	(4,533)	(5,550)	(217)	1,017	(18)%	(5,333)	2,458%
Unrealized loss on digital assets	(326)	—	—	(326)	NM	—	NM
Other non-operating (losses) gains, net	392	4,034	(12,367)	(3,642)	(90)%	16,401	(133)%
Total non-operating income (expense)	$(1,370)	$10,284	$(37,842)	$(11,654)	(113)%	$48,126	(127)%

For the fiscal year ended May 31, 2026, the Company recognized a change in fair value of its warrants, resulting in a loss of ($3.5) million compared to a gain of $2.2 million in the prior fiscal year, as a result of the change in our share price and the exercise price of the instrument. The Company recognized a gain of $6.6 million resulting from the changes in foreign exchange rates during the period compared to a gain of $9.6 million for the prior fiscal year period. The Company recognized a loss of $4.5 million on long-term investments, compared to a loss of $5.6 million for the prior period. The other non-operating (losses) gains, net were $0.4 million of gains for the fiscal year ended May 31, 2026, which was mainly comprised of a loss of $1.8 million on the change in fair value of assets held for sale related to the Fort Collins, CO partially vacant warehouse, as described in Note 6 (capital assets), offset by a gain of $2.0 million resulting from the exchange transaction of the TLRY 27 Note, as described in Note 16 (Convertible debentures payable). The other non-operating (losses) gains, net for the fiscal year ended May 31, 2025 were gains of $4.0 million and were mainly comprised of a $5.8 million gain resulting from the exchange transaction of the TLRY 27 Note, offset by a $1.0 million loss resulting from the downside protection from the Double Diamond Holdings note settlement.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have a standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net loss/net income before income taxes, net interest expense, depreciation and amortization, non-operating income (expense), net, purchase price accounting step-up on inventory, stock-based compensation, impairments, other than temporary change in fair value of convertible notes receivable, Project 420 business optimization, loss (gain) on sale of capital assets - non-operating facility, restructuring costs, transaction (income) costs, net, litigation costs net of recoveries, change in fair value of contingent consideration, and unrealized currency gains and losses.

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

For the fiscal year ended May 31, 2026, adjusted EBITDA increased by $6.1 million to $61.1 million compared to $55.0 million in the prior fiscal year as we continue to execute on our strategic plan.

	For the year ended May 31,			Change		Change
Adjusted EBITDA reconciliation:	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Net loss	$(105,158)	$(2,181,356)	$(222,404)	$2,076,198	(95)%	$(1,958,952)	881%
Income tax (recovery) expense	17,098	(121,017)	(26,616)	138,115	(114)%	(94,401)	355%
Interest expense, net	23,663	29,952	36,433	(6,289)	(21)%	(6,481)	(18)%
Non-operating income (expense), net	1,370	(10,284)	37,842	11,654	(113)%	(48,126)	(127)%
Amortization	67,601	133,490	126,913	(65,889)	(49)%	6,577	5%
Stock-based compensation	45,940	24,289	31,769	21,651	89%	(7,480)	(24)%
Change in fair value of contingent consideration	(15,000)	—	(15,790)	(15,000)	NM	15,790	(100)%
Impairment of intangible assets and goodwill	—	2,096,139	—	(2,096,139)	(100)%	2,096,139	NM
Other than temporary change in fair value of convertible notes receivable	—	21,661	42,681	(21,661)	(100)%	(21,020)	(49)%
Project 420 business optimization	200	2,600	—	(2,400)	(92)%	2,600	NM
Loss (gain) on sale of capital assets - non-operating facility	—	1,787	(3,987)	(1,787)	(100)%	5,774	(145)%
Purchase price accounting step-up	2,150	1,610	12,230	540	34%	(10,620)	(87)%
Facility start-up and closure costs	—	—	2,100	—	NM	(2,100)	(100)%
Litigation costs, net of recoveries	3,902	17,347	8,251	(13,445)	(78)%	9,096	110%
Restructuring costs	13,113	34,283	15,581	(21,170)	(62)%	18,702	120%
Transaction costs (income), net	6,260	4,534	15,462	1,726	38%	(10,928)	(71)%
Adjusted EBITDA	$61,139	$55,035	$60,465	$6,104	11%	$(5,430)	(9)%

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA adjusts for the following:

•	Non-cash amortization expenses and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	Stock-based compensation expenses, are non-cash expenses and are an important part of our compensation strategy;

•	Non-cash impairment charges, as the charges are not expected to be a recurring business activity;

•	Non-cash other than temporary write-down of convertible notes receivable, as the charges are not expected to be a recurring business activity;

•	Non-cash foreign exchange gains or losses, which accounts for the effect of both realized and unrealized foreign exchange transactions. Unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities;

•	Non-cash change in fair value of warrant liability;

•	Interest expense, net;

•	Costs incurred to start up new facilities, and to fund emerging market operations;

•	Transaction (income) costs, net, which includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation, which vary significantly by transaction and are excluded to evaluate ongoing operating results;

•	Project 420 business optimization costs;

•	Loss (gain) on sale of capital assets - non-operating facility;

•	Restructuring charges;

•	Litigation costs, net of favorable recoveries and the third party fees associated with defending these claims, includes costs related to legacy and non-operational litigation matters, legal settlements and recoveries;

•	Amortization of purchase accounting fair value step-up in inventory value included in costs of goods sold; and

•	Current and deferred income tax expenses and recoveries, which could be a significant recurring expense or recovery in our business in the future and reduce or increase cash available to us.

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

We use judgement in applying the acquisition method of accounting for business combinations and estimates to value contingent consideration, identifiable assets and liabilities assumed at the acquisition date. Judgement is used in determining whether an acquisition is a business combination or an asset acquisition. Judgment is also applied in determining the date on which control of certain acquired businesses was obtained, particularly in situations involving pending regulatory approvals, licensing transfers or other administrative matters, where management must evaluate all relevant facts and circumstances to determine the acquisition date for accounting purposes. We use judgement in applying the acquisition method of accounting for business combinations and estimates to value identifiable assets and liabilities at the acquisition date. Estimates are used to determine cash flow projections, including the period of future benefit, and future growth and discount rates, among other factors. In certain circumstances, management also considers whether economic obsolescence or other market participant assumptions should be reflected in the valuation of acquired assets, including where external economic factors, market conditions, asset utilization, or the transaction price indicate that replacement cost may not be representative of acquisition-date fair value. The values allocated to the acquired assets and liabilities assumed affect the amount of goodwill recorded on acquisition. Fair value of assets acquired and liabilities assumed is typically estimated using an income approach, which is based on the present value of future discounted cash flows. Significant estimates in the discounted cash flow model include the discount rate, rate of future revenue growth and profitability of the acquired business and working capital effects. The discount rate considers the relevant risk associated with the business-specific characteristics and the uncertainty related to the ability to achieve projected cash flows. These estimates and the resulting valuations require significant judgment. Management engages third party experts to assist in the valuation of material acquisitions.

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

New Standards and Interpretations Applicable Effective June 1, 2025

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

For the Company’s short-term liquidity requirements, we are focused on generating positive cash flows from operations and being free cash flow positive. Certain of our business segments, such as cannabis, are working capital intensive and have longer cash conversion cycles. In order to mitigate these effects, management continues to optimize our infrastructure, headcount, as well as the elimination of other discretionary operational costs. Additionally, the Company continues to work on improvements to the cash conversion cycles across its businesses and invest our excess cash in short-term marketable securities which are comprised of U.S. treasury bills, high grade corporate bonds and term deposits with major Canadian, European and Australian banks as well as in digital assets.

For the Company’s long-term liquidity requirements, we are focused on funding operations through profitable organic growth and through acquisitions of businesses that are accretive to earnings. We may need to take on additional debt or equity financing arrangements in order to achieve this strategic plan on a long-term basis.

On May 17, 2024, the Company entered into an equity distribution agreement with TD Securities (USA) LLC and Jefferies LLC in connection with an aggregate offering value of up to $250 million through an at-the-market equity program (“ATM Program”). During the fiscal year ended May 31, 2026, the Company issued 6,777,224 shares under the ATM Program generating gross proceeds of $74.7 million. The Company paid $1.6 million in commissions and other fees associated with these issuances generating net proceeds of $73.1 million. The Company intends to use the net proceeds from the ATM Program to fund strategic and accretive acquisitions or investments in businesses and capital expenditures for acquired businesses, including potential acquisitions of assets in the U.S. and internationally in order to capitalize on expected regulatory advancements or expansion opportunities. As of our second fiscal quarter ended November 30, 2025, the ATM program was completed.

On April 15, 2026, the Company entered into a separate ATM Program with Jefferies LLC, TD Securities (USA) LLC and Roth Capital Partners, LLC, pursuant to which the Company may offer and sell shares of the Company’s common stock, par value US$0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $180 million from time to time through the Agents, acting as sales agents, or directly to the Agents, acting as principals. During the fiscal year ended May 31, 2026, the Company issued 12,848,281 shares under this ATM Program, generating gross proceeds of $87.0 million at an average sales price of $6.77 per share. A substantial portion of these shares were issued on April 22 and April 23, 2026, during a period of increased trading activity and share price appreciation following developments related to the potential U.S. cannabis rescheduling process. The Company paid $2.1 million in commissions and other fees associated with these issuances generating net proceeds of $84.9 million. The Company intends to use the net proceeds from the ATM Program to fund strategic and accretive acquisitions or investments in businesses and capital expenditures for acquired businesses, including potential acquisitions of assets in the U.S. and internationally in order to capitalize on expected regulatory advancements or expansion opportunities.

All current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

Additionally, we are committed to optimizing our capital structure and enhancing financial flexibility as we intend to continue to opportunistically purchase or exchange equity for the TLRY 27 Notes prior to their underlying maturity date in June 2027, subject to market conditions. See Note 30 (Subsequent events), for additional transactions.

The following table sets forth the major components of our statements of cash flows for the periods presented:

	For the year ended May 31,			Change		Change
	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Net cash provided by (used in) operating activities	$(69,144)	$(94,599)	$(30,905)	$25,455	(27)%	$(63,694)	206%
Net cash provided by (used in) investing activities	(55,800)	(46,718)	128,349	(9,082)	19%	(175,067)	(136)%
Net cash (used in) provided by financing activities	130,994	133,506	(75,187)	(2,512)	(2)%	208,693	(278)%
Effect on cash of foreign currency translation	1,626	1,137	(549)	489	43%	1,686	(307)%
Cash and cash equivalents, beginning of period	221,666	228,340	206,632	(6,674)	(3)%	21,708	11%
Cash and cash equivalents, end of period	$229,342	$221,666	$228,340	$7,676	3%	$(6,674)	(3)%
Marketable securities	5,289	34,697	32,182	(29,408)	(85)%	2,515	8%
Cash, restricted cash and marketable securities(1)	$234,631	$256,363	$260,522	$(21,732)	(8)%	$(4,159)	(2)%

(1)

The cash, restricted cash and marketable securities presentation of our cash flows is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Cash, Restricted Cash and Marketable Securities” above for a discussion of these Non-GAAP Measures.

Cash flows from operating activities

Net cash used in operating activities was $69.1 million for the fiscal year ended May 31, 2026, compared to $94.6 million for the prior fiscal year period. Excluding the impact of changes in working capital, operating cash flow was $18.2 million compared to cash used in operations of $32.0 million in the prior fiscal year, which was negatively impacted by the integration of Craft Acquisition I and II.

Cash used in working capital was $87.3 million for the fiscal year ended May 31, 2026, compared to $62.6 million in the prior fiscal year. The current year use of working capital was primarily driven by the $43.7 million working capital impact of the BrewDog Acquisition, as well as inventory investments to support international cannabis growth. The significant components of the current year working capital change were as follows:

-

Accounts receivable. Accounts receivable increased by $66.4 million, including $51.7 million of trade receivables from sales generated by BrewDog following the acquisition. These receivables had not yet been collected as of May 31, 2026, as a result of the 60-90 day payment terms for BrewDog UK. The remaining $14.7 million increase in accounts receivable was primarily attributable to higher sales near the end of the fourth fiscal quarter in the international cannabis business and extended payment terms in certain international markets.

-

Prepaids and other current assets. Prepaid expenses and other current assets increased by $26.9 million, primarily driven by $20.7 million related to the BrewDog transaction. This included $14.4 million recorded in other receivables for amounts collected from customers and held in trust in connection with the BrewDog administration process, which were released subsequent to the fiscal year.

-

Inventory. Inventory increased by $13.4 million, including $1.1 million related to the BrewDog Acquisition, with the remaining increase primarily attributable to the international cannabis business as the Company managed permit delays and built inventory to support anticipated fiscal 2027 growth.

-

Accounts Payable. Accounts payable increased by $19.4 million, which partially offset the use of cash from other working capital items. The increase included $29.8 million of payables associated with the BrewDog Acquisition, partially offset by a $12.4 million decrease in payables primarily due to cash conversion terms in the beverage business and accelerated excise tax payments in Canada.

Cash flows from investing activities

Net cash used in investing activities was $55.8 million for the fiscal year ended May 31, 2026 compared to net cash used in investing activities of $46.7 million for the prior fiscal year period. The current year use of cash was primarily driven by $53.7 million of cash consideration paid for the BrewDog Acquisition, which was partially funded through proceeds from investments in marketable securities, compared to $18.0 million paid for Craft Acquisition II in fiscal 2025.

Cash flows from financing activities

Net cash provided by financing activities was $131.0 million for the fiscal year ended May 31, 2026, compared to net cash provided in financing activities of $133.5 million for the prior fiscal year period and remained largely unchanged.

Cash resources and working capital requirements

The Company constantly monitors and manages its cash flows to assess the liquidity necessary to fund operations. As of May 31, 2026, the Company had $234.6 million of cash and cash equivalents on hand, restricted cash and marketable securities, compared to $256.4 million in cash and cash equivalents as of May 31, 2025.

Working capital provides funds for the Company to meet its operational and capital requirements. As of May 31, 2026, the Company had working capital of $433.8 million. We historically financed our operations through the issuance of common stock, sale of convertible notes and revenue generating activities. While we believe we have sufficient cash to meet existing working capital requirements in the short term, we may need additional sources of capital and/or financing to meet our U.S. growth ambitions, expansion of our international operations and other strategic transactions. See Item 7A (Quantitative and Qualitative Disclosures About Market Risk).

Contractual obligations

We lease various facilities, under non-cancelable operating leases, which expire on various dates through September 2040:

	Operating	Finance
	leases	leases
2027	$16,724	$19,067
2028	15,588	19,067
2029	10,236	18,919
2030	6,671	18,683
Thereafter	13,200	148,357
Total minimum lease payments	$62,419	$224,093
Imputed interest	(15,694)	(99,306)
Obligations recognized	$46,725	$124,787

Purchase and other commitments

The Company has payments on long-term debt, refer to Note 15 (Long-term debt), convertible notes, refer to Note 16 (Convertible debentures payable), material purchase commitments and construction commitments as follows:

	Total	2027	2028	2029	2030	Thereafter
Long-term debt repayment	$139,178	18,160	41,708	49,833	3,677	25,800
Convertible debentures payable	88,000	—	88,000	—	—	—
Material purchase obligations	59,562	48,256	9,568	551	579	608
Construction commitments	663	663	—	—	—	—
Total	$287,403	$67,079	$139,276	$50,384	$4,256	$26,408

Except as disclosed elsewhere in this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes with respect to the contractual obligations of the Company during the year-to-date period except for those related to the Company’s acquisitions.

Contingencies

In the normal course of business, we may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on our consolidated financial statements. See Note 27 (Commitments and contingencies) for additional details.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company has exposure to the following risks from its use of financial instruments: credit; liquidity; currency rate; and, interest rate price.

(a)	Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure as of May 31, 2026 is the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaids and other current assets and convertible notes receivable. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, UK, Colombia, Argentina and the United States, with the exception of Lyphe which uses a digital bank. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

(b)	Liquidity risk

As of May 31, 2026, the Company’s financial liabilities consist of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, long-term debt, and convertible debentures which are due in June of 2027.

The Company maintains debt service charge and leverage covenants on certain loans secured by its Aphria Diamond facilities and ABC Group that are measured quarterly. The Company believes that it has sufficient operating room with respect to its financial covenants for the next fiscal year and does not anticipate being in breach of any of its financial covenants.

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position as of May 31, 2026, management regards liquidity risk to be low.

(c)	Currency rate risk

As of May 31, 2026, a portion of the Company’s financial assets and liabilities held in Canadian dollars, British Pound Sterling and Euros consist of cash and cash equivalents, convertible notes receivable, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. As of the date of this Form 10-K, the Company does not use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

(d)	Interest rate risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s outstanding debt. The Company manages interest rate risk by restricting the type of investments and varying the terms of maturity and issuers of marketable securities. Varying the terms to maturity reduces the sensitivity of the portfolio to the impact of interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Financial Position as of May 31, 2026 and 2025	68

Consolidated Statements of Loss and Comprehensive Loss for the Years ended May 31, 2026, 2025, and 2024	69

Consolidated Statements of Changes in Equity for the Years ended May 31, 2026, 2025, and 2024	70

Consolidated Statements of Cash Flows for the Years ended May 31, 2026, 2025, and 2024	71

Notes to the Consolidated Financial Statements	72

Report of Independent Registered Public Accounting Firm PCAOB ID 271	112

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

Tilray Brands, Inc.

Consolidated Statements of Financial Position

(In thousands of U.S. dollars)

	May 31,	May 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$225,977	$221,666
Restricted cash	3,365	—
Marketable securities	5,289	34,697
Accounts receivable, net	189,170	121,489
Inventory	301,192	270,882
Prepaids and other current assets	64,692	34,092
Assets held for sale	2,449	5,800
Total current assets	792,134	688,626
Capital assets	680,225	568,433
Operating lease, right-of-use assets	42,318	22,279
Digital assets	674	—
Intangible assets	42,779	21,423
Goodwill	752,350	752,350
Long-term investments	6,551	10,132
Other assets	10,981	11,084
Total assets	$2,328,012	$2,074,327
Liabilities
Current liabilities
Bank indebtedness	$8,775	$7,181
Accounts payable and accrued liabilities	318,088	235,322
Contingent consideration	—	15,000
Warrant liability	—	1,092
Current portion of lease liabilities	13,357	6,941
Current portion of long-term debt	18,160	14,767
Total current liabilities	358,380	280,303
Long - term liabilities
Lease liabilities	158,155	64,925
Long-term debt	120,425	148,493
Convertible debentures payable	79,529	86,428
Deferred tax liabilities, net	12,256	3,748
Other liabilities	4,400	855
Total liabilities	733,145	584,752
Commitments and contingencies (refer to Note 27)
Stockholders' equity
Common stock ($0.0001 par value; 1,416,000,000 common shares authorized;131,683,075 and 106,067,875 common shares issued and outstanding, respectively)(1)	132	106
Treasury Stock (589,217 and 200,422 treasury shares issued and outstanding, respectively)(1)	—	—
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Additional paid-in capital	6,627,056	6,401,657
Accumulated other comprehensive loss	(44,233)	(43,063)
Accumulated deficit	(4,968,623)	(4,847,226)
Total Tilray Brands, Inc. stockholders' equity	1,614,332	1,511,474
Non-controlling interests	(19,465)	(21,899)
Total stockholders' equity	1,594,867	1,489,575
Total liabilities and stockholders' equity	$2,328,012	$2,074,327

(1)Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025. See Note 2 (Basis of preparation).

The accompanying notes are an integral part of these consolidated financial statements.

Tilray Brands, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands of U.S. dollars, except share and per share amounts)

	For the years ended May 31,
	2026	2025	2024
Net revenue	$915,454	$821,309	$788,942
Cost of goods sold	655,013	580,739	565,591
Gross profit	260,441	240,570	223,351
Operating expenses:
General and administrative	203,629	167,324	167,358
Selling	49,328	56,039	37,233
Amortization	19,585	88,616	84,752
Marketing and promotion	42,290	37,048	41,933
Research and development	361	284	635
Change in fair value of contingent consideration	(15,000)	—	(15,790)
Impairment of intangible assets and goodwill	—	2,096,139	—
Other than temporary change in fair value of convertible notes receivable	—	21,661	42,681
Litigation costs, net of recoveries	3,902	17,347	8,251
Restructuring costs	13,113	34,283	15,581
Transaction costs (income), net	6,260	4,534	15,462
Total operating expenses	323,468	2,523,275	398,096
Operating loss	(63,027)	(2,282,705)	(174,745)
Interest expense, net	(23,663)	(29,952)	(36,433)
Non-operating income (expense), net	(1,370)	10,284	(37,842)
Loss before income taxes	(88,060)	(2,302,373)	(249,020)
Income tax expense (recovery), net	17,098	(121,017)	(26,616)
Net loss	$(105,158)	$(2,181,356)	$(222,404)
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(121,397)	(2,186,738)	(244,981)
Non-controlling interests	16,239	5,382	22,577
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	207	430	3,121
Comprehensive loss	$(104,951)	$(2,180,926)	$(219,283)
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(122,567)	(2,186,302)	(241,870)
Non-controlling interests	17,616	5,376	22,587
Weighted average number of common shares - basic(1)	111,832,375	89,032,602	74,264,948
Weighted average number of common shares - diluted(1)	111,832,375	89,032,602	74,264,948
Net loss per share - basic(1)	$(1.09)	$(24.56)	$(3.30)
Net loss per share - diluted(1)	$(1.09)	$(24.56)	$(3.30)

1Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025. See Note 2 (Basis of preparation).

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statemen

Tilray Brands, Inc.

Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars, except share amounts)

						Accumulated
	Number of		Number of		Additional	other		Non-
	common	Common	treasury	Treasury	paid-in	comprehensive	Accumulated	controlling
	shares[1]	stock	shares1	stock	capital	loss	Deficit	interests	Total
Balance at year ended May 31, 2023	65,665,546	$66	—	$—	$5,777,743	$(46,610)	$(2,415,507)	$14,251	$3,329,943
Share issuance - HEXO acquisition	3,970,596	4	—	—	65,158	—	—	—	65,162
Share issuance - settlement of contractual change of control severance incurred from HEXO acquisition	86,543	—	—	—	1,500	—	—	—	1,500
Share issuance - Double Diamond Holdings dividend settlement	2,478,099	2	—	—	47,702	—	—	(26,217)	21,487
Share issuance - HTI convertible note	1,818,116	2	—	—	52,311	—	—	—	52,313
Shares effectively repurchased for employee withholding tax	—	—	—	—	(4,860)	—	—	—	(4,860)
Equity component related to issuance of convertible debt, net of issuance costs	—	—	—	—	3,953	—	—	—	3,953
Share issuance - Settlement of litigation claims from MediPharm Labs Inc	157,315	—	—	—	3,477	—	—	—	3,477
Share issuance - Repurchase of TLRY 23 convertible note	700,000	1	—	—	20,457	—	—	—	20,458
Share issuance - Settlement of equity component of TLRY 23 convertible note	—	—	—	—	(1,672)	—	—	—	(1,672)
Share issuance - Repurchase of APHA 24 convertible note	7,348,415	8	—	—	140,653	—	—	—	140,661
Share issuance - At-the-Market (“ATM”) program	532,784	—	—	—	8,619	—	—	—	8,619
Share issuance - options exercised	429	—	—	—	—	—	—	—	—
Share issuance - RSUs exercised	434,695	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	31,769	—	—	—	31,769
Dividends declared to non-controlling interests	—	—	—	—	—	—	—	(10,349)	(10,349)
Comprehensive income (loss) for the period	—	—	—	—	—	3,111	(244,981)	22,587	(219,283)
Balance at year ended May 31, 2024	83,192,538	$83	—	$—	$6,146,810	$(43,499)	$(2,660,488)	$272	$3,443,178
Share issuance - At-the-Market (“ATM”) program	13,593,874	14	580,737	—	161,174	—	—	—	161,188
Share issuance - Repurchase of TLRY 27 convertible note	7,175,505	7	(781,159)	—	67,251	—	—	—	67,258
Share issuance - Settlement of TLRY 27 convertible note	—	—	—	—	(19,028)	—	—	—	(19,028)
Share issuance - Double Diamond Holdings dividend settlement	1,321,759	1	—	—	23,823	—	—	(25,368)	(1,544)
Share issuance - RSUs exercised	782,651	1	—	—	(1)	—	—	—	—
Share issuance - options exercised	1,548	—	—	—	—	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(2,661)	—	—	—	(2,661)
Stock-based compensation	—	—	—	—	24,289	—	—	—	24,289
Disposal of SH Acquisition non-controlling interests	—	—	—	—	—	—	—	(2,179)	(2,179)
Comprehensive income (loss) for the period	—	—	—	—	—	436	(2,186,738)	5,376	(2,180,926)
Balance at year ended May 31, 2025	106,067,875	$106	(200,422)	$—	$6,401,657	$(43,063)	$(4,847,226)	$(21,899)	$1,489,575
Share issuance - At-the-Market (“ATM”) program	19,625,505	20	—	—	157,954	—	—	—	157,974
Share issuance - Repurchase of TLRY 27 convertible note	3,138,878	3	(379,420)	—	17,157	—	—	—	17,160
Share issuance - Settlement of TLRY 27 convertible note	—	—	—	—	(4,394)	—	—	—	(4,394)
Share issuance - Double Diamond Holdings dividend settlement	861,707	1	—	—	14,821	—	—	(15,182)	(360)
Share issuance - Warrant exercised	620,900	1	—	—	6,954	—	—	—	6,955
Fractional shares cancelled pursuant to Reverse Stock Split	(20,652)	—	—	—	(159)	—	—	—	(159)
Shares effectively repurchased for employee withholding tax	—	—	—	—	(1,427)	—	—	—	(1,427)
Share issuance - Lyphe acquisition	398,666	—	—	—	2,795	—	—	—	2,795
Share issuance - RSUs exercised, net of cancellations	990,196	1	(9,375)	—	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	31,699	—	—	—	31,699
Comprehensive income (loss) for the period	—	—	—	—	—	(1,170)	(121,397)	17,616	(104,951)
Balance at year ended May 31, 2026	131,683,075	$132	(589,217)	$—	$6,627,056	$(44,233)	$(4,968,623)	$(19,465)	$1,594,867

1Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025. See Note 2 (Basis of preparation).

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statemen

Tilray Brands, Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars, except share amounts)

	For the year ended May 31,
	2026	2025	2024
Cash provided by (used in) operating activities:
Net loss	$(105,158)	$(2,181,356)	$(222,404)
Adjustments for:
Income tax expense (recovery), net	17,098	(121,017)	(38,872)
Unrealized foreign exchange (gain) loss	(9,543)	(18,218)	3,756
Amortization	67,601	133,490	126,913
Loss (gain) on sale of capital assets	(509)	928	(4,198)
Accretion of convertible debt discount	7,914	10,863	14,459
Impairments	—	2,096,139	—
Other than temporary change in fair value of convertible notes receivable	—	21,661	42,681
Unrealized loss on digital assets	326	—	—
Other non-cash items	1,518	(2,203)	13,626
Stock-based compensation	45,940	24,289	31,769
Loss on long-term investments	4,533	5,550	4,855
Loss (gain) on derivative instruments	3,495	(2,161)	21,172
Change in fair value of contingent consideration	(15,000)	—	(15,790)
Change in non-cash working capital:
Accounts receivable	(66,423)	(17,801)	(6,575)
Prepaids and other current assets	(26,898)	(8,264)	13,069
Inventory	(13,439)	(13,561)	(15,578)
Accounts payable and accrued liabilities	19,401	(22,938)	212
Net cash used in operating activities	(69,144)	(94,599)	(30,905)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(32,987)	(32,917)	(29,249)
Proceeds from disposal of capital and intangible assets	3,507	6,824	8,509
Investment in digital assets	(1,000)	—	—
Sale (purchase) of marketable securities, net	29,408	(2,515)	209,715
Investment in long-term investments	(3,595)	—	—
Proceeds from long-term investments	2,566	—	—
Business acquisitions, net of cash acquired	(53,699)	(18,110)	(60,626)
Net cash provided by (used in) investing activities	(55,800)	(46,718)	128,349
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	157,974	161,188	8,619
Cash paid in lieu of fractional shares	(159)	—	—
Proceeds from warrants	2,367	—	—
Proceeds from long-term debt	—	3,450	32,621
Repayment of long-term debt	(25,353)	(15,506)	(22,402)
Proceeds from convertible debt	—	—	21,553
Repayment of convertible debt	—	(330)	(107,330)
Repayment of lease liabilities	(5,429)	(2,900)	(2,900)
Net increase (decrease) in bank indebtedness	1,594	(10,852)	(5,348)
Dividend paid to NCI	—	(1,544)	—
Net cash provided by (used in) financing activities	130,994	133,506	(75,187)
Effect of foreign exchange on cash and cash equivalents	1,626	1,137	(549)
Net decrease in cash and cash equivalents	7,676	(6,674)	21,708
Cash and cash equivalents, beginning of year	221,666	228,340	206,632
Cash and cash equivalents, end of year	$229,342	$221,666	$228,340

Within the consolidated statements of cash flows, cash and cash equivalents includes $3,365 of restricted cash as of May 31, 2026, and $nil as of May 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Tilray Brands, Inc.

Notes to the Consolidated Financial Statements

(In thousands of U.S. dollars, except share and per share amounts)

1.	Description of business

Tilray Brands, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company”, “Tilray”, “we”, “us” and “our”) is a leading global lifestyle consumer products company, which was incorporated on January 24, 2018 and is headquartered in Leamington and New York, with operations in Canada, the United States, Europe, Australia, and Latin America. Tilray’s mission is to be the trusted partner for its patients and consumers by providing them with a cultivated experience and health and wellbeing through high-quality, differentiated brands and innovative products. Focused in cannabis research, cultivation and distribution, Tilray’s production platform supports over 20 brands in over 20 countries, including beverages, comprehensive cannabis offerings, and hemp-based foods.

2.	Basis of preparation

The policies applied in these consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

These consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments and digital assets that are measured at fair value, as detailed in the Company’s accounting policies.

Foreign currency

These consolidated financial statements are presented in U.S. dollars (“USD”), which is the Company’s reporting currency; however, the functional currency of the entities in these financial statements are their respective local currencies, including Canadian dollar, USD, Euro, Australian dollar, Argentinian peso, Colombian peso, and British Pound Sterling.

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

Basis of consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. In certain circumstances, such as with the BrewDog US acquisition, the Company may also consolidate an entity or a group of acquired assets and assumed liabilities where the Company has obtained effective control over the relevant operations, notwithstanding that certain regulatory approvals, licensing transfers, or other administrative matters remain pending as of the date control is obtained. In such cases, consolidation commences on the date the Company obtains the power to direct the relevant activities and is exposed to the variable returns of the operations, consistent with the guidance in ASC 810 and, where applicable, the acquisition date determined under ASC 805, see Note 9 (Business combinations).

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

All issued and outstanding Common Stock, per share amounts, and outstanding equity instruments and awards exercisable into Common Stock contained in the consolidated financial statements of the Company and notes thereto have been retroactively adjusted to reflect the Reverse Stock Split for all prior periods presented.

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

The significant accounting policies used by the Company are as follows:

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments that are both readily convertible into known amounts of cash with original maturities of three months or less. Cash and cash equivalents include amounts held in United States dollar, Canadian dollar, Euro, Australian dollar, Colombian peso, Argentine peso, British Pound Sterling, and corporate bonds, commercial paper, treasury bills and money market funds.

Restricted cash

We classify cash that is legally or contractually restricted as to withdrawal or usage as restricted cash. As of  May 31, 2026, the Company reported $3,365 of restricted cash related to the funds held in trust in connection with the acquisition of BrewDog, which was completed on  March 2, 2026.

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

Assets held for sale

We classify capital assets that are available for immediate sale in their present condition, which the Company has approved the action or plan to sell, and the sale is probable within one year, as assets held for sale. As of  May 31, 2026, the Company reported $2,449 in assets held for sale related to Atwater Brewing from its Beverage reporting unit, see Note 6 (Capital assets). Assets held for sale are measured at the lower of carrying amount and the fair value less costs to sell, and are no longer depreciated. Disposition of assets held for sale are recorded in the consolidated statement of net loss and comprehensive loss.

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

Multi-year sports and other sponsorships rights are capitalized in Licenses, permits & applications and are amortized over the life of the contract.

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

Impairment of goodwill and indefinite-lived intangible assets

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We operate in four operating segments, which are our reporting units, and goodwill is allocated at the operating segment level. The Company reviews goodwill and indefinite-lived intangible assets annually for impairment in the fourth quarter, or more frequently if events or circumstances indicate that the carrying amount of an asset may not be recoverable.

In performing its annual goodwill impairment test, the Company first assesses qualitative factors including macroeconomic factors, industry trends, cost factors, overall financial performance and the Company’s share price and resultant market value capitalization in comparison to its book value to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If further testing is required, the Company estimates the fair value of the reporting unit using valuation approaches that may include discounted cash flow, market, and asset-based methodologies. These analyses require significant judgment, including assumptions related to future cash flows, long-term growth rates, probability of anticipated EU and U.S. cannabis regulatory changes, profitability, and discount rates. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill.

Leases

Arrangements containing leases are evaluated as an operating or finance lease at lease inception. For operating leases, the Company recognizes an operating lease right-of-use (“ROU”) asset and operating lease liability at lease commencement based on the present value of lease payments over the lease term. With the exception of certain finance leases, an implicit rate of return is not readily determinable for the Company's leases. For these leases, an incremental borrowing rate is used in determining the present value of lease payments and is calculated based on information available at the lease commencement date.

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

Warrants

Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815 Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value are recognized as change in fair value of the warrant liability in the consolidated statements of loss and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are immediately expensed in the statements of loss and comprehensive loss. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) attributable to stockholders of Tilray Brands, Inc. by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing reported net income (loss) attributable to stockholders of Tilray Brands, Inc. by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options, warrants, and RSUs and the incremental shares issuable upon conversion of the convertible debentures and similar instruments. Shares of common stock outstanding under the share lending arrangement entered into in conjunction with the TLRY 27 Notes, see Note 16 (Convertible debentures payable) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required to refund any dividends paid on the shares lent under the share lending arrangement.

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. For the fiscal years ended  May 31, 2026 and  May 31, 2025, the dilutive potential common share equivalents outstanding consisted of the following: 7,583,186 and 2,132,358 common shares from RSUs, 303,148 and 303,139 common shares from share options, nil and 620,900 common shares for warrants and 3,314,080 and 3,954,802 common shares for convertible debentures, respectively. Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on  December 2, 2025.

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

The Company's digital assets are initially recorded at cost, and are subsequently measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices in its principal market for Bitcoin (Level 1). Changes in fair value are recognized as incurred in the Company's consolidated statement of income (loss) and comprehensive income (loss), as “Unrealized (gain) loss on digital assets,” within non-operating (income) and expenses, net. Cash flows associated with the purchase and sale of digital assets are classified as investing activities in the Company's consolidated statements of cash flows.

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

Goodwill and indefinite-lived intangible asset impairment testing require management to make estimates in the impairment testing model. On at least an annual basis, the Company tests whether goodwill and indefinite-lived intangible assets are impaired. Impairment of definite long-lived assets is influenced by judgment in defining a reporting unit and determining the indicators of impairment, and estimates used to measure impairment losses. Management uses significant judgement in assessing the qualitative factors to be considered in the qualitative goodwill impairment assessment, including macroeconomic factors, industry trends, cost factors, overall financial performance and the Company’s share price and resultant market value capitalization in comparison to its book value.

The reporting unit’s fair value is determined using discounted future cash flow models, which incorporate assumptions regarding future events, specifically future cash flows, growth rates, probability of anticipated EU and U.S. cannabis regulatory changes and discount rates.

Business combinations – Judgement is used in determining whether an acquisition is a business combination or an asset acquisition. Judgment may also be required in determining the date on which control of an acquired business is obtained, particularly in situations involving pending regulatory approvals, licensing transfers or other administrative matters, where management must evaluate all relevant facts and circumstances to determine the acquisition date for accounting purposes. We use judgement in applying the acquisition method of accounting for business combinations and estimates to value contingent consideration, identifiable assets and liabilities assumed at the acquisition date. Estimates are used to determine cash flow projections, including the period of future benefit, and future growth and discount rates, among other factors. In certain circumstances, management also considers whether economic obsolescence or other market participant assumptions should be reflected in the valuation of acquired assets, including where external economic factors, market conditions, asset utilization, or the transaction price indicate that replacement cost may not be representative of acquisition-date fair value. The values allocated to the acquired assets and liabilities assumed affect the amount of goodwill recorded on acquisition. Fair value of assets acquired and liabilities assumed is typically estimated using an income approach, which is based on the present value of future discounted cash flows. Significant estimates in the discounted cash flow model include the discount rate, rate of future revenue growth and profitability of the acquired business and working capital effects. The discount rate considers the relevant risk associated with the business-specific characteristics and the uncertainty related to the ability to achieve projected cash flows. These estimates and the resulting valuations require significant judgment. Management engages third party experts to assist in the valuation of material acquisitions.

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

New accounting pronouncements recently adopted

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted ASU 2024-04 beginning  June 1, 2025, however, it did not have any impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis. We adopted ASU 2023-09 in our Form 10-K for the period ended May 31, 2026, on a prospective basis, see Note 12 (Income taxes and deferred income taxes).

4.	Inventory

Inventory is comprised of:

	May 31,	May 31,
	2026	2025
Beverage inventory	$80,723	$63,965
Plants	38,253	24,045
Dried cannabis	106,467	103,507
Cannabis derivatives	5,463	7,877
Cannabis vapes	1,649	1,860
Packaging and other inventory items	14,255	15,366
Distribution inventory	40,054	38,735
Wellness inventory	14,328	15,527
Total	$301,192	$270,882

Included in cost of goods sold for the fiscal year ended May 31, 2026 and  May 31, 2025 are $nil and $1,610 of fair value step up adjustments under purchase accounting (PPA) for beverage inventory sold during the course of the fiscal year, respectively.

5.	Related party transactions

In the normal course of business, the Company enters into related party transactions with certain entities under common control and joint ventures as detailed below.

Solana Life Group, S. de R.L.

On October 13, 2025, the Company entered into a strategic partnership for medical cannabis operations in Panama. Under this partnership, the Company holds a 25% equity interest in Solana Life Group, S. de R.L., a Panamanian entity. The joint venture is engaged in the importation, distribution, and commercialization of medical cannabis products in Panama. During the fiscal year ended May 31, 2026, there were no transactions with this entity.

RIKI Ventures, LLC

The Company entered into a strategic partnership on December 12, 2022 with RIKI Ventures, LLC. in which the Company had a joint venture arrangement with a 50% ownership and voting interest. This venture was held by our craft beverage company Breckenridge. During the fiscal year ended May 31, 2025, there were no transactions with this entity and the Company dissolved its membership interest in RIKI Ventures, LLC. During the fiscal year ended May 31, 2026, as a result of the sold membership interest, RIKI Ventures paid a termination fee of $77 that was recorded within the Consolidated Statement of Loss, within other non-operating (losses) gains, net.

The Company also has the following related party employment arrangements. Benjamin Persofsky (son of Director, Renah Persofsky) is employed as Senior Legal Counsel in the Company’s legal department. Garrett Simon (son of Irwin Simon) is employed in the Company’s beverage marketing group. In Fiscal Year 2026, (i) Mr. Persofsky earned total compensation equal to $130 and (ii) Mr. Simon earned total compensation equal to £90 ($127). Their respective compensation amounts are commensurate with that of similarly situated employees at other companies. The Company’s Board of Directors, through its Audit Committee, reviewed and approved these related party transactions.

6.	Capital assets

Capital assets consisted of the following:

	May 31,	May 31,
	2026	2025
Land	$59,764	$44,529
Production facility	464,415	407,650
Equipment	283,778	280,585
Leasehold improvement	32,954	20,415
Finance lease, right-of-use assets	117,976	40,308
Construction in progress	10,009	11,241
	$968,896	$804,728
Less: accumulated amortization	(288,671)	(236,295)
Total	$680,225	$568,433

The Company performs ongoing impairment assessments whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. During the fiscal years ended  May 31, 2026 and May 31, 2025, after completing an assessment for indicators of impairment, it was determined that the asset groups were recoverable and as a result there were $nil impairments during the respective fiscal years.

Assets held for sale consisted of the following:

	May 31,	May 31,
	2026	2025
Production facilities	$—	$5,800
Equipment	979	—
Leasehold improvements	493	—
Operating lease, right-of-use assets	977	—
Total	$2,449	$5,800

As of May 31, 2025, the Company classified $5,800 of the Fort Collins, CO partially vacant warehouse facility from its Cannabis reporting segment as assets held for sale. During the fiscal year ended May 31, 2026, the Company completed the sale of the Fort Collins asset group. The loss on the disposition of the Fort Collins asset group was recorded in the consolidated statement of net loss and comprehensive loss.

Additionally, during the fiscal year ended May 31, 2026, the Company classified the assets of Atwater Brewing, with a carrying value of $2,449 from its Beverage reporting unit, as assets held for sale. These assets were acquired on September 1, 2024 as part of the transaction referred to as “Craft Acquisition II.” Following management’s assessment of facility utilizations, it was determined that such assets would be held for sale. Assets held for sale are measured at the lower of carrying amount and the fair value less costs to sell and are no longer depreciated. Changes in the carrying amount are recorded in the consolidated statement of net loss and comprehensive loss.

7.	Leases

The Company has operating leases for facilities, office spaces, production equipment and vehicles.

Leases have varying terms with remaining lease terms of up to approximately 30 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		May 31,	May 31,
	Classification on Balance Sheet	2026	2025
Assets
Finance lease, right-of-use assets	Capital assets	$117,976	$40,308
Operating lease, right-of-use assets	Operating lease, right-of-use assets	42,318	22,279
Total right-of-use asset		$160,294	$62,587
Liabilities
Current:
Current portion of finance lease liabilities	Current portion of lease liabilities	$5,105	$1,560
Current portion of operating lease liabilities	Current portion of lease liabilities	8,252	5,381
Non-current:
Finance lease liabilities	Lease liabilities	119,682	44,295
Operating lease liabilities	Lease liabilities	38,473	20,630
Total lease liabilities		$171,512	$71,866

For the fiscal year ended May 31, 2026, the Company had $4,980 of operating lease expenses, which included an offset of $nil for sublease income. For the fiscal year ended May 31, 2025, the Company had $3,453 of operating lease expenses, which included an offset of $761 for sublease income.

Included in the total lease liabilities is $985 related to disposal groups classified as held for sale. See Note 6 (Capital Assets).

The following table presents the future undiscounted payments associated with lease liabilities as of May 31, 2026:

	Operating	Finance
	leases	leases
2027	$16,724	$19,067
2028	15,588	19,067
2029	10,236	18,919
2030	6,671	18,683
Thereafter	13,200	148,357
Total minimum lease payments	$62,419	$224,093
Imputed interest	(15,694)	(99,306)
Obligations recognized	$46,725	$124,787

8.	Intangible assets

Intangible assets are comprised of the following:

	Customer relationships & distribution channel	Licenses, permits & applications	Intellectual property, trademarks, knowhow & brands	May 31,
				2026
Cost	$6,793	$24,573	$26,633	$57,999
Accumulated amortization	(264)	(5,707)	(9,249)	(15,220)
Total	$6,529	$18,866	$17,384	$42,779

As of  May 31, 2026, the Company also has the following intangible assets which have been fully impaired; $444,208 of customer relationships and distribution channels, $367,022 of licenses, permits and applications, and $452,530 of intellectual property, trademarks, know-how and brands.

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

As of May 31, 2026, included in licenses, permits & applications are multi-period sponsorship rights of $18,783 and $nil of indefinite-lived intangible assets compared to $15,047 and $nil as of May 31, 2025, respectively. See Note 3 (Significant accounting policies) for additional details.

The Company’s indefinite-lived intangible assets were fully impaired in prior periods and had no remaining carrying value as of May 31, 2026. The Company performed the annual impairment test on its finite-lived intangible assets, management assessed for asset specific indicators of impairment during the fourth quarter ended May 31, 2026, and determined there were no impairments to finite-lived intangible assets during the year ended  May 31, 2026.

During the fiscal year ended May 31, 2025, the Company recorded non-cash impairments of $334,207 related to its finite-lived customer relationships & distribution channel, $186,649 related to its licenses, permits & applications, which were considered indefinite-lived intangible assets and $327,059 related to its finite-lived intellectual property, trademarks, knowhow & brands. This impairment charge resulted in a corresponding income tax recovery of $121,436, resulting in the corresponding reduction in deferred tax liabilities. In calculating the impairment charge, using an income approach, the Company used a discount rate of 10.00%-14.50%, a terminal growth rate of 2%, and an average revenue growth rate of 5%-30% over 5 years to correlate with the cash flows anticipated with the individual intangible assets that were assessed. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to the impairment recorded.

During the fiscal year ended May 31, 2024, there were no impairments to indefinite-lived intangible assets.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Amortization
2027	$13,563
2028	13,563
2029	4,130
2030	4,130
2031	4,130
Thereafter	3,263
Total	$42,779

9.	Business Acquisitions

Acquisition of Craft Beverage Business Portfolio II

Effective  September 1, 2024, the Company acquired four craft beer brands and breweries from Molson Coors Beverage Company (“Molson”) including Atwater Brewery, Hop Valley Brewing Company, Terrapin Beer Co., and Revolver Brewing (the “Craft Acquisition II”). The purpose of the acquisition was to continue broadening Tilray’s beverage brand strategy. In consideration for the acquisition, the Company paid a total purchase price of $22,979 in cash, which was subject to certain customary post-closing working capital adjustments.

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

In the event that the Craft Acquisition II had occurred on  June 1, 2024, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $nil for the fiscal year ended May 31, 2026 and approximately $13,700 for the fiscal year ended May 31, 2025, and its net loss and comprehensive net loss would have increased by approximately $nil for the fiscal year ended May 31, 2026, and $5,500 for the fiscal year ended May 31, 2025. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Craft Acquisition II.

Acquisition of BrewDog

BrewDog UK I

On  March 2, 2026, Tilray Brands UK Ltd (“Tilray UK”), a wholly owned subsidiary of the Company, entered into a Business and Asset Sale Agreement (the “BrewDog BASA”). Under the BrewDog BASA, Tilray UK acquired certain business operations and assets of BrewDog plc and certain of its subsidiary undertakings (collectively, the “BrewDog Group”) through a pre-packaged administration process in Scotland under the Insolvency Act 1986, with the intent for Tilray UK to carry on the acquired business operations and assets as a going concern. The assets acquired included the brewery and distillery located in Ellon, Aberdeenshire, Scotland (the “UK Brewery”), the on-line business, the retail business, 11 of the BrewDog strategic pubs in Scotland, England and Ireland and all the world-wide intellectual property rights relating to the BrewDog brand, including sub-brands such as Punk IPA, Hazy Jane, Wingman, Elvis Juice and Dead Pony Club. The purpose of the acquisition is to broaden Tilray’s beverage brand strategy into international markets. In consideration for the acquisition, the Company paid a total cash purchase price of £33,000 ($44,220).

BrewDog Australia

On  March 9, 2026, the Company acquired BrewDog Brewing Australia Pty Ltd., which included BrewDog’s Australian brewery, along with two hospitality venues in Australia. The purpose of the acquisition is to continue broadening Tilray’s beverage brand strategy into international markets. In consideration for the acquisition, the Company paid nominal consideration.

BrewDog UK II

On  March 23, 2026, the Company acquired 5 additional BrewDog pubs in Scotland and England. The purpose of the acquisition is to broaden Tilray’s beverage brand strategy into international markets. In consideration for the acquisition, the Company paid a total purchase price of £418 ($560).

BrewDog U.S.

On  March 16, 2026, Tilray BrewDog U.S., Inc., a wholly-owned subsidiary of the Company, entered into an asset purchase agreement to acquire certain strategic BrewDog assets in the U.S., including a brewery, pub, and hotel in Columbus, Ohio, as well as pubs located in New Albany, Ohio, Cleveland, Ohio, and Las Vegas, Nevada. The Company obtained control of the acquired assets and assumed liabilities on April 1, 2026, which represents the acquisition date for accounting purposes under ASC 805, notwithstanding certain regulatory approvals that remained pending as of that date. The purpose of the acquisition is to broaden Tilray’s beverage brand strategy. In consideration for the acquisition, the Company paid a total purchase price of $9,293 for BrewDog’s U.S. assets, subject to customary post‑closing adjustments.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value  may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed for the BrewDog acquisitions at the effective acquisition dates as follows:

	BrewDog UK I	BrewDog AUS	BrewDog UK II	BrewDog US	Total
	March 2,	March 9,	March 23,	April 1,
	2026	2026	2026	2026
Consideration
Cash consideration	$44,220	$—	$560	$9,293	$54,073
Net assets acquired
Current assets
Cash and cash equivalents	159	392	—	19	570
Accounts receivable	336	797	—	—	1,133
Inventory	16,173	604	—	2,098	18,875
Prepaids and other current assets	159	322	—	—	481
Long-term assets
Capital assets	60,664	2,769	1,738	7,176	72,347
Finance lease, right-of-use assets	44,640	17,318	—	17,881	79,839
Operating lease, right-of-use assets	16,713	—	5,213	3,697	25,623
Intangible assets	10,762	—	—	—	10,762
Total assets	149,606	22,202	6,951	30,871	209,630
Current liabilities
Accounts payable and accrued liabilities	44,033	4,885	1,177	—	50,095
Current portion of finance lease liabilities	2,827	72	—	466	3,365
Current portion of operating lease liabilities	2,088	—	459	299	2,846
Long - term liabilities
Finance lease liabilities	41,813	17,245	—	17,415	76,473
Operating lease liabilities	14,625	—	4,755	3,398	22,778
Total liabilities	105,386	22,202	6,391	21,578	155,557
Total net assets acquired	$44,220	$—	$560	$9,293	$54,073

In the event that the BrewDog acquisition had occurred on  June 1, 2025, the Company would have had, on an unaudited proforma basis for the asset groups purchased, additional net revenue of approximately $190,198 and its net loss and comprehensive net loss would have increased by approximately $41,428 for the fiscal year ended May 31, 2026. In the event that the BrewDog acquisition had occurred on  June 1, 2024, the Company would have had, on an unaudited proforma basis for the asset groups purchased, additional net revenue of approximately $276,533 and its net loss and comprehensive net loss would have increased by approximately $32,288 for the fiscal year ended May 31, 2025. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the BrewDog acquisition.

Acquisition of Lyphe

On April 15, 2026, the Company issued 398,666 shares of the Company’s Common Stock, as partial consideration pursuant to the share purchase agreement for the acquisition of the Lyphe Group. The purpose of the acquisition was driven by a strategic rationale tied to growth, vertical integration, and expansion in Europe, especially the UK medical cannabis market. In consideration for the acquisition, the Company paid a total purchase price of $3,074 (£2,200) which consisted of stock consideration of $2,795 and $279 of cash consideration.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value  may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed for the Lyphe acquisition at the effective acquisition date as follows:

Amount
Consideration
Shares	$2,795
Cash consideration	279
Net assets acquired
Current assets
Cash and cash equivalents	83
Accounts receivable	125
Inventory	146
Prepaids and other current assets	118
Long-term assets
Capital assets	34
Intangible assets	4,328
Total assets	4,834
Current liabilities
Accounts payable and accrued liabilities	1,760
Total liabilities	1,760
Total net assets acquired	$3,074

In the event that the Lyphe acquisition had occurred on  June 1, 2025, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $3,041 for the fiscal year ended May 31, 2026 and its net loss and comprehensive net loss would have increased by approximately $1,573 for the fiscal year ended May 31, 2026. In the event that the Lyphe acquisition had occurred on  June 1, 2024, the Company would have had, on an unaudited proforma basis, additional net revenue of approximately $4,041 for the fiscal year ended May 31, 2025 and its net loss and comprehensive net loss would have increased by approximately $723 for the fiscal year ended May 31, 2025. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Lyphe acquisition.

10.	Goodwill

The following tables shows the carrying amount of goodwill as of May 31, 2026 and as of May 31, 2025:

May 31,
2026
Cannabis Goodwill	$2,640,669
Accumulated impairment losses	(1,888,319)
Total	$752,350

	Reporting Units				May 31,
	Beverage	Cannabis	Wellness	Distribution	2025
Goodwill	$120,802	$2,640,669	$77,470	$4,458	$2,843,399
Accumulated impairment losses	(120,802)	(1,897,431)	(68,186)	(4,235)	(2,090,654)
Effect of foreign exchange	—	9,112	(9,284)	(223)	(395)
Total	$—	$752,350	$—	$—	$752,350

The Company performed the annual impairment test during the fourth quarter ended  May 31, 2026 by completing a qualitative assessment of relevant events and circumstances. Based on this assessment, the Company determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. Accordingly, no further goodwill impairment testing was performed and no goodwill impairment charges were recognized during the period.

In the fiscal year ended May 31, 2025, the Company identified indicators of impairment based on a combination of factors, including a sustained decline in market capitalization, driven in part by uncertainty related to changes in U.S. and global economic conditions, including slower-than-anticipated progress in global cannabis legalization and continued declines in the craft beer industry. In addition, changes in non-discretionary market inputs, including increases in the Company’s discount rate, negatively impacted the estimated future cash flows of its reporting units. As a result, the Company concluded it was more likely than not that the fair value of certain reporting units was less than their carrying amounts as of May 31, 2025. Accordingly, the Company utilized the income approach, which uses future discounted cash flows, to determine the fair value of each reporting unit. As a result, the Company recorded non-cash impairment charges of $1,070,000 of cannabis goodwill, $120,815 of beverage goodwill, $53,173 of wellness goodwill and $4,235 of distribution goodwill. The non-cash charge had no impact on the Company’s compliance with debt covenants at  May 31, 2025, its cash flows or available liquidity.

In the Company’s cannabis goodwill assessment, the Company used a discount rate of 14.50%, a terminal growth rate of 5%, and an average revenue growth rate of 34% over 5 years, based on an 65% and 25% average probability of anticipated EU and U.S. cannabis legalization, respectively and/or changes in drug policy in various countries within the next 5 years. A 1% increase in the discount rate would result in an additional $133,800 in impairment, a 1% decrease in the terminal growth rate would result in an additional $93,500 in impairment, a 5% decrease in the average growth rate would result in an additional $23,400 in impairment, a 5% decrease in the probability of EU cannabis legalization would result in an additional $44,000 in impairment and a 5% decrease in the probability of US cannabis legalization would result in an additional $17,100 in impairment. Changes to those probabilities resulting in continued delays in or cessation of legalization of cannabis within the United States and internationally, or adverse regulatory changes to existing legislation, could have an unfavorable impact on the estimated future cash flows, and ultimately, the fair value of the cannabis reporting unit, which  may result in a material impairment expense recognized in future reporting periods.

In the Company’s beverage goodwill assessment, the Company used a discount rate of 10.00%, a terminal growth rate of 2%, and an average revenue growth rate of 2% over 5 years, which brought the remaining beverage goodwill balance to $nil.

In the Company’s wellness goodwill assessment, the Company used a discount rate of 12.25%, a terminal growth rate of 2%, and an average revenue growth rate of 7% over 5 years, which brought the remaining wellness goodwill balance to $nil.

In the Company’s distribution goodwill assessment, the Company recorded $4,235 of impairments which brought the remaining distribution goodwill balance to $nil.

For the fiscal year ended  May 31, 2024, the Company recognized $nil impairment expense.

11.	Long-term investments

Long-term investments are comprised of the following items:

	May 31,	May 31,
	2026	2025
Equity investments measured at fair value	$2,187	$1,972
Equity investments under measurement alternative	4,364	8,160
Total	$6,551	$10,132

The Company’s equity investments at fair value consist of publicly traded shares, equity interest in non-traded companies and warrants held by the Company. As of  May 31, 2026 and May 31, 2025, included within equity investment under measurement alternative is an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization valued at $4,364 and $8,160 respectively. See Note 28 (Financial risk management and financial instruments).

For the fiscal year ended May 31, 2026, the Company acquired $3,595 equity investments measured at fair value, which were subsequently sold for proceeds of $2,566 on the sale of investments, and recognized $812 of losses due to the change in fair value. Additionally, the Company recognized $3,796 of losses due to the change in fair value of equity investments under measurement alternative.

For the fiscal years ended May 31, 2025 and 2024, the Company recognized fair value changes of $5,500 and $217, respectively. See Note 28 (Financial risk management and financial instruments) for additional details.

12.	Income taxes and deferred income taxes

Income (loss) before income taxes includes the following components:

	For the year ended May 31,
	2026	2025	2024
United States	$(115,357)	$(1,648,187)	$(126,735)
Canada	(17,409)	(277,811)	(106,822)
Other countries	44,706	(376,375)	(15,463)
	$(88,060)	$(2,302,373)	$(249,020)

The (recoveries) expense for income taxes consists of:

For the year ended
May 31, 2026
Current:
Federal	$164
State	1,302
Foreign	7,617
Total	$9,083

Deferred:
Federal	$(10,552)
State	1,572
Foreign	16,995
Total	$8,015
Income tax expense, net	$17,098

The (recoveries) expense for income taxes for the comparative periods are as follows:

	For the year ended May 31,
	2025	2024
Current:
United States	$1,974	$497
Canada	177	10,819
Other countries	2,343	940
	$4,494	$12,256

Deferred:
United States	$(10,015)	$(723)
Canada	(7,435)	(33,422)
Other countries	(108,061)	(4,727)
	$(125,511)	$(38,872)
Income tax benefits, net	$(121,017)	$(26,616)

A reconciliation of income taxes at the statutory rate with the reported taxes under ASU No. 2023-09, Improvements to Income Tax Disclosures, is as follows:

	For the year ended May 31,
	2026
	Amount	Percent
Expected Income Tax Expense at the Federal Statutory Rate of 21%	$(18,492)	21.0%

Domestic
Imputed Interest	6,314	(7.2)%
Pre-tax book income (loss) from DRE's	6,229	(7.1)%
Section 162(m)	2,862	(3.3)%
Return-to-provision and other prior period adjustments(2)	28,318	(32.2)%
Changes in valuation allowances	(23,772)	27.0%
Other	(1,578)	1.8%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	2,875	(3.3)%
Foreign Tax Effects
Canada
Tax rate differential	1,893	(2.1)%
Non-taxable portion of investment gains	(3,053)	3.5%
Foreign exchange on subsidiaries	(3,005)	3.4%
Return-to-provision and other prior period adjustments	(1,593)	1.8%
Changes in valuation allowances(3)	20,187	(22.9)%
Other	394	(0.4)%
Germany
Tax rate differential	1,572	(1.8)%
Return-to-provision adjustments	(2,076)	2.4%
Changes in valuation allowances	(103)	0.1%
Other	2	(0.0)%
Portugal
Tax rate differential	(196)	0.2%
Other	371	(0.4)%
Other Foreign Jurisdictions	(51)	0.1%
Effective Tax Rate	$17,098	(92.5)%

(1)	New York (including New York City) contributed more than 50% to State and Local Income Taxes, Net of Federal Income Tax Effect.
(2)

United States return-to-provision relates primarily to prior-year impairment of intangible assets. The United States deferred taxes are fully covered by valuation allowance, therefore no net impact to the financial statements.

(3)	Increase in Canadian valuation allowance relates primarily to current period activity.

Reconciliations of income taxes at the statutory rate with the reported taxes for the comparative periods are as follows:

	For the year ended May 31,
	2025	2024
Loss before net income taxes:	$(2,302,373)	$(249,020)
Income tax recovery at statutory rate of 21%	(483,708)	(51,325)
Tax impact of foreign operations	(41,680)	(5,661)
Foreign exchange and other	(14,371)	(15,586)
Non-deductible expenses	6,292	6,147
Non-deductible (taxable) losses	32	(682)
Changes in enacted rates	(3,908)	2,394
Nondeductible Impairment	285,582	—
Change in fair value of warrant liability	(454)	302
Return to provision and other prior year items	(33,098)	16,933
State Provision, net of federal benefit	(14,794)	612
Change in valuation allowance	179,090	20,250
Income tax recovery, net	$(121,017)	$(26,616)

Cash paid for income taxes, net of refunds, was as follows:

For the year ended
May 31, 2026
United States
Federal	$397
State
New York	803
Colorado	13
Illinois	14
Massachusetts	12
North Carolina	25
New Jersey	17
Oregon	35
South Carolina	21
Tennessee	29
Other State	53
1,419
Foreign
Canada
Federal	(529)
British Columbia	(468)
Ontario	38
Germany	(225)
(1,184)
Grand Total	$235

The following table summarizes the components of deferred tax:

	For the year ended May 31,
	2026	2025
Deferred assets
Operating loss carryforwards - United States	$73,188	$66,048
Operating loss carryforwards - Canada	437,272	408,718
Operating loss carryforwards - Other Countries	16,196	13,388
Capital loss carryforwards	57,869	35,603
Intangible assets	304,067	350,527
Property and equipment	30,793	27,567
Investments and convertible notes receivable	44,361	43,317
Investment tax credits and related pool balance	1,996	2,249
Accruals	12,199	20,932
Stock Compensation	26,596	21,599
Restricted interest carried forward	3,938	—
Other Deferred Items	16,924	21,319
Total Deferred tax assets	1,025,399	1,011,267
Less valuation allowance	(997,361)	(968,929)
Net deferred tax assets	28,038	42,338
Deferred tax liabilities
Property and equipment	(28,800)	(20,419)
Intangible assets	(8,263)	(1,418)
Convertible Debentures Payable	(3)	(129)
Other Deferred Items	(3,228)	(24,120)
Total deferred tax liabilities	(40,294)	(46,086)
Total Deferred Tax Asset/(Liability)	$(12,256)	$(3,748)

The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 35% to 21% and introduced several new international tax provisions, including the tax on Global Intangible Low-Taxed Income (‘‘GILTI’’). The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which extended and modified certain provisions of the TCJA, including bonus depreciation and interest expense limitations. OBBBA does not have a material impact to the Financial Statements.

As of  May 31, 2026, the Company had generated net operating loss carry-forwards in the United States of $347,553, which can be carried forward indefinitely and are generally limited in use annually to 80% of the current year taxable income, starting 2021. The Company has generated net operating loss carry-forwards in Canada of $1,650,146, which can be carried forward for 20 years and begin to expire in 2028. Management believes that it is more-likely-than-not that the benefit from certain United States and foreign net operating loss carry-forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carry-forwards. The net change in the total valuation allowance was an increase of $28,432 and $179,090 for the fiscal years ended May 31, 2026 and 2025, respectively. The total valuation allowance was increased $37,627 by current period earnings and $19,429 by effects of currency translation. The total valuation allowance was decreased by $28,740 related to return-to-provision and other prior period adjustments. The largest component of prior period adjustments to valuation allowances was a decrease of $29,602 in the United States, primarily related to the prior year impairment of intangible assets. These adjustments also reduced corresponding deferred tax assets and liabilities.

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

The total amount of gross unrecognized tax benefits (“GUTB”) was $nil for periods  May 31, 2026, 2025 and 2024, respectively. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to Financial Statements.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expenses. In the fiscal years ended May 31, 2026, 2025 and 2024, the Company recorded $nil, $nil and $nil, respectively, of interest and penalty expenses related to uncertain tax positions. As of May 31, 2026, and 2025, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $nil and $nil, respectively.

The Company and its subsidiaries are subject to United States federal income tax as well as the income tax of multiple state and foreign jurisdictions. Major jurisdictions where there are wholly owned subsidiaries of Tilray Brands, Inc. which require income tax filings include Canada, Portugal, Germany, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2022 for Canada, 2022 for Portugal, 2021 for Germany, 2022 for Australia, and 2023 for United States.

13.	Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of  May 31, 2026, the Company has not drawn on the line of credit. The operating line of credit is secured by a security interest on certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit for €7,000 and €500 each, which bear interest at Euro Short-Term Rate (“ESTR”) plus 2.50% and Euro Interbank Offered Rate (“EURIBOR”) plus 4.00%, respectively. As of  May 31, 2026, a total of €7,500 ($8,775) was drawn down from the available credit of €7,500. The operating line of credit for €7,000 is secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn facility and underlying real property. The operating line of credit for €500 is unsecured.

On  July 25, 2025, the Company’s wholly-owned subsidiary, American Beverage Crafts Group Inc. (“ABC Group”), formerly known as Four Twenty Corporation, finalized its fifth amendment (the “Amendment”) to that certain Credit Agreement dated as of June 30, 2023 (the “ABC Group Credit Agreement”) by and among the Borrower, Bank of America, N.A., in its capacity as Administrative Agent, and certain other guarantors and lenders party thereto. Specifically, the Amendment amended and restated the ABC Group Credit Agreement to provide for the contribution of the Manitoba Harvest entities’ equity to the Borrower as additional collateral. Additionally, the Amendment added financial covenants for (i) minimum consolidated trailing-twelve-months EBITDA for each of the four quarters, beginning  May 31, 2025 and (ii) minimum liquidity. ABC Group has a revolving credit facility of $25,000, which bears interest at SOFR plus an applicable margin. As of  May 31, 2026, the Company has drawn $nil on the revolving line of credit under the ABC Group Credit Agreement. See Note 30 (Subsequent events) for disclosure of the sixth amendment to the Credit Agreement.

.

14.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities comprised of:

	May 31,	May 31,
	2026	2025
Trade payables	$114,538	$107,348
Accrued liabilities	135,906	103,260
Litigation accrual	11,931	12,431
Accrued payroll and employment related taxes	20,013	1,436
Income taxes payable	12,667	58
Accrued interest	3,258	4,193
Sales taxes payable	19,775	6,596
Total	$318,088	$235,322

15.	Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	May 31,	May 31,
	2026	2025
Mortgage payable - C$53,000 - Canadian prime plus an applicable margin, 3-year term, with a 10-year amortization, repayable in equal quarterly payments due in February 2028	$34,310	$38,690
Mortgage payable - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	8,420	11,501
Mortgage payable - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	10,356	9,354
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	23	157
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2026	1,890	2,020
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	1,822	2,546
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 to $69, due in October 2030	18,669	19,418
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $2,250 due in June 2028	63,688	80,438
Carrying amount of long-term debt	139,178	164,124
Unamortized financing fees	(593)	(864)
Net carrying amount	138,585	163,260
Less principal portion included in current liabilities	(18,160)	(14,767)
Total noncurrent portion of long-term debt	$120,425	$148,493

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

The mortgage payable of C$25,000 was entered into on July 27, 2018 and is secured by the property at 223, 231, 239, 265, 269, 271 and 275 Talbot Street West, Leamington Ontario, a first position on a general security agreement, and an assignment of fire insurance to the lender.

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

The Company entered into term loans in June 2023 for €3,500 through wholly owned subsidiary CC Pharma. These term loans are secured against the distribution inventory held by CC Pharma and by the land where the facility is located and the building.

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

The Company maintains certain financial covenants or minimum balances in certain cash operating accounts, and as of  May 31, 2026, the Company was in compliance with all the long-term debt covenants.

16.	Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures:

	May 31,	May 31,
	2026	2025
5.20% Convertible Notes ("TLRY 27")	$79,529	$86,428
Deduct - current portion	—	—
Total convertible debentures payable, non current portion	$79,529	$86,428

TLRY 27

	May 31,	May 31,
	2026	2025
5.20% Contractual debenture	$172,500	$172,500
Debt settlement	(84,500)	(67,500)
Unamortized discount	(8,471)	(18,572)
Net carrying amount	$79,529	$86,428

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

The TLRY 27 Notes are redeemable, in whole and not in part, at Tilray’s option at any time on or after  June 20, 2025 at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price of Tilray’s Common Stock exceeds 130% of the conversion price for a specified period of time. If certain corporate events that constitute a fundamental change occur, then, subject to a limited exception, noteholders  may require Tilray to repurchase their TLRY 27 Notes for cash. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In connection with the Company’s offering of the TLRY 27 Notes, the Company entered into a share lending agreement with an affiliate of Jefferies LLC (the “Share Borrower”), pursuant to which it lent to the Share Borrower 3,850,000 shares of the Company’s Common Stock (the “Borrowed Shares”). The Borrowed Shares were newly-issued shares, will be held as treasury shares until the expiration or early termination of the share lending agreement and  may be used by purchasers of the TLRY 27 Notes to sell up to 3,850,000 shares of the Company’s Common Stock. The fair value of the share lending agreement has been recorded as part of the unamortized discount on the debenture. The Company expects that the selling stockholders will use their position created by such sales to establish their initial hedge with respect to their investments in the TLRY 27 Notes. The Company did not receive any proceeds from the sale of the Borrowed Shares.

During the fiscal year ended May 31, 2026, the Company exchanged an aggregate $17,000 of its TLRY 27 Notes for cancellation, by issuing 3,138,878 shares of Common Stock and paying $208 in cash to settle accrued interest. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $4,394 reduction of additional paid-in capital in the Consolidated Statements of Stockholders’ Equity. Additionally, this repurchase resulted in a gain of $2,047 which was recorded in other non-operating (losses) gains, net as shown in Note 26 (Non-operating income (expense)). Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by 379,420 shares which were then returned as Treasury Stock. As of  May 31, 2026 and  May 31, 2025, a total of 1,964,058 and 2,434,378 shares remained outstanding under the share lending arrangement, respectively. Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on  December 2, 2025, see Note 2 (Basis of preparation).

During the fiscal year ended  May 31, 2026, the Company recognized interest expense of $5,138 and accretion of amortized discount interest of $7,914. For the same periods in the prior year Company recognized interest expense of $7,775 and accretion of amortized discount interest of $10,863.

As of May 31, 2026, there was $88,000 principal outstanding compared to $105,000 principal outstanding as of  May 31, 2025 under the TLRY 27 Notes. See Note 30 (Subsequent events) for additional transactions after the period.

17.	Warrant Liability

Between  September 5, 2025 and  September 15, 2025, certain holders elected to exercise an aggregate of 620,900 of the Company’s issued and outstanding warrants in accordance with their terms. Pursuant to the exercise of such warrants, Tilray received $2,367 of cash consideration and issued 620,900 shares of common stock to such holders. As of May 31, 2026 and  May 31, 2025, there were nil and 620,900 warrants outstanding, respectively. Current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on  December 2, 2025, See Note 2 (Basis of presentation).

18.	Stockholders’ equity

Issued and outstanding

Pursuant to its Fifth Amended and Restated Certificate of Incorporation, the total number of shares that the Company is authorized to issue is 1,426,000,000 shares, of which 1,416,000,000 shares are Common Stock (the “Common Stock”), and 10,000,000 shares of which are Preferred Stock (the “Preferred Stock”). As of  May 31, 2026, the Company had issued and outstanding 131,683,075 shares of Common Stock, 589,217 shares of Treasury Stock (the “Treasury Stock”) and no Preferred Stock. Historically, the Company has issued shares of its Common Stock in consideration for acquisitions and other strategic transactions, settlement of convertible notes, settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the fiscal year ended May 31, 2026, the Company issued the following shares:

a)	19,625,505 shares of Common Stock were issued pursuant to its At-the-Market (“ATM”) program, which generated gross proceeds of $161,636 and net proceeds of $157,974, after deducting $3,662 in commissions and other fees associated with these issuances.

b)	3,138,878 shares of Common Stock were issued in the amount of $17,157 to exchange the aggregate principal of $17,000 of its TLRY 27 Notes for cancellation. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $4,394 reduction of additional paid-in capital. Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by 379,420 shares which were then returned as Treasury Stock, see Note 16 (Convertible debentures).

c)	861,707 shares of Common Stock to settle dividends payable to the non-controlling shareholders of Aphria Diamond in the amount of $14,821.

d)	620,900 shares of Common Stock were issued to settle exercised warrants.

e)	20,652 shares of Common Stock were cancelled pursuant to the treatment of fractional shares in connection with the Reverse Stock Split.

f)	398,666 shares of Common Stock were issued for Lyphe acquisition, see Note 9 (Business Acquisition)

g)	990,196 shares of Common Stock were issued in connection with the exercise of previously awarded stock-based compensation awards, net of cancellations.

In aggregate, during the year ended May 31, 2026, 379,420 shares were returned in connection with the share lending agreement related to the TLRY 27 Notes which were recorded as Treasury stock.

All current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on  December 2, 2025, see Note 2 (Basis of preparation).

Stock-based compensation

The Company maintains stock-based compensation plans as disclosed in our Annual Financial Statements. For the fiscal year ended May 31, 2026, the total stock-based compensation was $45,940. For the fiscal years ended May 31, 2025 and May 31, 2024, the total stock-based compensation was $24,289 and $31,769, respectively.

During the fiscal year-ended May 31, 2026, the Company granted 4,562,669 time-based RSUs, and nil performance-based RSUs. For the fiscal year ended May 31, 2025, the Company granted 1,350,513 time-based RSUs and nil performance-based RSUs.

During the fiscal year ended  May 31, 2024, the Company issued (i) 756,615 performance‑based restricted stock units (the “Performance‑Based RSUs”) and (ii) additional performance‑based awards payable in cash or, at the discretion of the Company’s Compensation Committee, in shares of the Company’s common stock (the “Performance‑Based Elective Settlement Award,” and together with the Performance‑Based RSUs, the “Performance‑Based Awards”). The Performance‑Based Awards were not considered granted for accounting purposes at the time of issuance because the applicable performance conditions had not yet been established or approved. Accordingly, no compensation expense was recognized within the Consolidated Statements of Loss at that time. During the period from issuance through the fiscal year-ended May 31, 2026, the number of outstanding Performance‑Based RSUs was reduced from 756,615 to 744,117 as a result of employee attrition, and the Performance‑Based Elective Settlement Awards were also correspondingly reduced.

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

In conjunction with the reverse acquisition with Aphria Inc on April 30, 2021, 980,685 shares of common stock had been reserved for issuance under the EIP. The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each calendar year, for a period of not more than ten years, starting on January 1, 2019 and ending on and including January 1, 2027, in an amount equal to 4% of the total number of shares of our common stock outstanding on December 31 of the prior calendar year, or a lesser number of shares determined by our Board of Directors. The shares reserved include only the outstanding shares related to stock options and RSUs and excludes stock options outstanding under the Original Plan.

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

No stock options were granted under the EIP during the fiscal years ended May 31, 2026 and 2025.

Stock-based activity under the EIP and Original Plan for the fiscal year ended May 31, 2026 is as follows:

EIP Time-based stock option activity
Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2025	278,603	$145.54	3.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Balance, May 31, 2026	278,603	$145.54	2.0	$—

Original plan time-based stock option activity
Weighted-
		Weighted-	average
		average	remaining
	Stock	exercise	contractual	Aggregate
	Options	price	term (years)	intrinsic value
Balance, May 31, 2025	1,296	$47.66	2.6	$—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Balance, May 31, 2026	1,296	$47.66	1.6	$—

Time-based and Performance-based RSU activity
		Weighted-	Weighted-
		average	average
		grant-date	remaining
	Time-based	fair value	contractual	Aggregate
	RSUs	per share	term (years)	intrinsic value
Balance, May 31, 2025	2,770,571	$26.05	2.9	$11,794
Granted	4,562,669	5.94	—	28,214
Vested	(1,249,757)	20.84	—	(6,886)
Forfeited	(192,922)	10.73	—	(1,133)
Cancelled	(82,241)	115.15	—	(55)
Balance, May 31, 2026	5,808,320	$10.62	0.9	$31,934

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

No stock options were granted under the Aphria Predecessor Plan during the fiscal years ended May 31, 2026 and 2025. As of May 31, 2026, there were 4,523 awards outstanding and which are vested and exercisable.

Stock option, RSU and DSU activity for the Company under the Predecessor Plan is as follows:

Time-based stock option activity

			Weighted	Weighted
		Weighted	average	average
		average	grant	remaining	Aggregate
	Number of	exercise	date fair	contractual	Intrinsic
	options	price	value	term (years)	Amount
Outstanding, beginning of the year	4,523	$91.20	$—	2.53	$—
Exercised during the year	—	—	—	—	—
Granted during the year	—	—	—	—	—
Forfeited during the year	—	—	—	—	—
Expired during the year	—	—	—	—	—
Outstanding, end of the year	4,523	$91.20	$—	1.53	$—
Vested and exercisable, end of the year	4,523	$91.20	$—	1.53	$—

Time-based and Performance-based DSU activity

May 31, 2026
Weighted
average
grant -
date fair
	Time-based	value per
	DSUs	share
Non-vested, beginning of the year	21,092	$160.32
Granted during the year	—	—
Vested during the year	—	—
Forfeited during the year	—	—
Non-vested, end of the year	21,092	$160.32

Predecessor Plan - HEXO

Prior to the acquisition of HEXO Corp, HEXO had established the Formal Plan and Omnibus Incentive Plan (the “HEXO Predecessor Plan”). In connection with the acquisition, HEXO stock options issued under these plans were exchanged at a rate of 4.352 for 126,779 options under the Tilray 2018 EIP. As a result of the modification, all grantees were affected, and the Company recognized nil incremental compensation cost. Following stockholder approval of the EIP, no new awards have been granted under the Predecessor Plan. As of May 31, 2026, 18,717 awards are outstanding and 18,717 are vested and exercisable.

May 31, 2026
			Weighted	Weighted
		Weighted	average	average
		average	grant	remaining	Aggregate
	Number of	exercise	date fair	contractual	Intrinsic
	options	price	value	term (years)	Amount
Outstanding, beginning of the year	18,717	$2,345.31	$—	5.84	$—
Exercised during the year	—	—	—	—	—
Converted upon acquisition	—	—	—	—	—
Forfeited during the year	—	—	—	—	—
Expired during the year	—	—	—	—	—
Outstanding, end of the year	18,717	$2,345.31	$—	4.81	$—
Vested and exercisable, end of the year	18,717	$2,345.31	$—	4.81	$—

All current and prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on  December 2, 2025.

19.	Accumulated other comprehensive loss

Accumulated other comprehensive loss includes the following components:

Foreign
currency
translation
gain (loss)
Balance May 31, 2023	$(46,610)
Other comprehensive income (loss)	3,111
Balance May 31, 2024	$(43,499)
Other comprehensive income (loss)	436
Balance May 31, 2025	$(43,063)
Other comprehensive income (loss)	(1,170)
Balance May 31, 2026	$(44,233)

20.	Non-controlling interests

The following are majority-owned subsidiaries of the Company and the percentage of ownership interest maintained by the Company is set forth in the parenthetical: Enroot (75%), Aphria Diamond (51%), and Colcanna S.A.S. (90%).

Summarized balance sheet information of the entities in which there is a non-controlling interest as of  May 31, 2026:

		Aphria	ColCanna	May 31,
	Enroot	Diamond	S.A.S.	2026
Current assets	$201	$110,664	$1	$110,866
Non-current assets	—	105,278	3,756	109,034
Current liabilities	(4)	(129,883)	(7,147)	(137,034)
Non-current liabilities	—	(38,231)	(1,440)	(39,671)
Net assets	$197	$47,828	$(4,830)	$43,195

Summarized balance sheet information of the entities in which there is a non-controlling interest as of  May 31, 2025:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2025
Current assets	$—	$—	$83,390	$20	$83,410
Non-current assets	—	—	114,677	3,348	118,025
Current liabilities	—	—	(126,986)	(6,953)	(133,939)
Non-current liabilities	—	—	(31,720)	(1,442)	(33,162)
Net assets	$—	$—	$39,361	$(5,027)	$34,334

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

Summarized income statement information of the entities in which there is a non-controlling interest for the fiscal year ended May 31, 2026:

		Aphria	ColCanna	May 31,
	Enroot	Diamond	S.A.S.	2026
Revenue	$29	$81,477	$—	$81,506
Total expenses	39	48,459	(622)	47,876
Net (loss) income	(10)	33,018	622	33,630
Other comprehensive (loss) income	—	2,899	(425)	2,474
Net comprehensive (loss) income	$(10)	$35,917	$197	$36,104
Non-controlling interest %	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(3)	17,599	20	17,616
Additional income attributable to NCI	—	—	—	-
Net comprehensive (loss) income attributable to NCI	$(3)	$17,599	$20	$17,616

Summarized income statement information of the entities in which there is a non-controlling interest for the fiscal year ended May 31, 2025:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2025
Revenue	$—	$—	$78,414	$—	$78,414
Total expenses	20,000	11	54,274	290	74,575
Net (loss) income	(20,000)	(11)	24,140	(290)	3,839
Other comprehensive (loss) income	—	8	(45)	(12)	(49)
Net comprehensive (loss) income	$(20,000)	$(3)	$24,095	$(302)	$3,790
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(6,400)	(1)	11,807	(30)	5,376
Additional income attributable to NCI	—	—	—	—	—
Net comprehensive (loss) income attributable to NCI	$(6,400)	$(1)	$11,807	$(30)	$5,376

Summarized income statement information of the entities in which there is a non-controlling interest for the fiscal year ended May 31, 2024:

	SH	CC Pharma	Aphria	ColCanna	May 31,
	Acquisition	Nordic ApS	Diamond	S.A.S.	2024
Revenue	$—	$—	$103,331	$—	$103,331
Total expenses	42,681	(1,064)	40,935	(203)	82,349
Net (loss) income	(42,681)	1,064	62,396	203	20,982
Other comprehensive (loss) income	—	(9)	171	(334)	(172)
Net comprehensive (loss) income	$(42,681)	$1,055	$62,567	$(131)	$20,810
Non-controlling interest %	32%	25%	49%	10%	NA
Comprehensive (loss) income attributable to NCI	(13,658)	264	30,658	(13)	17,251
Additional income attributable to NCI	—	—	5,336	—	5,336
Net comprehensive (loss) income attributable to NCI	$(13,658)	$264	$35,994	$(13)	$22,587

21.	Net revenue

Net revenue is comprised of:

	For the year ended May 31,
	2026	2025	2024
Beverage revenue	$265,457	$253,181	$213,614
Beverage excise taxes	(11,481)	(12,586)	(11,520)
Net beverage revenue	253,976	240,595	202,094
Cannabis revenue	352,306	330,609	370,692
Cannabis excise taxes	(83,964)	(81,608)	(97,894)
Net cannabis revenue	268,342	249,001	272,798
Distribution revenue	327,244	271,228	258,740
Wellness revenue	65,892	60,485	55,310
Total	$915,454	$821,309	$788,942

Included in revenue from Canadian adult-use cannabis is $nil of advisory services revenue for the fiscal year ended  May 31, 2026, compared to $1,460 and $1,500 of advisory services for the fiscal year ended May 31, 2025 and May 31, 2024, respectively.

22.	Cost of goods sold

Cost of goods sold is comprised of:

	For the year ended May 31,
	2026	2025	2024
Beverage costs	$162,743	$147,591	$113,522
Cannabis costs	161,256	150,005	182,594
Distribution costs	286,589	241,896	230,596
Wellness costs	44,425	41,247	38,879
Total	$655,013	$580,739	$565,591

23.	General and administrative expenses

General and administrative expenses are comprised of the following items:

	For the year ended May 31,
	2026	2025	2024
Salaries and wages	$91,448	$88,015	$83,673
Office and general	42,171	28,314	28,460
Stock-based compensation	45,940	24,289	31,769
Insurance	9,792	11,843	12,586
Professional fees	4,238	4,765	5,345
(Gain) loss on sale of capital assets	(509)	928	(4,198)
Travel and accommodation	5,569	5,717	5,138
Rent	4,980	3,453	4,585
Total	$203,629	$167,324	$167,358

Included in (Gain) loss on sale of capital assets for the fiscal year ended May 31, 2025, was a loss of $1,787 related to the sale of the Avanti facility, which was closed as part of our restructuring efforts during the fiscal year ended  May 31, 2025.

24.	Restructuring

In connection with the execution of our acquisition strategy and strategic transactions, the Company has incurred restructuring and exit costs associated with the integration efforts of these transactions. In connection with these efforts, the Company incurred $13,113, $34,283 and $15,581 of restructuring costs for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed.

Within the Cannabis segment, during the fiscal year ended  May 31, 2026, the Company incurred restructuring expenses totaling $6,258. These charges included $4,573 associated with the restructuring of the Quebec facility to transition from vegetable cultivation to cannabis cultivation in response to increased global cannabis demand, $1,093 related to employee termination severance and benefits associated with the reorganization of the Canadian cannabis commercial function, and $221 related to the wind-down of certain non-operating entities. Additionally, the Company recognized $371 related to its Fort Collins, CO partially vacant warehouse that was previously held for sale and was divested during the fiscal year ended  May 31, 2026. See Note 6 (capital assets).

Within the Beverage segment, restructuring activities primarily related to Project 420, a business optimization plan designed to consolidate production, streamline operations, and improve the Company’s cost structure. Activities under the plan included the closure and consolidation of certain brewery and related facilities, including Redhook, Terrapin, Atwater, Hop Valley, and Revolver, as well as costs incurred by the restructuring team established to execute the plan. Restructuring charges primarily consisted of employee termination benefits, facility closure and exit costs, contract and other termination costs, costs associated with SKU rationalization activities, and other costs directly associated with the execution of the plan. During the fiscal year ended May 31, 2025, the Company accrued $8,500 of restructuring charges related to these initiatives. During the fiscal year ended May 31, 2026, the related accrual was fully utilized. In addition, during the fiscal year ended May 31, 2026, the Company incurred $6,771 of additional restructuring related expenses associated with these efforts, including costs related to facility closures, production consolidation, and other activities under Project 420. The Company expects these initiatives to be substantially completed by the end of fiscal 2027.

25.	Interest expense, net

Interest expense, net is comprised of:

	For the year ended May 31,
	2026	2025	2024
Interest income	$6,249	$11,379	$12,831
Interest expense	(29,912)	(41,331)	(49,264)
Total	$(23,663)	$(29,952)	$(36,433)

26.	Non-operating (expense) income

Non-operating (expense) income is comprised of:

	For the year ended May 31,
	2026	2025	2024
Change in fair value of convertible debenture payable	$—	$—	$(19,736)
Change in fair value of warrant liability	(3,495)	2,161	(1,436)
Foreign exchange gain (loss)	6,592	9,639	(4,086)
(Loss) gain on long-term investments	(4,533)	(5,550)	(217)
Unrealized loss on digital assets	(326)	—	—
Other non-operating (losses) gains, net	392	4,034	(12,367)
Total	$(1,370)	$10,284	$(37,842)

Included in other non-operating (losses) gains, net for the fiscal year ended  May 31, 2026, was a loss of $1,800 on the change in fair value of assets held for sale related to the Fort Collins, CO partially vacant warehouse, as described in Note 6 (capital assets), offset by a gain of $2,047 resulting from the exchange transaction of the TLRY 27 Note, as described in Note 16 (Convertible debentures payable).

Included in other non-operating (losses) gains, net for the fiscal year ended  May 31, 2025, were gains of $4,034 which were mainly comprised of a $5,792 gain resulting from the exchange transaction of the TLRY 27 Note, offset by a $975 loss resulting from the downside protection from the Double Diamond Holdings dividend settlement.

27.	Commitments and contingencies

Purchase and other commitments

The Company has payments on long-term debt (refer to Note 15 Long-term debt), convertible notes (refer to Note 16 Convertible Debentures), material purchase commitments and construction commitments as follows:

	Total	2027	2028	2029	2030	Thereafter
Long-term debt repayment	$139,178	18,160	41,708	49,833	3,677	25,800
Convertible debentures payable	88,000	—	88,000	—	—	—
Material purchase obligations	59,562	48,256	9,568	551	579	608
Construction commitments	663	663	—	—	—	—
Total	$287,403	$67,079	$139,276	$50,384	$4,256	$26,408

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

MMIRF, LLC v. Tilray Brands, Inc., et al

On  December 31, 2025, MMIRF, LLC filed a complaint in the Superior Court of California, Los Angeles County, against Tilray Brands, Inc., Serruya Private Equity Inc., Superhero Acquisition Corp., Superhero Acquisition L.P., Irwin Simon, Michael Serruya, and Denise Faltischek, asserting claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and civil conspiracy against all defendants. The plaintiff allegedly is an assignee of claims previously possessed by MM CAN USA, Inc., a former subsidiary of MedMen Enterprises, Inc. (“MedMen”). The complaint alleges that, following a series of transactions in August 2021 pursuant to which Tilray (and other investors) acquired an interest in senior secured convertible notes of MedMen through its investment in Superhero Acquisition L.P. as a limited partner (as previously disclosed in a current report filed on Form 8-K on August 17, 2021), Tilray and the other defendants gained “de facto” control over, and thereby became fiduciaries of, MedMen. The complaint further alleges that the defendants breached those purported fiduciary duties in taking certain actions that detrimentally impacted MedMen’s business, which ultimately entered bankruptcy and receivership proceedings in April 2024. The plaintiff seeks damages in excess of $1.0 billion. Tilray intends to vigorously defend against the claims asserted in the complaint. Based on the information available as of the date of this Annual Report on Form 10-K, management does not believe that a loss is probable or reasonably estimable.

Legal Proceedings Related to Contractual Obligations

Fotmer Corporation S.A. v. Tilray Brands Inc. et al.

On January 4, 2023, Fotmer Corporation S.A. commenced an arbitration demanding $1,233 for alleged breaches by Tilray under a 2019 purchase agreement. On July 5, 2023, Tilray commenced proceedings in the Berlin Regional Court seeking $2,250 under a 2021 supply agreement, asserting that Fotmer’s alleged monetary claims under the 2019 and 2021 supply agreements are unfounded and that Fotmer owes Tilray amounts in respect of advance payments made for future deliveries, defective products, and EU GMP certification costs.

On August 8, 2023, an arbitral award was issued ordering Tilray to pay Fotmer $1,233 in connection with the 2019 supply agreement. Tilray has not paid the arbitral award and has asserted that its claims against Fotmer and the issues being litigated in Germany support equitable setoff.

On June 25, 2026, the Berlin Regional Court issued judgment decisively in Tilray’s favor, ordering Fotmer to pay Tilray $2,250, plus applicable interest and costs. The court also dismissed Fotmer’s counterclaim, which sought more than €11,000 in damages, in its entirety.

Tilray is evaluating and pursuing available enforcement options in multiple jurisdictions. Tilray will continue to vigorously pursue enforcement of the judgment against Fotmer and defend its interests in any related proceedings.

Summary of litigation accruals

As described in Note 14 (Accounts payable and accrued liabilities), the total estimated litigation expense accrual included in accrued liabilities as of  May 31, 2026 and  May 31, 2025 was $11,931 and $12,431, respectively. During the intervening period, the accrual decreased by $410 from settled claims and decreased $90 due to a net change in the estimated likelihood of certain claim’s settlement, with the remaining change attributable to foreign exchange effects. This estimated accrual is intended to cover various ongoing litigation matters with probable losses that can be reasonably estimated.

28.	Financial risk management and financial instruments

Financial instruments

The Company has classified its financial instruments as described in Note 3 (Significant accounting policies).

The carrying values of marketable securities, accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate their fair values due to their short periods to maturity.

As of  May 31, 2026 and May 31, 2025, the Company had long-term debt of $1,822 and $2,546, respectively, and the principal portion of convertible debentures payable of $88,000 and $105,000, respectively, subject to fixed interest rates.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2026 and 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				May 31,
	Level 1	Level 2	Level 3	2026
Financial assets
Cash and cash equivalents	$225,977	$—	$—	$225,977
Marketable securities	5,289	—	—	5,289
Equity investments measured at fair value	1,197	990	4,364	6,551
Total recurring fair value measurements	$232,463	$990	$4,364	$237,817

				May 31,
	Level 1	Level 2	Level 3	2025
Financial assets
Cash and cash equivalents	$221,666	$—	$—	$221,666
Marketable Securities	34,697	—	—	34,697
Equity investments measured at fair value	909	1,063	8,160	10,132
Financial liabilities
Warrant liability	—	—	(1,092)	(1,092)
Contingent consideration	—	—	(15,000)	(15,000)
Total recurring fair value measurements	$257,272	$1,063	$(7,932)	$250,403

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, digital assets, acquisition-related contingent consideration, and warrant liability.

During the fiscal year ended May 31, 2026, the Company purchased 9.16 units of Bitcoin. Digital assets recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1. The following table presents the Company’s digital asset holdings as of  May 31, 2026:

	Quantity	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)
Bitcoin	9.16	$1,000	$674	$(326)
Total digital assets	9.16	$1,000	$674	$(326)

Certain equity investments recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1. The Company classified securities with observable inputs as Level 2 and without a quoted market price as Level 3.

As of  May 31, 2026 and  May 31, 2025, included within equity investment under measurement alternative is an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization valued at $4,364 and $8,160 respectively. During the fiscal year ended  May 31, 2026, the fair value of this option decreased by $3,796 due to changes in the discounted cash flow model used to value the underlying business. Specifically, projected cash flows associated with retail operations were reduced to $nil as a result of restructuring activities, with the remaining valuation attributable solely to projected brand-related cash flows.

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

During the three months ended  February 28, 2026, the earn-out period concluded and neither financial measure was achieved. Accordingly, no further changes to the fair value of the contingent consideration liability were recognized during the year ended  May 31, 2026 as no contingent consideration obligation was payable.

The fair value measurement was based on significant unobservable inputs related to projected operating performance and expected cash outflows and was therefore classified was a Level 3 fair value measurement.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows for the period ended  May 31, 2026:

	Equity	Warrant	Contingent
	Investments	Liability	Consideration
Balance, May 31, 2025	$8,160	$(1,092)	$(15,000)
Unrealized gain (loss) on fair value	(3,796)	(3,495)	15,000
Instruments exercised	—	4,587	—
Balance, May 31, 2026	$4,364	$—	$—

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled, as follows for the period ended  May 31, 2025:

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

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at May 31, 2026, is the carrying amount of cash and cash equivalents, accounts receivable, prepaids and other current assets. All cash and cash equivalents are placed with major financial institutions in Canada, Australia, Portugal, Germany, Colombia, Argentina, United Kingdom and the United States. To date, the Company has not experienced any losses on its cash deposits. Accounts receivable are unsecured, and the Company does not require collateral from its customers.

The Company evaluates the collectability of its accounts receivable and maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses.

Trade receivables included an allowance for doubtful accounts and credit loss provision of $3,156 as of  May 31, 2026 (2025-$3,702) and are broken out below as follows:

	Total	0-30 days	31-60 days	61-90 days	90+ days
Accounts receivable, net	$189,170	$128,759	$23,833	$27,480	$9,098
	100%	68%	13%	15%	5%

	Balance at the beginning of period	Movement during the year(1)	Balance at end of period
Fiscal year ended May 31, 2026
Allowance for doubtful accounts and credit loss provision	$3,702	$(546)	$3,156
Fiscal year ended May 31, 2025
Allowance for doubtful accounts and credit loss provision	7,714	(4,012)	3,702
Fiscal year ended May 31, 2024
Allowance for doubtful accounts and credit loss provision	6,641	1,073	7,714

(1)	Included in movements for the period is the total movements for foreign exchange, additions to the provisions and utilization of the credit loss provision and allowance for doubtful accounts.

(b)	Liquidity risk

As of  May 31, 2026, the Company’s financial liabilities consisted of bank indebtedness and accounts payable and accrued liabilities, which have contractual maturity dates within one-year, as well as long-term debt and convertible debentures which have contractual maturities over the next five years.

The Company maintains a minimum deposit on certain cash operating accounts tied to loans secured by its Aphria One, SweetWater, and craft beverage facilities. The Company maintains debt service charge and leverage covenants on certain loans secured by its Aphria Diamond facilities and ABC Group that are measured quarterly. The Company believes that it has sufficient operating room with respect to its financial covenants for the next fiscal year and does not anticipate being in breach of any of its financial covenants. See Note 30, (Subsequent events) for additional details.

The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis. Based on the Company’s working capital position as of  May 31, 2026, management regards liquidity risk to be low.

(c)	Currency rate risk

As of  May 31, 2026, a portion of the Company’s financial assets and liabilities held in Canadian dollars and Euros consist of cash and cash equivalents, and long-term investments. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure to its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

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

The following tables reconcile the Company’s segment gross profit to consolidated U.S. GAAP results:

	For the year ended May 31,
	2026	2025	2024
Beverage
Net beverage revenue	$253,976	$240,595	$202,094
Beverage costs	162,743	147,591	113,522
Beverage gross profit	91,233	93,004	88,572
Cannabis
Net cannabis revenue	268,342	249,001	272,798
Cannabis costs	161,256	150,005	182,594
Cannabis gross profit	107,086	98,996	90,204
Distribution
Distribution revenue	327,244	271,228	258,740
Distribution costs	286,589	241,896	230,596
Distribution gross profit	40,655	29,332	28,144
Wellness
Wellness revenue	65,892	60,485	55,310
Wellness costs	44,425	41,247	38,879
Wellness gross profit	21,467	19,238	16,431
Total
Total revenue	915,454	821,309	788,942
Total costs	655,013	580,739	565,591
Total gross profit	$260,441	$240,570	$223,351

Segment costs are comprised of cost of goods sold which include product costs, salaries and an allocation of overhead costs.

The following table reconciles the total segment gross profit to the Company’s consolidated totals:

	For the year ended May 31,
	2026	2025	2024
Gross profit	$260,441	$240,570	$223,351

Operating expenses:
General and administrative	203,629	167,324	167,358
Selling	49,328	56,039	37,233
Amortization	19,585	88,616	84,752
Marketing and promotion	42,290	37,048	41,933
Research and development	361	284	635
Change in fair value of contingent consideration	(15,000)	—	(15,790)
Impairment of intangible assets and goodwill	—	2,096,139	—
Other than temporary change in fair value of convertible notes receivable	—	21,661	42,681
Litigation costs, net of recoveries	3,902	17,347	8,251
Restructuring costs	13,113	34,283	15,581
Transaction costs (income), net	6,260	4,534	15,462
Total operating expenses	323,468	2,523,275	398,096
Operating loss	(63,027)	(2,282,705)	(174,745)
Interest expense, net	(23,663)	(29,952)	(36,433)
Non-operating income (expense), net	(1,370)	10,284	(37,842)
Loss before income taxes	(88,060)	(2,302,373)	(249,020)
Income tax expense (recovery), net	17,098	(121,017)	(26,616)
Net loss	$(105,158)	$(2,181,356)	$(222,404)

Channels of cannabis revenue were as follows:

	For the year ended May 31,
	2026	2025	2024
Revenue from Canadian medical cannabis	$23,726	$24,998	$25,211
Revenue from Canadian adult-use cannabis	236,352	224,048	266,846
Revenue from wholesale cannabis	7,318	18,207	25,340
Revenue from international cannabis	84,910	63,356	53,295
Less excise taxes	(83,964)	(81,608)	(97,894)
Total	$268,342	$249,001	$272,798

There was $nil of cannabis advisory services revenue for the fiscal year ended  May 31, 2026, compared to $1,460 and $1,500 for the fiscal years ended  May 31, 2025 and 2024, respectively.

Geographic net revenue:

	For the year ended May 31,
	2026	2025	2024
USA	$242,390	$273,695	$233,141
Canada	215,661	212,860	243,722
EMEA	445,698	323,350	296,450
Rest of World	11,705	11,404	15,629
Total	$915,454	$821,309	$788,942

Geographic capital assets:

	May 31,	May 31,
	2026	2025
USA	$207,592	$200,003
Canada	245,799	267,458
EMEA	202,598	97,371
Rest of World	24,236	3,601
Total	$680,225	$568,433

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the fiscal years ended  May 31, 2026, 2025 and 2024, there were no major customers representing greater than 10% of our annual revenues.

30.	Subsequent Events

From June 1, 2026 to June 4, 2026, the Company issued an additional 639,581 shares in connection with the Company’s ATM Program, thereby generating gross proceeds of $3,528. The Company netted proceeds of $3,457 after commissions and other fees associated with these issuances in the amount of $71.

From June 1, 2026 to June 24, 2026, Tilray entered into three private debt-for-equity Exchange Transactions with unrelated parties. Pursuant to the Exchange Transactions, the Company issued an aggregate of 3,852,527 shares of Common Stock in exchange for $18,000 aggregate principal amount of the TLRY 27 Notes due June 15, 2027. As a result, $70,000 of principal remains outstanding on the Company’s TLRY 27 Notes as of the date of this filing.

On July 24, 2026, American Beverage Crafts Group, Inc., a wholly owned subsidiary of the Company, entered into a Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with Bank of America, N.A., as administrative agent, and the lenders party thereto. The Sixth Amendment amends the Credit Agreement dated June 30, 2023 and, among other things, reflects revisions to the Company’s credit facilities, including a reduction in the revolving commitments from $25,000 to $15,000 and modifications to certain of the financial covenants. The Sixth Amendment also acknowledges a voluntary principal prepayment of $10,000 million made on May 29, 2026, and includes various amendments, consents and other provisions relating to certain corporate and financing transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tilray Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Tilray Brands, Inc. and its subsidiaries (the Company) as of May 31, 2026 and 2025, and the related consolidated statements of loss and comprehensive loss, of changes in equity and of cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded certain business operations and assets of BrewDog plc and certain of its subsidiary undertakings (BrewDog UK I), BrewDog Brewing Australia Pty Ltd (BrewDog AUS), certain BrewDog assets in the U.S (BrewDog US), 5 BrewDog brewpubs in Scotland and England (BrewDog UK II), and the Lyphe Group (Lyphe) from its assessment of internal control over financial reporting as of May 31, 2026, because they were acquired by the Company in purchase business combinations during the year ended May 31, 2026. The business operations and assets of BrewDog UK 1, BrewDog AUS, BrewDog US, BrewDog UK II and Lyphe are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 9.5%, 1.0%, 1.5%, 0.2% and 0.2% of total assets and 3.8%, 0.2%, 0.5%, o% and 0% of net revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2026.

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

Qualitative Goodwill Impairment Assessment related to Cannabis Reporting Unit

As described in Notes 3 and 10 to the consolidated financial statements, the Company’s goodwill balance was $752.4 million as at May 31, 2026 related to the Cannabis Reporting Unit. Goodwill is tested annually for impairment in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. In the annual impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (the qualitative goodwill impairment assessment). If further testing is required, the Company estimates the fair value of the reporting unit and compares it to the carrying value. Management uses significant judgment in assessing the qualitative factors to be considered in the qualitative goodwill impairment assessment, including macroeconomic factors, industry trends, cost factors, overall financial performance and the Company’s share price and resultant market value capitalization in comparison to its book value.

The principal considerations for our determination that performing procedures relating to the qualitative goodwill impairment assessment related to Cannabis Reporting Unit is a critical audit matter are (i) the significant judgment by management in assessing the qualitative factors in the qualitative goodwill impairment assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s qualitative goodwill impairment assessment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge in assessing the appropriateness of market data and industry trends.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s qualitative goodwill impairment assessment. These procedures also included, among others, evaluating the reasonableness of management’s qualitative goodwill impairment assessment which includes the following factors: macroeconomic factors, industry trends, cost factors, overall financial performance and the Company’s share price and resultant market value capitalization in comparison to its book value by (i) considering consistency with current and past performance of the reporting unit; (ii) considering consistency with external market and industry data; (iii) comparing share price trends and market value capitalization for the Company at various points during the year to third party market data; and (iv) considering consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of market data and industry trends used in the qualitative goodwill impairment assessment.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

July 28, 2026

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2026, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) issued. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2026.

During our fiscal year ended May 31, 2026, we acquired certain business operations and assets of BrewDog plc and certain of its subsidiary undertakings (BrewDog UK I), BrewDog Brewing Australia Pty Ltd (BrewDog AUS), certain BrewDog assets in the U.S (BrewDog US), 5 additional BrewDog brewpubs in Scotland and England (BrewDog UK II), and the Lyphe Group (Lyphe). As a result of the acquisition, each of the acquired entities became wholly-owned subsidiaries of Tilray. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management, with the participation of our CEO and CFO, has excluded these acquisitions from its assessment of internal control over financial reporting as of May 31, 2026. The operations of the BrewDog UK I, BrewDog AUS, BrewDog US, BrewDog UK II, and Lyphe represent approximately 9.5%, 1.0%, 1.5%, 0.2%, 0.2% of our total assets and 3.8%, 0.2%, 0.5%, 0%, 0% of our net revenues as of and for the year ended May 31, 2026, respectively.

The effectiveness of the Company’s internal control over financial reporting as of May 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which accompanies the consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On July 24, 2026, American Beverage Crafts Group, Inc. entered into the Sixth Amendment with Bank of America, N.A., as administrative agent, and the lenders party thereto. The Sixth Amendment amends the Credit Agreement dated June 30, 2023 and, among other things, reflects revisions to the Company's credit facilities, including a reduction in the revolving commitments from $25.0 million to $15.0 million and modifications to certain of the financial covenants. The Sixth Amendment also acknowledges a voluntary principal prepayment of $10.0 million made on May 29, 2026, and includes various amendments, consents and other provisions relating to certain corporate and financing transactions. The foregoing description is qualified in its entirety by reference to the full text of the Sixth Amendment, which is filed as Exhibit 10.29 to this Annual Report on Form 10-K and incorporated herein by reference.

On  July 23, 2026, the Board of Directors of the Company (the “Board”) approved fiscal year 2026 retention payments to be made on or about  August 15, 2026 (the “Payment Date”) for the following executives (the “Executives”) in the amount set forth opposite each Executive’s name pursuant to an Executive Retention Agreement (the “Executive Retention Agreement”) entered into with each Executive. Pursuant to the terms of each Executive Retention Agreement, such retention payments require continued employment from the Payment Date through August 31, 2027 (the “Repayment Period”). If the Executive terminates employment without Good Reason or is terminated by the Company for Cause (both terms as defined in the Executive’s employment agreements) prior to  August 31, 2027, then such Executive must repay a pro-rated portion of the retention payment based on the number of days not employed by the Company during the Repayment Period. A copy of the form of Executive Retention Agreement is filed as an exhibit to this Form10-K.

Executives	Retention Payment
Irwin Simon	$2,000,000
Carl Merton	300,000
Denise Faltischek	300,000
Mitchell Gendel	300,000
Roger Savell	100,000

Rule 10b5-1 Trading Plans

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal year covered by this report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

This Part III incorporates certain information by reference from the definitive proxy statement to be filed in connection with our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”). We will file the Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended May 31, 2026. If our Proxy Statement is not filed within 120 days of May 31, 2026, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10. Directors, Executive Officers and Corporate Governance.

(1)

The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2026 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2026 Proxy Statement. Such information is incorporated herein by reference.

(3)

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2026 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation”, “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2026 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)

The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2026 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2026 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1)

The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2026 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2026 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2026 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of Tilray Brands, Inc., dated as of December 19, 2024, as currently in effect	10-Q	001-38594	3.1	1/10/2025

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of the Company, filed on November 26, 2025	8-K	001-38594	3.1	11/26/2025

3.3	Amended and Restated Bylaws, as of January 10, 2022, as currently in effect	8-K	001-38594	3.2	1/10/2022

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated May 31, 2023, between Tilray Brands, Inc. and Computershare Trust Company, N.A.	8-K	001-38594	4.1	5/31/2023

4.2	First Supplemental Indenture, dated May 31, 2023, between Tilray Brands, Inc. and Computershare Trust Company, N.A.	8-K	001-38594	4.2	5/31/2023

4.3	Description of Securities of the Registrant					X

4.4	Form of Pre-Funded Warrant	8-K	001-38594	4.1	03/17/2020

4.5	Form of Warrant	8-K	001-38594	4.2	03/17/2020

4.6	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.1	1/28/2022

4.7	Agreement Of Resignation, Appointment and Acceptance, dated as of January 27, 2022, by and among Tilray Brands, Inc., Glas Trust Company LLC and Computershare Trust Company, N.A.	8-K	001-38594	4.2	1/28/2022

10.1+	Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.2	7/9/2018

10.2+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan	S-1	333-225741	10.4	7/9/2018

10.3	Form of Indemnity Agreement by and between the Registrant and its directors and officers	8-K	001-38594	10.5	8/10/2020

10.4	Common Share Purchase Warrant Agreement, between Aphria Inc. and Computershare Trust Company of Canada, dated January 30, 2020	10-K	001-38594	10.39	7/28/2021

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.5	Employment Agreement by and between the Registrant and Irwin Simon, dated August 28, 2021	10-Q	001-38594	10.1	10/7/2021

10.6	Employment Agreement by and between the Registrant and Denise Faltischek, dated August 28, 2021	10-Q	001-38594	10.2	10/7/2021

10.7	Employment Agreement by and between the Registrant and Carl Merton, dated August 28, 2021	10-Q	001-38594	10.4	10/7/2021

10.8	Employment Agreement by and between the Registrant and Mitchell Gendel, dated July 26, 2021	10-K	001-38594	10.14	7/28/2022

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
10.9	Indenture dated as of May 27, 2021, by and between HEXO Corp. as issuer, and GLAS Trust Company LLC, as trustee	8-K	001-38594	10.7	7/12/2022

10.10	Purchase Agreement, dated August 7, 2023, by and among Tilray, Anheuser-Busch Companies, LLC, Craft USA Holdings, LLC, Craft Brew Alliance, Inc. and Tilray Beverages, LLC	8-K	001-38594	10.1	8/7/2023

10.11	First Amendment to the Purchase Agreement, dated as of September 29, 2023, by and among Tilray, Anheuser-Busch Companies, LLC, Craft USA Holdings, LLC, Craft Brew Alliance, Inc. and Tilray Beverages, LLC	8-K	001-38594	10.1	10/2/2023

10.12	Form of 2023 EBITDA PSU Equity Incentive Award.	10-Q	001-38594	10.4	10/4/2023

10.13	Fourth Amended and Restated Wholesale Cannabis Supply Agreement, dated as of January 5, 2024, by and between 1974568 Ontario Limited and Aphria Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2024).	10-Q	001-38594	10.1	1/9/2024

10.14	Form of 2024 EBITDA Performance Award.	10-Q	001-38594	10.4	4/9/2024

10.15	Amended Credit Agreement, effective June 30, 2023, by and among Four Twenty Corporation, certain subsidiaries and affiliates of Four Twenty Corporation, Bank of America, N.A., City National Bank, the lenders party thereto and BofA Securities, Inc.	8-K	001-38594	10.1	8/31/2023

10.16	Second Amendment and Consent to Credit Agreement, dated as of September 29, 2023 by and among Four Twenty Corporation, Bank of America, N.A. and the Guarantors and Lenders party thereto.	8-K	001-38594	10.2	10/2/2023

10.17	Waiver to Credit Agreement, dated as of January 5, 2024, by and among Four Twenty Corporation, Bank of America, N.A., and the Guarantors and Lenders party thereto.	10-Q	001-38594	10.2	1/9/2024

10.18	Third Amendment and Consent to Credit Agreement, dated as of March 29, 2024, by and among American Beverage Crafts Group, Inc. (formerly known as Four Twenty Corporation), Bank of America, N.A. and the Guarantors and Lenders party thereto.	10-Q	001-38594	10.5	4/9/2024

10.19	Promissory note in the amount of $23,791,65710.24 payable by Aphria Diamond Inc.	10-Q	001-38594	10.2	10/10/2024

10.20	Fourth Amendment and Consent to Credit Agreement, dated as of October 30, 2024.	8-K	001-38594	10.1	11/1/2024

10.21	Credit Agreement, dated February 21, 2025, by and among Aphria Diamond Inc., Canadian Imperial Bank of Commerce and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 26, 2025).	8-K	001-38594	10.1	2/26/2025

10.22	Fifth Amendment to Credit Agreement, dated as of July 25, 2025.	10-Q	001-38594	10.20	10/9/2025

10.23	Amendment No. 1 to Employment Agreement, dated as of October 7, 2025, by and between the Company and Irwin D. Simon.	10-Q	001-38594	10.2	10/9/2025

10.24	Promissory note in the amount of $14,821,356, made by Aphria Diamond Inc. in favor of Double Diamond Holdings Ltd.	10-Q	001-38594	10.3	10/09/2025

10.25	Business and Asset Sale Agreement, dated March 2, 2026, by and among Tilray Brands, Inc., BrewDog plc, BrewDog Retail Limited, Draft House Holding, BrewDog International Limited, and Tilray Brands UK Ltd.	10-Q	001-38594	10.1	4/1/2026

10.26	Sales Agreement, dated as of April 15, 2026 by and among Tilray Brands, Inc. and Jefferies LLC, TD Securities (USA) LLC and Roth Capital Partners, LLC	8-K	001-38594	1.1	4/15/2026

10.27	Amended and Restated 2025 Form of Executive Retention Agreement.	10-K	001-38594	10.23	7/29/2025

10.28	2027 Form of Executive Retention Agreement.					X

10.29	Sixth Amendment to Credit Agreement, dated as of July 24, 2026.					X

19	Insider Trading and Trading Window Policy					X

21.1	Subsidiaries of Tilray Brands Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation					X

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended May 31, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Loss and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: July 28, 2026	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Irwin D. Simon	Chief Executive Officer and Chairman (Principal Executive Officer)	July 28, 2026
Irwin D. Simon
Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Carl Merton		July 28, 2026
Carl Merton

/s/ Renah Persofsky	Director	July 28, 2026
Renah Persofsky

/s/ Steven Cohen	Director	July 28, 2026
Steven Cohen

/s/ David Clanachan	Director	July 28, 2026
David Clanachan

/s/ John M. Herhalt	Director	July 28, 2026
John M. Herhalt

/s/ David Hopkinson	Director	July 28, 2026
David Hopkinson

/s/ Tom Looney	Director	July 28, 2026
Tom Looney