Form 10-Q
period 2026-08-31
Tilray Brands, Inc.
filed 2026-10-08
CIK 1731348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 6, 2026, the registrant had 147,787,523 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2026 (the “Form 10-Q”) contains forward-looking statements under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements under the Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the “safe harbor” created by those sections and other applicable laws. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,”  “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our intentions regarding our cost savings initiatives and our expected benefits from those initiatives; our strategic initiatives, business strategy, supply chain, brand portfolio, product performance and expansion efforts; our expectations regarding revenue for certain of our segments and trends for gross margin; our intentions regarding our capital structure and TLRY 27 Notes; current or future macroeconomic trends; industry trends; or legislative or regulatory changes, including our statements regarding the anticipated impact of Tariffs on our costs or opportunities presented by such changes on our growth; our statements regarding the consolidation of the Canadian cannabis industry; our expectations for higher margin sales by redirecting our Canadian cannabis inventory to international markets; our expectations for our positioning and cannabis market share in Europe and other markets; future corporate acquisitions and strategic transactions; and our synergies, cash savings and efficiencies anticipated from the integration of our completed acquisitions and strategic transactions; and our expectations regarding the availability under the revolving credit facility and our ability to comply with the financial covenants under our credit facility in future periods.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include, but are not limited to, those identified in this Form 10-Q and other risks and matters described in our most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2026 as well as our other filings made from time to time with the U.S. Securities and Exchange Commission and in our Canadian securities filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TILRAY BRANDS, INC.

Consolidated Statements of Financial Position

(in thousands of United States dollars, unaudited)

	August 31,	May 31,
	2026	2026
Assets
Current assets
Cash and cash equivalents	$214,960	$225,977
Restricted cash	3,383	3,365
Marketable securities	3,047	5,289
Accounts receivable, net	190,617	189,170
Inventory	328,973	301,192
Prepaids and other current assets	64,160	64,692
Assets held for sale	2,449	2,449
Total current assets	807,589	792,134
Capital assets	665,923	680,225
Operating lease, right-of-use assets	42,030	42,318
Digital assets	720	674
Intangible assets	42,468	42,779
Goodwill	752,350	752,350
Long-term investments	6,365	6,551
Other assets	10,509	10,981
Total assets	$2,327,954	$2,328,012
Liabilities
Current liabilities
Bank indebtedness	$8,688	$8,775
Accounts payable and accrued liabilities	335,415	318,088
Current portion of lease liabilities	11,902	13,357
Current portion of long-term debt	15,457	18,160
Current portion of convertible debentures payable	59,224	—
Total current liabilities	430,686	358,380
Long - term liabilities
Lease liabilities	158,610	158,155
Long-term debt	118,046	120,425
Convertible debentures payable	—	79,529
Deferred tax liabilities, net	9,746	12,256
Other liabilities	4,192	4,400
Total liabilities	721,280	733,145
Commitments and contingencies (refer to Note 18)
Stockholders' equity
Common stock ($0.0001 par value; 1,416,000,000 common shares authorized; 144,936,074 and 131,683,075 common shares issued and outstanding, respectively)	145	132
Treasury Stock (1,124,869 and 589,217 treasury shares issued and outstanding, respectively)	—	—
Preferred shares ($0.0001 par value; 10,000,000 preferred shares authorized; nil and nil preferred shares issued and outstanding, respectively)	—	—
Additional paid-in capital	6,674,469	6,627,056
Accumulated other comprehensive loss	(39,492)	(44,233)
Accumulated deficit	(5,011,764)	(4,968,623)
Total Tilray Brands, Inc. stockholders' equity	1,623,358	1,614,332
Non-controlling interests	(16,684)	(19,465)
Total stockholders' equity	1,606,674	1,594,867
Total liabilities and stockholders' equity	$2,327,954	$2,328,012

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands of United States dollars, except for share and per share data, unaudited)

	Three months ended
	August 31,	August 31,
	2026	2025
Net revenue	$257,147	$209,501
Cost of goods sold	179,638	152,032
Gross profit	77,509	57,469
Operating expenses:
General and administrative	57,608	41,053
Selling	13,593	12,923
Amortization	6,500	3,929
Marketing and promotion	15,736	10,155
Research and development	89	41
Change in fair value of contingent consideration	—	(15,000)
Litigation costs, net of recoveries	787	1,007
Restructuring costs	2,447	869
Transaction costs, net	4,802	400
Total operating expenses	101,562	55,377
Operating income (loss)	(24,053)	2,092
Interest expense, net	(6,480)	(6,696)
Non-operating income (expense), net	(7,773)	3,832
(Loss) before income taxes	(38,306)	(772)
Income tax expense (recovery), net	1,725	(2,285)
Net income (loss)	$(40,031)	$1,513
Total net income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(43,141)	(322)
Non-controlling interests	3,110	1,835
Other comprehensive gain (loss), net of tax
Foreign currency translation gain (loss)	4,412	(188)
Comprehensive income (loss)	$(35,619)	$1,325
Total comprehensive income (loss) attributable to:
Stockholders of Tilray Brands, Inc.	(38,400)	(489)
Non-controlling interests	2,781	1,814
Weighted average number of common shares - basic[1]	133,340,533	106,027,190
Weighted average number of common shares - diluted[1]	133,340,533	106,027,190
Net loss per share - basic[1]	$(0.32)	$(0.00)
Net loss per share - diluted[1]	$(0.32)	$(0.00)

1The prior year share and amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025. See Note 1 (Basis of presentation and summary of significant accounting policies).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of United States dollars, except for share data, unaudited)

						Accumulated
	Number of		Number of		Additional	other		Non-
	common	Common	treasury	Treasury	paid-in	comprehensive	Accumulated	controlling
	shares(1)	Stock	shares(1)	stock	capital	loss	Deficit	interests	Total
Balance at May 31, 2025	106,067,875	$106	(200,422)	$—	$6,401,657	$(43,063)	$(4,847,226)	$(21,899)	$1,489,575
Share issuance - At-the-Market (“ATM”) program	3,444,380	3	—	—	22,488	—	—	—	22,491
Share issuance - Repurchase of TLRY 27 convertible note	1,259,182	1	(120,969)	—	4,799	—	—	—	4,800
Share issuance - Settlement of equity component of TLRY 27 convertible note	—	—	—	—	(1,158)	—	—	—	(1,158)
Share issuance - RSUs exercised	1,057,680	1	—	—	(1)	—	—	—	—
Shares effectively repurchased for employee withholding tax	—	—	—	—	(1,427)	—	—	—	(1,427)
Stock-based compensation	—	—	—	—	5,052	—	—	—	5,052
Comprehensive income (loss) for the period	—	—	—	—	—	(167)	(322)	1,814	1,325
Balance at August 31, 2025	111,829,117	$111	(321,391)	$—	$6,431,410	$(43,230)	$(4,847,548)	$(20,085)	$1,520,658

Balance at May 31, 2026	131,683,075	$132	(589,217)	$—	$6,627,056	$(44,233)	$(4,968,623)	$(19,465)	$1,594,867
Share issuance - At-the-Market (“ATM”) program	4,645,344	5	—	—	22,333	—	—	—	22,338
Share issuance - Repurchase of TLRY 27 convertible note	5,229,861	5	(535,652)	—	24,629	—	—	—	24,634
Share issuance - Settlement of equity component of TLRY 27 convertible note	—	—	—	—	(6,358)	—	—	—	(6,358)
Share issuance - RSUs exercised	1,990,747	2	—	—	—	—	—	—	2
Shares effectively repurchased for employee withholding tax	—	—	—	—	(7,123)	—	—	—	(7,123)
Share issuance - Performance-Based Elective Settlement Award achieved	1,387,047	1	—	—	6,435	—	—	—	6,436
Stock-based compensation	—	—	—	—	7,497	—	—	—	7,497
Comprehensive income (loss) for the period	—	—	—	—	—	4,741	(43,141)	2,781	(35,619)
Balance at August 31, 2026	144,936,074	$145	(1,124,869)	$—	$6,674,469	$(39,492)	$(5,011,764)	$(16,684)	$1,606,674

1The prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025. See Note 1 (Basis of presentation and summary of significant accounting policies).

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Consolidated Statements of Cash Flows

(in thousands of United States dollars, unaudited)

	For the three months ended
	August 31,	August 31,
	2026	2025
Cash provided by (used in) operating activities:
Net income (loss)	$(40,031)	$1,513
Adjustments for:
Income tax expense (recovery), net	1,725	(2,285)
Unrealized foreign exchange (gain) loss	4,524	(2,328)
Amortization	18,638	15,561
Accretion of convertible debt discount	1,465	1,976
Unrealized (gain) loss on digital assets	(46)	8
Other non-cash items	(1,745)	282
Stock-based compensation	6,584	5,052
Loss (gain) on long-term investments	27	(39)
Loss on derivative instruments	—	3,670
Change in fair value of contingent consideration	—	(15,000)
Change in non-cash working capital:
Accounts receivable	(1,319)	14,414
Prepaids and other current assets	1,004	(7,133)
Inventory	(27,781)	(11,905)
Accounts payable and accrued liabilities	20,414	(5,127)
Net cash used in operating activities	(16,541)	(1,341)
Cash provided by (used in) investing activities:
Investment in capital and intangible assets	(11,009)	(9,523)
Proceeds from disposal of capital and intangible assets	101	293
Investment in digital assets	—	(1,000)
Sale (purchase) of marketable securities, net	2,242	34,697
Proceeds from long-term investments	133	—
Business acquisitions, net of cash acquired	(720)	—
Net cash used in investing activities	(9,253)	24,467
Cash provided by (used in) financing activities:
Share capital issued, net of cash issuance costs	22,338	22,491
Repayment of long-term debt	(5,846)	(2,653)
Repayment of lease liabilities	(2,438)	(994)
Net (increase) decrease in bank indebtedness	(87)	1,004
Net cash provided by financing activities	13,967	19,848
Effect of foreign exchange on cash and cash equivalents	828	188
Net increase (decrease) in cash and cash equivalents	(10,999)	43,162
Cash and cash equivalents, beginning of period	229,342	221,666
Cash and cash equivalents and restricted cash, end of period	$218,343	$264,828

Within the Consolidated Statements of Cash Flows, cash and cash equivalents includes $3,383 of restricted cash as of August 31, 2026, and $nil as of August 31, 2025.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TILRAY BRANDS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of presentation and summary of significant accounting policies

The accompanying unaudited condensed interim consolidated financial statements reflect the accounts of the Company for the quarterly period ended August 31, 2026 (the “Financial Statements”). The Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements (the “Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended  May 31, 2026 (the “Annual Report”). These Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full fiscal year.

The Financial Statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year after the date the Financial Statements are issued and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments that are measured at fair value, as detailed in the Company’s accounting policies.

All amounts in the Financial Statements, and the accompanying notes and tables have been rounded to the nearest thousand, except par values and per share amounts, and unless otherwise indicated.

Basis of consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. In certain circumstances, such as with the BrewDog US acquisition, the Company may also consolidate an entity or a group of acquired assets and assumed liabilities where the Company has obtained effective control over the relevant operations, notwithstanding that certain regulatory approvals, licensing transfers, or other administrative matters remain pending as of the date control is obtained. In such cases, consolidation commences on the date the Company obtains the power to direct the relevant activities and is exposed to the variable returns of the operations, consistent with the guidance in ASC 810 and, where applicable, the acquisition date determined under ASC 805, see Note 7 (Business acquisitions).

The financial statements of all subsidiaries are included in the Financial Statements from the date that control commences until the date that control ceases. All intercompany balances and transactions have been eliminated on consolidation. A complete list of our subsidiaries that existed as of our most recent fiscal year end is included in the Annual Report.

Restricted cash

We classify cash that is legally or contractually restricted as to withdrawal or usage as restricted cash. As of  August 31, 2026, the Company reported $3,383 of restricted cash related to the funds held in escrow in connection with the acquisition of BrewDog plc (“BrewDog”), which was completed on March 2, 2026. See Note 7 (Business acquisitions).

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

All issued and outstanding Common Stock, per share amounts, and outstanding equity instruments and awards exercisable into common stock the (“Common Stock”) contained in the Financial Statements of the Company and notes thereto have been retroactively adjusted to reflect the Reverse Stock Split for all prior periods presented.

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

In computing diluted earnings (loss) per share, common share equivalents are not considered in periods in which a net income (loss) attributable to Tilray shareholders is reported as the inclusion of the common share equivalents would be anti-dilutive. For the three months ended August 31, 2026 and  August 31, 2025, the dilutive potential common share equivalents outstanding consisted of the following: 11,354,193 and 5,210,722 common shares from RSUs, 301,604 and 303,201 common shares from share options, nil and 620,900 common shares for warrants and 2,410,240 and 3,766,478 common shares for convertible debentures, respectively. Prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

New accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for the Company beginning with its fiscal year ended  May 31, 2028 and will be disclosed in the Annual Report on Form 10-K for such period and interim periods thereafter. The Company is currently evaluating the effect of adopting this ASU.

New accounting pronouncements recently adopted

In  August 2023, the FASB issued ASU 2023-05, Business Combination - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement (“ASU 2023-05”), which is intended to address the accounting for contributions made to a joint venture. ASU 2023-05 is effective for the Company beginning  June 1, 2026, however, it did not have a material impact on the Company’s Financial Statements.

In  July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. ASU 2025-05 became effective for the Company on June 1, 2026, however, it did not have a material impact on the Company’s Financial Statements.

Note 2. Inventory

Inventory consisted of the following:

	August 31,	May 31,
	2026	2026
Beverage inventory	$88,201	$80,723
Cannabis plants	35,728	38,253
Dried cannabis	118,323	106,467
Cannabis derivatives	5,696	5,463
Cannabis vapes	1,641	1,649
Packaging and other inventory items	14,262	14,255
Distribution inventory	51,725	40,054
Wellness inventory	13,397	14,328
Total	$328,973	$301,192

Note 3. Capital assets

Capital assets consisted of the following:

	August 31,	May 31,
	2026	2026
Land	$59,583	$59,764
Production facilities	462,936	464,415
Equipment	286,601	283,778
Leasehold improvements	32,807	32,954
Finance lease, right-of-use assets	116,458	117,976
Construction in progress	7,630	10,009
	$966,015	$968,896
Less: accumulated amortization	(300,092)	(288,671)
Total	$665,923	$680,225

Assets held for sale consisted of the following:

	August 31,	May 31,
	2026	2026
Equipment	$979	$979
Leasehold improvements	493	493
Operating lease, right-of-use assets	977	977
Total	$2,449	$2,449

During the fiscal year ended  May 31, 2026, the Company classified certain assets of its Atwater Brewing business, which are assets contained within its Beverage reporting unit having a carrying value of $2,449, as assets held for sale. These assets were acquired on September 1, 2024 in connection with the transaction referred to as “Craft Acquisition II.” Following management’s assessment of facility utilizations, it was determined that such assets would be held for sale. Assets held for sale are measured at the lower of carrying amount and the fair value less costs to sell and are no longer depreciated. Changes in the carrying amount are recorded in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Note 4. Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		August 31,	May 31,
	Classification on Balance Sheet	2026	2026
Assets
Finance lease, right-of-use assets	Capital assets	$116,458	$117,976
Operating lease, right-of-use assets	Operating lease, right-of-use assets	42,030	42,318
Total right-of-use assets		$158,488	$160,294
Liabilities
Current:
Current portion of finance lease liabilities	Current portion of lease liabilities	$3,138	$5,105
Current portion of operating lease liabilities	Current portion of lease liabilities	8,764	8,252
Non-current:
Finance lease liabilities	Lease liabilities	121,198	119,682
Operating lease liabilities	Lease liabilities	37,412	38,473
Total lease liabilities		$170,512	$171,512

Included in total lease liabilities is $985 related to disposal groups classified as held for sale. See Note 3 (Capital Assets).

The following table presents the future undiscounted payments associated with lease liabilities as of August 31, 2026:

	Operating	Finance
	leases	leases
2027 (remaining nine months)	$12,503	$15,265
2028	15,724	20,353
2029	11,168	20,204
2030	7,232	19,968
Thereafter	14,469	148,372
Total minimum lease payments	$61,096	$224,162
Imputed interest	(14,920)	(99,826)
Obligations recognized	$46,176	$124,336

Note 5. Intangible Assets

Intangible assets consisted of the following items:

	Customer relationships & distribution channel	Licenses, permits & applications	Intellectual property, trademarks, knowhow & brands	August 31, 2026
Cost	$7,091	$27,636	$25,219	$59,946
Accumulated amortization	(383)	(7,608)	(9,487)	(17,478)
Total	$6,708	$20,028	$15,732	$42,468

As of August 31, 2026 and May 31, 2026, the Company also held the following intangible assets which have been fully impaired: $444,208 of customer relationships and distribution channels, $367,022 of licenses, permits and applications, and $452,530 of intellectual property, trademarks, know-how and brands.

	Customer relationships & distribution channel	Licenses, permits & applications	Intellectual property, trademarks, knowhow & brands	May 31, 2026
Cost	$6,793	$24,573	$26,633	$57,999
Accumulated amortization	(264)	(5,707)	(9,249)	(15,220)
Total	$6,529	$18,866	$17,384	$42,779

As of  August 31, 2026, the Company reported, in licenses, permits & applications, multi-period sponsorship rights of $17,458 and $nil of indefinite-lived intangible assets compared to $18,783 and $nil as of May 31, 2026, respectively.

Expected future amortization expense for intangible assets as of  August 31, 2026 is as follows:

Amortization
2027 (remaining nine months)	$10,377
2028	13,831
2029	6,319
2030	3,817
2031	3,817
Thereafter	4,307
Total	$42,468

Note 6. Goodwill

The following table reflects the carrying amount of goodwill for the Cannabis reporting unit:

	August 31,	May 31,
	2026	2026
Cannabis goodwill	$2,640,669	$2,640,669
Accumulated impairment losses	(1,888,319)	(1,888,319)
Total	$752,350	$752,350

During the fiscal quarter ended  August 31, 2026, the Company assessed for indicators of impairment and concluded that there were no such indicators and, accordingly, no further impairment testing was required and no impairment charges were recognized during the period.

The Company performed the annual impairment test during the fourth quarter ended  May 31, 2026 by completing a qualitative assessment of relevant events and circumstances. Based on this assessment, the Company determined that it was not more likely than not that the fair value of the Cannabis reporting unit was less than its carrying amount. Accordingly, no further goodwill impairment testing was performed and no goodwill impairment charges were recognized during the period.

Note 7. Business acquisitions

Acquisition of BrewDog

BrewDog UK I

On  March 2, 2026, Tilray Brands UK Ltd (“Tilray UK”), a wholly-owned subsidiary of the Company, entered into a Business and Asset Sale Agreement (the “BrewDog BASA”) pursuant to which Tilray UK acquired certain business operations and assets of BrewDog plc and certain of its subsidiaries (collectively, the “BrewDog Group”) through a pre-packaged administration process in Scotland under the Insolvency Act 1986, with the intent for Tilray UK to carry on the acquired business operations and assets as a going concern (the “BrewDog Acquisition”). The assets acquired included the brewery and distillery located in Ellon, Aberdeenshire, Scotland (the “UK Brewery”), the on-line business, the retail business, 11 of the BrewDog strategic pubs in Scotland, England and Ireland and all the world-wide intellectual property rights relating to the BrewDog brand, including sub-brands such as Punk IPA, Hazy Jane, Wingman, Elvis Juice and Dead Pony Club. The purpose of the acquisition is to broaden Tilray’s beverage brand strategy into international markets. In consideration for the BrewDog Acquisition, the Company paid a total purchase price of £33,000 ($44,220), paid in cash at completion.

BrewDog Australia

On  March 9, 2026, Tilray Australia New Zealand Pty Ltd,  a wholly-owned subsidiary of the Company, acquired BrewDog Brewing Australia Pty Ltd., which included BrewDog’s brewery and two hospitality venues in Australia. The purpose of the acquisition is to continue broadening Tilray’s beverage brand strategy into international markets. In consideration for the acquisition, the Company paid nominal consideration.

BrewDog UK II

On  March 23, 2026, Tilray UK acquired five additional BrewDog pubs in Scotland and England. The purpose of the acquisition is to broaden Tilray’s beverage brand strategy into international markets. The Company paid a total purchase price of £418 ($560), paid in cash at completion.

BrewDog U.S.

On  March 16, 2026, Tilray BrewDog U.S., Inc., a wholly-owned subsidiary of the Company, entered into an asset purchase agreement to acquire certain strategic BrewDog assets in the U.S., including a brewery, pub, and hotel in Columbus, Ohio, as well as pubs located in New Albany, Ohio, Cleveland, Ohio, and Las Vegas, Nevada (the “BrewDog U.S. Acquired Assets”). The Company obtained control of the BrewDog U.S. Acquired Assets and assumed certain liabilities, commencing on  April 1, 2026, which represents the acquisition date for accounting purposes under ASC 805, notwithstanding certain regulatory approvals that remained pending as of that date. The purpose of the acquisition is to broaden Tilray’s beverage brand strategy. In consideration for the acquisition, the Company paid a total purchase price of $9,293 for the BrewDog’s U.S. Acquired Assets, subject to customary post‑closing adjustments.

In connection with the BrewDog Acquisition and the acquisitions of BrewDog Australia, BrewDog UK II and BrewDog U.S. (collectively, the “Global BrewDog Acquisitions”), the Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value  may be subject to adjustments pending completion of final valuations and post-closing adjustments. The table below summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed for the Global BrewDog Acquisitions as of the effective acquisition dates as follows:

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

In the event that the Global BrewDog Acquisitions had occurred on  June 1, 2025, the Company would have had, on an unaudited pro forma basis for the asset groups purchased, additional net revenue of approximately $64,838 for the three months ended August 31, 2025, and its consolidated net income (loss) and comprehensive net income (loss) would have increased by approximately $9,807 for the three months ended August 31, 2025. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Global BrewDog Acquisitions.

Acquisition of Lyphe

On  April 15, 2026, Tilray Lyphe UK Limited, an indirect wholly-owned subsidiary of the Company, acquired the Lyphe Group (“Lyphe”), a UK-based medical cannabis clinic and digital pharmacy platform (the “Lyphe Acquisition”). In consideration for the Lyphe Acquisition, the Company paid a total purchase price of $3,074 (£2,200), consisting of 398,666 shares of the Company’s common stock having a value of $2,795 as of the date of issuance and $279 of cash. The purpose of the acquisition was driven by a strategic rationale tied to growth, vertical integration, and expansion in Europe, especially the UK medical cannabis market.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value  may be subject to adjustments pending completion of final valuations. The table below summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed in connection with the Lyphe Acquisition as of the effective acquisition date as follows:

Amount
Consideration
Shares	$2,795
Cash consideration	279
Total consideration	3,074
Net assets acquired
Current assets
Cash and cash equivalents	83
Accounts receivable	125
Inventory	146
Prepaids and other current assets	118
Long-term assets
Capital assets	34
Intangible assets	4,328
Total assets	4,834
Current liabilities
Accounts payable and accrued liabilities	1,760
Total liabilities	1,760
Total net assets acquired	$3,074

In the event that the Lyphe Acquisition had occurred on  June 1, 2025, the Company would have had, on an unaudited pro forma basis, additional net revenue of approximately $768 for the three months ended August 31, 2025, and its consolidated net income (loss) and comprehensive net income (loss) would have increased by approximately $257 for the three months ended August 31, 2025. This unaudited pro forma financial information does not reflect the realization of any expected ongoing synergies relating to the integration of the Lyphe Acquisition.

Acquisition of HelloMD

On  July 10, 2026, Aphria inc., a wholly-owned subsidiary of the Company, acquired HelloMD Corporation (“HelloMD”), a digital healthcare and patient engagement platform (the “HelloMD Acquisition”). The purpose of the acquisition was driven by a strategic rationale tied to growth, vertical integration, and expansion in the Canadian medical cannabis market. In consideration for the HelloMD Acquisition, the Company paid a total purchase price of $720 (CAD $1,000) of cash consideration. The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value  may be subject to adjustments pending completion of final valuations.

Note 8. Long-term investments

Long-term investments consisted of the following:

	August 31,	May 31,
	2026	2026
Equity investments measured at fair value using quoted prices in active markets (Level 1)	$1,025	$1,197
Equity investments measured at fair value using other observable inputs (Level 2)	976	990
Equity investments under measurement alternative (Level 3)	4,364	4,364
Total	$6,365	$6,551

As of August 31, 2026 and May 31, 2026, included within equity investment under measurement alternative (Level 3) is an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization valued at $4,364 and $4,364, respectively. See Note 24 (Financial risk management and financial instruments).

Note 9. Bank indebtedness

Aphria Inc., a subsidiary of the Company, has an operating line of credit in the amount of C$1,000, which bears interest at the lender’s prime rate plus 75 basis points. As of August 31, 2026, the Company has not drawn on this line of credit. The operating line of credit is secured by a security interest on certain real property located at 265 Talbot St. West, Leamington, Ontario.

CC Pharma GmbH, a subsidiary of the Company, has two operating lines of credit in the amounts of €7,000 and €500. These lines bear interest at Euro Short-Term Rate (“ESTR”) plus 2.50% and Euro Interbank Offered Rate (“EURIBOR”) plus 4.00%, respectively. As of August 31, 2026, a total of €7,490 ($8,688) was drawn down from the total available credit of €7,500. The operating line of credit for €7,000 is secured by an interest in the inventory of CC Pharma GmbH as well as the Densborn, Germany production facility and underlying real property. The operating line of credit for €500 is unsecured.

On  July 24, 2026, American Beverage Crafts Group Inc. (“ABC Group”), a wholly-owned subsidiary of the Company, entered into a Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with Bank of America, N.A., in its capacity as Administrative Agent, and certain other guarantors and lenders which are a party thereto. Specifically, the Sixth Amendment amends the Credit Agreement dated June 30, 2023 and, among other things, reflects revisions to the Company's credit facilities, including a reduction in the revolving commitments from $25,000 to $15,000 and modifications to certain financial covenants. As of  August 31, 2026, the Company has drawn $nil on the revolving line of credit under the ABC Group Credit Agreement.

See Note 26 (Subsequent events) for additional details after the period, with respect to the Seventh Amendment. As a result of this, the Company does not have the ability to draw on the revolving line of credit of $15,000 until covenant tests are once again tested.

Note 10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of:

	August 31,	May 31,
	2026	2026
Trade payables	$133,604	$114,538
Accrued liabilities	130,456	135,906
Litigation accruals	11,923	11,931
Accrued payroll and employment related taxes	19,664	20,013
Income taxes payable	15,604	12,667
Accrued interest	1,523	3,258
Sales taxes payable	22,641	19,775
Total	$335,415	$318,088

Note 11. Long-term debt

The following table sets forth the net carrying amount of long-term debt instruments:

	August 31,	May 31,
	2026	2026
Term loan - C$53,000 - Canadian prime plus an applicable margin, 3-year term, with a 10-year amortization, repayable in equal quarterly payments due in February 2028	$32,400	$34,310
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$181 including interest, due in July 2033	8,068	8,420
Term loan - C$25,000 - Canadian prime plus 1.00%, compounded monthly, 5-year term, with a 15-year amortization, repayable in equal monthly installments of C$196 including interest, due in July 2033	9,923	10,356
Term loan - C$1,250 - Canadian prime plus 1.50%, 5-year term, with a 10-year amortization, repayable in equal monthly installments of C$12 including interest, due in August 2026	—	23
Mortgage payable - C$3,750 - Canadian prime plus 1.50%, 5-year term, with a 20-year amortization, repayable in equal monthly installments of C$23 including interest, due in August 2041	1,831	1,890
Term loan ‐ €3,500 ‐ at 4.59%, 5‐year term, repayable in monthly installments of €52 plus interest, due in August 2028	1,599	1,822
Mortgage payable - $22,635 - EURIBOR rate plus 1.5%, 10-year term, repayable in monthly installments of $57 to $69, due in October 2030	18,480	18,669
Term loan - $90,000 - SOFR plus an applicable margin, 5-year term, repayable in quarterly installments of $875 to $2,250 due in June 2028	62,000	63,688
Carrying amount of long-term debt	134,301	139,178
Unamortized financing fees	(798)	(593)
Net carrying amount	133,503	138,585
Less principal portion included in current liabilities	(15,457)	(18,160)
Total non-current portion of long-term debt	$118,046	$120,425

On July 24, 2026, ABC Group entered into the Sixth Amendment with Bank of America, and the lenders which are a party thereto. The Sixth Amendment amends the Credit Agreement and, among other things, reflects revisions to the Company’s credit facilities, including a reduction in the revolving commitments from $25,000 to $15,000 and modifications to certain of the financial covenants. The Sixth Amendment also acknowledges a voluntary prepayment of $10,000, which was made on May 29, 2026, and includes various amendments, consents and other provisions relating to certain corporate and financing transactions.

See Note 26 (Subsequent events) for additional details after the period, with respect to the Seventh Amendment.

Note 12. Convertible debentures payable

The following table sets forth the net carrying amount of the convertible debentures payable:

	August 31,	May 31,
	2026	2026
5.20% Convertible Notes (“TLRY 27 Notes”), current portion	$59,224	$—
5.20% Convertible Notes (“TLRY 27 Notes”), non-current portion	—	79,529
Total convertible debentures payable	59,224	79,529

TLRY 27 Notes

	August 31,	May 31,
	2026	2026
5.20% Contractual debenture	$172,500	$172,500
Debt settlement	(108,500)	(84,500)
Unamortized discount	(4,776)	(8,471)
Net carrying amount	$59,224	$79,529

The TLRY 27 convertible debentures were issued on  May 30, 2023 and on June 9, 2023 by way of overallotment, in the principal amount of $172,500 (the “TLRY 27 Notes”). The TLRY 27 Notes bear interest at a rate of 5.20% per annum, payable semi-annually in arrears on  June 15 and  December 15 of each year, and mature on  June 15, 2027, unless earlier converted. The TLRY 27 Notes are Tilray’s general unsecured obligations and rank senior in right of payment to all of Tilray’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with any of Tilray’s unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of Tilray’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations) of Tilray’s current or future subsidiaries. Noteholders have the right to convert their TLRY 27 Notes into shares of Tilray’s Common Stock at their option, at any time, until the close of business on the second scheduled trading day immediately before  June 15, 2027. The initial conversion rate is approximately 37.66 shares per $1,000 principal amount of TLRY 27 Notes, which represents a conversion price of approximately $26.55 per share. The conversion rate and conversion price is subject to adjustment upon the occurrence of certain events.

The TLRY 27 Notes are now redeemable, in whole and not in part, at Tilray’s option at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price of Tilray’s Common Stock exceeds 130% of the conversion price for a specified period of time, which threshold has not been met. If certain corporate events that constitute a fundamental change occur, then, subject to a limited exception, noteholders  may require Tilray to repurchase their TLRY 27 Notes for cash. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, up to, but excluding, the applicable repurchase date. In connection with the Company’s offering of the TLRY 27 Notes, the Company entered into a share lending agreement with an affiliate of Jefferies LLC (the “Share Borrower”), pursuant to which it lent 3,850,000 shares of the Company’s Common Stock to the Share Borrower (the “Borrowed Shares”). At the time of issuance, the Borrowed Shares were newly-issued shares, and are held as treasury shares until the expiration or early termination of the share lending agreement and may be used by purchasers of the TLRY 27 Notes to sell up to 3,850,000 shares of the Company’s Common Stock. The fair value of the Borrowed Shares have been recorded as part of the unamortized discount on the debenture. The Company expects that the selling stockholders will use their position created by such sales to establish their initial hedge with respect to their investments in the TLRY 27 Notes. The Company did not receive any proceeds from the sale of the Borrowed Shares.

During the three months ended August 31, 2026, the Company exchanged an aggregate $24,000 of its TLRY 27 Notes for cancellation, by issuing 5,229,861 shares of Common Stock and paying $218 in cash to settle accrued interest. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $6,358 reduction of additional paid-in capital in the Consolidated Statements of Stockholders’ Equity. Additionally, this repurchase resulted in a gain of $3,495, which was recorded in other non-operating (losses) gains, net as shown in Note 23 (Non-operating income (expense)). Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by 535,652 shares, which were returned as Treasury Stock (as defined below). As of  August 31, 2026 and May 31, 2026, a total of 1,428,406 and 1,964,058 shares remained outstanding under the share lending arrangement, respectively. Prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

During the three months ended August 31, 2026, the Company recognized interest expense of $958 and accretion of amortized discount interest of $1,465. During the three months ended August 31, 2025, the Company recognized interest expense of $1,367 and accretion of amortized discount interest of $1,976.

As of  August 31, 2026, there was $64,000 principal outstanding compared to $88,000 principal outstanding as of  May 31, 2026 under the TLRY 27 Notes.

Note 13. Warrant liability

As of August 31, 2026 and May 31, 2026, the Company did not have warrants outstanding. The Company previously issued an aggregate of 620,900 warrants, which were exercised between  September 5, 2025 and September 15, 2025 in accordance with their terms. In connection with the exercise of such warrants, Tilray received $2,367 of cash consideration and delivered 620,900 shares of the Company’s Common Stock to such holders. Prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

Note 14. Stockholders' equity

Issued and outstanding

Pursuant to its Fifth Amended and Restated Certificate of Incorporation, the total number of shares that the Company is authorized to issue is 1,426,000,000 shares, of which 1,416,000,000 shares are Common Stock, and 10,000,000 shares of which are Preferred Stock (the “Preferred Stock”). As of  August 31, 2026, the Company had issued and outstanding 144,936,074 shares of Common Stock, 1,124,869 shares of Treasury Stock (the “Treasury Stock”) and no Preferred Stock. Historically, the Company has issued shares of its Common Stock in consideration for acquisitions and other strategic transactions, settlement of convertible notes, settlement of litigation claims, in connection with public offerings and as payment of dividends to non-controlling interests for profit distributions.

During the three months ended August 31, 2026, the Company had the following changes in shares of Common Stock:

a)

4,645,344 shares of Common Stock were issued pursuant to its At-the-Market (“ATM”) program, which generated gross proceeds of $22,887 and net proceeds of $22,338, after deducting $549 in commissions and other fees associated with these issuances.

b)

5,229,861 shares of Common Stock were issued having a value of $24,634 on the date of issuance in exchange for the cancellation of $24,000 of the TLRY 27 Notes. Upon exchanging the TLRY 27 Notes, a portion of the settlement consideration was allocated to the equity component of the instrument and was recognized as a $6,358 reduction of additional paid-in capital. Following consummation of the exchange, the number of outstanding Borrowed Shares of Common Stock was reduced by approximately 535,652 shares which were then returned as Treasury Stock, see Note 12 (Convertible debentures payable).

c)	1,990,747 shares of Common Stock were issued in connection with the exercise of previously awarded stock-based compensation awards, net of cancellations.
d)	1,387,047 shares of Common Stock were issued upon the achievement of the applicable performance conditions and vesting of the related Performance-Based Elective Settlement Award.

During the three months ended August 31, 2026, the Company granted 7,379,612 time-based Restricted Stock Units (“RSUs”) pursuant to the 2018 Equity Incentive Plan (“EIP”). During the fiscal year ended  May 31, 2026, the Company granted 4,562,669 time-based RSUs pursuant to the EIP.

During the three months ended August 31, 2026, the Company granted nil performance-based RSUs. During the fiscal year ended  May 31, 2026, the Company granted the following performance-based RSUs:

Beginning in fiscal year ended  May 31, 2024, the Company issued (i) 756,615 performance‑based restricted stock units (the “Performance‑Based RSUs”) and (ii) additional performance‑based awards payable in cash or, at the discretion of the Company’s Compensation Committee, in shares of the Company’s common stock (the “Performance‑Based Elective Settlement Award,” and together with the Performance‑Based RSUs, the “Performance‑Based Awards”). The Performance‑Based Awards were not considered granted for accounting purposes at the time of issuance because the applicable performance conditions had not yet been established or approved. Accordingly, no compensation expense was recognized within the Consolidated Statements of Loss at that time. During the period from issuance through the fiscal year ended  May 31, 2026, the number of outstanding Performance‑Based RSUs was reduced from 756,615 to 744,117 as a result of employee attrition, and the Performance‑Based Elective Settlement Award was also correspondingly reduced.

In September 2025, the Company established and approved the relevant performance conditions for the Performance‑Based Awards and, as a result, the awards were considered granted for accounting purposes. Beginning in the quarter ended November 30, 2025, the Company commenced recognition of stock‑based compensation expense based on the grant‑date fair value of the Performance‑Based Awards, which was recognized over the remaining requisite service period. Because the Performance‑Based Elective Settlement Award had a fixed monetary value and was settleable in a variable number of shares, it was classified as a liability within the Consolidated Statements of Financial Position. The Performance‑Based RSUs are classified as equity awards and are reflected within stockholders’ equity.

During the three months ended August 31, 2026, following the conclusion of the measurement period on May 31, 2026 and the determination of the applicable achievement percentage, the Compensation Committee approved settlement of the Performance-Based Elective Settlement Award through a combination of cash and shares. Accordingly, the Company issued 1,387,047 shares of common stock during the period and settled the remaining obligation in cash subsequent to August 31, 2026.

The Company’s total stock-based compensation expense incurred for the three months ended August 31, 2026 was $6,584 compared to $5,052 for the three months ended August 31, 2025.

Prior year share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, which became effective on December 2, 2025.

Note 15. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation gain (loss) as follows:

Total
Foreign
currency
translation
gain (loss)
Balance May 31, 2025	$(43,063)
Other comprehensive income (loss)	(167)
Balance August 31, 2025	$(43,230)

Balance May 31, 2026	$(44,233)
Other comprehensive income (loss)	4,741
Balance August 31, 2026	$(39,492)

Note 16. Non-controlling interests

The following table provides a summary of certain balance sheet information as of August 31, 2026, before intercompany eliminations, relating to several entities in which the Company maintains a majority ownership with a third-party non-controlling interest, including Enroot (75% ownership), Aphria Diamond (51% ownership), and Colcanna S.A.S. (90% ownership):

		Aphria	ColCanna	August 31,
	Enroot	Diamond	S.A.S.	2026
Current assets	$218	$114,803	$2	$115,023
Non-current assets	—	101,375	4,313	105,688
Current liabilities	(19)	(126,709)	(7,185)	(133,913)
Non-current liabilities	—	(36,074)	(1,442)	(37,516)
Net assets	$199	$53,395	$(4,312)	$49,282

The following table provides a summary of certain balance sheet information as of May 31, 2026, before intercompany eliminations, relating to the above-referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest:

		Aphria	ColCanna	May 31,
	Enroot	Diamond	S.A.S.	2026
Current assets	$201	$110,664	$1	$110,866
Non-current assets	—	105,278	3,756	109,034
Current liabilities	(4)	(129,883)	(7,147)	(137,034)
Non-current liabilities	—	(38,231)	(1,440)	(39,671)
Net assets	$197	$47,828	$(4,830)	$43,195

The following table provides a summary of certain income statement information for the three months ended August 31, 2026, before intercompany eliminations, relating to the above referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest:

		Aphria	ColCanna	August 31,
	Enroot	Diamond	S.A.S.	2026
Revenue	$—	$14,868	$—	$14,868
Total expenses	—	8,738	(1,053)	7,685
Net (loss) income	—	6,130	1,053	7,183
Other comprehensive (loss) income	2	(563)	(535)	(1,096)
Net comprehensive (loss) income	$2	$5,567	$518	$6,087
Non-controlling interest %	25%	49%	10%	NA
Net comprehensive (loss) income attributable to NCI	$1	$2,728	$52	$2,781

The following table provides a summary of certain income statement information for the three months ended August 31, 2025, before intercompany eliminations, relating to the above referenced majority-owned subsidiaries of the Company in which there was a non-controlling interest:

	Aphria	ColCanna	August 31,
	Diamond	S.A.S.	2025
Revenue	$18,102	$—	$18,102
Total expenses	13,497	(186)	13,311
Net (loss) income	4,605	186	4,791
Other comprehensive (loss) income	(911)	(147)	(1,058)
Net comprehensive (loss) income	$3,694	$39	$3,733
Non-controlling interest %	49%	10%	NA
Net comprehensive (loss) income attributable to NCI	$1,810	$4	$1,814

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

The Company reported income tax expense of $1,725 for the three months ended August 31, 2026, and an income tax recovery of $(2,285) for the three months ended August 31, 2025. The income tax expense in the current period varies from the Federal statutory income tax rate and prior year period primarily due to the geographical mix of earnings and losses with no tax benefit resulting from valuation allowances in certain jurisdictions.

Note 18. Commitments and contingencies

Purchase and other commitments

The Company has financial commitments that are classified as long-term debt, refer to Note 11 (Long-term debt), as convertible notes, refer to Note 12 (Convertible debentures payable), as material purchase commitments, which are inclusive of multi-period sponsorship rights, and as construction commitments as follows:

	Total	2027	2028	2029	2030	Thereafter
Long-term debt repayment	$134,301	$15,457	$86,454	$3,511	$3,681	$25,198
Convertible debentures payable	64,000	64,000	—	—	—	—
Material purchase obligations	67,974	50,650	11,320	1,739	1,767	2,498
Construction commitments	1,343	1,343	—	—	—	—
Total	$267,618	$131,450	$97,774	$5,250	$5,448	$27,696

The amounts presented in the above table represent contractual commitments which are expected to be settled within the next twelve months from August 31, 2026, with each subsequent column representing the succeeding twelve month period.

Legal proceedings

In the ordinary course of business, we are at times subject to various legal proceedings and disputes, including the proceedings specifically discussed below. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our Financial Statements. These legal reserves  may be increased or decreased to reflect any relevant developments on a quarterly basis. In circumstances where a loss is not probable or the amount of loss is not estimable, we do not accrue legal reserves. While the outcome of legal proceedings carry an inherent degree of uncertainty, our management believes that it has established appropriate legal reserves based on the information currently available and available insurance coverage. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on our consolidated financial position, consolidated results of operations, or consolidated cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable,  may be material to our consolidated financial position, consolidated results of operations, or consolidated cash flows.

There have been no material changes in the legal proceedings since our Annual Report on Form 10-K for the fiscal year ended  May 31, 2026.

Summary of litigation accruals

As described in Note 10 (Accounts payable and accrued liabilities), the total estimated litigation expense accrual included in accrued liabilities as of  August 31, 2026 and May 31, 2026 was $11,923 and $11,931, respectively. During the three months ended August 31, 2026, the accrual decreased as a result of foreign exchange effects. As described above, this accrual reflects reserves established for various ongoing litigation matters with probable losses that can be reasonably estimated.

Note 19. Net revenue

The Company reports Net revenue in four reporting segments: beverage, cannabis, distribution, and wellness. Net revenue for the three months ended August 31, 2026 and three months ended August 31, 2025 were as follows:

	For the three months ended
	August 31,	August 31,
	2026	2025
Beverage revenue	$104,237	$58,512
Beverage excise taxes	(2,741)	(2,773)
Net beverage revenue	101,496	55,739
Cannabis revenue	75,191	87,735
Cannabis excise taxes	(19,082)	(23,224)
Net cannabis revenue	56,109	64,511
Distribution revenue	84,266	74,007
Wellness revenue	15,276	15,244
Total	$257,147	$209,501

Note 20. Cost of goods sold

The Company reports Cost of goods sold in four reporting segments: beverage, cannabis, distribution, and wellness. Cost of goods sold for the three months ended August 31, 2026 and three months ended August 31, 2025 were as follows:

	For the three months ended
	August 31,	August 31,
	2026	2025
Beverage costs	59,489	34,413
Cannabis costs	34,087	41,241
Distribution costs	75,143	66,008
Wellness costs	10,919	10,370
Total	$179,638	$152,032

Note 21. General and administrative expenses

General and administrative expenses for the three months ended August 31, 2026 and three months ended August 31, 2025 were as follows:

	For the three months ended
	August 31,	August 31,
	2026	2025
Salaries and wages	$26,108	21,736
Office and general	16,942	8,697
Stock-based compensation	6,584	5,052
Insurance	2,910	2,393
Professional fees	632	1,218
Gain on sale of capital assets	(101)	(241)
Travel and accommodation	2,305	1,312
Rent	2,228	886
Total	$57,608	$41,053

Note 22. Restructuring charges

In connection with the integration of certain acquisitions and strategic transactions, the Company has incurred restructuring and exit costs in the amount of $2,447 for the three months ended August 31, 2026, compared to $869 for the three months ended August 31, 2025. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed or otherwise incurred.

Within the Beverage segment, restructuring activities primarily related to a business optimization plan designed to consolidate production, streamline and simplify operations, and improve the Beverage cost structure. Activities implemented under the plan included the closure of and the consolidation of volumes into certain brewery and related facilities.  More specifically, in connection with our business optimization plan, we made decisions to cease production at our Terrapin facility in Athens, GA and our Hop Valley facility located in Eugene, OR, as well as executing an agreement to divest our Atwater business. Restructuring charges primarily consisted of employee termination severance and benefits, facility closure and exit costs, contract and other termination costs, costs associated with SKU rationalization activities, and other costs directly associated with the execution of the plan. As a result, during the three months ended August 31, 2026, the Company incurred $2,258 of restructuring related expenses associated with these efforts. The Company expects these specific initiatives to be substantially completed by the end of fiscal 2027.

Note 23. Non-operating income (expense), net

Non-operating income (expense), net for the three months ended August 31, 2026 and three months ended August 31, 2025 are as follows:

	For the three months ended
	August 31,	August 31,
	2026	2025
Change in fair value of warrant liability	$—	$(3,670)
Foreign exchange gain (loss)	(11,234)	6,928
(Loss) gain on long-term investments	(27)	39
Unrealized gain (loss) on digital assets	46	(8)
Other non-operating (losses) gains, net	3,442	543
Total	$(7,773)	$3,832

The other non-operating (losses) gains, net for the three months ended August 31, 2026, were gains of $3,442, which were mainly comprised of a gain of $3,495 resulting from the exchange transaction of the TLRY 27 Note, as described in Note 12 (Convertible debentures payable).

The other non-operating (losses) gains, net for the three months ended August 31, 2025, were gains of $543, which were mainly comprised of the gain of $495 resulting from the exchange transaction of the TLRY 27 Note.

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

On  August 31, 2026 and  May 31, 2026, the Company had long-term debt of $1,613 and $1,822, respectively, and the principal portion of convertible debentures payable of $64,000 and $88,000, respectively, subject to fixed interest rates. The Company’s long-term debt is valued based on discounting the future cash outflows associated with the long-term debt. The discount rate is based on the incremental premium above market rates for the securities issued by U.S. Department of the Treasury with similar duration. In each period thereafter, the incremental premium is held constant while the U.S. Department of the Treasury security is based on the then current market value to derive the discount rate.

The following tables present information about the Company’s assets and liabilities as of August 31, 2026 and  May 31, 2026, that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

				August 31,
	Level 1	Level 2	Level 3	2026
Financial assets
Cash and cash equivalents	$214,960	$—	$—	$214,960
Restricted cash	3,383	—	—	3,383
Marketable securities	3,047	—	—	3,047
Long-term investments	1,025	976	4,364	6,365
Digital assets	720	—	—	720
Total recurring fair value measurements	$223,135	$976	$4,364	$228,475

				May 31,
	Level 1	Level 2	Level 3	2026
Financial assets
Cash and cash equivalents	$225,977	$—	$—	$225,977
Marketable securities	5,289	—	—	5,289
Long-term investments	1,197	990	4,364	6,551
Total recurring fair value measurements	$232,463	$990	$4,364	$237,817

The Company’s financial assets and liabilities required to be measured on a recurring basis are its equity investments measured at fair value, digital assets, acquisition-related contingent consideration, and warrant liability.

During the three months ended August 31, 2026, the Company did not purchase any units of Bitcoin or other cryptocurrency. Digital assets recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1. The following table presents the Company’s digital asset holdings as of August 31, 2026:

	Quantity	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)
Bitcoin	9.16	$1,000	$720	$(280)
Total digital assets	9.16	$1,000	$720	$(280)

Certain equity investments recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1. The Company classified securities with observable inputs as Level 2 and without a quoted market price as Level 3.

As of August 31, 2026 and May 31, 2026, included within Equity investment under measurement alternative (Level 3) is an option to acquire a 68% membership interest in SH Acquisition for $1.00 upon U.S. federal cannabis legalization, which was valued at $4,364 and $4,364, respectively. The valuation continues to assume a 70% probability of U.S. federal cannabis legalization, which is required for the option to become exercisable, as further described below.

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

During the three months ended August 31, 2026, there was no change in the fair value of contingent consideration, as the applicable measurement period concluded during the prior fiscal year and as a result no contingent consideration obligation was payable.

The fair value measurement was based on significant unobservable inputs related to projected operating performance and expected cash outflows and was therefore classified as a Level 3 fair value measurement.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy, including equity investments accounted for under the measurement alternative, are reconciled as follows for the period ended  August 31, 2026:

Equity
Investments
Balance, May 31, 2026	$4,364
Unrealized gain (loss) on fair value	—
Balance, August 31, 2026	$4,364

During the three months ended August 31, 2025, the Company reassessed the estimated fair value of the contingent consideration liability as $nil, based on subsequent information regarding Montauk’s operating results and revised expectations for the remainder of the earn‑out period. As a result of lower‑than‑anticipated sales volumes during the peak selling periods of June, July and August 2025, and the loss of certain national retail programs, management concluded that Montauk no longer had a viable path to achieving the sales volume target or the EBITDA target within the earn‑out period. Accordingly, the Company applied a probability of achievement of 0% to the sales volume target and 0% to the remaining criteria. The resulting $15,000 change in fair value of the contingent consideration liability was recorded within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and contributed to the Company’s net income generated during the period ended August 31, 2025, despite historically reporting a loss.

The earn-out period concluded in fiscal 2026, and neither financial measure was achieved. Accordingly, no further changes to the fair value of the contingent consideration liability were recognized during the three-months ended August 31, 2026 or during the year ended May 31, 2026, as no contingent consideration obligation was payable.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy, including equity investments accounted for under the measurement alternative, are reconciled as follows for the period ended  August 31, 2025:

	Equity	Warrant	Contingent
	Investments	Liability	Consideration
Balance, May 31, 2025	$8,160	$(1,092)	$(15,000)
Unrealized gain (loss) on fair value	—	(3,670)	15,000
Balance, August 31, 2025	$8,160	$(4,762)	$—

The unrealized gain (loss) on assets and liabilities categorized within Level 3 of the fair value hierarchy are recognized in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) using the following inputs:

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

As part of its capital and liquidity management strategy, the Company  may, when appropriate, engage with its lenders to amend the terms of its debt arrangements, obtain waivers, or otherwise modify financing terms. Separately, the Company continues to evaluate alternatives to address the maturity of its TLRY 27 Notes on June 15, 2027, including pursuing opportunistic exchanges prior to maturity.

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

The following tables reconcile the Company’s segment gross profit to consolidated U.S. GAAP results:

	For the three months ended
	August 31,	August 31,
	2026	2025
Beverage
Net beverage revenue	$101,496	$55,739
Beverage costs	59,489	34,413
Beverage gross profit	42,007	21,326
Cannabis
Net cannabis revenue	56,109	64,511
Cannabis costs	34,087	41,241
Cannabis gross profit	22,022	23,270
Distribution
Distribution revenue	84,266	74,007
Distribution costs	75,143	66,008
Distribution gross profit	9,123	7,999
Wellness
Wellness revenue	15,276	15,244
Wellness costs	10,919	10,370
Wellness gross profit	4,357	4,874
Total
Total revenue	257,147	209,501
Total costs	179,638	152,032
Total gross profit	$77,509	$57,469

Segment costs are comprised of cost of goods sold, which include product costs, production-related salaries and an allocation of overhead costs.

The following table reconciles the total segment gross profit to the Company’s consolidated totals:

	For the three months ended
	August 31,	August 31,
	2026	2025
Gross profit	$77,509	$57,469
Operating expenses:
General and administrative	57,608	41,053
Selling	13,593	12,923
Amortization	6,500	3,929
Marketing and promotion	15,736	10,155
Research and development	89	41
Change in fair value of contingent consideration	—	(15,000)
Litigation costs, net of recoveries	787	1,007
Restructuring costs	2,447	869
Transaction costs, net	4,802	400
Total operating expenses	101,562	55,377
Operating income (loss)	(24,053)	2,092
Interest expense, net	(6,480)	(6,696)
Non-operating income (expense), net	(7,773)	3,832
Loss before income taxes	(38,306)	(772)
Income tax expense (recovery), net	1,725	(2,285)
Net income (loss)	$(40,031)	$1,513

Channels of Cannabis revenue were as follows:

	For the three months ended
	August 31,	August 31,
	2026	2025
Revenue from Canadian medical cannabis	$4,717	$6,146
Revenue from Canadian adult-use cannabis	53,564	64,067
Revenue from wholesale cannabis	673	4,155
Revenue from international cannabis	16,237	13,367
Less excise taxes	(19,082)	(23,224)
Total	$56,109	$64,511

Geographic net revenue:

	For the three months ended
	August 31,	August 31,
	2026	2025
USA	$58,326	$63,961
Canada	48,432	58,167
EMEA	145,522	85,253
Rest of World	4,867	2,120
Total	$257,147	$209,501

Geographic capital assets:

	August 31,	May 31,
	2026	2026
USA	$205,546	$207,592
Canada	237,582	245,799
EMEA	197,861	202,598
Rest of World	24,934	24,236
Total	$665,923	$680,225

Major customers are defined as customers that are materially significant to the Company’s annual revenues. For the three months ended August 31, 2026 and 2025, there were no major customers representing a material contribution to our quarterly revenues.

Note 26. Subsequent Events

In September 2026, the Company completed three private debt-for-equity Exchange Transactions with unrelated parties. Pursuant to the Exchange Transactions, the Company issued an aggregate of 2,841,650 shares of Common Stock in exchange for $12,000 aggregate principal amount of the TLRY 27 Notes due June 15, 2027. As a result, $52,000 of principal remains outstanding on the Company’s TLRY 27 Notes as of the date of this filing on October 8, 2026.

In September 2026, the Company completed the sale of its 90% ownership interest in Colcanna S.A.S. en Liquidación. The Company received nominal cash consideration and the purchaser assumed all liabilities of the subsidiary.

On October 7, 2026, ABC Group entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with Bank of America, N.A., in its capacity as Administrative Agent, and certain other guarantors and lenders which are a party thereto. Specifically, the Seventh Amendment amends the Credit Agreement dated June 30, 2023, and among other things, provides that the financial covenants will not be tested for the fiscal quarter ended August 31, 2026 and revises certain financial covenants for subsequent periods. The Seventh Amendment also limits borrowing availability under the revolving facility in future periods until the covenant tests are once again tested.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and the related Notes thereto for the three month period ended August 31, 2026 contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the Audited Consolidated Financial Statements and the related Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026, as well as in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 and in the section entitled “Item 1A. Risk Factors” in this Form 10-Q. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

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

-

Innovation. In the United States, we have been closely monitoring consumer beverage trends, which have included consumers drinking less beverage alcohol products for a variety of reasons and, when consuming alcoholic beverages, the increasing demand for ready-to-drink cocktail options. To address these trends, we have engaged in strategic innovation based on category analysis, consumer insights, and portfolio diversification into alternative beverage options. More specifically, we have launched products such as Cruisies and 10 Barrel’s Salty Sips line, a lower‑sugar vodka-based refresher made with real fruit juice and a pinch of sea salt. For consumers seeking to reduce their beverage alcohol consumption, the portfolio continues to scale across non‑alcoholic craft beer, clean‑label energy drinks fortified with vitamins, and 10 Barrel Clean Slate, a functional non‑alcoholic cocktail offering. Our innovation pipeline also includes flavored malt beverage offerings under the Popsicle brand, developed through a licensing partnership to bring iconic, nostalgic Popsicle flavors to ready‑to‑drink adult beverages. Following a successful market launch and strong consumer demand, we continue to expand the Popsicle product portfolio with additional flavor extensions and package formats, further strengthening the brand’s presence within the growing flavored malt beverage category. These strategic innovations underscore our commitment to offering high-quality options across a diverse range of beverage categories, positioning us for sustained growth by meeting consumer demand and differentiation in the competitive beverage segment.

-

Brew Pubs. We currently operate 20 brew pubs, including our Breckenridge Distillery restaurant and tasting room, in geographic regions across the U.S. and core markets for the associated craft brands. This includes our four recently acquired BrewDog U.S. brew pubs, including a flagship multi‑level location on the Las Vegas Strip. During fiscal 2027, we further expanded our experiential retail footprint with the opening of a second Montauk Brewing brewpub in Port Jefferson, New York, extending the brand’s coastal lifestyle experience and creating an additional destination for consumer engagement, brand building and product trial. An important part of our strategic plan for our craft beer business centers on the role that brew pubs and experiential hospitality play in promoting and showcasing the distinct, regional positioning of our various craft beer brands. They provide our consumers with a venue in which to connect with others and have an immersive brand experience which serves to enhance brand loyalty and drive immediate and long-term revenue growth. We also believe that our brew pub strategy fuels trial and innovation by allowing us to curate unique small batch product offerings in targeted test markets.

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

U.K. Beverage market trends:

In the U.K., the beverage alcohol market remains highly competitive and continues to be impacted by evolving consumer preferences, cost pressures, and moderation trends. Consumers are increasingly seeking premium products, no and low-alcohol alternatives, and differentiated brand experiences across both retail and hospitality channels. Through BrewDog’s established brand portfolio, retail and e-commerce presence, and company-operated bar network, we believe we are well-positioned to compete in the U.K. market while focusing on core brand performance, operational efficiency, and selective innovation.

Canadian cannabis market trends:

The cannabis industry in Canada continues to evolve given how nascent the industry is with federal legalization of adult-use cannabis occurring approximately eight years ago. Through analysis of the current market conditions, the following key trends have emerged and are anticipated to influence the near-term future in the Canadian cannabis industry:

-

Market share. During the first fiscal quarter, we experienced a decrease in market share in Canada from 7.9% to 7.4% from the immediately preceding quarter as reported by Hifyre data for all provinces, excluding Quebec where Weedcrawler was deemed more accurate. The 50-basis point decline primarily reflected a 90-basis point decrease in the whole flower category, resulting from a planned cultivation strain rotation that temporarily impacted supply, and a 440-basis point decrease in the straight-edge pre‑roll category due to an out‑of‑stock experienced by a componentry vendor despite maintaining a market leading position within this category. These declines were partially offset by modest increases in the vape, blunt and infused pre-roll categories as the Company continues to scale in these high-growth, ready-to-consume product formats. Despite the decline in flower market share, the Company remains focused on improving profitability within the category by prioritizing higher-margin premium brands, including Broken Coast. The Company continues to enhance its global supply chain and expand its cultivation footprint to support demand across Canadian and international markets. We have successfully optimized our Quebec cultivation facility and expect it to generate meaningful flower output in the second half of the fiscal year, which may be directed to international markets based on potential customer demand. During the fiscal quarter ended August 31, 2026, the Company opportunistically redirected approximately 1.0 Metric Tonnes to international markets, which are expected to generate higher margin sales.

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

International cannabis market trends:

We are a global leader in the development, production, distribution, marketing and sale of pharmaceutical-grade medical cannabis products. The cannabis industry in Europe is still in its early stages of development and countries within Europe are at different stages of medical cannabis legalization. Meaningful progress in the legalization and regulation of cannabis for medical purposes, has now taken place in more than 20 countries representing a population of more than 524 million people (Germany, UK, Italy, Poland, Netherlands, Czech Republic, Greece, Portugal, Austria, Switzerland, Denmark, Croatia, Malta, Luxembourg, Ukraine, Sweden, Norway, Türkiye, Ireland and Spain). Beyond this, some countries have expressed a clear political ambition to legalize adult-use cannabis (Portugal and Luxembourg), some are engaging in programs for adult-use legalization (Netherlands and Switzerland) and some are debating regulations for cannabinoid-based medicine (France). In Europe, we believe that, despite continuing recessionary economic conditions, political uncertainty in various countries and the continuing Russian conflict with Ukraine, cannabis legalization (both medicinal and adult-use) will continue to gain traction albeit more slowly than originally expected. This is evidenced by the cannabis regulations in Malta in 2021, in Czech Republic in 2026 and more concretely in Germany in 2024, which we believe will serve as a catalyst for continued changes in drug policy throughout Europe. Outside of Europe and North America, the cannabis industry is also continuing to develop with Australia and Israel representing some of the larger markets and with some Latin American countries also growing their respective medical cannabis markets, such as Argentina, Panama, Colombia and Brazil.

We continue to believe that Tilray remains uniquely well-positioned to maintain and gain significant market share in the markets in which we participate. We benefit from our end-to-end vertically-integrated infrastructure in major markets and well-placed investments, which are comprised of two EU-GMP cultivation facilities located in Portugal and Germany; our fully owned route-to-market encompassing sales, marketing and distribution infrastructure in Germany, Australia and Italy; a network of leading distributors who we work with in the various other countries in which we participate; and, our extensive genetics portfolio and demonstrated commitment and expertise related to the cultivation and production of high-quality, safe cannabis products. Tilray’s International business also benefits from the depth and breadth of knowledge, experience, relationships and infrastructure we have gleaned from our leading participation and investment into the Canadian medical and adult-use markets. Tilray is proudly pioneering the effort to further understand the therapeutic value of cannabis through strategic partnerships with leading research institutions globally where Tilray is currently supporting clinical trials around the world studying the efficacy of cannabis in treating various indications. We believe that these assets and attributes, combined with our ability to navigate complex regulatory environments, will continue to drive our leadership in international medical markets and allow us to successfully enter new markets as they adopt medical cannabis and potentially adult-use regulations and may also serve to support a potential U.S. participation.

Germany. Today, Germany remains the largest medical cannabis market in Europe.

We continue to believe that Tilray is well-positioned in Germany, particularly following the enactment of MedCanG and given our domestic cultivation capabilities. Our wholly owned subsidiary, Aphria RX, was awarded the first license for the cultivation of medical cannabis in Germany by the BfArM under the liberalized regime, enhancing our ability to serve patients with high-quality products and improved availability.

Recent changes to Germany’s statutory health insurance framework removed dried medical cannabis flower from the benefit entitlement under §31(6) SGB V. As a result, patients seeking to continue treatment with dried flower through the statutory system will generally be required to cover the cost privately. Standardized cannabis extracts and medicines containing dronabinol or nabilone remain eligible for reimbursement, subject to applicable requirements, including new conditions relating to prior treatment with an approved cannabis-based medicinal product. Certain implementation details and the treatment of previously approved therapies continue to be clarified.

We believe the breadth of our portfolio positions us well as these changes are implemented. Our established cannabis extract portfolio allows us to continue serving the reimbursed segment of the market, while our differentiated flower portfolio, which includes the ARX, Good Supply and Tilray Medical brands, provides a range of distinct product propositions for patients in the evolving self-pay market. Across the portfolio, we remain focused on delivering the quality, trust, safety and consistency expected from Tilray.

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

Panama. Panama established its medical cannabis framework under Law 242 of 2021, with further regulatory advancements in 2026 creating a structured pathway for physician authorization and patient registration. In July 2026, Tilray Medical commercially launched Tilray Oral Solution CBD100, manufactured at our EU-GMP-certified facilities in Portugal and supplied through our joint venture: Solana Life Group. The product is intended to be distributed by prescription through Farmacias Arrocha, expanding patient access to regulated, pharmaceutical-quality cannabinoid medicine through established healthcare channels.

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

U.S. cannabis market trends:

In April 2026, the U.S. Department of Justice (the “DOJ”) issued an order rescheduling FDA‑approved cannabis products and state‑licensed medical cannabis from Schedule I to Schedule III under the Controlled Substances Act. The DEA conducted an expedited administrative hearing to consider broader rescheduling.  While the DOJ rescheduling order is facing legal challenges in the D.C. Circuit Court of Appeals, the only expected additional step in the proceedings was for the DEA Chief Administrative Law Judge (the “ALJ”) to issue his recommendation on rescheduling to the DEA, who would then make a final determination on policy.  Most recently, the ALJ granted a motion for a stay filed by certain parties who claimed that the recent Government Accountability Office (“GAO”) report on drug scheduling should be entered into the record.  Agreeing that it should be allowed in the record, the ALJ has requested briefing of the GAO report to be submitted in the proceedings.

As a global leader in medical cannabis, we believe we are well-positioned to participate in a federally compliant U.S. medical cannabis market, but we continue to monitor the regulatory landscape and legal challenges that are ongoing. We continue to believe that these recent efforts to reschedule cannabis from Schedule I to Schedule III under the Controlled Substances Act represent meaningful progress toward broader cannabis reform and have the potential to accelerate clinical research, broaden patient access, and support the development of a regulated, science-driven medical cannabis market in the United States.

Wellness market trends:

Tilray Wellness’ branded business continues to grow across brick-and-mortar retail as well as e-commerce, which we believe further establishes its leading market share position in better-for-you categories. The Company continues to focus on value-added innovation within natural and organic food and beverages across branded and ingredient sales. We continue to participate in multiple growing categories including super-seeds, better-for-you breakfast, better-for-you snacking, as well as functional beverages and natural energy drinks. Within our Ingredients sales business, we have expanded our range of offerings in hemp protein and hemp oil, helping us further develop our business in North America and Asia.

Acquisitions, Strategic Transactions and Synergies

We strive to continue to expand our business, on a consolidated basis, through a combination of organic growth and acquisition. While we continue to execute against our strategic initiatives that we believe will result in long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to enter attractive new geographic markets and product categories as well as expand our existing capabilities. In addition, we have exited certain businesses and continue to evaluate certain businesses within our portfolio that are dilutive to profitability and cash flow. As a result, we incur transaction costs in connection with identifying and completing acquisitions and strategic transactions, as well as ongoing integration and restructuring costs as we combine acquired companies and continue to achieve synergies, which is offset by income generated in connection with the execution of these transactions. For the three months ended August 31, 2026, we incurred $4.8 million of transaction costs, net. For the three months ended August 31, 2025, we incurred $0.4 million of transaction costs, net. The following strategic transactions completed during the fourth quarter of fiscal year 2026 continue to have a meaningful impact on our business, growth strategy and operating results:

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

BrewDog. Between March and April 2026, Tilray completed the Global BrewDog Acquisitions. See Note 7 (Business acquisitions) for details of the various transactions. As the only global craft beer brand, BrewDog transformed our beverage platform from a U.S. platform into a global platform and provided us with the international presence, team and capabilities to support the broader distribution of our U.S. beverage brands across key international markets, consistent with our previously disclosed ambition. In addition to the acquisition of BrewDog’s global businesses, the acquisition of BrewDog U.S. furthered our regional jewel strategy in the U.S. craft beer market by providing us with a footprint in the Midwest.

Lyphe. On April 15, 2026, Tilray acquired Lyphe, a UK-based medical cannabis clinic and digital pharmacy platform. Through the Lyphe Acquisition, the Company seeks to enhance access to medical cannabis in the UK while expanding its capabilities in dispensing traditional prescription medicines, thereby creating a seamless, digitally enabled patient experience.

HelloMD. On July 10, 2026, the Company acquired HelloMD, a direct-to-patient medical cannabis platform. Through the HelloMD Acquisition, the Company expects to expand its direct-to-patient capabilities and create a fully vertically integrated medical cannabis platform in Canada.

Political and Economic Environment

Our results of operations may continue to be affected by economic, political, legislative, regulatory, legal actions, global volatility and general market disruption resulting from geopolitical tensions, such as Russia’s continued incursion into Ukraine, the ongoing events in the Middle East, including the conflict involving Iran, and political uncertainty in certain countries in Europe. Escalation of hostilities in the Middle East, including Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which may indirectly impact operating costs and consumer demand. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, government fiscal policies, and the recent economic uncertainties resulting from certain changes in U.S. global economic policy, including changes on global trade policies can have a significant effect on operations. More specifically, there are limited expected impacts on revenue from the recently enacted U.S. tariffs and foreign enacted retaliatory tariffs in most reporting segments. The Company is actively monitoring developments related to these tariffs, evaluating potential impacts on its business, and adapting its operations and mitigation strategies as appropriate. From a cost perspective, we believe the recently enacted tariffs have and may continue to have an impact on input materials such as aluminum, hops, barley, malt and vape componentry, which are partially imported. We intend to mitigate these impacts to the extent possible.

In addition, the recent U.S. federal regulatory developments regarding cannabis rescheduling represent a significant shift in the political and legislative environment. This evolution is expected to lead to a legitimate regulatory framework for the provision and use of medical cannabis as a therapy for a multitude of conditions and disease states, bringing U.S. drug policy in line with the drug policies of other countries around the world today. We expect that this will also lead to more research, clinical development, and education, aligning closely with Tilray’s established global expertise in regulated medical cannabis markets. During fiscal 2027, the U.S. Drug Enforcement Administration conducted administrative hearings regarding the proposed transfer of marijuana from Schedule I to Schedule III under the Controlled Substances Act and it was expected that the ALJ would issue his recommendation imminently. However, in response to a motion for a stay filed by certain parties who claimed that the recent Government Accountability Office (“GAO”) report on drug scheduling should be entered into the record, the ALJ granted the stay, thereby extending the hearings. We continue to monitor these developments and, with more clarity on the regulatory framework and the outcomes of the legal challenges, we intend to leverage our proven compliance infrastructure, scientific knowledge, and operational scale to expand responsibly in the U.S. market, introducing medical-grade cannabis products in targeted therapeutic formats. While these developments present significant long-term growth opportunities, they also introduce new regulatory complexities and potential risks that we will continue to monitor closely. These developments did not have any immediate impact on our financial results.

Seasonality

Certain of our reporting segments are affected by seasonal factors and, therefore, our results of operations for any interim period, including the three months ended August 31, 2026, are not necessarily indicative of the results that may be expected for the full fiscal year.

Beverage. Net revenue in our U.S. craft beer business has historically been highest in our fiscal fourth quarter, which ends on May 31st. In that quarter, wholesalers and retailers increase their purchases and inventory levels ahead of the summer selling season and new products are introduced in connection with retailer spring shelf resets. Our fiscal third quarter has historically been our lowest quarter for beer net revenue. With respect to spirits, our business has historically benefited from purchases ahead of the winter holiday season in our fiscal second quarter and our third quarter benefits on net revenue after the calendar reset for graduated excise tax rates. We have a limited operating history with BrewDog, which we acquired in fiscal 2026 and which includes hospitality and U.K. retail operations. Its seasonal patterns may differ from those of our U.S. craft beer business.

Distribution. Our Distribution segment has historically experienced higher purchasing by wholesalers, distributors and pharmacy customers in our fiscal fourth quarter, ahead of the summer vacation period in Europe.

Cannabis. Our Canadian adult-use cannabis business has historically experienced lower net revenue in our fiscal third quarter as the winter weather moves customers away from dried flower and pre-rolls to vapes before reversing in the fourth quarter as the spring and summer months arrive. Similar to our Distribution segment, net revenue from our International medical cannabis business is historically higher due to the increased purchasing by wholesalers, distributors and pharmacy customers in our fiscal fourth quarter, ahead of the summer vacation. However, it can also fluctuate significantly from quarter to quarter due to the timing of the receipt of import and export permits, import quotas, product availability (where our cultivation experiences lower yield during the hot summer months) are impacted and regulatory developments in the jurisdictions in which we operate.

Seasonal patterns in our results may be affected, or obscured, by other factors. These include acquisitions and the integration of acquired brands, the timing of retailer shelf resets and of product launches, our portfolio and SKU rationalization initiatives, the timing of customer orders and shipments, weather, and changes in laws and regulations. As a result, period-to-period comparisons of our results may not be meaningful indicators of future performance.

Results of Operations

Our consolidated results in thousands, except for per share data, are as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025
Net revenue	$257,147	$209,501	$47,646	23%
Cost of goods sold	179,638	152,032	27,606	18%
Gross profit	77,509	57,469	20,040	35%
Operating expenses:
General and administrative	57,608	41,053	16,555	40%
Selling	13,593	12,923	670	5%
Amortization	6,500	3,929	2,571	65%
Marketing and promotion	15,736	10,155	5,581	55%
Research and development	89	41	48	117%
Change in fair value of contingent consideration	—	(15,000)	15,000	(100)%
Litigation costs, net of recoveries	787	1,007	(220)	(22)%
Restructuring costs	2,447	869	1,578	182%
Transaction costs, net	4,802	400	4,402	1,101%
Total operating expenses	101,562	55,377	46,185	83%
Operating income (loss)	(24,053)	2,092	(26,145)	(1,250)%
Interest expense, net	(6,480)	(6,696)	216	(3)%
Non-operating (expense) income, net	(7,773)	3,832	(11,605)	(303)%
Loss before income taxes	(38,306)	(772)	(37,534)	4,862%
Income tax expense (recovery), net	1,725	(2,285)	4,010	(175)%
Net income (loss)	$(40,031)	$1,513	$(41,544)	(2,746)%

Use of Non-GAAP Measures

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including references to:

●	adjusted EBITDA,

●	cash and cash equivalents, restricted cash and marketable securities, and

●	constant currency presentation of net revenue (on a segment and consolidated basis).

These non-GAAP financial measures should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These financial measures, which may be different than similarly titled financial measures used by other companies, are presented to help investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Please see “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for reconciliation of such non-GAAP financial measures to the most directly comparable GAAP financial measures, as well as a discussion of our adjusted EBITDA measure and the calculation of such measure.

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

Cash and cash equivalents, restricted cash and Marketable Securities

The Company combines the Cash and cash equivalents financial statement line item, the restricted cash financial statement line and the Marketable securities financial statement line item as an aggregate total as reconciled in the liquidity and capital resource section below. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its short-term liquidity position by combining these three GAAP metrics.

Operating Metrics and Non-GAAP Measures

We use the operating metrics and non-GAAP measures set forth in the table below to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. Other companies, including companies in our industry, may calculate operating metrics and non-GAAP measures with similar names differently, which may reduce their usefulness as comparative measures. Certain variances are labeled as not meaningful (“NM”) throughout management's discussion and analysis.

	For the three months ended
	August 31,	August 31,
(in thousands of U.S. dollars)	2026	2025
Net beverage revenue	$101,496	$55,739
Net cannabis revenue	56,109	64,511
Distribution revenue	84,266	74,007
Wellness revenue	15,276	15,244
Beverage costs	59,489	34,413
Cannabis costs	34,087	41,241
Distribution costs	75,143	66,008
Wellness costs	10,919	10,370
Gross profit	77,509	57,469
Beverage gross margin	41%	38%
Cannabis gross margin	39%	36%
Distribution gross margin	11%	11%
Wellness gross margin	29%	32%
Adjusted EBITDA (1)	$9,205	$10,181
Cash and cash equivalents, restricted cash and marketable securities (1) as at the period ended:	221,390	264,828
Working capital as at the period ended:	$376,903	$433,508

(1) Adjusted EBITDA and cash, restricted cash and marketable securities are non-GAAP financial measures. See “Use of Non-GAAP Measures” above for a discussion of these Non-GAAP measures and “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” below for a reconciliation of these Non-GAAP Measures to our most comparable GAAP measure and the discussion above captioned “Cash and Marketable Securities.”

Segment Reporting

For the three months ended August 31, 2026 and August 31, 2025, respectively, our reporting segments net revenue was comprised of net revenues from our beverage, cannabis, distribution, and wellness operations as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025
Beverage business	$101,496	$55,739	$45,757	82%
Cannabis business	56,109	64,511	(8,402)	(13)%
Distribution business	84,266	74,007	10,259	14%
Wellness business	15,276	15,244	32	0%
Total net revenue	$257,147	$209,501	$47,646	23%

For the three months ended August 31, 2026 and August 31, 2025, respectively, our reporting segment net revenue on a constant currency(1) basis was as follows:

	For the three months ended
	as reported in constant currency(1)
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025
Beverage business	$101,777	$55,739	$46,038	83%
Cannabis business	56,873	64,511	(7,638)	(12)%
Distribution business	85,188	74,007	11,181	15%
Wellness business	15,433	15,244	189	1%
Total net revenue	$259,271	$209,501	$49,770	24%

(1)

The constant currency presentation of our net revenue based on reporting segment is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

For the three months ended August 31, 2026 and August 31, 2025, respectively, our geographic net revenue was as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025
USA	$58,326	$63,961	$(5,635)	(9)%
Canada	48,432	58,167	(9,735)	(17)%
EMEA	145,522	85,253	60,269	71%
Rest of World	4,867	2,120	2,747	130%
Total net revenue	$257,147	$209,501	$47,646	23%

For the three months ended August 31, 2026 and August 31, 2025, respectively, our geographic net revenue on a constant currency(1) basis was as follows:

	For the three months ended
	as reported in constant currency(1)
	August 31,	August 31,	Change	% Change
(in thousands of U.S. dollars)	2026	2025	2026 vs. 2025
USA	$58,326	$63,961	(5,635)	(9)%
Canada	49,338	58,167	(8,829)	(15)%
EMEA	146,890	85,253	61,637	72%
Rest of World	4,717	2,120	2,597	123%
Total net revenue	$259,271	$209,501	$49,770	24%

(1)

The constant currency presentation of our net revenue based on geographic segment is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

As of August 31, 2026 and May 31, 2026, respectively, our geographic capital assets were as follows:

	For the three months ended
	August 31,	May 31,	Change	% Change
(in thousands of U.S. dollars)	2026	2026	2026 vs. 2025
USA	$205,546	$207,592	$(2,046)	(1)%
Canada	237,582	245,799	(8,217)	(3)%
EMEA	197,861	202,598	(4,737)	(2)%
Rest of World	24,934	24,236	698	3%
Total capital assets	$665,923	$680,225	$(14,302)	(2)%

Beverage revenue

Net revenue from our Beverage segment increased to $101.5 million for the three months ended August 31, 2026, compared to revenue of $55.7 million for the prior year period. Results for the current fiscal quarter include incremental net revenues of $55.9 million associated with the Global BrewDog Acquisitions completed during the fourth quarter of fiscal 2026. Excluding the impact of the Global BrewDog Acquisitions, the year-over-year decrease was primarily attributable to continued industry-wide challenges across the craft beer, spirits, and brewpub categories and broader competitive pressures, which resulted in lower volumes sold. Notwithstanding the current market challenges, the Global BrewDog Acquisitions significantly advance our long-term beverage strategy by transforming our platform from a predominantly U.S.-focused business into a global beverage platform with established operations and infrastructure, commercial capabilities and consumer reach across key international markets, which we believe positions the segment for future growth and enhanced scale.

Cannabis revenue

For the three months ended August 31, 2026 and August 31, 2025, respectively, cannabis net revenue based on market channel was as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2026	2025	2026 vs. 2025
Revenue from Canadian medical cannabis	$4,717	$6,146	$(1,429)	(23)%
Revenue from Canadian adult-use cannabis	53,564	64,067	(10,503)	(16)%
Revenue from wholesale cannabis	673	4,155	(3,482)	(84)%
Revenue from international cannabis	16,237	13,367	2,870	21%
Total cannabis revenue	75,191	87,735	(12,544)	(14)%
Excise taxes	(19,082)	(23,224)	4,142	(18)%
Total cannabis net revenue	$56,109	$64,511	$(8,402)	(13)%

For the three months ended August 31, 2026 and August 31, 2025, respectively, cannabis net revenue based on market channel on a constant currency(1) basis was as follows:

	For the three months ended
	as reported in constant currency(1)
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2026	2025	2026 vs. 2025
Revenue from Canadian medical cannabis	$4,804	$6,146	$(1,342)	(22)%
Revenue from Canadian adult-use cannabis	54,575	64,067	(9,492)	(15)%
Revenue from wholesale cannabis	685	4,155	(3,470)	(84)%
Revenue from international cannabis	16,252	13,367	2,885	22%
Total cannabis revenue	76,316	87,735	(11,419)	(13)%
Excise taxes	(19,443)	(23,224)	3,781	(16)%
Total cannabis net revenue	$56,873	$64,511	$(7,638)	(12)%

(1)

The constant currency presentation of our Cannabis revenue based on market channel is a non-GAAP financial measure. See “Use of Non-GAAP Measures –Constant Currency Presentation” above for a discussion of these Non-GAAP Measures.

Revenue from Canadian medical cannabis: Gross revenue from Canadian medical cannabis decreased to $4.7 million for the three months ended August 31, 2026, compared to gross revenue of $6.1 million for the prior year period. On a constant currency basis, gross revenue from Canadian medical cannabis decreased to $4.8 million for the three months ended August 31, 2026. The decrease in gross revenue from medical cannabis, on a constant currency basis, was primarily driven by a reduction in the Veterans Affairs Canada reimbursement ceiling from CAD $8.50 to CAD $6.00 per gram, effective April 1, 2026, as enacted under the Canadian federal government’s Budget 2025, which reduced revenue by approximately $1.0 million during the fiscal quarter. The remaining decrease was attributed to uninsured patient attrition to the adult-use recreational market.

Revenue from Canadian adult-use cannabis: During the three months ended August 31, 2026, our gross revenue from Canadian adult-use cannabis decreased to $53.6 million, compared to gross revenue of $64.1 million for the prior year period. On a constant currency basis, our gross revenue from Canadian adult-use cannabis decreased to $54.6 million for the three months ended August 31, 2026. The currency adjusted decrease in gross adult-use revenue for the three-month period was primarily driven by continued pricing pressure in the flower category, particularly within the mainstream and value segments where the Company maintains a significant market share. These decreases were partially offset by growth from innovation and recently launched products. In addition, certain inventory was redirected to international markets, which would otherwise have generated approximately $1.1 million of revenue in the Canadian market. Notably, we have continued to invest in our cultivation footprint, including the expansion of cultivation at our Quebec facility, to support demand across both Canadian and international markets. We remain encouraged by the early performance of key innovation initiatives and believe our investments in cultivation, brands and product development position the business to capitalize on future growth opportunities as market conditions evolve.

Wholesale cannabis revenue: Gross revenue from wholesale cannabis decreased to $0.7 million for the three months ended August 31, 2026, compared to gross revenue of $4.2 million for the prior year period. On a constant currency basis, gross revenue from wholesale cannabis decreased to $0.7 million for the three months ended August 31, 2026. As wholesale market dynamics evolve, we continue to evaluate opportunities to sell into the wholesale market or allocate product to international markets and other sales channels based on demand and profitability. Specifically, during the three months ended August 31, 2026, wholesale cannabis revenue declined compared to the prior year period as the Company strategically redirected product to other markets, resulting in a 70% decrease in wholesale gram equivalents sold.

International cannabis revenue: Net revenue from International cannabis increased to $16.2 million for the three months ended August 31, 2026, compared to net revenue of $13.4 million for the prior year period. On a constant currency basis, net revenue from international cannabis increased to $16.3 million for the three months ended August 31, 2026 and was primarily attributable to growth in the German medical cannabis market, which increased by $2.9 million as a result of increased patient demand. This growth was further supported by a $1.0 million increase in the United Kingdom through the Lyphe Acquisition. Despite increased gram equivalents sold, international cannabis revenue was negatively impacted by price compression of approximately $8.8 million in the quarter. Lastly, international cannabis revenue may fluctuate from quarter to quarter based upon the timing of the receipt of export/import permits as well as the timing of shipments from one quarter to the next.

Distribution revenue

Net revenue from our Distribution segment increased to $84.3 million for the three months ended August 31, 2026, compared to revenue of $74.0 million for the prior year period. On a constant currency basis, revenue from Distribution increased to $85.2 million for the three months ended August 31, 2026. The increase in Distribution revenue for the fiscal year was primarily driven by a focus on competitive pricing and product mix, as evidenced by a 12% increase in average selling price, and a 2% increase in units sold.

Wellness revenue

Our Wellness segment net revenue increased to $15.3 million for the three months ended August 31, 2026, compared to $15.2 million from the prior year period. On a constant currency basis for the three months ended August 31, 2026, Wellness segment net revenue increased to $15.4 million. Wellness net revenue remained largely unchanged, as growth from innovation and new product offerings was largely offset by lower e-commerce sales resulting from temporary supply constraints.

Gross profit and gross margin for our reporting segments

For the three months ended August 31, 2026 and August 31, 2025, respectively, our gross profit and gross margin were as follows:

	For the three months ended
(in thousands of U.S. dollars)	August 31,	August 31,	Change	% Change
Beverage	2026	2025	2026 vs. 2025
Net revenue	$101,496	$55,739	$45,757	82%
Cost of goods sold	59,489	34,413	25,076	73%
Gross profit	42,007	21,326	20,681	97%
Gross margin	41%	38%	3%	8%
Cannabis
Net revenue	56,109	64,511	(8,402)	(13)%
Cost of goods sold	34,087	41,241	(7,154)	(17)%
Gross profit	22,022	23,270	(1,248)	(5)%
Gross margin	39%	36%	3%	8%
Distribution
Net revenue	84,266	74,007	10,259	14%
Cost of goods sold	75,143	66,008	9,135	14%
Gross profit	9,123	7,999	1,124	14%
Gross margin	11%	11%	0%	0%
Wellness
Net revenue	15,276	15,244	32	0%
Cost of goods sold	10,919	10,370	549	5%
Gross profit	4,357	4,874	(517)	(11)%
Gross margin	29%	32%	(3)%	(9)%
Total
Net revenue	257,147	209,501	47,646	23%
Cost of goods sold	179,638	152,032	27,606	18%
Gross profit	77,509	57,469	20,040	35%
Gross margin	30%	27%	3%	11%

34

Beverage gross margin: For the three months ended August 31, 2026, our beverage segment generated gross margin of 41%, which increased from 38% generated in the prior year period. The increase was primarily driven by the inclusion of BrewDog, which generated a gross margin of approximately 46% and favorably impacted the segment’s overall gross margin. This benefit was partially offset by lower overhead absorption resulting from reduced volume in our legacy beverage operations, as well as higher input costs, particularly for aluminum and inbound freight.

Cannabis gross margin: For the three months ended August 31, 2026, our cannabis segment generated gross margin of 39%, which increased from 36% generated in the prior year period. The increase was primarily driven by operating efficiencies realized across our Canadian cannabis operations as well as favorable product mix, together with improved utilization of our cultivation facility in Portugal as we continued to scale international production. These benefits more than offset the impact of lower revenue and price compression, particularly within international cannabis markets.

Distribution gross margin: For the three months ended August 31, 2026, our distribution segment generated gross margin of 11%, and remained consistent from 11% generated in the prior year period. The comparability was affected by a $1.3 million in the prior year for the classification of certain packing labor costs within selling expenses rather than cost of goods sold. Excluding this impact, gross margin improved, driven primarily by a favorable product mix, including an approximately 12% increase in average selling price, and lower input costs resulting from cost-reduction initiatives.

Wellness gross margin: For the three months ended August 31, 2026, our wellness segment generated gross margin of 29%, which decreased from 32% in the prior year period. Gross margin decreased as a result of an unfavorable change in sales mix away from e-commerce and organic products to non-organic and white label.

Operating expenses

During the three months ended August 31, 2026 and August 31, 2025, respectively, the changes in operating expenses were as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2026	2025	2026 vs. 2025
General and administrative	$57,608	$41,053	$16,555	40%
Selling	13,593	12,923	670	5%
Amortization	6,500	3,929	2,571	65%
Marketing and promotion	15,736	10,155	5,581	55%
Research and development	89	41	48	117%
Change in fair value of contingent consideration	—	(15,000)	15,000	(100)%
Litigation costs, net of recoveries	787	1,007	(220)	(22)%
Restructuring costs	2,447	869	1,578	182%
Transaction costs, net	4,802	400	4,402	1,101%
Total operating expenses	$101,562	$55,377	$46,185	83%

Operating expenses are comprised of general and administrative, selling, amortization, marketing and promotion, research and development, change in fair value of contingent consideration, litigation costs, net of recoveries, restructuring costs and transaction costs, net. For the three months ended August 31, 2026, operating expenses increased by $46.2 million to $101.6 million when compared to $55.4 million for the prior year period. The increase was primarily driven by $32.0 million of incremental operating expenses associated with the Global BrewDog Acquisitions and the Lyphe Acquisition. The increase also reflected the absence of a $15.0 million gain from the change in fair value of contingent consideration relating to the Montauk acquisition recognized in the prior year period. These items are discussed in further detail below:

General and administrative costs

During the three months ended August 31, 2026 and August 31, 2025, respectively, the changes in general and administrative costs when compared to the prior year period were as follows:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2026	2025	2026 vs. 2025
Salaries and wages	$26,108	$21,736	$4,372	20%
Office and general	16,942	8,697	8,245	95%
Stock-based compensation	6,584	5,052	1,532	30%
Insurance	2,910	2,393	517	22%
Professional fees	632	1,218	(586)	(48)%
Gain on sale of capital assets	(101)	(241)	140	(58)%
Travel and accommodation	2,305	1,312	993	76%
Rent	2,228	886	1,342	151%
Total general and administrative costs	$57,608	$41,053	$16,555	40%

Salaries and wages increased by 20% during the three months ended August 31, 2026, when compared to the prior year period. This is primarily attributable to incremental salaries and wages of $7.4 million associated with the Global BrewDog Acquisitions and the Lyphe Acquisition completed during the fourth fiscal quarter of fiscal year 2026, as well as annual merit increases. This increase was partially offset due to a reduction of retention payments of $0.8 million compared to the prior year period.

Office and general increased by 95% during the three months ended August 31, 2026, when compared to the prior year period. The increase in the three months ended August 31, 2026 was driven by higher costs in the current year, including $7.1 million of incremental office and general expenses associated with the Global BrewDog Acquisitions and the Lyphe Acquisition completed during the fourth fiscal quarter of fiscal year 2026.

The Company recognized stock-based compensation expense of $6.6 million during the three months ended August 31, 2026, of which $0.9 million was recorded against accounts payable and accrued liabilities on the Consolidated Statements of Financial Position in connection with the Performance-Based Elective Settlement Award achieved (Note 14), compared to $5.1 million for the prior year period. Stock-based compensation expense is based on the adopted time-based vesting schedules and varies according to the assumptions used in the vesting model.

Insurance expense increased by $0.5 million for the three months ended August 31, 2026 to $2.9 million from $2.4 million for the prior year period. The increase in insurance expense for the three months ended August 31, 2026, was attributable to incremental insurance costs associated with the Global BrewDog Acquisitions.

Rent expense increased by 151% for the three months ended August 31, 2026 to $2.2 million compared to $0.9 million for the prior year period. Rent expense is predominantly comprised of operating lease expenses for our brew pubs and office spaces and varies period-over-period based on lease amortization schedules and common area maintenance costs. The increase for the three months ended August 31, 2026 reflects incremental rent costs of $1.3 million associated with the Global BrewDog Acquisitions and the Lyphe Acquisition completed during the fourth fiscal quarter of fiscal year 2026.

Selling costs

For the three months ended August 31, 2026, the Company incurred selling costs of $13.6 million or 5% of net revenue as compared to $12.9 million or 6% of net revenue in the prior year period. These costs relate to third-party shipping costs for all segments, in addition to distributor commission incurred by the cannabis segment, Health Canada cannabis fees, and patient acquisition and maintenance costs. The increase in selling costs for the three months ended August 31, 2026, was primarily attributable to $3.1 million of incremental selling costs associated with the Global BrewDog Acquisitions and the Lyphe Acquisition, as well as $1.7 million of incremental fuel and freight surcharges resulting from elevated global fuel prices and shipping disruptions associated with the ongoing conflict in the Middle East. These increases were partially offset by benefits realized from ongoing cost-saving initiatives and a change in revenue mix to lower selling cost segments.

Amortization

The Company incurred non-production related amortization charges of $6.5 million for the three months ended August 31, 2026, compared to $3.9 million in the prior year period, based on depreciable capital and intangible assets useful lives. The increase is primarily attributable to incremental amortization expense of $2.4 million associated with the Global BrewDog Acquisitions and the Lyphe Acquisition completed during the fourth fiscal quarter of fiscal year 2026.

Marketing and promotion costs

For the three months ended August 31, 2026, the Company incurred marketing and promotion costs of $15.7 million, compared to $10.2 million for the prior year period. The increase was primarily driven by $5.6 million of incremental marketing and promotion costs associated with the Global BrewDog Acquisitions, as well as variability in discretionary marketing spend.

Research and development

Research and development costs were $0.1 million during the three months ended August 31, 2026, compared to $0.0 million in the prior year period. These costs relate to external expenditures associated with the development of new products.

Change in fair value of contingent consideration

A portion of the total consideration to be paid in connection with the Company’s acquisition of Montauk was contingent upon the achievement by Montauk of certain financial measures as of December 31, 2025. In the event that Montauk achieved either the pre-determined sales volume target or EBITDA target, then $15.0 million of contingent consideration would be deemed earned and payable. If both the sales volume target and the EBITDA target were achieved, an additional $3.0 million would be deemed earned and payable for a total contingent consideration payment of $18.0 million.

During the three months ended August 31, 2025, the Company reassessed the estimated fair value of the contingent consideration liability as $nil, based on subsequent information regarding Montauk’s operating results and revised expectations for the remainder of the earn‑out period. As a result of lower‑than‑anticipated sales volumes during the peak selling periods of June, July and August 2025, and the loss of certain national retail programs, management concluded that Montauk no longer had a viable path to achieving the sales volume target or the EBITDA target within the earn‑out period. Accordingly, the Company applied a probability of achievement of 0% to the sales volume target and 0% to the remaining criteria. The resulting $15.0 million change in fair value of the contingent consideration liability was recorded within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and contributed to the Company’s net income generated during the period ended August 31, 2025, despite historically reporting a net loss.

During the remainder of fiscal 2026, the earn-out period concluded and neither financial measure was achieved. Accordingly, no further changes to the fair value of the contingent consideration liability were recognized during the year ended May 31, 2026 as no contingent consideration obligation was payable.

Litigation costs, net of recoveries

For the three months ended August 31, 2026, the Company recorded $0.8 million of litigation settlements costs and third-party fees incurred in defending these claims, net of favorable recoveries compared to $1.0 million in the prior year period. The decrease is related to period-to-period variability as litigation and settlement costs are non-recurring in nature. During the three months ended August 31, 2026, the Company settled a copyright infringement litigation claim for which insurance recovery is expected. Specifically, the Company expects to receive approximately $1.0 million in insurance proceeds to offset the same amount funded for settlement of this claim.

Restructuring costs

In connection with the integration of certain acquisitions and strategic transactions, the Company has incurred restructuring and exit costs in the amount of $2.4 million for the three months ended August 31, 2026, compared to $0.9 million for the prior year period. All restructuring plans are approved at the executive level, and their associated expenses are recognized in the period in which the plan is committed or otherwise incurred.

Within the Beverage segment, restructuring activities primarily related to a business optimization plan designed to consolidate production, streamline and simplify operations, and improve the Beverage cost structure. Activities implemented under the plan included the closure of and the consolidation of volumes into certain brewery and related facilities.  More specifically, in connection with our business optimization plan, we made decisions to cease production at our Terrapin facility in Athens, GA and our Hop Valley facility located in Eugene, OR, as well as executing an agreement to divest our Atwater business. Restructuring charges primarily consisted of employee termination severance and benefits, facility closure and exit costs, contract and other termination costs, costs associated with SKU rationalization activities, and other costs directly associated with the execution of the plan. As a result, during the three months ended August 31, 2026, the Company incurred $2.3 million of restructuring related expenses associated with these efforts. The Company expects these initiatives to be substantially completed by the end of fiscal 2027.

Transaction costs, net

Transaction costs, net, include acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation. For the three months ended August 31, 2026, transaction costs increased to $4.8 million from $0.4 million for the prior year period. During the three months ended August 31, 2026, transaction costs associated with the continued integration of BrewDog and Lyphe, as well as $1.1 million of professional and other fees related to the BrewDog administration process.

Interest expense, net

For the three months ended August 31, 2026, interest expense, net was $6.5 million compared to $6.7 million for the prior year period. For the three months ended August 31, 2026, interest expense, net was comprised of $0.9 million of interest income, $1.5 million of accretion of convertible debt discount, and $5.9 million of cash interest expense compared to $1.9 million, $2.0 million and $6.6 million, respectively, for the prior year period.

Non-operating (expense) income, net

During the three months ended August 31, 2026 and August 31, 2025, respectively, the changes in non-operating (expense), income were comprised of:

	For the three months ended
	August 31,	August 31,	Change	% Change
(in thousands of US dollars)	2026	2025	2026 vs. 2025
Change in fair value of warrant liability	$—	$(3,670)	$3,670	(100)%
Foreign exchange gain (loss)	(11,234)	6,928	(18,162)	(262)%
Loss on long-term investments	(27)	39	(66)	(169)%
Unrealized gain (loss) on digital assets	46	(8)	54	(675)%
Other non-operating (losses) gains, net	3,442	543	2,899	534%
Total non-operating income (expense)	$(7,773)	$3,832	$(11,605)	(303)%

For the three months ended August 31, 2026, the Company did not recognize a change in fair value of its warrants as they have been fully exercised, compared to a loss of $3.7 million in the prior year period, as a result of the change in our share price and the exercise price of the warrants. For the three months ended August 31, 2026, the Company recognized a loss of $11.2 million resulting from the changes in foreign exchange rates during the period compared to a gain of $6.9 million for the prior year period. The other non-operating (losses) gains, net were gains of $3.5 million for the three months ended August 31, 2026, compared to gains of $0.5 million for the prior year period, and primarily resulted from the exchange transaction of the TLRY 27 Notes, as described in Note 12 (Convertible debentures payable).

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company calculates adjusted EBITDA as net income (loss) before income taxes, net interest expense, depreciation and amortization, purchase price accounting step-up on inventory, stock-based compensation, restructuring costs, transaction costs net, litigation costs net of recoveries, change in fair value of contingent consideration, project 420 cost savings initiatives, unrealized currency gains and losses and other adjustments.

We believe that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to the Company’s results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.

We do not consider adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of adjusted EBITDA is that it excludes certain expenses and income that are required by U.S. GAAP to be recorded in our Financial Statements. In addition, adjusted EBITDA is subject to inherent limitations as this metric reflects the exercise of judgment by management about which expenses and income are excluded or included in determining adjusted EBITDA. In order to compensate for these limitations, management presents adjusted EBITDA in connection with GAAP results.

For three months ended August 31, 2026, adjusted EBITDA decreased to $9.2 million compared to $10.2 million for the prior year period.

	For the three months ended
	August 31,	August 31,	Change	% Change
Adjusted EBITDA reconciliation:	2026	2025	2026 vs. 2025
Net income (loss)	$(40,031)	$1,513	$(41,544)	(2,746)%
Income tax expense (recovery), net	1,725	(2,285)	4,010	(175)%
Interest expense, net	6,480	6,696	(216)	(3)%
Non-operating (income) expense, net	7,773	(3,832)	11,605	(303)%
Amortization	18,638	15,561	3,077	20%
Stock-based compensation	6,584	5,052	1,532	30%
Change in fair value of contingent consideration	—	(15,000)	15,000	(100)%
Project 420 business optimization	—	200	(200)	(100)%
Litigation costs, net of recoveries	787	1,007	(220)	(22)%
Restructuring costs	2,447	869	1,578	182%
Transaction costs, net	4,802	400	4,402	1,101%
Adjusted EBITDA	$9,205	$10,181	$(976)	(10)%

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

●

Transaction costs, net which includes acquisition related income and expenses, related legal, financial advisor and due diligence cost and expenses and transaction related compensation, which vary significantly by transaction and are excluded to evaluate ongoing operating results;

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

Liquidity and Capital Resources

We actively manage our cash, marketable securities and digital assets in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, and complete acquisitions. We believe that existing cash, cash equivalents, marketable securities, Bitcoin digital assets and cash generated by operations, together with access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs for the short and long-term outlook.

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

On April 15, 2026, the Company entered into an Open Market Sales Agreement with Jefferies LLC, TD Securities (USA) LLC and Roth Capital Partners, LLC (together, the “Agents”) with respect to an at-the-market offering (the “ATM Program”) under which the Company may offer and sell shares of the Company’s common stock, par value US$0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $180 million from time to time through or to the Agents, acting as sales agents, or directly to the Agents, acting as principals. During the three months ended August 31, 2026, the Company issued 4,645,344 shares under the ATM Program generating gross proceeds of $22.9 million. The Company paid $0.6 million in commissions and other fees associated with these issuances generating net proceeds of $22.3 million. The Company intends to use the net proceeds from the ATM Program to fund strategic and accretive acquisitions or investments in businesses and capital expenditures for acquired businesses, including potential acquisitions of assets in the U.S. and internationally in order to capitalize on expected regulatory advancements or expansion opportunities.

Additionally, we are committed to optimizing our capital structure and enhancing financial flexibility as we intend to continue to opportunistically purchase or exchange equity for the TLRY 27 Notes prior to their underlying maturity date in June 2027, subject to market conditions.

On July 24, 2026, American Beverage Crafts Group, Inc., a wholly owned subsidiary of the Company, entered into the Sixth Amendment to its Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders that are a party thereto. Subsequent to the quarter ended August 31, 2026, the Company entered into the Seventh Amendment, which among other things, provides that the financial covenants will not be tested for the fiscal quarter ended August 31, 2026 and revises certain financial covenants for subsequent periods. The Seventh Amendment also limits borrowing availability under the revolving facility. For additional information, see Note 26 (Subsequent events), Part II, Item 5. Other Information and the risk factor titled, “Our access to the revolving credit facility is restricted and, if we are unable to demonstrate compliance with the applicable financial covenants in the future, the restrictions may continue and the lenders may exercise remedies that could materially adversely affect our liquidity and financial condition” in Part II. Item 1A. Risk Factors in this Form 10-Q.

As part of its capital and liquidity management strategy, the Company may, when appropriate, engage with its lenders to amend the terms of its debt arrangements, obtain waivers, or otherwise modify financing terms.

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:

	For the three months ended
	August 31,	August 31,
	2026	2025
Net cash provided by (used in) operating activities	$(16,541)	$(1,341)
Net cash provided by (used in) investing activities	(9,253)	24,467
Net cash provided by (used in) financing activities	13,967	19,848
Effect on cash of foreign currency translation	828	188
Cash and cash equivalents, beginning of period	229,342	221,666
Cash and cash equivalents and restricted cash, end of period	$218,343	$264,828
Marketable securities	3,047	—
Cash and cash equivalents, restricted cash and marketable securities(1)	$221,390	$264,828

Within the Consolidated Statements of Cash Flows, cash and cash equivalents includes $3,383 of restricted cash as of August 31, 2026, and $nil as of August 31, 2025.

(1)

Cash and cash equivalents, restricted cash and marketable securities are non-GAAP financial measures. See “Use of Non-GAAP Measures” above for additional discussion regarding these non-GAAP measures. The Company combines the Cash and cash equivalents financial statement line item, Restricted cash and the Marketable securities financial statement line item as an aggregate total as reconciled in the liquidity and capital resource section below. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its short-term liquidity position by combining these three GAAP metrics.

Cash flows from operating activities

Net cash used in operating activities was $16.5 million for three months ended August 31, 2026, compared to $1.3 million for the prior year period. Excluding the impact of changes in working capital, cash used in operations was $8.9 million compared to cash generated of $8.4 million in the prior year period, as the current period was negatively impacted by the integration of the Global BrewDog Acquisitions and continued restructuring within the legacy beverage business. Notably, the acquisition-related working capital impacts from the Global BrewDog Acquisitions recognized in the fourth quarter of fiscal 2026 did not recur, and BrewDog did not require cash funding during the quarter.

Cash used in working capital was $7.7 million for three months ended August 31, 2026, compared to $9.8 million in the prior year period. The significant components of the current fiscal quarter working capital change were as follows:

-	Accounts receivable. Accounts receivable increased by $1.3 million as higher receivables relative to sales in certain segments were offset by lower receivables in others.

-

Prepaids and other current assets. Prepaid expenses and other current assets decreased by $1.0 million, primarily due to the collection of BrewDog related receivables for customer payments held during the administration process, partially offset by annual insurance and corporate prepaid renewals.

-

Inventory. Inventory increased by $27.8 million, and was anticipated as we scale for growth and was primarily due to increases of $11.7 million in distribution inventory, $9.6 million in cannabis inventory from higher production levels in Quebec and Portugal, and $7.5 million in beverage inventory, including $3.2 million attributable to BrewDog and $4.3 million related to the legacy beverage business. These increases were partially offset by a $1.0 million decrease in wellness inventory.

-

Accounts Payable. Accounts payable increased by $20.4 million, partially offsetting the use of cash from other working capital items. The increase was primarily attributable to higher BrewDog trade payables due to improved supplier credit terms and the timing of payments and sales tax remittances.

Cash flows from investing activities

The change in net cash used in investing activities was $9.3 million for three months ended August 31, 2026, compared to cash generated of $24.5 million for the prior year period, and was primarily a result of the change in investments in marketable securities in the current periods.

Cash flows from financing activities

The change in cash provided by financing activities was $14.0 million for three months ended August 31, 2026, compared to $19.8 million for the prior year period primarily due to variability in funds related to repayments of long-term debt as well as lease liabilities.

Contingencies

In addition to the ongoing litigation matters described in the Part II, Item 1 - Legal Proceedings, the Company is and may be a defendant in lawsuits from time to time in the ordinary course of business. While the outcomes of litigation matters and claims made against the Company cannot be predicted with absolute certainty, the Company believes that it has sufficiently reserved for those matters where losses were probable and had a reasonable ability to estimate. Additionally, the Company believes the probable final outcome of such matters, after the application of reserves and insurance proceeds, will not have a material adverse effect on the Company’s consolidated results of operations, financial position, cash flows or liquidity.

Critical Accounting Estimates

Our Financial Statements are prepared in accordance with U.S. GAAP. The accounting principles we use require us to make estimates and assumptions that may impact the reported amounts of assets and liabilities as of the date of the Financial Statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies, however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting estimates that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, valuation of inventory, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in, our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended August 31, 2026, there have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

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

Following this evaluation, the CEO and CFO have determined that, as of August 31, 2026, our disclosure controls and procedures (a) are effective in ensuring timely recording, processing, summarization, and reporting of information required under the Exchange Act, and (b) incorporate controls and procedures designed to provide reasonable assurance that such information is collected and communicated to management, including the CEO and CFO, as necessary to permit timely decisions regarding required disclosures.

During our fiscal year ended May 31, 2026, we acquired certain business operations and assets of BrewDog plc and certain of its subsidiary undertakings (BrewDog UK I), BrewDog Brewing Australia Pty Ltd (BrewDog AUS), certain BrewDog assets in the U.S (BrewDog US), five additional BrewDog brewpubs in Scotland and England (BrewDog UK II), and the Lyphe Group (Lyphe), and during the quarter ended August 31, 2026, we acquired HelloMD Corporation (HelloMD). As a result of these acquisitions, each of the acquired entities became wholly-owned subsidiaries of Tilray. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management, with the participation of our CEO and CFO, has excluded these acquisitions from its assessment of internal control over financial reporting as of August 31, 2026. The operations of the BrewDog UK I, BrewDog AUS, BrewDog US, BrewDog UK II, Lyphe and HelloMD represent approximately 11.2%, 1.0%, 1.5%, 0.1%, 0.2%, 0.03% of our total assets and 14.6%, 0.9%, 1.9%, 0.4%, 0.3%, 0.03% of our net revenues as of and for the fiscal quarter ended August 31, 2026, respectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company completed several acquisitions and is in the process of reviewing the internal control structure of those brands and their associated businesses and, if necessary, will make appropriate changes as it integrates them into the Company’s overall internal control over financial reporting process.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes, including the proceedings specifically discussed below. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our Financial Statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. In circumstances where a loss is not probable or the amount of loss is not estimable, we do not accrue legal reserves. While the outcome of legal proceedings carry an inherent degree of uncertainty, our management believes that it has established appropriate legal reserves based on the information currently available and available insurance coverage. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on our consolidated financial position, consolidated results of operations, or consolidated cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our consolidated financial position, consolidated results of operations, or consolidated cash flows.

“Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K, as disclosed and incorporated herein by reference to Note 18 (Commitments and contingencies) to the Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. A summary of our risk factors is included below. Except for the below risk factors, there have been no material changes from the risk factors described in our Form 10-K.

●	We may not realize anticipated benefits from acquisitions, including our craft beverage and BrewDog-related transactions, and may face integration challenges and operational disruption.

●	Our access to the revolving credit facility is restricted and, if we are unable to demonstrate compliance with the applicable financial covenants in the future, the restrictions may continue and the lenders may exercise remedies that could materially adversely affect our liquidity and financial condition.

●	Our business is highly dependent on maintaining regulatory approvals, licenses and permits across multiple jurisdictions, and changes in cannabis, hemp or other applicable laws—including in the United States—could materially adversely affect our operations and strategy.

●	Evolving international regulations, including import/export restrictions and delays, may limit our ability to expand and operate globally.

●	We face significant competition across our cannabis and beverage businesses, including from illicit market participants and large, well-capitalized competitors.

●	Our beverage business is subject to changing consumer preferences, reliance on third-party distributors, and strong competitive pressures that could reduce sales and margins.

●	Our operations depend on key facilities, supply chains and agricultural production, which are subject to risks such as natural disasters, crop failure, supply disruption, and increases in input costs.

●	Our products may be subject to recalls, contamination, product liability claims, or adverse health effects, and negative publicity may harm consumer demand and our reputation.

●	We are subject to litigation, regulatory enforcement, and health, safety and environmental laws that could result in significant costs, liabilities and operational restrictions.

●	Cybersecurity incidents, information technology failures, or data privacy breaches could disrupt operations, result in financial losses, and expose us to liability.

●

United States regulations relating to hemp-derived CBD products, Delta-9 products, and medical cannabis products are new and rapidly evolving, and changes may not develop in the timeframe or manner most favorable to our business objectives.

●	Our success depends on our ability to attract and retain key personnel, manage labor costs, and avoid workforce disruptions.

●	We have a history of net losses and may not achieve or maintain profitability; Our existing and future debt agreements may contain covenant restrictions that limit our ability to operate our business and pursue beneficial transactions.

●	Macroeconomic conditions, inflation, tariffs, foreign exchange fluctuations, and geopolitical instability may adversely affect our business, results of operations and financial condition.

●	We face risks related to internal controls, tax and accounting matters, and may incur impairments of goodwill and other assets.

●	The market price of our common stock is highly volatile, and our capital structure, including convertible securities and future equity issuances, may result in dilution or limit our strategic flexibility.

●	Additional risks include limitations on protecting our intellectual property, reliance on insurance and self-insurance, costs of being a public company, governance provisions that may limit change-of-control transactions, and emerging risks such as our cryptocurrency strategy.

Our access to borrowings under the revolving credit facility is restricted and, if we are unable to demonstrate compliance with the applicable financial covenants in the future, the restrictions may continue and the lenders may exercise remedies that could materially adversely affect our liquidity and financial condition.

Our credit facility requires us to comply with certain financial covenants. In October 2026, we entered into the Seventh Amendment, which provides that the financial covenants under the credit facility will not be tested for the fiscal quarter ended August 31, 2026, and revises certain financial covenants for subsequent periods, including the maximum consolidated leverage ratio, the minimum consolidated EBITDA and the minimum liquidity requirements. The Seventh Amendment also limits our borrowing availability under the revolving credit facility until the covenant tests are once again tested. The Seventh Amendment does not assure our compliance with the financial covenants or other obligations under the credit facility in future periods. Our ability to comply with these requirements will depend on our operating performance, cash flows, access to capital and other factors. If we fail to comply with applicable financial covenants or other obligations in a future period and are unable to obtain a waiver or amendment, the lenders may have the right, subject to the terms of the credit facility, to terminate their commitments, declare outstanding indebtedness immediately due and payable, charge default interest and exercise remedies against collateral securing the indebtedness.

Any future noncompliance could require us to repay outstanding borrowings or seek additional waivers or amendments, which may not be available on acceptable terms or at all. Any resulting repayment of indebtedness could reduce our available liquidity and adversely affect our ability to fund our operations, investments and other strategic initiatives. The exercise of remedies or acceleration of indebtedness could materially adversely affect our liquidity and financial condition and could restrict our ability to invest in our business, incur additional indebtedness, make acquisitions or pursue other strategic opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no unregistered sales of equity during the during the fiscal period covered by this report, except as otherwise previously reported.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 7, 2026, American Beverage Crafts Group, Inc., a wholly-owned subsidiary of the Company, entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with Bank of America, N.A., as administrative agent, and the lenders party thereto. The Seventh Amendment amends the Credit Agreement dated June 30, 2023 and, among other things, provides that the financial covenants will not be tested for the fiscal quarter ended August 31, 2026, adds a “Covenant Compliance Start Date” and revises certain of the financial covenants for subsequent periods, including the maximum Consolidated Leverage Ratio, the minimum Consolidated EBITDA and the minimum liquidity requirements. The Seventh Amendment also amends the Availability Period and limits availability under the revolving credit facility. The foregoing description is qualified in its entirety by reference to the full text of the Seventh Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Rule 10b5-1 Trading Plans

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal period covered by this report.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of the Company, filed on November 26, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 26, 2025).

10.1	Sixth Amendment to Credit Agreement, dated as of July 24, 2026 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 28, 2026).

10.2*	Seventh Amendment, dated as of October 7, 2026, to the Credit Agreement (dated as of June 30, 2023) by and among American Beverage Crafts Group, Inc., certain subsidiaries and affiliates of American Beverage Crafts Group, Bank of America, N.A., City National Bank, the lenders party thereto and BofA Securities, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following Financial Statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Interim Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Tilray Brands, Inc.

Date: October 8, 2026	By:	/s/ Irwin D. Simon
Irwin D. Simon
Chairman and Chief Executive Officer

Date: October 8, 2026	By:	/s/ Carl Merton
Carl Merton
Chief Financial Officer